Form 10QSB
period 1999-03-31
DAG MEDIA INC
filed 1999-06-07
CIK 1080340

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark One

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

Commission File Number 000-25991

                                 DAG Media, Inc,
             (Exact name of Registrant as specified in its charter)

    New York                                                         11-347-4831
    ----------------------------------------------------------------------------
    State or other jurisdiction                                  I.R.S. Employer
    of organization)                                          Identification No.

                    125-20 Queens Blvd. Kew Gardens, NY 11415
                    -----------------------------------------
               (Address of principal executive office) Zip Code)

                                 (718) 263-8454
                                 --------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |_| No |X|

As of May 28, 1999 the Registrant had a total of 2,976,190 Common Shares, par value $.001 per share, outstanding.

                         DAG MEDIA, INC. AND SUBSIDIARY

                                Table of Contents

      Part I - FINANCIAL INFORMATION

                                                                          Page
                                                                          Number
                                                                          ------

Item 1.        Financial Statements

               Consolidated Balance Sheet at March 31, 1999
               (unaudited)                                                3

               Consolidated Statement of Operations for
               the Three Months Ended March 31, 1999 and 1998             4

               Consolidated Statements of Cash  Flows for
               the Three Months Ended March 31, 1999 and 1998             5

               Notes to Consolidated Financial Statements                 6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        8

      Part II - OTHER INFORMATION                                         13

                          DAG MEDIA INC AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                      Assets                      March 31, 1998
                                                                    (unaudited)

Current assets:
Cash and cash equivalents                                            $  190,231
Trade accounts receivable (less allowance of $301,378
  for doubtful accounts)                                              1,512,046
Directories in progess                                                  314,488
Other current assets                                                      6,806
                                                                     ----------
     Total current assets                                             2,023,571

Fixed assets, net of accumulated depreciation of $23,453                 84,792

Other noncurrent assets:
Shareholders' loan receivable                                           235,030
Investments in affiliate                                                 39,220
Deferred registration costs                                             244,675
Deposits                                                                  9,093
                                                                     ----------
     Total assets                                                    $2,636,381
                                                                     ==========
                       Liabilities & Shareholders' Equity

Current liabilities:
Accounts payable and accrued expenses                                $   19,475
Advanced billing for unpublished directories                            801,173
Income tax payable                                                      401,344
Deferred tax payable                                                    485,000
                                                                     ----------
     Total current liabilities                                        1,706,992

Shareholders' equity:
Common shares, $.001 par value; 1,250,000                                 1,250
Additional paid-in capital                                                  150
Retained earnings                                                       927,989
                                                                     ----------
     Total shareholders' equity                                         929,389

                                                                     ----------
     Total liabilities and stockholders' equity                      $2,636,381
                                                                     ==========

 The accompanying notes are an integral part of this consolidated balance sheet

                          DAG MEDIA INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three Months      Three Months
                                                      Ended            Ended
                                                  March 31,1999    March 31,1998
                                                  -------------    -------------
                                                   (unaudited)      (unaudited)

Net advertising revenues                           $ 1,985,872      $   986,612
Publishing costs                                       294,799          226,557
                                                   -----------      -----------
       Gross profit                                  1,691,073          760,055

Operating costs and expenses:
     Selling expenses                                  574,085          335,042
     Administrative and general                        318,787          149,895
                                                   -----------      -----------
       Total operating costs and expenses              892,872          484,937
                                                   -----------      -----------

Interest income                                          2,103              586

Earnings from operations before provision
     for income taxes and equity (loss) in
      earnings of affiliate                            800,304          275,704

Provision for income taxes                             393,000          138,000

Equity (Loss) in earnings of affiliate                  (2,654)           8,767
                                                   -----------      -----------

Net income                                         $   404,650      $   146,471
                                                   ===========      ===========
     Basic and diluted net income per common
       share outstanding                           $      0.32      $      0.12
                                                   ===========      ===========

     Basic and diluted weighted average number
       of common shares outstanding                  1,250,000        1,250,000
                                                   ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                          DAG MEDIA INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Three Months      Three Months
                                                                            Ended            Ended
                                                                        March 31,1999    March 31,1998
                                                                        -------------   --------------
                                                                        (unaudited)      (unaudited)
Cash flows from operating activities:
   Net income                                                            $   404,650       $   146,471
   Adjustments to reconcile net income to net cash provided by operating activities -
        Depreciation and amortization                                          5,591             4,526
        Change in allowance for possible losses on accounts receivable      (150,000)               --
        Changes in operating assets and liabilities -
          Accounts receivable                                                290,926           225,201
          Directories in progress                                            308,847           285,289
          Deferred tax asset                                                  21,000            21,000
          Other current and noncurrent assets                                 (6,805)               --
          Accounts payable and accrued expenses                              (64,635)          (49,829)
          Advanced billing for unpublished directories                    (1,031,168)         (739,384)
          Income and deferred taxes payeble                                  357,344           117,000
                                                                         -----------       -----------
            Net cash provided by operating activities                        135,750            10,274
                                                                         -----------       -----------

Cash flows from investing activities:
   Investments in affiliates, net                                              2,654           (33,608)
                                                                         -----------       -----------
            Net cash provided by (used)  in investing activities               2,654           (33,608)
                                                                         -----------       -----------

Cash flows from financing activities:
   Deferred registration costs                                              (244,675)               --
   Loans to shareholders, net                                                (13,683)           24,841
                                                                         -----------       -----------
            Net cash used in financing activities                           (258,358)           24,841
                                                                         -----------       -----------
            Net(decrease) increase in cash                                  (119,954)            1,507

Cash and cash equivalents, begining of preiod                                310,185           132,741
                                                                         -----------       -----------
Cash and cash equivalents, end of period                                 $   190,231       $   134,248
                                                                         ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                         DAG MEDIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

1.    THE COMPANY AND SIGNIFICANT ACCOUNTING POLICES

The accompanying unaudited consolidated balance sheet as of March 31, 1999 and consolidated statements of operations and cash flows for the three months ended March 31, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results should be read in conjunction with the audited financial statements and notes thereto included in the Company's Registration Statement on Form SB-2 for the years ended December 31, 1998 and 1997. Results of operations for the three month periods, are not necessarily indicative of the operating results for the full year.

2     DEFERRED REGISTRATION COSTS

In connection with its initial public offering of common shares, DAG Media, Inc., (the "Company" or "DAG") has incurred approximately $ 245,000 in registration related costs that were deferred until the consummation of the offering in May 1999, at which time they will be charged against Additional Paid In Capital. These costs are included in other non-current assets in the accompanying consolidated balance sheet.

3.    COMMITMENTS AND CONTINGINCIES

In March 1999, DAG entered into employment agreements with its two principal officers. One agreement was entered in to with Assaf Ran providing for his employment as president and chief executive officer through June 30, 2002. The agreement renews automatically for successive one-year periods until either party gives 180 days written notice of its intention to terminate the agreement. Under the agreement, Mr. Ran will receive an annual base salary of $ 75,000, annual bonuses as determined by the compensation committee in its sole and absolute discretion and participation in all executive benefit plans. Under the agreement, Mr. Ran has also agreed to a one-year non-competition period following the termination of the agreement. The other agreement is with Dvir Langer providing for his employment as vice president-sales and corporate development. The employment term is for one year commencing upon the closing of the initial public offering. This agreement is renewable for additional one-year terms until either party gives 14 days written notice of its intention to terminate the agreement. Under the agreement, Mr. Langer will receive a minimum base salary of $ 60,000. Under the agreement, Mr. Langer has agreed to a two-year non-competition period following the termination of his agreement.

4.    FIXED ASSETS

      March 31, 1999

      Office equipment                                                $  26,620
      Automobiles                                                        64,598
      Leasehold improvements                                             17,206
                                                                      ---------
           Total fixed assets                                           108,424
      Less: accumulated depreciation                                    (23,632)
                                                                      ---------
        Fixed assets, net of accumulated depreciation                 $  84,792
                                                                      =========

5     OUTSTANDING SHARES.

Outstanding shares used in calculating net income per share do not give effect to the issuance of 476,190 shares in the acquisition of the minority interest in Dapey Assaf-Hamadrikh Leassakim Israelim Be New York, Ltd. and 1,250,000 common shares sold by the Company in its initial public offering, consummated on May 18, 1999.

6.    SUBSEQUENT EVENTS

On May 18, 1999, the Company completed an initial public offering of 1,325,000 common shares at a price of $6.50 per share. Of the 1,325,000 shares offered, 1,250,000 were sold by the Company and Assaf Ran, the Company's principal shareholder and President, sold 75,000 common shares. Mr. Ran used the proceeds from the sale of such shares to repay his loan from the Company. The Company received $ 7,141,295 net of underwriting discounts and commissions and the underwriter's non accountable and other incidental expenses.

In connection with the initial public offering, the Company entered into an Exchange Agreement with Dapey Assaf-Dapey Zahav, Ltd. ("DAZ"), Dapey Assaf-Hamadrikh Leassakim Israelim Be New York, Ltd. ("DAH") and the shareholders of DAZ and DAH. Pursuant to the Exchange Agreement, on May 11, 1999 the shareholders of DAZ and DAH exchanged all of their common shares in DAZ and DAH, as the case may be, for the common shares of the Company and DAZ and DAH became wholly owned subsidiaries of the Company. The exchange has been accounted for under the purchase method of accounting, resulting in a "step up" in the basis of the Company's assets to the extent of the interests of the minority shareholders. The value of the minority interest is estimated to be $1,393,000 (assuming a 10% discount from the anticipated initial public offering price) and has been allocated among the assets of the Company based on their relative fair market values. Of this amount, approximately $42,000 has been allocated to the Company's tangible assets, $350,000 has been allocated to the Company's trademarks, trade names and other intellectual property and $1.0 million has been allocated to goodwill. The amounts allocated to the Company's intellectual property and goodwill will be amortized on a straight-line basis over 25 years, or approximately $54,000 per year, after the initial public offering.

On May 12, 1999, the Company announced that NewYellow initiated direct competition with the Bell Atlantic Yellow Pages in New York City, thereby challenging one of the last monopolies in the market.

ITEM 2.
                         DAG MEDIA, INC. AND SUBSIDIARY
          MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

      The following discussion and analysis should be read in conjunction with the foregoing consolidated financial statements and notes thereto. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward -looking statements due to a number of factors, including those set forth at the end of this Item.

      We currently publish and distribute two yellow page directories, the Jewish Israeli Yellow Pages and the Master Guide, in print and on the world wide web. These directories cover the New York metropolitan market. In addition, to give added value to users of and advertisers in our directories, we also operate the Jewish Referral Service and a "portal" web site. By June 2000, we plan to launch NewYellow, an English-only, general interest yellow page directory that will compete directly with the Bell Atlantic Yellow Pages in the New York metropolitan market.

      Our principal source of revenue derives from the sale of ads for our directories. Our advertising rates for new advertisers have increased approximately 20% to 30% a year since 1990. However, we believe it is unlikely that this trend will continue. Any further increases in our advertising rates would reduce the disparity between our rates and those of the Bell Atlantic Yellow Pages and may cause some of our advertisers to stop advertising in our directories.

      Advertising fees, whether collected in cash or evidenced by a receivable, generated in advance of publication dates, are recorded as "Advanced billings for unpublished directories" on our balance sheet. Many of our advertisers pay the fee over a period of time. In that case, the entire amount of the deferred payment is booked as a receivable. Revenues are recognized at the time the directory in which the ad appears is published. Similarly, costs directly related to the publication of a directory in advance of publication are recorded as "Directories in progress" on our balance sheet and are recognized when the directory to which they relate is published. All other costs are expensed as incurred.

      The principal operating costs incurred in connection with publishing the directories are commissions payable to sales representatives and costs for paper and printing. Generally, advertising commissions are paid as advertising revenue is collected. However, we expect that for the initial edition of NewYellow we will have to pay commissions to our sales representatives even before we collect the related advertising revenue. Accordingly, approximately $2.4 million of the net proceeds from our initial public offering, consummated on May 18, 1999, is earmarked for commission payable with respect to NewYellow advertising. We do not have any agreements with paper suppliers or printers. Since ads are sold before we purchase paper and print a particular directory, a substantial increase in the cost of paper or printing costs would reduce our profitability. Administrative and general expenses include expenditures for marketing, insurance, rent, sale and local franchise taxes, licensing fees, office overhead and wages and fees paid to employess and contract workers.

Results of Operations

      Our results of operations have been subject to quarterly fluctuations. Most of our revenue and most of our expenses have been recognized in the first and the third quarters when the Jewish Israeli Yellow Pages is printed and distributed. As a result, quarterly results have not been indicative of annual results. Future quarterly operating results may fluctuate as a result of these factors and the timing of publication of NewYellow and associated start-up costs.

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Net advertising revenues

Net advertising revenues for the three months ended March 31, 1999, increased $999,260 or 101.3% to $ 1,985,872 as compared to the comparable period of the prior year. The increase was primarily attributable to a 21% increase in the number of advertisements sold (3,244 for the February 1999 edition as compared to 2,675 in the February 1998 edition), an increase in advertising rates to new advertisers of approximately 25%, as well as an increase in the size of the ad space taken by our customers. As it is our policy to recognize advertising revenues at the point of publication, we recognized revenues related to the February edition of the Jewish Israeli Yellow Pages directory in the three-month period ending March 31. As a result of the increase in net advertising revenues in the most recent three-month period, net income increased to $ 404,650 from $ 146,471 in the corresponding period of the prior year.

Publication costs

Publication costs for the three months ended March 31, 1999 were $ 294,799 compared to $ 226,557 for the same period in 1998, an increase of 30.1%. The increased publication costs can be attributed to the increased costs of publishing a larger directory and the increased costs of typesetting additional advertisements.

Selling expenses

Selling expenses for the three months ended Match 31, 1999 were $ 574,085 compared to $335,042 for the corresponding period in 1998, an increase of 71.3%. The increase in selling expenses was incurred as a direct result of the increase in net advertising revenues. However, as a percentage of net advertising revenues, selling expenses declined to 28.9% from 33.9% in the comparable period of the prior year, reflecting lower commission rates and higher advertising rates.

Administrative and general costs

Administrative and general expenses for the three months ended March 31, 1999 were $ 318,787 compared to $149,895 for the same period in 1998, an increase of 112.7%. The increase was attributable to an increase in the provision for bad debts in the amount of $150,000 as well as the costs associated with the increase revenue.

Earnings before provision for income taxes and equity income.

Earnings before provision for income taxes for the three months ended March 31, 1999 were $800,304 as compared to $275,704 for the three months ended March 31, 1998, an increase of 190.3%. The increase was attributable to the growth in revenues.

Provision for income taxes

The provision for income taxes for the three months ended March 31, 1999 and March 31, 1998 were $ 393,000 and $ 138,000 respectively, an increase of 184.8%. The increase in the provision for income taxes was attributable to the increase in operating income.

Equity (Loss) in earnings of affiliate

Equity in earnings or (loss) of affiliate was ($ 2,654) for the three months ended March 31, 1999 as compared to $ 8,767 for three months ended March 31, 1998. The decrease in earnings of 130.3% was due to the winding down of the affiliate.

Net income

Net income for the three-month period ended March 31,1999 increased 176.3% to $ 404,650 from $ 146,471, for the corresponding period in 1998. As a percentage of net advertising revenues, net income for the three-month period ended March 31, 1999 increased 5.6% to 20.4% from 14.8% in the same period in 1998.

Liquidity and Capital Resources

To date, our only source of funds has been cash flow from operations, which has funded both our working capital needs and capital expenditures. On May 18, 1999 we closed on our initial public offering. The proceeds from the offering, after deducting underwriting discounts and commmissions and the underwriter's nonaccountable and other incidental expenses, was $7,141,295.

We have no debt or credit facilities. Generally advertising fees, whether collected in cash or evidenced by a receivable, are generated before the publication of the related directory and before many of the costs directly associated with publishing the related directory are incurred.

At March 31, 1999 we had cash and cash equivalents of $ 190,231 and working capital of $316,579 compared to cash and cash equivalents of $ 134,248 and working capital of $ 189,868 at March 31,1998. .

We do not have any material commitments under any leases, sales agency agreements or employment agreements, other than those of the employment agreements with Assaf Ran and Dvir Langer. Those agreements call for annual payments of $75,000 and $60,000 respectively. Mr. Ran's contract runs through June 30, 2002, and Mr. Langer's agreement expires on May 13, 2000.

We expect our working capital requirements to increase significantly over the next 12 months as we implement our plan to launch our new directory, NewYellow, and continue to expand our web site. The net proceeds of our initial public offering will be used to pay our sales representatives commissions on ad sales for NewYellow, for marketing expenses for NewYellow and our web site, for the cost of printing and distributing NewYellow and for other operating expenses that are expected to increase as we expand our business. Accordingly, we will depend primarily on the net proceeds from our initial public offering to expand our operations.

We expect that the net proceeds from our initial public offering, together with the cash flow from operations, will be sufficient to meet our working capital needs for at least the next 12 months. However, if our operating assumptions change, or if we accelerate our plans to launch directories in addition to the initial NewYellow directory, we may be required to seek additional sources of capital sooner than we expect. Our ability to obtain any additional financing may be limited by our financial condition, our operating results and the condition of the financial markets. We cannot assure you that we will be able to obtain additional financing or what will be the terms of any subsequent financing.

Year 2000 Compliance

The "Year 2000" problem is the result of computer programs being written using two digits, rather than four, to define the applicable year. Computers, programs and microprocessors that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, or not recognize that date at all, which could result in major systems failures or miscalculations. Year 2000 problems experienced by us or our suppliers, could adversely impact our ability to service our customers or otherwise carry on our business, including causing interruptions in the operation of our web site, customer billing, and invoicing and data interfaces to and from these systems. We have not yet developed a contingency plan to address situations that may result if our suppliers or we are unable to achieve Year 2000 compliance. The cost of developing and implementing this kind of plan, if necessary, could be material.

We believe, based upon evaluation by our own staff and an outside consultant, that substantially all of our existing systems, software and hardware are Year 2000 compliant. The possibility exists that, despite assurances given by our vendors and suppliers, and our own internal assessment, our systems may contain undetected errors or defects relating to the Year 2000 problem. If these systems are not Year 2000 compliant, on January 1, 2000 they may either malfunction or shut down completely. In either case, historical data critical to our business, operations and financial condition may be temporarily lost forcing us to discontinue operations for a significant period of time until the lost data are retrieved or recreated, if possible. We may also have to expend significant amounts of capital to recreate the lost data and restore our computer systems to working order, which could force us to delay or discontinue our expansion plans.

During the third quarter of 1999 we plan to contact the banks, utility companies, telecommunications and transportation providers and material suppliers on whom we rely, including HaMakor Printing, to assess their compliance with Year 2000 related issues. Initially, we plan to send them letters asking them if they are Year 2000 compliant and, if not, when they expect to be. If we do not receive answers to these inquires, or if the answers we receive are unsatisfactory, we will evaluate our alternatives at that time. Such alternatives would include switching to new suppliers who are Year 2000 complaint.

In particular, we must confirm that HaMakor Printing is Year 2000 complaint. If HaMakor Printing is not Year 2000 compliant, then we will assess whether it's failure would affect it's ability to print our February 2000 Jewish Yellow Pages directory. If it does, we will have to find a new printer. While we believe that we will be able to find a new printer relatively quickly, we cannot be certain that a new printer will be willing or able to provide us with the same level of pricing, service and quality as HaMakor.

At the present time, we do not anticipate that these inquires will involve any significant cost and expense. However, this may change as we develop new information. We plan to use our administrative staff to handle these inquires. If the issues become too technical, we may retain the services of a Year 2000 consultant to advise us.

Recent accounting pronouncements

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock- Based Compensation." This statement establishes the fair market value based method of accounting for an employee stock option but allows companies to continue to measure the compensation cost for those plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25 " Accounting for Stock Issued to Employees." Companies electing to continue using the accounting provided for under APB Opinion No. 25 must, however, make proforma disclosures of net income and earnings per share as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. We have elected to account for stock- based compensation awards to employees and directors under the accounting prescribed by APB Opinion No. 25 and will provide the disclosures required by SFAS No. 123.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This statement requires the presentation of both " basic earnings per share" and "diluted earnings per share" on the face of the statement of operations. Basic earnings per share is computed on the weighted average number of shares actually outstanding during the year and diluted earnings per share takes into account the effect of potential dilution from the exercise of outstanding dilutive stock options and warrants for common stock using the treasury stock method. We have adopted SFAS No. 128 for the current fiscal year.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131, applicable to public companies, established new standards for reporting information about operating segments in annual and periodic financial statements. SFAS No. 131 is effective beginning with the year ended December 31, 1998. We believe that we operate in only one segment.

Disclosure Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").Forward-looking statements are typically identified by the words "believe", "expect", "intend", "estimate" and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectation or those of our directors or officers with respect to, among other things, trends affecting our financial condition and results of operations and our business and growth strategies. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as "Cautionary Statements"), including but not limited to the following: (I) our limited operating history, (II) potential fluctuations in our quarterly operating results, (III) challenges we face relating to our rapid growth, (IV) our dependence on a limited number of suppliers and (V) our ability and that of third parties, including customers or suppliers, to adequately address the Year 2000 issue. The accompanying information contained in this report, including the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies important factors that could cause such differences. Such forward-looking statements speak only as of the date of this report, and we advise you not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified by their entirety by the Cautionary Statements.

                            PART II-OTHER INFORMATION

                                 MARCH 31, 1999

Item 1. Legal Proceedings

                  Not applicable

Item 2. Changes in Securities

                  Not applicable

Item 3. Defaults under Senior Securities

                  Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

                  Not applicable

Item 5. Other Information

                  Not applicable

Item 6. Exhibits and Reports on Form 8-K

            (a)   Exhibit 27- Financial Data Schedule

            (b)   Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1999

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DAG Media, Inc.
                                       (Registrant)


                                      by /s/ Assaf Ran
                                      ------------------------
                                      Assaf Ran, President


                                      by /s/ Hanan Goldenthal
                                      ------------------------
                                      Hanan Goldenthal,
                                       Chief Financial and Accounting Officer

Dated: June 4, 1999