Form 10QSB
period 1999-06-30
DAG MEDIA INC
filed 1999-08-13
CIK 1080340

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

                        Commission File Number 000-25991

                                 DAG MEDIA, INC.

        (Exact name of small business issuer as specified in its charter)

             New York                                        13-3474831
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                       Identification Number)

     125-10 Queens Boulevard
         Kew Gardens, NY                                       11415
(Address of principal executive offices)                     (Zip Code)

                                 (718) 263-8454
                (Issuer's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of August 10, 1999, there were outstanding 2,976,190 shares of the issuer's Common Stock, $.001 par value.

================================================================================

                        DAG MEDIA, INC. AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION
------------------------------
                                                                     Page Number
                                                                     -----------
Item 1.  Consolidated Financial Statements (unaudited)

         Consolidated Balance Sheet at June 30, 1999...........................2

         Consolidated Statements of Operations for the
         Three and Six Month Periods Ended June 30, 1999
         and 1998..............................................................3

         Consolidated Statements of Cash Flows for the
         Six Month Periods Ended June 30, 1999 and 1998........................4

         Consolidated Statement of Shareholder's Equity
         at June 30, 1999......................................................5

         Notes to Consolidated Financial Statements............................6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.........................9

Part II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings....................................................17

Item 2.  Changes in Securities and Use of Proceeds............................17

Item 3.  Defaults Under Senior Securities.....................................18

Item 4.  Submission of Matters to Vote of Security Holders....................18

Item 5.  Other Information....................................................18

Item 6.  Exhibits and Reports.................................................18

SIGNATURES....................................................................19

                         DAG MEDIA, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEET
                                    (unaudited)

                                                                  June 30, 1999
                                                                  -------------
Assets

Current assets:
    Cash and cash equivalents                                       $ 7,174,054
    Trade accounts receivable, net of allowance for doubtful
      accounts $382,475                                               1,790,397
    Directories in progess                                              661,469
    Other current assets                                                 97,265
                                                                    -----------
       Total current assets                                           9,723,185

Fixed assets, net of accumulated depreciation $28,866                    79,379

Goodwill and trademarks, net of accumulated amortization $6,755       1,344,225

Other assets                                                              9,093
                                                                    -----------
       Total assets                                                 $11,155,882
                                                                    ===========

Liabilities &  Shareholders' Equity

Current liabilities:
    Accounts payable and accrued expenses                           $    32,446
    Advanced billing for unpublished directories                      1,737,420
    Income tax payable                                                  264,906
    Deferred tax payable                                                321,000
                                                                    -----------
       Total current liabilities                                      2,355,772

Shareholders' equity:
    Preferred shares - $.01 par value; 5,000,000 shares
      authorized; no shares issued                                  $         --
    Common shares - $.001 par value; 25,000,000
      authorized; 2,976,190  issued and outstanding                       2,976
    Additional paid-in capital                                        7,823,069
    Retained earnings                                                   974,065
                                                                    -----------
       Total shareholders' equity                                     8,800,110

                                                                    -----------
       Total liabilities and shareholders' equity                   $11,155,882
                                                                    ===========




   The accompanying notes are an integral part of these financial statements

                        DAG MEDIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                      Three Months Ended June 30,   Six Months Ended June 30,
                                                                          1999           1998           1999           1998
                                                                          ----           ----           ----           ----

Net advertising revenues                                              $  282,909     $       --     $2,268,781     $  986,612
Publishing costs                                                          35,970             --        330,769        226,557
                                                                      ----------     ----------     ----------     ----------
       Gross profit                                                      246,939             --      1,938,012        760,055

Operating costs and expenses:
     Selling expenses                                                     45,697             --        619,782        335,042
     Administrative and general                                          183,212        213,907        501,999        363,802
                                                                      ----------     ----------     ----------     ----------
       Total operating costs and expenses                                228,909        213,907      1,121,781        698,844

Interest income, net                                                      40,959            723         43,062          1,309

Earnings (loss) from operations before provision for income taxes
     and equity income                                                    58,989       (213,184)       859,293         62,520

Provision (benefit) for income taxes                                      12,913       (108,000)       405,913         30,000

Equity (loss) in earnings of affiliate                                        --          2,566         (2,654)        11,333
                                                                      ----------     ----------     ----------     ----------
Net income (loss) available to common shareholders                    $   46,076     $ (102,618)    $  450,726     $   43,853
                                                                      ==========     ==========     ==========     ==========
     Basic and diluted net income per common share outstanding        $     0.02     $    (0.08)    $     0.15     $     0.04
                                                                      ==========     ==========     ==========     ==========
     Basic and diluted weighted average number of common
        shares outstanding                                             2,976,190      1,250,000      2,976,190      1,250,000
                                                                      ==========     ==========     ==========     ==========




   The accompanying notes are an integral part of these financial statements

                        DAG MEDIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                              Six Months Ended June 30,
                                                                                  1999         1998
                                                                                  ----         ----
Cash flows from operating activities:
     Net Income                                                               $  450,726    $   43,853
     Adjustments to reconcile net income to net cash provided by operating activities -
           Depreciation and amortization                                          17,580         9,053
           Change in allowance for possible losses on accounts receivable        (68,903)       41,209
           Changes in operating assets and liabilities -
             Accounts receivable                                                 (68,523)      (78,598)
             Directories in progress                                             (38,134)      (76,540)
             Deferred tax asset                                                   21,000        21,000
             Other current and noncurrent assets                                 (64,657)           --
             Dividend receivable                                                 (14,050)           --
             Accounts payable and accrued expenses                               (54,097)      (59,775)
             Advanced billing for unpublished directories                        (94,921)       65,747
             Income and deferred taxes payable                                    56,906         9,000
                                                                              ----------    ----------
               Net cash provided by operating activities                         142,927       (25,051)
                                                                              ----------    ----------
Cash flows from investing activities:
     Investments in affiliates, net                                               41,875       (36,174)
     Acquisition of affiliate                                                     41,875            --
     Purchase of fixed assets                                                        179        (1,077)
                                                                              ----------    ----------
               Net cash provided by (used)  in investing activities               83,929       (37,251)
                                                                              ----------    ----------
Cash flows from financing activities:
     Proceeds from IPO, net of expenses                                        6,431,790            --
     Repayment of loans to shareholders, net                                     205,223        24,841
                                                                              ----------    ----------
               Net cash provided by financing activities                       6,637,013        24,841
                                                                              ----------    ----------
               Net(decrease) increase in cash                                  6,863,869       (37,461)

Cash and cash equivalents, begining of period                                    310,185       132,741
                                                                              ----------    ----------
Cash and cash equivalents, end of period                                      $7,174,054    $   95,280
                                                                              ==========    ==========
Supplemental Cash Flow Information:
     Acquisition of affiliate:
        Goodwill and trademarks acquired..................................................  $1,350,981
        Fair value of other net assets acquired...........................................  $   41,875




   The accompanying notes are an integral part of these financial statements

                         DAG MEDIA, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         Six Months Ended June 30, 1999
                                   (unaudited)

                                                                                     Additional
                                                                Common Stock           Paid-in                Retained
                                                           Shares         Amount       Capital        Earnings         Total
                                                           ------         ------       -------        --------         -----
Balance, December 31, 1998 ..........................    1,250,000     $    1,250     $      150     $  523,339     $  524,739

Acquisition .........................................           --             --      1,392,855             --      1,392,855

Sale of common stock in public offering,
   net of expenses ..................................    1,726,190          1,726      6,430,064             --      6,431,790

Net income for the six months ended June 30, 1999 ...           --             --             --        450,726        450,726
                                                         ---------     ----------     ----------     ----------     ----------
Balance, June 30,1999 ...............................    2,976,190     $    2,976     $7,823,069     $  974,065     $8,800,110
                                                         =========     ==========     ==========     ==========     ==========




   The accompanying notes are an integral part of these financial statements

                        DAG MEDIA, INC. AND SUBSIDIARIES

               Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of DAG Media, Inc. and subsidiaries ("DAG" or the "Company") included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements for the years ended December 31, 1998 and 1997 and the notes thereto included in the Company's Registration Statement on Form SB-2. Results of operations for the interim period, are not necessarily indicative of the operating results to be attained for the entire fiscal year.

2. REVENUE RECOGNITION

Advertising revenues are recognized under the point-of-publication method, which is the method generally followed by publishing companies. Internet related advertising revenue is recognized at the time the ad appears in the online version of the relevant directory.

3. COMMITMENTS AND CONTINGENCIES

In March 1999, the Company entered into an employment agreement with Assaf Ran, its president and chief executive officer. Mr. Ran's employment term initially ends June 30, 2002 but renews automatically for successive one-year periods until either party gives 180 days written notice of its intention to terminate the agreement. Under the agreement, Mr. Ran will receive an annual base salary of $75,000, annual bonuses as determined by the compensation committee of the Board of Directors in its sole and absolute discretion and is eligible to participate in all executive benefit plans established and maintained by the Company. Under the agreement, Mr. Ran has also agreed to a one-year non-competition period following the termination of his employment. In March 1999, the Company also entered into an employment agreement with Dvir Langer providing for his employment as vice president-sales and corporate development with an annual minimum base salary of $60,000. Mr. Langer's employment commenced on May 14, 1999. He resigned on July 19, 1999, and his duties have been assumed by Mr. Ran.

4.      FIXED ASSETS

                                                                 June 30, 1999
                                                                 -------------
Office equipment                                                    $  26,620
Automobiles                                                            64,419
Leasehold improvements                                                 17,206
                                                                    ---------
       Total fixed assets                                             108,245
Less: accumulated depreciation                                        (28,866)
                                                                    ---------
  Fixed assets, net of accumulated depreciation                     $  79,379
                                                                    =========

5. INITIAL PUBLIC OFFERING

On May 13, 1999 the Company's initial public offering was declared effective and trading in the Company's common shares commenced on the Nasdaq SmallCap Market. An aggregate of 1,325,000 common shares were sold in the offering, of which 1,250,000 common shares were sold by the Company and 75,000 common shares were sold by Assaf Ran. The initial public offering for the common shares sold in the offering was $6.50 and the net proceeds to the Company from the sale of its common shares, after payment of underwriting discounts and commissions and other expenses related to the offering of $1,693,210, were $6,431,790. In addition, Mr. Ran repaid a loan of $295,262 owed to the Company out of the net proceeds he received from the sale of his common shares. Prior to the initial public offering there was no public market for any of the Company's securities.

6. ACQUISITIONS

In connection with the initial public offering, the Company entered into an Exchange Agreement with Dapey Assaf-Dapey Zahav, Ltd. ("DAZ"), Dapey Assaf-Hamadrikh Leassakim Israelim Be New York, Ltd. ("DAH") and the shareholders of DAZ and DAH. Pursuant to the Exchange Agreement, on May 11, 1999 the shareholders of DAZ and DAH exchanged all of their common shares in DAZ and DAH, as the case may be, for the common shares of the Company and DAZ and DAH became wholly owned subsidiaries of the Company. The exchange has been accounted for under the purchase method of accounting, resulting in a "step up" in the basis of the Company's assets to the extent of the interests of the minority shareholders. The value of the minority interest is approximately $1,393,000 (assuming a 10% discount from the initial public offering price) and has been allocated among the assets of the Company based on their relative fair market values. Of this amount, approximately $42,000 has been allocated to the Company's tangible assets, $350,000 has been allocated to the Company's trademarks, trade names and other intellectual property and $1,000,000 million has been allocated to goodwill. The amounts allocated to the Company's intellectual property and goodwill are being amortized on a straight-line basis over 25 years, or approximately $54,000 per year.

7. 1999 STOCK OPTION PLAN

Immediately prior to its initial public offering, the Company adopted the DAG Media, Inc. 1999 Stock Option Plan (the "Plan") reserving 124,000 common shares of the Company for issuance upon exercise of stock options granted pursuant to the Plan. Under the terms of the Plan, the exercise price of options granted under the Plan may not be less than the fair market value on the date of grant and the options may vest over a period not to exceed ten years. Stock options under the Plan may be awarded to officers, key-employees, consultants and non-employee directors of the Company. Under the Plan, every non-employee director of the Company will be granted 7,000 options upon first taking office. The objectives of the Plan include attracting and retaining key personnel, providing for additional performance incentives and promoting the success of the Company by increasing the efforts of such officers, employees, consultants and directors. The Plan is the only plan that the Company has adopted with stock options available for grant.

8. SUBSEQUENT EVENTS

On July 19, 1999, the Company entered into an employment agreement with Orna Kirsh, providing for her employment as chief financial officer through July 19, 2001 at a base salary of $100,000. The agreement with Ms. Kirsh renews automatically for successive one-year periods until either party gives 14 days written notice of its intention to terminate the agreement.

In August 1999, the Company announced that its Board of Directors approved a plan to repurchase up to 150,000 common shares of the Company within the upcoming year.

                        DAG MEDIA, INC. AND SUBSIDIARIES

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto contained elsewhere in this report. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements.

We currently publish and distribute two yellow page directories, the Jewish Israeli Yellow Pages and the Master Guide, in print and on the worldwide web. These directories are distributed throughout the New York metropolitan area and northern New Jersey. In addition, to give added value to users of and advertisers in our directories, we also operate the Jewish Referral Service and a "portal" web site, www.porty.com.

On May 12, 1999, we launched NewYellow, a general interest, English only yellow page directory that competes directly with the Bell Atlantic Yellow Pages in New York City. Currently, NewYellow is available online at our web site and we expect that the first edition of NewYellow will be available in print by June 2000. We have recently opened two new sales offices in Manhattan that are dedicated exclusively to NewYellow ad sales and we expect a third sales office to be opened soon.

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

Advertising fees, whether collected in cash or evidenced by a receivable, generated in advance of publication dates, are recorded as "Advanced billings for unpublished directories" on our balance sheet. Many of our advertisers pay the fee over a period of time. In that case, the entire amount of the deferred payment is booked as a receivable. Revenues are recognized at the time the directory in which the ad appears is published. In the case of NewYellow, a portion of the advertising fee is allocated to internet advertising, and is, therefore, recognized when the ad is published in the online version of NewYellow. Similarly, costs directly related to the publication of a directory in advance of publication are recorded as "Directories in progress" on our balance sheet and are recognized when the directory to which they relate is published. All other costs are expensed as incurred.

The principal operating costs incurred in connection with publishing the directories are commissions payable to sales representatives and costs for paper and printing. Generally, advertising commissions are paid as advertising revenue is collected. However, in connection with NewYellow, we pay commissions to our sales representatives before we collect the related advertising revenue. We do not have any agreements with paper suppliers or printers. Since ads are sold before we purchase paper and print a particular directory, a substantial increase in the cost of paper or printing costs would reduce our profitability. Administrative and general expenses include expenditures for marketing, insurance, rent, sales and local franchise taxes, licensing fees, office overhead and wages and fees paid to employees and contract workers (other than sales representatives).

Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Net advertising revenues

Net advertising revenues for the quarter ended June 30, 1999, were $282,909 of which approximately $176,000 was attributable to the publication of the second edition of the Master Guide directory in June 1999 and approximately $106,000 was attributable to NewYellow internet advertising. For the three months ended June 30, 1998 we did not recognize any advertising revenues because we did not publish any directories during that period nor were any of our revenues attributable internet advertising sales.

Publication costs

Publication costs for the quarter ended June 30, 1999 were $35,970. There were no publication costs for the same period in 1998.

Selling expenses

Selling expenses for the quarter ended June 30, 1999 were $45,697. There were no selling expenses for the corresponding period in 1998.

Administrative and general costs

Administrative and general expenses for the quarter ended June 30, 1999 were $183,212 compared to $213,907 for the same period in 1998, a decrease of 14.3%. This decrease was attributable to the fact that we no longer out-source the collection of our accounts receivable.

Interest income, net

For the quarter ended June 30, 1999, we had net interest income of $40,959 compared to net interest income of $723 for the quarter ended June 30, 1998. This increase was attributable to the investment of the net proceeds of our initial public offering.

Earnings (loss) before provision for income taxes and equity income

Earnings before provision for income taxes and equity income for the quarter ended June 30, 1999 were $58,989 as compared to a loss of $213,184 for the quarter ended June 30, 1998. The increase was attributable to the revenues realized in the quarter ended June 30, 1999.

Provision (benefit) for income taxes

Provision for income taxes for the quarter ended June 30, 1999 was $12,913 whereas for the quarter ended June 30, 1998 we recorded a tax benefit of $108,000. This change was attributable to the operating income realized in the three months ended June 30, 1999 compared to the operating loss for the quarter ended June 30, 1998.

Equity in earnings of affiliate

Immediately prior to our initial public offering, DAH became our wholly owned subsidiary. Consequently, we had no equity in earnings of affiliate for the quarter ended June 30, 1999. For quarter ended June 30, 1998 equity in earnings of affiliate was $2,566.

Net income (loss)

Net income for the quarter ended June 30, 1999 was $46,076 compared to a loss of $102,618 for the corresponding period in 1998. As a percentage of net advertising revenues, net income for the quarter ended June 30,1999 was 16.3%.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Net advertising revenues

Net advertising revenues for the six months ended June 30, 1999 was $2,268,781 compared to $986,612 for the six months ended June 30, 1998, an increase of 130%. The increase was primarily attributable to: (1) increased advertising revenue with respect to the publication of the February 1999 issue of the The Jewish Israeli Yellow Pages, (2) publication of the second edition of the Master Guide directory in June 1999, (3) recognition of revenues relating to internet advertising sales and (4) an overall increase in our advertising rates. In the prior comparable period, we neither published a Master Guide directory nor recognized revenue related to internet advertising sales.

Publication costs

Publication costs for the six months ended June 30, 1999 were $330,769 compared to $226,557, for the corresponding period in 1998, an increase of 46.0%. However, as a percentage of net advertising revenues, publication costs were 14.6% in the 1999 period compared to 23.0%, in the 1998 period. The increase in publication costs reflects the fact that we published two directories in the first half of 1999 compared to only one directory in the first half of 1998. The decrease of publication costs as a percentage of net advertising revenues reflects additional advertising revenues.

Selling expenses

Selling expenses for the six months ended June 30, 1999 were $619,782 compared to $335,042 for the corresponding period in 1998, an increase of 85.0%. As a percentage of net advertising revenues, selling expenses decreased to 27.3% from 34.0%. The increase in selling expenses was attributable to the increase in net advertising revenues but was offset, in part, by a reduction in the rate of commission payable to our sales representatives.

Administrative and general costs

Administrative and general costs for the six months ended June 30, 1999 were $501,999 compared to $363,802 for the same period in 1998, a increase of 38.0%. The increase was primarily attributable to an increase in the expense for uncollectible receivables to $231,000 for the six months ended June 30, 1999 from $41,000 for the six months ended June 30, 1998. On the other hand, certain other administrative and general costs decreased. For example, collection costs decreased by $22,000 as a result of our decision not to outsource that function any longer.

Interest income, net

For the six months ended June 30, 1999 we had net interest income of $43,062 compared to net interest income of $1,309 for the six months ended June 30, 1998. This increase was attributable to the investment of the net proceeds of our initial public offering.

Earnings (loss) before provision for income taxes and equity income

Earnings before provision for income taxes and equity for the six months ended June 30, 1999 were $859,293 as compared to $62,520 for the six months ended June 30, 1998. This increase is directly attributable to the growth in revenues.

Provision for income taxes

Provision for income taxes for the six months ended June 30, 1999 and June 30, 1998 were $405,913 and $30,000, respectively. The increase in the provision for income taxes was directly attributable to the increase in operating income.

Equity (loss) in earnings of affiliate

Immediately prior to our initial public offering, DAH became our wholly owned subsidiary. Accordingly, for the six months ended June 30, 1999 we recorded a loss with respect to the earnings of DAH of $2,654, all of which was incurred in the first quarter. For six months ended June 30, 1998 equity in earnings of affiliate was $11,333.

Net income

Net income for the six months period ended June 30, 1999 increased to $450,726 from $43,853 for the corresponding period in 1998. As a percentage of net advertising revenues, net income for the six month period ended June 30, 1999 increased to 19.9% from 4.4% in the corresponding period in 1998.

Liquidity and Capital Resources

Until our initial public offering, our only source of funds was cash flow from operations, which has funded both our working capital needs and capital expenditures. We have no debt or credit facilities. Generally advertising fees, whether collected in cash or evidenced by a receivable, are generated before the publication of the related directory and before many of the costs directly associated with publishing the related directory are incurred.

As a result of our initial public offering in May 1999, we received proceeds of approximately $6.4 million net of underwriting discounts and commissions and other expenses related to the offering of approximately $1.7 million. Assaf Ran, our president, chief executive officer and principal shareholder, repaid a loan of $295,262 out of the proceeds from the sale of his common shares in the offering. These funds were deposited in an interest bearing money market account.

The net proceeds of the public offering will be used to pay our sales representatives commissions on ad sales for NewYellow, for marketing expenses for NewYellow, for the cost of printing and distributing NewYellow, for marketing and developing our web site and online services and for other operating expenses that are expected to increase as we expand our business.

We do not have any material commitments under any leases, sales agency agreements or employment agreements, other than those of the employment agreements with Assaf Ran and Orna Kirsh. Those agreements call for annual salaries of $75,000 and $100,000 respectively. Mr. Ran's contract runs through June 30, 2002, and Ms. Kirsh's agreement expires on July 19, 2001. We had entered into an employment agreement with Dvir Langer. However, Mr. Langer resigned in July 1999. We do not have any severance obligations to Mr. Langer.

At June 30, 1999 we had cash and cash equivalents of $7,174,054 and working capital of $7,367,413 as compared to cash and cash equivalents of $95,280 and working capital of $88,139 at June 30, 1998.

Net cash provided by operating activities was $142,927 for the six months ended June 30, 1999. For the comparable 1998 period, net cash used in operating activities was $25,051.

Net cash provided by investing activities was $83,929 for the six months ended June 30, 1999. For the comparable 1998 period, net cash used in investing activities was $37,251. Net cash provided by investing activities in the six month period ended June 30, 1999 is primarily derived from the result of our acquisition of the 50% interest in DAH that we did not previously own immediately prior to our initial public offering.

Net cash provided by financing activities for the six months ended June 30, 1999 was $6,637,013 consisting primarily of the net proceeds of our initial public offering and the proceeds from the repayment of Mr. Ran's loan. For the comparable 1998 period net cash provided by financing activities was $24,841.

We anticipate that our current cash balances together with our cash flows from operations will be sufficient to fund the production of our directories, and the maintenance of our web site as well as increases in our marketing and promotional activities for the next 12 months. However, we expect our working capital requirements to increase significantly over the next 12 months as we continue to market NewYellow and continue to expand our on-line services.

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

During the third quarter of 1999 we plan to contact the banks, utility companies, telecommunications and transportation providers and material suppliers on whom we rely, including HaMakor Printing, the printer we use to publish our directories, to assess their compliance with Year 2000 related issues. Initially, we plan to send them letters asking them if they are Year 2000 compliant and, if not, when they expect to be. If we do not receive answers to these inquires, or if the answers we receive are unsatisfactory, we will evaluate our alternatives at that time. Such alternatives would include switching to new suppliers who are Year 2000 complaint.

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

Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are typically identified by the words "believe", "expect", "intend", "estimate" and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial conditions and results of operations and our business and growth strategies. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as "Cautionary Statements"), including but not limited to the following: (i) our limited operating history,
(ii) potential fluctuations in our quarterly operating results, (iii) challenges facing us relating to our rapid growth, (iv) our dependence on a limited number of suppliers and (v) our ability and those of third parties, including customers or suppliers, to adequately address the Year 2000 issue. The accompanying information contained in this report, including the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies important factors that could cause such differences. Such forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

                        DAG MEDIA, INC. AND SUBSIDIARIES

                            PART II-OTHER INFORMATION

Item 1. Legal Proceedings

            None

Item 2. Changes in Securities and Use of Proceeds

In May 1999, we completed an initial public offering of 1,325,000 common shares (the "IPO"), of which we sold 1,250,000 common shares and Assaf Ran, our president, chief executive officer and principal shareholder, sold 75,000 common shares. The common shares were sold for $6.50 each. Net proceeds from the sale of our common shares, after expenses of the IPO, were $6,431,790.

We have not previously filed an initial report of sales of securities and use of proceeds. We will report the following information in our quarterly and annual filings until the proceeds have been fully used.

(a) Effective date of Registration Statement: May 13, 1999 (File No. 333-74203).

(b) The offering was declared effective May 13, 1999 and was consummated on May 18, 1999.

(c) The managing underwriters were Paulson Investment Company, Inc. and Redwine & Company, Inc.

(d) Securities Sold:

      (i)   Common Shares - common shares par value $.001 per share

      (ii) Representatives' Warrants - warrants convertible into 132,500 Common Shares at a price of $7.80 per share. The warrants are exercisable over the four year period beginning on the first anniversary of the offering. These Warrants were issued to the underwriters in connection with the IPO.

(e) Amount registered and sold:

      (i) Common Shares - 1,523,750 common shares were registered; 1,250,000 Common Shares were sold for the account of the issuer and 75,000 common shares were sold for the account of Assaf Ran, our president, chief executive officer and principal shareholder.

      (ii) Representative's Warrants - 132,500 warrants registered and issued to the underwriters in connection with the IPO.

      (iii) Common Shares issuable upon exercise of Representative's Warrants - 132,500 Common Shares registered.

(f) Gross proceeds to issuer: $8,125,000.

(g) Expenses incurred in connection with issuance of securities:

     Underwriting discounts and commissions                   $   731,250
     Expenses paid to the underwriters                        $   252,455
     Other expenses                                           $   709,505
                                                              -----------
                                                              $ 1,693,210

(h) Net proceeds: $6,431,790.

(i) Amount of net offering proceeds used for the purposes listed below:

            Temporary investments with maturities of
              three months or less:                            $6,431,790
                                                               ==========


Item 3. Defaults under Senior Securities

            Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

            Not applicable

Item 5. Other Information

            Not applicable

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibit 27- Financial Data Schedule

      (b)   Reports on Form 8-K - none

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DAG Media, Inc. (Registrant)


Date: August 13, 1999                     By /s/ Assaf Ran
                                          --------------------------------------
                                             Assaf Ran, President


Date: August 13, 1999                     By: /s/ Orna Kirsh
                                          --------------------------------------
                                              Orna Kirsh, Chief Financial and
                                                Accounting Officer