Form 10QSB
period 1999-09-30
DAG MEDIA INC
filed 1999-10-21
CIK 1080340

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

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

      As of October 21, 1999, there were outstanding 2,933,960 shares of the issuer's common shares, $.001 par value.

                                 DAG MEDIA, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION
                                                                     Page Number
                                                                     -----------
Item 1. Financial Statements (unaudited)

        Balance Sheet at September 30, 1999 (unaudited)....................2

        Statement of Operations for the Three and Nine
        Months Ended September 30, 1999 and 1998...........................3

        Statements of Cash Flows for the
        Nine Months Ended September 30, 1999 and 1998......................4

        Statement of Shareholder's Equity at September 30, 1999............5

        Notes to Financial Statements......................................6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations......................9

Part II - OTHER INFORMATION

Item 1. Legal Proceedings..................................................17

Item 2. Changes in Securities and Use of Proceeds..........................17

Item 3. Defaults Under Senior Securities...................................18

Item 4. Submission of Matters to Vote of Security Holders..................18

Item 5. Other Information..................................................18

Item 6. Exhibits and Reports...............................................18

SIGNATURES.................................................................19

                                 DAG MEDIA, INC.

                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                                                      September 30, 1999
                                                                                                      ------------------
Assets

Current assets:
     Cash and cash equivalents                                                                            $  7,168,949
     Trade accounts receivable, net of allowance for doubtful accounts $465,493                              2,435,356
     Directories in progess                                                                                    438,418
     Other current assets                                                                                       68,738
                                                                                                          ------------
        Total current assets                                                                                10,111,461

Fixed assets, net of accumulated depreciation $34,276                                                           76,655

Goodwill and trademarks, net of accumulated amortization $20,265                                             1,330,715

Other assets                                                                                                     9,093

                                                                                                          ------------
        Total assets                                                                                      $ 11,527,924
                                                                                                          ============

Liabilities &  Shareholders' Equity

Current liabilities:
     Accounts payable and accrued expenses                                                                $    357,462
     Advanced billing for unpublished directories                                                            1,163,722
     Income tax payable                                                                                        266,321
     Deferred tax payable                                                                                      670,070
                                                                                                          ------------
        Total current liabilities                                                                            2,457,575

Shareholders' equity:
     Preferred shares - $.01  par value; 5,000,000 shares authorized; no shares issued                    $         --
     Common shares - $.001 par value; 25,000,000 authorized; 2,976,190 issued and 2,933,960 outstanding          2,976
     Additional paid-in capital                                                                              7,815,042
     Common shares in treasury, at cost - 42,230 shares                                                       (147,381)
     Retained earnings                                                                                       1,399,712
                                                                                                          ------------
        Total shareholders' equity                                                                           9,070,349

                                                                                                          ------------
        Total liabilities and shareholders' equity                                                        $ 11,527,924
                                                                                                          ============

 The accompanying notes are an integral part of this consolidated balance sheet.

                                 DAG MEDIA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                 Three Months Ended September 30,    Nine Months Ended September 30,
                                                                       1999             1998               1999              1998
                                                                       ----             ----               ----              ----
Net advertising revenues                                           $ 2,158,905      $ 1,687,994        $ 4,427,686       $ 2,674,606
Publishing costs                                                        69,034          126,426            399,803           352,983
                                                                   -----------      -----------        -----------       -----------
         Gross profit                                                2,089,871        1,561,568          4,027,883         2,321,623

Operating costs and expenses:
      Selling expenses                                                 830,457          480,337          1,450,239           815,380
      Administrative and general                                       570,847          241,222          1,072,846           605,024
                                                                   -----------      -----------        -----------       -----------
         Total operating costs and expenses                          1,401,304          721,559          2,523,085         1,420,404

Interest income, net                                                    86,838              702            129,899             2,011

Earnings from operations before provision for income taxes
      and equity income                                                775,405          840,711          1,634,697           903,230

Provision for income taxes                                             349,757          295,000            755,670           325,000

Equity in earnings of affiliate                                             --            2,100             (2,654)           13,434
                                                                   -----------      -----------        -----------       -----------

Net income                                                         $   425,648      $   547,811        $   876,373       $   591,664
                                                                   ===========      ===========        ===========       ===========

      Basic and diluted net income per common share outstanding    $      0.14      $      0.44        $      0.30       $      0.47
                                                                   ===========      ===========        ===========       ===========

      Basic and diluted weighted average number of common
          shares outstanding                                         2,964,785        1,250,000          2,968,695         1,250,000
                                                                   ===========      ===========        ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                             Nine Months Ended September 30,
                                                                                   1999           1998
                                                                                   ----           ----
Cash flows from operating activities:
       Net Income                                                              $   876,373    $   591,664
       Adjustments to reconcile net income to net cash provided by operating activities -
              Depreciation and amortization                                         36,501         11,073
              Change in allowance for possible losses on accounts receivable        14,112         46,773
              Changes in operating assets and liabilities -
                 Accounts receivable                                              (796,499)      (375,548)
                 Directories in progress                                           184,917        103,550
                 Deferred tax asset                                                 21,000         21,000
                 Other current and noncurrent assets                               (54,687)            --
                 Dividend receivable                                               (14,050)            --
                 Accounts payable and accrued expenses                             273,352        (40,704)
                 Advanced billing for unpublished directories                     (668,619)      (634,829)
                 Income and deferred taxes payable                                 407,391        304,000
                                                                               -----------    -----------
                    Net cash provided by operating activities                      279,791         26,979
                                                                               -----------    -----------

Cash flows from investing activities:
       Investments in affiliates, net                                               41,875        (38,275)
       Acquisition of affiliate                                                     43,125        (16,411)
       Purchase of fixed assets                                                     (2,507)            --
                                                                               -----------    -----------
                    Net cash provided by (used)  in investing activities            82,493        (54,686)
                                                                               -----------    -----------

Cash flows from financing activities:
       Proceeds from IPO, net of expenses                                        6,422,514             --
       Purchase of treasury shares                                                (147,381)            --
       Repayment of loans to shareholders, net                                     221,347         24,841
                                                                               -----------    -----------
                    Net cash provided by financing activities                    6,496,480         24,841
                                                                               -----------    -----------
                    Net increase (decrease) in cash and cash equivalents         6,858,764         (2,866)

Cash and cash equivalents, begining of period                                      310,185        132,741
                                                                               -----------    -----------
Cash and cash equivalents, end of period                                       $ 7,168,949    $   129,875
                                                                               ===========    ===========

Supplemental Cash Flow Information:
       Acquisition of affiliate:
          Goodwill and trademarks acquired ..............................................     $ 1,350,981
          Fair value of other net assets acquired .......................................     $    41,875

   The accompanying notes are an integral part of these financial statements.

                          DAG MEDIA INC.

                 STATEMENT OF SHAREHOLDERS' EQUITY
                Nine Months Ended September 30,1999
                            (unaudited)

                                                                Common Stock          Additional         Treasury Shares
                                                                ------------            Paid-in          ---------------
                                                             Shares       Amount        Capital        Shares         Cost
                                                             ------       ------        -------        ------         ----
Balance, December 31, 1998 ............................     1,250,000   $     1,250   $       150            --             --

Acquisition ...........................................            --            --     1,392,855

Sale of common stock in public offering,
     net of expenses ..................................     1,726,190         1,726     6,422,037

Treasury shares purchased .............................            --            --            --       (42,230)      (147,381)

Net income for the nine months ended September 30, 1999            --            --            --
                                                          -----------   -----------   -----------   -----------    -----------

Balance, September 30,1999 ............................     2,976,190   $     2,976   $ 7,815,042       (42,230)   $  (147,381)
                                                          ===========   ===========   ===========   ===========    ===========


                                                           Retained
                                                           Earnings         Total
                                                           --------         -----
Balance, December 31, 1998 ............................   $   523,339   $   524,739

Acquisition ...........................................            --     1,392,855

Sale of common stock in public offering,
     net of expenses ..................................            --     6,423,763

Treasury shares purchased .............................            --      (147,381)

Net income for the nine months ended September 30, 1999       876,373       876,373
                                                          -----------   -----------

Balance, September 30,1999 ............................   $ 1,399,712   $ 9,070,349
                                                          ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.

                      Item 1. NOTES TO FINANCIAL STATEMENTS
                                 September 30, 1999

1. THE COMPANY

The accompanying unaudited financial statements of DAG Media, Inc. ("DAG" or the "Company") included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements for the years ended December 31, 1998 and 1997 and the notes thereto included in the Company's Registration Statement on Form SB-2. Results of operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year.

Effective September 28, 1999, the wholly-owned subsidiaries of the Company, Dapey Assaf-Dapey Zahav Ltd. (a New York corporation) and Dapey Assaf-Hamadrikh Leassakim Be New York Ltd. (a New York corporation), were merged into DAG pursuant to the laws of the State of New York.

2. REVENUE RECOGNITION

Advertising revenues are recognized under the point-of-publication method, which is a method generally followed by publishing companies. Internet related advertising revenue is recognized at the time the ad appears in the online version of the relevant directory.

3. COMMITMENTS AND CONTINGENCIES

In March 1999, the Company entered into an employment agreement with Assaf Ran, its president and chief executive officer. Mr. Ran's employment term initially ends June 30, 2002 but renews automatically for successive one-year periods until either party gives 180 days written notice of its intention to terminate the agreement. Under the agreement, Mr. Ran will receive an annual base salary of $75,000, annual bonuses as determined by the compensation committee of the Board of Directors in its sole and absolute discretion and is eligible to participate in all executive benefit plans established and maintained by the Company. Under the agreement, Mr. Ran has also agreed to a one-year non-competition period following the termination of his employment. In March 1999, the Company also entered into an employment agreement with Dvir Langer providing for his employment as vice president-sales and corporate development with an annual minimum base salary of $60,000. Mr. Langer's employment commenced on May 14, 1999. He resigned on July 19, 1999, and his duties as an officer have been assumed by Mr. Ran.

On July 19, 1999, the Company entered into an employment agreement with Orna Kirsh, providing for her employment as chief financial officer of the Company through July 19, 2001 at a base salary of $100,000. The agreement with Ms. Kirsh renews automatically for successive one-year periods until either party gives 14 days written notice of its intention to terminate the agreement.

4. FIXED ASSETS

                                                              September 30, 1999
                                                              ------------------

Office equipment                                                  $  17,206
Automobiles                                                          64,419
Leasehold improvements                                               29,306
                                                                  ---------
      Total fixed assets                                            110,931
Less:  accumulated depreciation                                     (34,276)
                                                                  ---------
  Fixed assets, net of accumulated depreciation                   $  76,665
                                                                  =========

5. INITIAL PUBLIC OFFERING

On May 13, 1999, the Company's initial public offering of common shares was declared effective and trading in the Company's common shares commenced on the Nasdaq SmallCap Market. An aggregate of 1,325,000 common shares were sold in the offering of which 1,250,000 common shares were sold by the Company and 75,000 common shares were sold by Assaf Ran. The initial public offering price for the common shares sold in the offering was $6.50 per share and the net proceeds to the Company from the sale of its common shares, after payment of underwriting discounts and commissions and other expenses related to the offering of $1,693,210, were $6,423,763. In addition, Mr. Ran repaid a loan of $295,262 out of the net proceeds he received from the sale of his common shares. Prior to the initial public offering, there was no public market for any of the Company's securities.

6. ACQUISITIONS

In connection with the initial public offering, the Company entered into an Exchange Agreement with Dapey Assaf-Dapey Zahav, Ltd. ("DAZ"), Dapey Assaf-Hamadrikh Leassakim Israelim Be New York, Ltd. ("DAH") and the shareholders of DAZ and DAH. Pursuant to the Exchange Agreement, on May 11, 1999 the shareholders of DAZ and DAH exchanged all of their common shares in DAZ and DAH, as the case may be, for the common shares of the Company and DAZ and DAH became wholly owned subsidiaries of the Company. The exchange has been accounted for under the purchase method of accounting, resulting in a "step up" in the basis of the Company's assets to the extent of the interests of the minority shareholders. The value of the minority interest is approximately $1,393,000 (assuming a 10% discount from the initial public offering price) and has been allocated among the assets of the Company based on their relative fair market values. Of this amount, approximately $42,000 has been allocated to the Company's tangible assets, $350,000 has been allocated to the Company's trademarks, trade names and other intellectual property and $1,000,000 has been allocated to goodwill. The amounts allocated to the Company's intellectual property and goodwill are being amortized on a straight-line basis over 25 years, or approximately $54,000 per year. The pro forma effect of the aforementioned transaction is immaterial to the overall presentation of the consolidated financial statements.

7. 1999 STOCK OPTION PLAN

Immediately prior to the initial public offering, the Company adopted the DAG Media, Inc. 1999 Stock Option Plan (the "Plan") reserving 124,000 common shares of the Company for issuance upon exercise of stock options granted pursuant to the Plan. The exercise price of options granted under the Plan may not be less than the fair market value on the date of grant. The options may vest over a period not to exceed ten years. Stock options under the Plan may be awarded to officers, key-employees, consultants and non-employee directors of the Company. Under the Plan, every non-employee director of the Company will be granted 7,000 options upon first taking office. The objectives of the Plan include attracting and retaining key personnel, providing for additional performance incentives and promoting the success of the Company by increasing the efforts of such officers, employees, consultants and directors. The Plan is the only plan that the Company has adopted with stock options available for grant.

8. SHAREHOLDER'S EQUITY

In August 1999, the Board of the Directors of the Company authorized a stock repurchase program. The program authorizes the Company to purchase up to 150,000 common shares of the Company within the upcoming year. To date, the Company has purchased 42,230 common shares at an aggregate cost of approximately $147,000. None of the proceeds of the Company's initial public offering have been used in connection with this stock repurchase program. The purpose of the stock repurchase program is to help the Company achieve its long-term goal of enhancing shareholder value.

9. SUBSEQUENT EVENTS

In October 1999, the Company entered into an agreement with Ursus Telecom Corporation, the parent company of "TheStream.com", an e-business site that hosts a range of communication services over the Internet. The agreement will allow DAG the ability to provide its customers and Web portal users with computer-to-phone voice services. No significant costs were incurred with respect to this agreement.

                                 DAG MEDIA, INC.
            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

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

We currently publish and distribute two yellow page directories, the Jewish Israeli Yellow Pages and the Master Guide, in print and on the worldwide web. These directories are primarily distributed to the Israeli and Jewish communities throughout the greater New York metropolitan area and northern New Jersey. In addition, to give added value to users and advertisers in our directories, we also operate the Jewish Referral Service and a "portal" web site, www.porty.com.

On May 12, 1999, we launched NewYellow, a general interest, English only yellow page directory that competes directly with the Bell Atlantic Yellow Pages in New York City. Currently, NewYellow is available online at our web site and we expect that the first edition of NewYellow will be available in print by June 2000. We have recently opened three new sales offices. Two offices are dedicated exclusively to NewYellow sales and the third office is dedicated to the Jewish Israeli Yellow Pages.

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

The principal operating costs incurred in connection with publishing the directories are commissions payable to sales representatives and costs for paper and printing. Generally, advertising commissions are paid as advertising revenue is collected. However, in connection with NewYellow we pay commissions to our sales representatives even before we collect the related advertising revenue. We do not have any agreements with paper suppliers or printers. Since ads are sold before we purchase paper and print a particular directory, a substantial increase in the cost of paper or printing costs would reduce our profitability. Administrative and general expenses include expenditures for marketing, insurance, rent, sales and local franchise taxes, licensing fees, office overhead and wages and fees paid to employees and contract workers (other than sales representatives).

Results of Operations

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Net advertising revenues

Net advertising revenues for three months ended September 30, 1999 were $2,159,000 compared to $1,688,000 for the three months ended September 30, 1998, an increase of 27.9%. The increase was primarily attributable to: (1) increased advertising revenue with respect to the publication of the August 1999 issue of the The Jewish Israeli Yellow Pages, (2) the recognition of revenues related to Internet advertising sales and (3) an overall increase in our advertising rates. In the prior comparable period, we did not recognize any Internet advertising sales.

Publication costs

Publication costs for the three months ended September 30, 1999 were $69,000 compared to $126,000, for the corresponding period in 1998, a decrease of 45.2%. As a percentage of net advertising revenues, publication costs were 3.2% in the 1999 period compared to 7.5%, in the 1998 period. The decrease in publication costs primarily reflects that in the three month period ending September 30, 1998, we published two directories, The Jewish Israeli Yellow Pages and the first edition of the Master Guide, whereas during the comparable period in 1999 we published only one directory, The Jewish Israeli Yellow Pages.

Selling expenses

Selling expenses for the three months ended September 30, 1999 were $830,000 compared to $480,000 for the corresponding period in 1998, an increase of 72.9%. As a percentage of net advertising revenues, selling expenses increased to 38.4% from 28.4%. The increase in selling expenses was attributable to commissions paid on the increased net advertising revenues as well as initial costs related to the expansion of our sales force.

Administrative and general costs

Administrative and general expenses for the quarter ended September 30, 1999 were $571,000 compared to $241,000 for the same period in 1998, an increase of 136.9%. This increase is primarily attributable to (1) various increased overhead costs of approximately $193,000 related to the expansion of the Company
(2) increased consulting and professional service costs of $67,000 related to our status as a public company and (2) increased officer expenses of $48,000.

Interest income, net

For the quarter ended September 30, 1999, we had net interest income of $87,000 compared to net interest income of $700 for the quarter ended September 30, 1998. This increase was attributable to the investment of the net proceeds from our initial public offering.

Earnings before provision for income taxes and equity income

Earnings before provision for income taxes and equity income for the quarter ended September 30, 1999 were $775,000 as compared to $840,000 for the quarter ended September 30, 1998. The decrease was attributable to the increased operating costs and expenses.

Provision for income taxes

Provision for income taxes for the three months ended September 30, 1999 and September 30, 1998 were $350,000 and $295,000, respectively. In the third quarter of 1999, we used a 45% rate to calculate taxes, whereas we used a 35% rate to calculate taxes for the comparable 1998 period. The lower tax rate used for the 1998 period reflected our expected performance for the entire fiscal year.

Equity in earnings of affiliate

Immediately prior to our initial public offering, DAH became our wholly owned subsidiary. Consequently, we had no equity in earnings of affiliate for the quarter ended September 30, 1999. For quarter ended September 30, 1998 equity in earnings of affiliate was $2,100.

Net income

Net income for the quarter ended September 30, 1999 was $426,000 compared to $548,000 for the corresponding period in 1998. This decrease was primarily the result of increased operating costs and expenses. As a percentage of net advertising revenues, net income for the three month period ended September 30, 1999, decreased to 19.7% from 32.5% in the corresponding period in 1998.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Net advertising revenues

Net advertising revenues for the nine months ended September 30, 1999 were $4,428,000 compared to $2,675,000 for the nine months ended September 30, 1998, an increase of 65.5%. The increase was primarily attributable to: (1) increased advertising revenue with respect to the publication of both August and February 1999 issues of the The Jewish Israeli Yellow Pages, (2) publication of the second edition of the Master Guide directory in June 1999, (3) recognition of revenues related to Internet advertising sales and (4) an overall increase in our advertising rates. In the prior comparable period, we did not recognize any Internet advertising sales.

Publication costs

Publication costs for the nine months ended September 30, 1999 were $400,000 compared to $353,000, for the corresponding period in 1998, an increase of 13.3%. However, as a percentage of net advertising revenues, publication costs were 9.0% in the 1999 period compared to 13.0%, in the 1998 period. The increase in publication costs reflects the fact that we published three directories in the nine month period ending September 30, 1999 compared to only two directories in the comparable period in 1998. The decrease of publication costs as a percentage of net advertising revenues reflects additional advertising revenues.

Selling expenses

Selling expenses for the nine months ended September 30, 1999 were $1,450,000 compared to $815,000 for the corresponding period in 1998, an increase of 77.9%. As a percentage of net advertising revenues, selling expenses increased to 32.8% from 30.5%. The increase in selling expenses was attributable to the increase in net advertising revenues as well as an increase in selling expenses resulting from the expansion of the sales force for NewYellow.

Administrative and general costs

Administrative and general costs for the nine months ended September 30, 1999 were $1,073,000 compared to $605,000 for the same period in 1998, an increase of 77.3%. The increase was primarily attributable to an increase in the expense for uncollectible receivables to $337,000 for the nine months ended September 30, 1999 from $47,000 for the nine months ended September 30, 1998. Additionally, there was an increase of approximately $66,000 relating to consulting and professional fees incurred as a result of our status as a public company.

Interest income, net

For the nine months ended September 30, 1999 we had net interest income of $130,000 compared to net interest income of $2,000 for the nine months ended September 30, 1998. This increase was attributable to the investment of the net proceeds of our initial public offering.

Earnings before provision for income taxes and equity income

Earnings before provision for income taxes and equity for the nine months ended September 30, 1999 were $1,635,000 compared to $903,000 for the nine months ended September 30, 1998. This increase is directly attributable to the growth in revenues.

Provision for income taxes

Provision for income taxes for the nine months ended September 30, 1999 and September 30, 1998 were $756,000 and $325,000, respectively. The increase in the provision for income taxes is attributable to the increase in operating income.

Equity (loss) in earnings of affiliate

Immediately prior to our initial public offering, DAH became our wholly owned subsidiary. Accordingly, for the nine months ended September 30, 1999 we recorded a loss with respect to the earnings of DAH of $3,000, all of which was incurred in the first quarter. For nine months ended September 30, 1998 equity in earnings of affiliate was $13,000.

Net income

Net income for the nine months period ended September 30, 1999 increased to $876,000 from $592,000 for the corresponding period in 1998. This increase was primarily the result of an increase in net advertising revenues. As a percentage of net advertising revenues, net income for the nine month period ended September 30, 1999, decreased to 19.8% from 22.1% in the corresponding period in 1998.

Liquidity and Capital Resources

Until our initial public offering, our only source of funds was cash flow from operations, which has funded both our working capital needs and capital expenditures. We have no debt or credit facilities. Generally, advertising fees, whether collected in cash or evidenced by a receivable, are generated before the publication of the related directory and before many of the costs directly associated with publishing the related directory are incurred.

As a result of our initial public offering in May 1999, we received proceeds of approximately $6.4 million net of underwriting discounts and commissions and other expenses of approximately $1.7 million. Assaf Ran, our president, chief executive officer and principal shareholder, also repaid a loan of $295,000 out of the proceeds from the sale of his common shares in the offering. These funds, $6.7 million in the aggregate, were deposited in an interest bearing money market account.

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

At September 30, 1999 we had cash and cash equivalents of $7,169,000 and working capital of $7,654,000 as compared to cash and cash equivalents of $130,000 and working capital of $621,000 at September 30, 1998. These increases reflect the net proceeds of our initial public offering.

Net cash provided by operating activities was $280,000 for the nine months ended September 30, 1999. For the comparable 1998 period, net cash operating activities was $27,000. The increase in net cash provided by operating activities reflects increased advertising sales in the nine month period ending September 30, 1999 compared to the same period in 1998.

Net cash provided by investing activities was $82,000 for the nine months ended September 30, 1999. For the comparable 1998 period, net cash used in investing activities was $55,000. Net cash provided by investing activities in the nine month period ended September 30, 1999 is primarily the result of our acquisition of the 50% interest in DAH that we did not previously own immediately prior to our initial public offering.

Net cash provided by financing activities for the nine months ended September 30, 1999 was $6,496,000 consisting primarily of the net proceeds of our initial public offering and the proceeds from the repayment of Mr. Ran's loan offset by the amount used to repurchase common shares under the stock repurchase program. For the comparable 1998 period, net cash provided by financing activities was $25,000.

We anticipate that our current cash balances together with our cash flows from operations will be sufficient to fund the production of our directories and the maintenance of our web site as well as increases in our marketing and promotional activities for the next 12 months. However, we expect our working capital requirements to increase significantly over the next 12 months as we continue to market NewYellow and expand our on-line services.

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

We believe, based upon an evaluation by our own staff and an outside consultant, that substantially all of our existing systems, software and hardware are Year 2000 compliant. The possibility exists that, despite assurances given by our vendors and suppliers and our own internal assessment, our systems may contain undetected errors or defects relating to the Year 2000 problem. If these systems are not Year 2000 compliant, on January 1, 2000 they may either malfunction or shut down completely. In either case, historical data critical to our business, operations and financial condition may be temporarily lost forcing us to discontinue operations for a significant period of time until the lost data are retrieved or recreated, if possible. We may also have to expend significant amounts of capital to recreate the lost data and restore our computer systems to working order, which could force us to delay or discontinue our expansion plans.

We have contacted the banks, utility companies, telecommunications, transportation providers and material suppliers on whom we rely, including HaMakor Printing, the printer we use to publish our directories, to assess their compliance with Year 2000 related issues. Based on their responses we believe that these providers and material suppliers are Year 2000 compliant. These inquires did not involve any significant cost and expense.

Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are typically identified by the words "believe", "expect", "intend", "estimate" and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial conditions and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as "Cautionary Statements"), including but not limited to the following: (i) our limited operating history, (ii) potential fluctuations in our quarterly operating results, (iii) challenges facing us relating to our rapid growth, (iv) our dependence on a limited number of suppliers and (v) our ability and those of third parties, including customers or suppliers, to adequately address the Year 2000 issue. The accompanying information contained in this report, including the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies important factors that could cause such differences. These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

                                 DAG MEDIA, INC.

                            PART II-OTHER INFORMATION

Item 1. Legal Proceedings

            None

Item 2. Changes in Securities and Use of Proceeds

In May 1999, we completed an initial public offering of 1,325,000 common shares (the "IPO"), of which we sold 1,250,000 common shares and Assaf Ran, our president, chief executive officer and principal shareholder, sold 75,000 common shares. The common shares were sold for $6.50 each. Net proceeds, after expenses of the IPO, were $6,423,763.

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

(c) The managing underwriters were Paulson Investment Company, Inc. and Redwine & Company, Inc.

(d)   Securities Sold:

      (i)   Common shares - common shares par value $.001 per share

      (ii) Representatives' warrants - warrants convertible into 132,500 common shares at a price of $7.80 per share. The representatives' warrants are exercisable over the four year period beginning on the first anniversary of the offering. These warrants were issued to the underwriters in connection with the offering.

(e)   Amount registered and sold:

      (i) Common shares - 1,523,750 common shares were registered; 1,250,000 common shares were sold for the account of the issuer and 75,000 common shares were sold for the account of

            Assaf Ran, our president, chief executive officer and principal shareholder.

      (ii) Representatives' warrants - 132,500 warrants registered and issued to the underwriters in connection with the IPO.

      (iii) Common shares issuable upon exercise of representatives' warrants - 132,500 common shares registered.

(f)   Gross proceeds to issuer: $8,125,000.

(g)   Expenses incurred in connection with issuance of securities:

      Underwriting discounts and commissions       $  731,250
      Expenses paid to the underwriters            $  252,455
      Other expenses                               $  717,532
                                                   ----------
                                                   $1,701,237

(h)   Net proceeds: $6,423,763.

(i)   Amount of net offering proceeds used for the purposes listed below:

            Temporary investments with maturities of
               three months or less:                     $6,423,763
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

                                      DAG Media, Inc. (Registrant)


Date: October 21, 1999                By: /s/ Assaf Ran
                                          -----------------------------------
                                          Assaf Ran, President


Date: October 21, 1999                By: /s/ Orna Kirsh
                                          -----------------------------------
                                          Orna Kirsh, Chief Financial and
                                            Accounting Officer