Form 10QSB/A
period 1999-09-30
DAG MEDIA INC
filed 2000-03-22
CIK 1080340

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

      As of March 22, 1999, there were outstanding 2,907,460 shares of the issuer's common shares, $.001 par value.

The financial statements included herein have been restated for the financial statement error discovered subsequent to the filing of the Company's 10QSB on October 21, 1999 (File No. 000-25991). See Note 2 of the financial statements for further explanation of the restatement filed herein.

                                 DAG MEDIA, INC.

                        QUARTERLY REPORT ON FORM 10-QSB/A
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION
                                                                     Page Number
                                                                     -----------
Item 1.  Financial Statements (unaudited)

         Balance Sheet at September 30, 1999 (unaudited)..................3

         Statements of Income for the Three and Nine
         Months Ended September 30, 1999 and 1998.........................4

         Statements of Changes in Shareholders' Equity
         at September 30, 1999............................................5

         Statements of Cash Flows for the
         Nine Months Ended September 30, 1999 and 1998....................6

         Notes to Financial Statements....................................7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................11

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................19

Item 2.  Changes in Securities and Use of Proceeds........................19

Item 3.  Defaults Under Senior Securities.................................20

Item 4.  Submission of Matters to Vote of Security Holders................20

Item 5.  Other Information................................................20

Item 6.  Exhibits and Reports.............................................20

SIGNATURES................................................................21

                                 DAG MEDIA, INC.

                                  Balance Sheet
                                   (Unaudited)

                                                              September 30, 1999
                                                              ------------------
Assets

Current assets:
   Cash and cash equivalents                                  $  7,168,949
   Trade accounts receivable, net of allowance
   for doubtful accounts of $354,370                             2,007,813
   Directories in progress                                         393,228
   Other current assets                                             68,738
                                                              ------------
      Total current assets                                       9,638,728

Fixed assets, net of accumulated depreciation of $34,276            76,655

Goodwill and trademarks, net of accumulated amortization
of $20,265                                                       1,330,715

Other assets                                                         9,093
                                                              ------------
      Total assets                                            $ 11,055,191
                                                              ============

Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable and accrued expenses                      $    429,891
   Advanced billing for unpublished directories                  1,139,426
   Income tax payable                                              266,321
   Deferred tax payable                                            428,990
                                                              ------------
      Total current liabilities                                  2,264,628

Shareholders' equity:
   Preferred shares - $.01 par value; 5,000,000
   shares authorized; no shares issued                                  --
   Common shares - $.001 par value; 25,000,000
   authorized; 2,976,190 issued and 2,933,960
   outstanding                                                       2,976
   Additional paid-in capital                                    7,815,042
   Common shares in treasury, at cost - 42,230 shares             (147,381)
   Retained earnings                                             1,119,926
                                                              ------------
      Total shareholders' equity                                 8,790,563
                                                              ------------
      Total liabilities and shareholders' equity              $ 11,055,191
                                                              ============

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                              Three Months Ended September 30,  Nine Months Ended September 30,
                                                                     1999          1998                1999           1998
                                                                     ----          ----                ----           ----
                                                              (Restated, Note 2)                (Restated, Note 2)
Net advertising revenues                                         $ 1,593,800   $ 1,687,994         $ 3,862,581    $ 2,674,606
Publishing costs                                                      68,074       126,426             398,843        352,983
                                                                 -----------   -----------         -----------    -----------
    Gross profit                                                   1,525,726     1,561,568           3,463,738      2,321,623

Operating costs and expenses:
  Selling expenses                                                   949,037       480,337           1,568,819        815,380
  Administrative and general                                         408,988       241,222             910,987        605,024
                                                                 -----------   -----------         -----------    -----------
    Total operating costs and expenses                             1,358,025       721,559           2,479,806      1,420,404

Interest income, net                                                  86,838           702             129,899          2,011

Earnings from operations before provision for income
taxes and equity income                                              254,539       840,711           1,113,831        903,230

Provision for income taxes                                           108,677       295,000             514,590        325,000

Equity in earnings (loss) of affiliate                                    --         2,100              (2,654)        13,434
                                                                 -----------   -----------         -----------    -----------

Net income                                                       $   145,862   $   547,811         $   596,587    $   591,664
                                                                 ===========   ===========         ===========    ===========

  Basic net income per common share                              $      0.05   $      0.44         $      0.29    $      0.47
                                                                 ===========   ===========         ===========    ===========

  Diluted net income per common share                            $      0.05   $      0.44         $      0.29    $      0.47
                                                                 ===========   ===========         ===========    ===========

  Basic weighted average number of common shares outstanding       2,964,785     1,250,000           2,070,485      1,250,000
                                                                 ===========   ===========         ===========    ===========

  Diluted weighted average number of common shares outstanding     2,965,104     1,250,000           2,070,502      1,250,000
                                                                 ===========   ===========         ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      Nine Months Ended September 30, 1999
                                   (Unaudited)

                                            Common Stock                        Treasury Shares
                                            ------------      Additional        ---------------
                                                               Paid-in                                     Retained
                                          Shares     Amount    Capital        Shares         Cost          Earnings       Total
                                          ------     ------    -------        ------         ----          --------       -----
Balance, December 31, 1997 .........     1,250,000   $1,250   $      150            --    $        --    $   165,743   $   167,143

Net income for the year ended
December 31, 1998 ..................            --       --           --            --             --        357,596       357,596
                                       -----------   ------   ----------   -----------    -----------    -----------   -----------

Balance, December 31, 1998 .........     1,250,000    1,250          150            --             --        523,339       524,739

Acquisition ........................       476,190      476    1,392,855            --             --             --     1,393,331

Sale of common stock in public
offering, net of expenses ..........     1,250,000    1,250    6,422,037            --             --             --     6,423,287

Treasury shares purchased ..........            --       --           --       (42,230)      (147,381)            --      (147,381)

Net income for the nine months ended
September 30, 1999 .................            --       --           --            --             --        596,587       596,587
                                       -----------   ------   ----------   -----------    -----------    -----------   -----------

Balance, September 30,1999 .........     2,976,190   $2,976   $7,815,042       (42,230)   $  (147,381)   $ 1,119,926   $ 8,790,563
                                       ===========   ======   ==========   ===========    ===========    ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Nine Months Ended September 30,
                                                                     -------------------------------
                                                                           1999           1998
                                                                           ----           ----
Cash flows from operating activities:
  Net income                                                           $   596,587    $   591,664
  Adjustments to reconcile net income to net cash provided by operating activities -
      Depreciation and amortization                                         35,727         11,073
      Change in allowance for possible losses on accounts receivable       (97,008)        46,773
      Changes in operating assets and liabilities -
        Accounts receivable                                               (257,833)      (375,548)
        Directories in progress                                            230,107        103,550
        Deferred tax asset                                                  21,000         21,000
        Other current and noncurrent assets                                (54,689)            --
        Dividend receivable                                                (14,050)            --
        Accounts payable and accrued expenses                              345,781        (40,704)
        Advanced billing for unpublished directories                      (692,915)      (634,829)
        Income and deferred taxes payable                                  166,311        304,000
                                                                       -----------    -----------
          Net cash provided by operating activities                        279,018         26,979
                                                                       -----------    -----------

Cash flows from investing activities:
  Investments in affiliates, net                                            41,875        (38,275)
  Acquisition of affiliate                                                  43,125        (16,411)
  Purchase of fixed assets                                                  (2,507)            --
                                                                       -----------    -----------
          Net cash provided by (used) in investing activities               82,493        (54,686)
                                                                       -----------    -----------

Cash flows from financing activities:
  Proceeds from IPO, net of expenses                                     6,423,287             --
  Purchase of treasury shares                                             (147,381)            --
  Repayment of loans to shareholders, net                                  221,347         24,841
                                                                       -----------    -----------
          Net cash provided by financing activities                      6,497,253         24,841
                                                                       -----------    -----------
          Net increase (decrease) in cash and cash equivalents           6,858,764         (2,866)

Cash and cash equivalents, beginning of period                             310,185        132,741
                                                                       -----------    -----------
Cash and cash equivalents, end of period                               $ 7,168,949    $   129,875
                                                                       ===========    ===========

Supplemental Cash Flow Information:
  Acquisition of affiliate:
    Goodwill and trademarks acquired .............................................    $ 1,350,981

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

2.    RESTATEMENT

The restatement of September 30, 1999 financial statements is the result of the discovery of an error included in the Company's 10-QSB filed on October 21, 1999. The error primarily resulted in an overstatement of revenues by $565,000 for the three and nine months period ended September 30, 1999 and discovered subsequent to the release of the 10-QSB, File Number 000-25991. Net income was overstated for the three and nine months period ended September 30, 1999 by $280,000. Net income per share was reduced by one cent for the nine months ended September 30, 1999 and by nine cents for the quarter ended September 30, 1999.

3.    REVENUE RECOGNITION

Advertising revenues are recognized under the point-of-publication method, which is a method generally followed by publishing companies. Internet related advertising revenue is recognized at the time the ad appears in the online version of the relevant directory.

4.    COMMITMENTS AND CONTINGENCIES

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

5.    FIXED ASSETS

                                                              September 30, 1999

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
                                                                      =========

6.    INITIAL PUBLIC OFFERING

On May 13, 1999, the Company's initial public offering of common shares was declared effective and trading in the Company's common shares commenced on the Nasdaq SmallCap Market. An aggregate of 1,325,000 common shares were sold in the offering of which 1,250,000 common shares were sold by the Company and 75,000 common shares were sold by Assaf Ran. The initial public offering price for the common shares sold in the offering was $6.50 per share and the net proceeds to the Company from the sale of its common shares, after payment of underwriting discounts and commissions and other expenses related to the offering of $1,701,713, were $6,423,287. In addition, Mr. Ran repaid a loan of $295,262 out of the net proceeds he received from the sale of his common shares. Prior to the initial public offering, there was no public market for any of the Company's securities.

7.    ACQUISITIONS

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

8.    1999 STOCK OPTION PLAN

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

9.      SHAREHOLDERS' EQUITY

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

10.   SUBSEQUENT EVENTS

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

On May 12, 1999, we launched NewYellow, a general interest, English only yellow page directory that competes directly with the Bell Atlantic Yellow Pages in New York City. Currently, NewYellow is available online at our web site and we expect that the first edition of NewYellow will be available in print by March 2000. We have recently opened two new sales agencies and one new office. The two agencies are dedicated exclusively to NewYellow sales and the third office is dedicated to the Jewish Israeli Yellow Pages.

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

Results of Operations

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Net advertising revenues


Net advertising revenues for three months ended September 30, 1999 were $1,594,000 compared to $1,688,000 for the three months ended September 30, 1998, a decrease of 5.6%. The decrease was primarily attributable to decreased advertising revenue with respect to the publication of the August 1999 issue of the The Jewish Israeli Yellow Pages offset by incremental revenues attributable to internet advertising . In the prior comparable period, we did not recognize any Internet advertising sales.


Publication costs


Publication costs for the three months ended September 30, 1999 were $68,000 compared to $126,000, for the corresponding period in 1998, a decrease of 46.0%. As a percentage of net advertising revenues, publication costs were 4.3% in the 1999 period compared to 7.5%, in the 1998 period. The decrease in publication costs primarily reflects that in the three months period ending September 30, 1998, we published two directories, The Jewish Israeli Yellow Pages and the first edition of the Master Guide, whereas during the comparable period in 1999 we published only one directory, The Jewish Israeli Yellow Pages.

Selling expenses


Selling expenses for the three months ended September 30, 1999 was $949,000 compared to $480,000 for the corresponding period in 1998, an increase of 97.7%. As a percentage of net advertising revenues, selling expenses increased to 59.5% from 28.4%. The increase in selling expenses was attributable to initial costs related to the expansion of our sales force in connection with the introduction of NewYellow.


Administrative and general costs


Administrative and general expenses for the quarter ended September 30, 1999 were $409,000 compared to $241,000 for the same period in 1998, an increase of 69.7%. This increase is primarily attributable to (1) increased consulting and professional service costs of $67,000 related to our status as a public company and (2) increased officer expenses of $48,000.


Interest income, net

For the quarter ended September 30, 1999, we had net interest income of $87,000 compared to net interest income of $700 for the quarter ended September 30, 1998. This increase was attributable to the investment of the net proceeds from our initial public offering.

Earnings before provision for income taxes and equity income


Earnings before provision for income taxes and equity income for the quarter ended September 30, 1999 were $255,000 as compared to $841,000 for the quarter ended September 30, 1998. The decrease was attributable to decreased sales of the second edition of The Jewish Israeli Yellow Pages compared to prior year sales as well as increased operating costs and expenses.


Provision for income taxes


Provision for income taxes for the three months ended September 30, 1999 and September 30, 1998 were $109,000 and $295,000, respectively. In the third quarter of 1999, we used a 43% rate to calculate taxes, whereas we used a 35% rate to calculate taxes for the comparable 1998 period. The lower tax rate used for the 1998 period reflected our expected performance for the entire fiscal year.

Equity in earnings (loss) of affiliate


Immediately prior to our initial public offering, DAH became our wholly owned subsidiary. Consequently, we had no equity in earnings of affiliate for the quarter ended September 30, 1999. For the quarter ended September 30, 1998 equity in earnings of affiliate was $2,100.

Net income


Net income for the quarter ended September 30, 1999 was $146,000 compared to $548,000 for the corresponding period in 1998. This decrease was primarily the result of increased operating costs and expenses. As a percentage of net advertising revenues, net income for the three months period ended September 30, 1999, decreased to 9.2% from 32.5% in the corresponding period in 1998.


Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Net advertising revenues


Net advertising revenues for the nine months ended September 30, 1999 were $3,863,000 compared to $2,675,000 for the nine months ended September 30, 1998, an increase of 44.4%. The increase was primarily attributable to: (1) increased advertising revenue with respect to the publication of The Jewish Israeli Yellow Pages, (2) publication of the second edition of the Master Guide directory in June 1999, (3) recognition of revenues related to Internet advertising sales and
(4) an overall increase in our advertising rates. In the prior comparable period, we did not recognize any Internet advertising sales.


Publication costs


Publication costs for the nine months ended September 30, 1999 were $399,000 compared to $353,000, for the corresponding period in 1998, an increase of 13.0 %. However, as a percentage of net advertising revenues, publication costs were 10.3% in the 1999 period compared to 13.2%, in the 1998 period. The increase in publication costs reflects the fact that we published three directories in the nine month period ending September 30, 1999 compared to only two directories in the comparable period in 1998. The decrease of publication costs as a percentage of net advertising revenues reflects additional advertising revenues.


Selling expenses


Selling expenses for the nine months ended September 30, 1999 was $1,569,000 compared to $815,000 for the corresponding period in 1998, an increase of 92.5%. As a percentage of net advertising revenues, selling expenses increased to 40.6% from 30.5%. The increase in selling expenses was attributable to the increase in net advertising revenues as well as an increase in selling expenses resulting from the expansion of the sales force for NewYellow.


Administrative and general costs


Administrative and general costs for the nine months ended September 30, 1999 were $911,000 compared to $605,000 for the same period in 1998, an increase of 50.6%.

The increase was primarily attributable to increases of approximately $66,000 relating to consulting and professional fees, $35,000 in insurance fees, $41,000 of expenses for public and investor relations incurred and $67,000 of additional officers salaries incurred as a result of our status as a public Company.


Interest income, net

For the nine months ended September 30, 1999 we had net interest income of $130,000 compared to net interest income of $2,000 for the nine months ended September 30, 1998. This increase was attributable to the investment of the net proceeds of our initial public offering.

Earnings before provision for income taxes and equity income


Earnings before provision for income taxes and equity for the nine months ended September 30, 1999 were $1,114,000 compared to $903,000 for the nine months ended September 30, 1998. This increase is directly attributable to the growth in revenues and interest income earned.


Provision for income taxes


Provision for income taxes for the nine months ended September 30, 1999 and September 30, 1998 were $515,000 and $325,000, respectively. The increase in the provision for income taxes is attributable to the increase in operating income.


Equity in earnings (loss) of affiliate

Immediately prior to our initial public offering, DAH became our wholly owned subsidiary. Accordingly, for the nine months ended September 30, 1999 we recorded a loss with respect to the earnings of DAH of $3,000, all of which was incurred in the first quarter. For nine months ended September 30, 1998 equity in earnings of affiliate was $13,000.

Net income

Net income for the nine months period ended September 30, 1999 increased to $597,000 from $592,000 for the corresponding period in 1998. This increase was primarily the result of an increase in net advertising revenues. As a percentage of net advertising revenues, net income for the nine months period ended September 30, 1999, decreased to 15.5% from 22.1% in the corresponding period in 1998.

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

At September 30, 1999 we had cash and cash equivalents of $7,169,000 and working capital of $7,374,000 as compared to cash and cash equivalents of $130,000 and working capital of $621,000 at September 30, 1998. These increases reflect the net proceeds of our initial public offering.


Net cash provided by operating activities was $279,000 for the nine months ended September 30, 1999. For the comparable 1998 period, net cash operating activities was $27,000. The increase in net cash provided by operating activities reflects increased advertising sales in the nine months period ending September 30, 1999 compared to the same period in 1998.

Net cash provided by investing activities was $82,000 for the nine months ended September 30, 1999. For the comparable 1998 period, net cash used in investing activities was $55,000. Net cash provided by investing activities in the nine months period ended September 30, 1999 is primarily the result of our acquisition of the 50% interest in DAH that we did not previously own immediately prior to our initial public offering.


Net cash provided by financing activities for the nine months ended September 30, 1999 was $6,497,000 consisting primarily of the net proceeds of our initial public offering and the proceeds from the repayment of Mr. Ran's loan offset by the amount used to repurchase common shares under the stock repurchase program. For the comparable 1998 period, net cash provided by financing activities was $25,000.

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

                            PART II-OTHER INFORMATION

Item 1. Legal Proceedings

            None

Item 2. Changes in Securities and Use of Proceeds

In May 1999, we completed an initial public offering of 1,325,000 common shares (the "IPO"), of which we sold 1,250,000 common shares and Assaf Ran, our president, chief executive officer and principal shareholder, sold 75,000 common shares. The common shares were sold for $6.50 each. Net proceeds, after expenses of the IPO, were $6,423,287.

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

      (iii) Common shares issuable upon exercise of representatives' warrants - 132,500 common shares registered.

(f)   Gross proceeds to issuer: $8,125,000.

(g)   Expenses incurred in connection with issuance of securities:

      Underwriting discounts and commissions                $   731,250
      Expenses paid to the underwriters                     $   252,455
      Other expenses                                        $   718,008
                                                            -----------
                                                            $ 1,701,713

(h)   Net proceeds: $6,423,287.

(i)   Amount of net offering proceeds used for the purposes listed below:

           Temporary investments with maturities of
              three months or less:                         $ 6,423,287
                                                            ==========+

Item 3. Defaults under Senior Securities

            Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

            Not applicable

Item 5. Other Information

            Not applicable

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibit 27- Financial Data Schedule

      (b)   Reports on Form 8-K -

                  A report on Form 8-K was filed by us on August 9, 1999
            regarding the Company's press release dated August 6, 1999 announcing that its board of directors approved a stock repurchase program of up to 150,000 common shares of the Company over a twelve month period.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DAG Media, Inc. (Registrant)


Date: March 22, 2000                      By /s/  Assaf Ran
                                             -----------------------------------
                                             Assaf Ran, President


Date: March 22, 2000                      By: /s/  Orna Kirsh
                                             -----------------------------------
                                             Orna Kirsh, Chief Financial and
                                               Accounting Officer