Form 10KSB40
period 1999-12-31
DAG MEDIA INC
filed 2000-03-22
CIK 1080340

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

      For the Fiscal Year ended December 31, 1999

|_| Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

      For the transition period from _______________ to _______________

      Commission File Number 000-25991 _____________

                                 DAG Media, Inc.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                New York                               11-3474831
      -----------------------------                 -----------------
      (State or other jurisdiction                  (I.R.S. Employer
    of incorporation or organization               Identification No.)

                    125-10 Queens Blvd. Kew Gardens, NY 11415
               (Address of Principal Executive Office) (Zip Code)

                    Issuer's telephone number (718) 535-2717

Securities registered under Section 12(b) of the Exchange Act:

          Title of Each Class                     Name of Each Exchange
          -------------------                      on Which Registered
                                                   -------------------

                                      None

Securities Registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $.001 per share
                    ---------------------------------------
                                (Title of class)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past
90 days. Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      For the year ended December 31, 1999, the revenues of the registrant were $4,365,107.

      The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based on the closing price on the Nasdaq SmallCap Market on March 21, 2000 was approximately $13,810,435.

      As of March 21, 2000, the registrant has a total of 2,907,460 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                 DAG MEDIA, INC.

                            Form 10-KSB Annual Report
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I

  Item 1. Description of Business ..........................................   4
  Item 2. Description of Property ..........................................  11
  Item 3. Legal Proceedings. ...............................................  11
  Item 4. Submission of Matters to a Vote of Security Holders ..............  11

PART II

  Item 5. Market for Common Equity and Related Stockholder Matters .........  11
  Item 6. Management's Discussion and Analysis or Plan of Operations .......  12
  Item 7. Financial Statements .............................................  16
  Item 8. Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure ...........................................  16

PART III

  Item 9. Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act ..............  16
  Item 10. Executive Compensation ..........................................  17
  Item 11. Security Ownership of Certain Beneficial Owners and Management ..  18
  Item 12. Certain Relationships and Related Transactions ..................  19
  Item 13. Exhibits, List and Reports on Form 8-K ..........................  19

                           FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are typically identified by the words "believe", "expect", "intend", "estimate" and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial conditions and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as "Cautionary Statements"), including but not limited to the following: (i) our limited operating history, (ii) potential fluctuations in our quarterly operating results, (iii) challenges facing us relating to our growth and (iv) our dependence on a limited number of suppliers. The accompanying information contained in this report, including the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies important factors that could cause such differences. These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

                                     PART I

Item 1. Description of Business

      We currently publish and distribute two yellow page directories, the Jewish Israeli Yellow Pages and the Master Guide, in print and on the world wide web. These directories cover the New York metropolitan market, which includes the five boroughs of New York City, Nassau, Suffolk, Westchester and Rockland counties and northern New Jersey. Based on our knowledge of the market, we believe that our yellow page directories have more paying advertisers than those of any publisher of yellow page directories for the New York metropolitan market except Bell Atlantic. However, there is no independent source to confirm this belief. In addition, to give added value to users of and advertisers in our directories, we also operate the Jewish Referral Service, and a "portal" web site. In May 1999, we launched NewYellow, an English-only, general interest yellow page directory that competes directly with the Bell Atlantic Yellow Pages in the New York metropolitan market.

Industry background*

      In 1999, yellow page advertising revenues in the United States were estimated by the Yellow Pages Publishers Association ("YPPA") to be $12.6 billion. The eight largest publishers of yellow page directories in the United States, including the five regional bell operating companies, GTE, SNET and Sprint, account for the overwhelming majority of yellow page advertising revenues. Bell Atlantic and SBC Directory Operations, a division of SBC Corporation, one of the regional bell operating companies, are the two largest publishers of yellow page directories in the United States, each having annual yellow page advertising revenue in excess of $2 billion.

      There are many independent publishers of yellow page directories in the United States. In 1998, the yellow page advertising revenues of United States publishers of yellow page directories not affiliated with local telephone companies were estimated by the YPPA to be between 7% to 10% of the United States yellow page advertising market.

      Further, in 1997 the total aggregate yellow page advertising revenues of companies that publish yellow page directories on the Internet were approximately $21.8 million. Simba estimates that yellow page Internet advertising revenues will grow significantly, reaching $164.9 million by 2000.

Products and services

      The Jewish Israeli Yellow Pages. The Jewish Israeli Yellow Pages is a bilingual, yellow page directory that is distributed free through local commercial and retail establishments in the New York metropolitan area as well as through travel agencies in Israel. All ads in the Jewish Israeli Yellow Pages are in English and Hebrew unless the advertiser specifically requests that the ad be English only. The Jewish Israeli Yellow Pages is organized according to the Hebrew alphabet, although it is indexed in both Hebrew and English. We believe that the Jewish Israeli Yellow Pages is used principally by persons whose native language is Hebrew, although it is also used by members of the Jewish community whether or not they speak Hebrew.

      The Jewish Israeli Yellow Pages was first published in February 1990 and has been published in February and August of each year since 1991. Currently, approximately 350,000 copies of the Jewish Israeli Yellow Pages are printed and distributed annually. The Jewish Israeli Yellow Pages has grown substantially since its initial edition. The 1st edition, published in February 1990, had 118 pages and approximately 217

----------
* Except as otherwise indicated, all industry data are based on the Yellow Pages & Directory Report, a publication of Cowles/Simba Information, a unit of Cowles Business Media; Internet Yellow Pages, 1998: Business Models and Market Opportunities, an annual research report published by Cowles/Simba; and oral communications with representatives of Cowles/Simba in January 1999 and of the YPPA in March 2000.

advertisers. The 19th edition, published in August 1999, has 1,632 pages and more than 3,200 advertisers. No single advertiser accounts for a material portion of our ad revenues. We believe that, based on the number of pages and paying advertisers, the Jewish Israeli Yellow Pages is the largest yellow page directory in the New York metropolitan area not published by Bell Atlantic.

      Advertisers in the Jewish Israeli Yellow Pages include companies such as Sprint PCS and AllState Insurance Company, as well as local and neighborhood businesses, such as restaurants, car dealerships, retail establishments, professionals (such as doctors, accountants and lawyers), and travel agencies. Typically, the advertisers provide us with the copy of their ad and our trained bilingual staff produces Hebrew text for the ad. Our editors also design ads for our advertisers. The size of an ad can range from a single line listing to a full page. Approximately 1% of the ads are line listings; the others are at least one-sixth of a page. Prices range from $300 for a line listing to $4,206 for a full page. Special rates apply for full color ads and premium positioning. Full color ads are $6,250 and premium positioning ranges from $8,250 to $22,000. Except for line listings, prices include all copy, graphic and design work. Basic ads are printed in black and red while premium ads are printed in four colors.

      All production, including layout, design, edit and most proofreading functions, for the Jewish Israeli Yellow Pages is performed locally. The final version of the Jewish Israeli Yellow Pages is shipped to Israel to be printed by HaMakor Printing Ltd. The printed directories are shipped to our main office in New York for distribution. We believe that HaMakor provides us with a competitive advantage with respect to cost, quality and responsiveness. From time to time we receive solicitations from printers who would like to publish our directory. We have consistently found their pricing to be significantly higher than that of HaMakor, even after taking into account shipping costs. In addition, we believe the quality of HaMakor's product is superior to anything that a local printer would produce, particularly because so much of the directory is in Hebrew. Finally, because of our long standing relationship with HaMakor we receive timely service.

      The Master Guide. In October 1998 we published the first edition of the Master Guide, a yellow page directory designed to meet the special needs of the Hasidic and ultra-Orthodox Jewish communities in the New York metropolitan area. The second edition was published in June 1999 and the third publication is scheduled for April 2000. We produce the Master Guide generally in the same manner as we do the Jewish Israeli Yellow Pages, including printing it in Israel. The Master Guide differs from the Jewish Israeli Yellow Pages in that the Master Guide is published in English only, does not advertise products or services that might offend the Hasidic and ultra-Orthodox Jewish communities and is only published once a year. Generally, advertising rates for the Master Guide are lower than those for the Jewish Israeli Yellow Pages because the market that it serves is smaller. Distribution of the Master Guide is accomplished by placing copies of the directory in synagogues, community centers and businesses located in Hasidic and ultra-Orthodox neighborhoods. The development of the Master Guide reflects our strategy to expand by identifying and pursuing niche markets for yellow page directories.

      We buy all our paper for our Jewish Israeli Yellow Pages and Master Guide directories on the local market at prevailing prices. Accordingly, we do not depend on any single source of supply although we are subject to market forces that affect the price of paper. Paper costs fluctuate according to supply and demand in the marketplace. In addition, paper costs can be affected by events outside of our control, such as fluctuations in currency rates, political events, global economic conditions, environmental issues and acts of nature.

      NewYellow. On May 12, 1999, we launched a general interest English-only yellow page directory that competes directly with Bell Atlantic Yellow Pages in New York City. Currently, NewYellow is available online at our web site and we expect that the first edition of NewYellow will be available in print in March 2000. In November 1999, we signed a printing contract with the Quebecor Printing Directory Sales Corporation located in Pennsylvania for the printing of the first edition of NewYellow. We have recently opened two new sales agencies dedicated exclusively to NewYellow.

      The Jewish Referral Service. The Jewish Referral Service provides added value to users of and advertisers in our directories. Potential consumers who are looking to purchase goods or services call the referral service and an operator directs them to one or more advertisers in our directories. Tourists also call the referral service with questions involving travel, lodging, visa issues, driver's license issues and the like. Finally, advertisers use the referral service as a tool to generate new business.

      The telephone number for the Jewish Referral Service is published throughout our directories and in newspapers serving the Jewish and Israeli communities. As part of the referral service, we recently established a program under which participating advertisers have agreed to give discounts to customers who produce the Jewish Israeli Yellow Pages Consumer Discount Card. This card is distributed with the Jewish Israeli Yellow Pages or the Master Guide or can be ordered directly from us. By presenting the card at participating establishments, consumers can receive discounts of up to 10%.

      Online services. Initially our web site, launched in 1995, contained an English-only version of the Jewish Israeli Yellow Pages. In 1999 we expanded our online presence so that our web site functions as a "portal" with links to a variety of sites on the web, particularly those that carry information and news that may be of particular interest to the Israeli and Jewish communities. It also provides a link to our directories as well as the web sites of our advertisers. We also develop web sites for our advertisers for a fee. We plan to further enhance our web site by providing links to NewYellow and community-focused yellow page directories, by including news and information and by creating strategic alliances with other Internet portals. We plan to explore ways in which our portal can be used to generate additional advertising revenue.

Growth strategy

      In May 1999, we expanded our operations by introducing an internet version of NewYellow, an English-only, general interest yellow page directory, in the New York metropolitan area. In March 2000, we printed and intend to begin to distribute the first print edition of this directory in Manhattan. If the Manhattan NewYellow directory is successful, we plan to offer additional NewYellow directories covering the other boroughs in New York City, the other counties in the New York metropolitan area and northern New Jersey.

      NewYellow competes directly with yellow page directories published by Bell Atlantic. Ads in NewYellow are priced significantly below the rates currently charged by Bell Atlantic for its yellow page directories. Thus, NewYellow is positioned as a low-cost alternative to the Bell Atlantic Yellow Pages, appealing to smaller businesses that are looking for a less expensive alternative. Although we have not conducted any formal marketing surveys, some of our advertisers have told us that they do not advertise in the Bell Atlantic Yellow Pages because the rates are too high and other advertisers have indicated that they would switch from the Bell Atlantic Yellow Pages if a less expensive alternative were available. We believe that our lower advertising rates as well as our expertise in publishing yellow page directories, particularly our ability to hire, train and manage an effective sales force, and our low overhead will enable us to compete effectively with Bell Atlantic.

      To successfully introduce NewYellow into the New York market and sustain and increase our profitability, we must do the following:

      o convince advertisers that NewYellow will be used by sufficient number of their potential customers to make it worthwhile and cost effective for them to advertise in NewYellow;

      o manage the production, including ad sales, graphic design, layout, editing and proofreading, of multiple directories addressing different markets in varying stages of development;

      o attract, retain and motivate qualified personnel and expand the number of sales, operating and management personnel;

      o     provide high quality, easy to use and reliable directories;

      o     establish a brand identity for NewYellow;

      o develop new and maintain existing relationships with advertisers without diverting revenues from our existing directories;

      o develop and upgrade our management, technical, information and accounting systems;

      o     respond to competitive developments promptly;

      o introduce enhancements to our existing products and services to address new technologies and standards and evolving customer demands;

      o control costs and expenses and manage higher levels of capital expenditures and operating expenses; and

      o     maintain effective quality control over all of our directories.

      Our failure to achieve any of the above in an efficient manner and at a pace consistent with the growth of our business could adversely affect our business, financial condition and results of operations.

      In order to prepare for publishing NewYellow in March 2000, during 1999 we hired and trained many new sales representatives and established two sales agencies to promote and sell NewYellow.

      We may also explore opportunities for adding Jewish Israeli Yellow Pages and Master Guide directories in other cities with large Jewish and Israeli populations, like Miami, Florida and Los Angeles, California.

      In 1999, DAG Media signed an Agreement with InfoUSA.com ("infoUSA") which owns information on approximately 10 million businesses and 110 million individuals, and has incorporated this information into a FREE yellow and white page online directory assistance service. We are authorized and have linked our Internet service to infoUSA. Additional corporate plans include the expansion and development of our website porty.com and increase its capacity for on-line advertisement and increased traffic-flow. We also plan to consider the enhancement of our website and progress with additional corporate affiliations.

Sales

      Advertisements for the Jewish Israeli Yellow Pages and the Master Guide are sold through our network of trained sales representatives, all of which are independent contractors and are paid solely on a commission basis. There are approximately 80 sales representatives in our network including those employees hired by the respective sales agencies with which we have agency agreements, B.I.Y., Inc. and M.I.Y. Inc. The sales representatives operated by us work out of our offices in Queens, New York and Fairlawn, New Jersey. B.I.Y. is located in Brooklyn, New York and M.I.Y. is located in Manhattan, New York. Our selling force is based in these locations because of the high concentration of Jewish and Israeli consumers in these areas. M.I.Y. is owned by Daniel Frank and B.I.Y. is owned by Avi Sheffi.

      In 1999, we contracted with three new sales agencies. One agency is located in Long Island and is dedicated to the Jewish Israeli Yellow Pages and the Master Guide. Two agencies are located in Manhattan and are exclusively dedicated to the sales of NewYellow. We also plan to open a new company -owned sales office in Manhattan dedicated to NewYellow.

      Under our agreements with the sales agencies, which are terminable upon 30 days notice, the agencies may not sell advertising for any yellow page directories other than those we publish. Generally, each sales agency is responsible for all fixed costs relating to its operations. We pay sales commissions to the agencies, which, in turn, pays commissions to the individual sales representatives who sell the ads. The commissions payable to the individual sales representatives are prescribed in our agreements with the agencies and are consistent with the commissions we pay to the sales representatives that we hire directly.

      We are responsible for training each sales representative, whether hired directly by us or by one of our sales agencies. Generally, training consists of one-day orientation, during which one of our sales managers educates the sales representative about our business and operations, and a two-week period during which the sales representative receives extensive supervision and support from a sales manager or another experienced sales representative.

Marketing strategy

      The Jewish Israeli Yellow Pages and Master Guide are marketed to the Jewish and Israeli communities living in the New York metropolitan area. According to the American Jewish Congress, there are approximately two million Jews living in this market, representing approximately 10.6% of the total population. We believe that the Jewish population has higher than average disposable income, is well educated and possesses a strong sense of community. In addition, while there is no precise data as to the number of Israeli immigrants living in the New York metropolitan area, we believe the number is substantial. Moreover, a significant number of Israeli tourists visit the area annually. Accordingly, we believe that advertisers are attracted to the Jewish Israeli Yellow Pages as a way to advertise directly to this market.

      We further believe that the Jewish population in the New York metropolitan area is likely to use the Jewish Israeli Yellow Pages because of the impression that businesses that advertise in the Jewish Israeli Yellow Pages support or are affiliated with the Jewish community. In the case of the Master Guide, users can be comfortable that none of its advertisers will offend their religious beliefs. We also believe that our advertising rates are attractive, particularly to small businesses which cannot afford to advertise in the Bell Atlantic Yellow Pages. Generally, advertising rates for the Jewish Israeli Yellow Pages and the Master Guide are approximately 33% of the rates for the Bell Atlantic Yellow Pages.

      NewYellow will initially compete directly with the Bell Atlantic Yellow Pages in Manhattan and then with the Bell Atlantic Yellow Pages in the other boroughs of New York City and in the surrounding suburbs. Initially, we dedicated 10 sales representatives from our existing network, spread out over the four sales offices, to selling ads for NewYellow. In the year 2000, we will open a new company-owned sales office, which will be staffed by sales representatives that we hire directly and which will be dedicated to selling ads exclusively for NewYellow. Because NewYellow is a new publication, it is more difficult to sell, and because it competes directly with Bell Atlantic, the commission structure for NewYellow sales representatives is higher than it is for our other directories.

      We believe that advertisers will be attracted to NewYellow for several reasons. First, NewYellow is likely to be smaller and less dense than the Bell Atlantic Yellow Pages, so that each advertisement in NewYellow will stand out more prominently than it would in the Bell Atlantic Yellow Pages. Second, advertising rates for NewYellow are significantly lower than the comparable rates for advertising in the Bell Atlantic Yellow Pages. Accordingly, we believe that NewYellow will attract advertisers who do not currently advertise in the Bell Atlantic Yellow Pages as well as existing Bell Atlantic Yellow Page advertisers.

Government regulation

      We are subject to laws and regulations relating to business corporations generally, such as the Occupational Safety and Health Act, Fair Employment Practices and minimum wage standards. We believe that we are in material compliance with all laws and regulations affecting our business and we do not have any material liabilities under these laws and regulations. In addition, compliance with all these laws and regulations does not have a material adverse effect on our capital expenditures, earnings, or competitive position.

Competition

      In New York, the market for yellow page advertising is dominated by Bell Atlantic. In addition, there are a number of independent publishers of yellow page directories, including bilingual directories for specific ethnic communities. There are also independent publishers of yellow page directories that publish community or neighborhood directories. However, we are not aware of any other Hebrew-English yellow page directory or a yellow page directory that is published specifically for the Hasidic and ultra-Orthodox Jewish communities in the New York metropolitan area. By focusing on the special needs of the Hebrew speaking and the Hasidic and ultra-Orthodox Jewish communities, we believe that we have identified niche markets that allow us to compete effectively with our larger rivals.

      Unlike the Jewish Israeli Yellow Pages and the Master Guide, NewYellow competes directly with the Bell Atlantic Yellow Pages and other smaller, English-only, general interest yellow page directories published by companies other than Bell Atlantic. Since there are virtually no barriers to entry in this market, any company with a reasonable amount of capital, like the regional bell operating companies or publishers, are potential competitors. Recently, an independent yellow page publisher, Yellow Book USA, announced its proposed publication of a Manhattan yellow page directory that will also compete with the Bell Atlantic Yellow Pages and began soliciting advertisement for this directory. In addition, the Internet is growing rapidly and is a current and potential source of even greater competition. There are a number of online yellow page directories, including Big Yellow, owned by Bell Atlantic. Finally, strategic alliances could give rise to new or stronger competitors. Many of our competitors, such as Bell Atlantic, can reduce advertising rates, particularly where directory operations can be subsidized by other revenues, making advertising in our directories less attractive. In response to competitive pressures, we may have to increase our sales and marketing expenses or reduce our advertising rates. Since we may not capture a significant share of the markets where we operate, we cannot assure you that we can compete effectively.

Intellectual property

      To protect our rights to our intellectual property, we rely on a combination of federal, state and common law trademarks, service marks and trade names, copyrights and trade secret protection. We have registered some of our trademarks and service marks on the supplemental register of the United States and some of our trade names in Queens, New York and New Jersey. In addition, every directory we publish has been registered with the United States copyright office. The protective steps we have taken may be inadequate to deter misappropriation of our proprietary information. We may be unable to detect the unauthorized use of, or take steps to enforce, our intellectual property rights. In addition, although we believe that our proprietary rights do not infringe on the intellectual property rights of others, other parties may assert infringement claims against us or claims that we have violated a trademark, trade name, service mark or copyright belonging to them. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources on our part.

Employees

      As of December 31, 1999, we employed four people, three of whom are full-time, and all of whom were employed in executive, managerial or administrative positions capacities. In addition, we retained the services of 13 administrative, accounting and production personnel, all of whom are independent contractors. Finally, we had a network of 80 sales representatives, 32 contracted by us and 48 hired by the sales agencies that sell ads for our directories. We believe that our relationship with our employees and contractors is good. None of our employees is represented by a labor union.

          CERTAIN RISK FACTORS THAT MAY AFFECT GROWTH AND PROFITABILITY

The following factors may affect the growth and profitability of the Company and should be considered by any prospective purchaser of the Company.

      Bell Atlantic and other existing or potential competitors have significant competitive advantages.

      Many of our competitors, particularly Bell Atlantic, have significant operating and financial advantages. Our competitors' advantages include:

      o     greater financial, personnel, technical and marketing resources,

      o     superior systems,

      o     stronger relationships with advertisers,

      o     greater production capacity,

      o     better-developed distribution channels, and

      o     greater name recognition.

We have never published a general interest yellow page directory. Thus, our prospects for success are uncertain.

      Since we have never published a general interest yellow page directory, we have no relevant operating history upon which you can evaluate whether we will be successful. The risks and uncertainties involved are similar to those encountered by companies trying to introduce a new product, particularly companies proposing to enter markets dominated by large and well-known companies. In addition, our success with publishing NewYellow depends on factors outside of our control, including the development of similar or superior products by competitors, general economic conditions and economic conditions specific to publishers of yellow page directories.

Because we contract with sales agencies, we could lose half our sales force on 30 days notice.

      Approximately half of our sales force is provided to us under agreements with independent sales agencies, which are terminable upon 30 days notice by either party. Accordingly, on 30 days notice we could lose half of our sales force. In addition, due to the demands of the job, many sales representatives leave within one year of their hire. Replenishing our sales force involves significant time and expense for recruiting and training.

We do not have any long-term commitments from advertisers, upon whom our success depends.

      We do not have long-term contractual arrangements with advertisers. Thus, we must obtain new advertisers and renewals from existing advertisers, for each directory that we publish. There is no assurance that our current advertisers will continue to place ads in our directories or that we will be able to attract new advertisers. Any failure to achieve sufficient advertising revenues would have a material adverse effect on our business, results of operations and financial condition.

If we fail to publish a directory we may not have sufficient cash to refund our advertisers.

      A significant portion of our revenues is collected prior to the publication and distribution of our directories and is used to pay our employees, contractors and suppliers. If we did not publish a directory, we would be obligated to refund certain prepaid advertising fees, but not with respect to New Yellow's portion of the fees related to the internet placement of the ad. We may possibly not have sufficient cash reserves to repay all these advances. In that event, we would have to generate cash by borrowing money, selling securities or selling assets. We do not know whether any of those alternatives will be possible. Further, any of these alternatives, particularly the sale of our assets, would inhibit our ability to conduct our business.

We do not have the ability to measure the effectiveness of advertisements. As our business grows, our customers may require us to do so.

      We do not have the ability to quantify the effectiveness of advertising in our directories. However, we may have to provide this type of information when we start publishing a directory that competes directly with the Bell Atlantic Yellow Pages. The effectiveness of advertising is usually based upon demographic and other relevant statistical data. If we cannot provide our advertisers with this information or if they perceive the information that we provide to be unreliable, they may not advertise in NewYellow or refuse to pay our standard advertising rates. Accordingly, we will have to either develop the ability to provide this information to our advertisers or contract with third parties to provide this information on our behalf. Either alternative will result in additional personnel and equipment costs for which we have not budgeted, and may also cause interruptions in our business operations.

Our growth depends on the continued services of Assaf Ran.

      We depend on the continued services of Assaf Ran, our founder, president and chief executive officer. Mr. Ran supervises all aspects of our business, including our sales force and production staff. Mr. Ran has the personal relationships with the principals of our key service providers including our printer, HaMakor Printing Ltd., and the heads of the independent sales agencies which provide about half of our sales representatives. If Mr. Ran's employment terminates, our relationships with our key suppliers and vendors may be jeopardized. Mr. Ran has entered into an employment agreement, but that is no guarantee that his employment will not terminate before its expiration on June 30, 2002. In addition, we have purchased a $500,000 key man life insurance policy on Mr. Ran.

Item 2. Description of Properties

      Our executive and principal operating office is located in Queens, New York in 3,000 square feet. This space is occupied under a lease that expires October 30, 2001. The monthly rent is $4,805. Our New Jersey sales office is located in an approximately 1,000 square foot facility in Fair Lawn, New Jersey. The space is leased on a month-to-month basis for $1,200 per month.

Item 3. Legal proceedings

      We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

      Not Applicable.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      (a) Market Information

      The Company's Common Stock is traded on The Nasdaq SmallCap Market under the symbol "DAGM".

      The following table sets forth the high and low bid prices as quoted by The Nasdaq SmallCap Market since May 13, 1999 the date the stock first started to trade. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                                            Bid Price
                                                      High              Low
      May 13, 1999 - End of Second Quarter           $7.000            $3.625
      Third Quarter                                  $4.688            $3.000
      Fourth Quarter                                 $5.125            $2.703

      (b) Holders

      As of March 21, 2000, the approximate number of record holders of the Common Stock of the Company was 10.

      (c) Dividends

      We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We may incur indebtedness in the future which may prohibit or effectively restrict the payment of dividends, although we have no current plans to do so.

Item 6. Management's Discussion and Analysis or Plan of Operations

The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with our audited financial statements and notes thereto contained elsewhere in this report. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements.

      Overview

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

On May 12, 1999, we launched NewYellow, a general interest, English only yellow page directory that competes directly with the Bell Atlantic Yellow Pages in New York City. Currently, NewYellow is available online at our web site and we expect that the first edition of NewYellow will be available in print by March 2000. We have recently opened one new sales office for the Jewish Israeli Yellow Pages and contracted with two agency offices that are dedicated exclusively to NewYellow.

Our principal source of revenue is derived from the sale of ads for our directories. Our advertising rates for new advertisers have increased approximately 20% to 30% a year since 1990. However, we believe it is unlikely that this trend will continue. Any further increases in our advertising rates would reduce the disparity between our rates and those of the Bell Atlantic Yellow Pages and may cause some of our advertisers to stop advertising in our directories.

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

The principal operating costs incurred in connection with publishing the directories are commissions payable to sales representatives and costs for paper and printing. Generally, advertising commissions are paid as advertising revenue is collected. However, in connection with DAG owned sales offices, we pay commission to our sales representatives even before we collect the related advertising revenue. We do not have any agreements with paper suppliers or printers. Since ads are sold before we purchase paper and print a particular directory, a substantial increase in the cost of paper or printing costs would reduce our profitability. Administrative and general expenses include expenditures for marketing, insurance, rent, sales and local franchise taxes, licensing fees, office overhead and wages and fees paid to employees and contract workers (other than sales representatives).

In order to eliminate the cost of maintaining separate corporate identities, effective September 28, 1999, the wholly-owned subsidiaries of the Company, Dapey Assaf-Dapey Zahav Ltd. (a New York corporation) and Dapey Assaf-Hamadrikh Leassakim Be New York Ltd. (a New York corporation), were merged into DAG pursuant to the laws of the State of New York. There were no significant costs or expenses incurred with respect to this merger.

Results of operations

The following table sets forth for the periods presented statement of operations data as a percentage of net advertising revenue. The trends suggested by this table may not be indicative of future operating results.

                                                                 1999      1998
                                                                 ----      ----

Net advertising revenues ...................................    100.0%    100.0%
Publishing costs ...........................................     10.0%     13.7%
Gross profit ...............................................     90.0%     86.3%
Selling expenses ...........................................     38.1%     34.3%
Administrative and general expenses ........................     38.0%     27.7%
Total operating costs and expenses .........................     76.0%     62.0%
Other income, net ..........................................      5.0%       --
Earnings before provisions for income taxes and equity
  income ...................................................     18.9%     24.3%
Provision for income taxes .................................      9.0%     11.9%
Equity in earnings of affiliate ............................     -.01%      0.6%
Net income .................................................      9.9%     13.0%

Years-ended December 31, 1999 and 1998

Net advertising revenues

Net advertising revenues in 1999 and 1998 were $4,365,000 and $2,759,000, respectively, representing an increase of $1,606,000, or 58.2 % in 1999. This increase was primarily attributable to: (1) increased advertising revenue with respect to the publication of the The Jewish Israeli Yellow Pages and The Master Guide (2) the recognition of revenues related to Internet advertising sales and
(3) an overall increase in our advertising rates. In 1998, we did not recognize any Internet advertising sales.

Publishing costs

Publishing costs for 1999 and 1998 were $438,000 and $378,000 respectively, representing an increase of $60,000, or 15.9% in 1999. As a percentage of net advertising revenues, publishing costs were 10.0% in 1999 compared to 13.7% in 1998. The decrease in publishing costs as a percentage of net advertising revenues primarily reflects that in the year ended December 31, 1999 we recognized Internet revenues that incur significantly lower publication costs than our print directories as opposed to the publication cost in 1998 in which there was no related Internet revenue recognized.

Selling expenses

Selling expenses for the year ended December 31, 1999 and 1998 were $1,661,000 and $946,000, respectively, representing an increase of $715,000, or 75.6% in 1999. As a percentage of net advertising revenues, selling expenses increased to 38.1% from 34.3%. The increase in selling expenses was attributable to commissions paid on the increased net advertising revenues as well as initial costs related to the expansion of our sales force.

Administrative and general costs

Administrative and general expenses for 1999 and 1998 were $1,657,000 and $765,000, respectively, representing an increase of $892,000, or 116.6%, in 1999. This increase is primarily attributable to (1) increased write-offs of uncollectible accounts and an increase in the allowances for doubtful accounts of approximately $481,0000 related to the increased sales of the Company (2) increased consulting and professional service and insurance costs of $188,000 related to our status as a public company and (2) increased officer expenses and payroll expenses of $174,000.

Other income, net

For the year ended December 31, 1999 we had other income of $226,000 while for the year ended December 31, 1998 we had nominal other income income. This increase of $226,000 was primarily attributable to $226,000 of interest and dividends earned from the investment of the net proceeds from our initial public offering in May 1999.

Earnings before provision for income taxes and equity income

Earnings before provision for income taxes and equity income for the year ended December 31, 1999 were $827,000 as compared to $670,000 for the year ended December 31, 1998. The increase was attributable to the increased revenues.

Provision for income taxes

Provision for income taxes in 1999 and 1998 was $391,000 and $329,000, respectively. Provision for income taxes is attributable to the increase in advertising income. As a percentage of net advertising revenues, provision for income taxes decreased to 9.0% in 1999 from 11.9% in 1998.

Equity in earnings (loss) of affiliate

Equity in earnings (loss) of affiliate in 1999 and 1998 were $(3,000) and $17,000, respectively, a decrease of $20,000. This decrease resulted from losses incurred in the first quarter of 1999 by our subsidiary, DAH which has since been consolidated pursuant to its acquisition by us that became effective with our initial public offering, in May 1999.

Net income

Net income for 1999 was $433,000 compared to $358,000 in 1998. This increase was primarily the result of increased revenues from the publications printed as well as increased revenues earned from Internet sales which had previously not existed.

Liquidity and Capital Resources

Until our initial public offering, our only source of funds was cash flow from operations, which has funded both our working capital needs and capital expenditures. We have no debt to third parties or credit facilities. Generally, advertising fees, whether collected in cash or evidenced by a receivable, are generated before the publication of the related directory and before many of the costs directly associated with publishing the related directory are incurred.

As a result of our initial public offering in May 1999, we received proceeds of approximately $6.4 million net of underwriting discounts and commissions and other expenses of approximately $1.7 million. Assaf Ran, our president, chief executive officer and principal shareholder, also repaid a loan of $221,000 out of the proceeds from the sale of his common shares in the offering. These funds, $6.7 million in the aggregate that were deposited in an interest bearing money market account, increased our working capital and are available to pay operating expenses including marketing expenses for NewYellow.

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

At December 31, 1999 we had cash and cash equivalents of $7,201,000 and working capital of $6,997,000 compared to cash and cash equivalents of $310,000 and working capital of $162,000 at December 31, 1998. These increases reflect the net proceeds of our initial public offering.

Net cash provided by operating activities was $500,000 for the year ended December 31, 1999 compared to $417,000 for the year ended December 31, 1998. The increase in net cash provided by operating activities reflects increased advertising sales in 1999.

Net cash used in investing activities was $9,000 for the year ended December 31, 1999 compared to net cash used in investing activities of $18,000 for the year ended December 31, 1998. Net cash used in investing activities in 1999 is primarily the result of various fixed asset purchases offset by cash provided by our acquisition of the 50% interest in DAH that we did not previously own immediately prior to our initial public offering.

Net cash provided by financing activities in 1999 was $6,399,000. These proceeds consists primarily of the net proceeds of our initial public offering and the proceeds from the repayment of Mr. Ran's loan offset by the amount used to repurchase common shares under the stock repurchase program. For the comparable year ending December 31,1998 net cash used in financing activities was $221,000.

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

Recent accounting pronouncements

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. The Company has concluded that this SAB did not have a material impact on its financial position or its results of operations.

Item 7. Financial Statements

The financial statements of the Company required by this item are set forth beginning on page F-1.

Item 8. Change in and Disagreements with Accountants on Accounting Financial Disclosure.

Not Applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Executive officers and directors

      Our executive officers and directors and their respective ages are as follows:

Name                        Age                  Position
----                        ---                  --------

Assaf Ran (2)............   34  Chief executive officer, president and director

Orna Kirsh...............   28  Chief financial officer, treasurer and secretary

Eyal Huberfeld...........   25  Vice president of sales and director

Yoram Evan (1)(2)........   34  Director

Phillip Michals (1)(2)...   30  Director

Eran Goldshmid (1)(2)....   33  Director

(1)   Member of the Compensation Committee

(2)   Member of the Audit Committee

      All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers are elected to serve subject to the discretion of the board of directors.

      Set forth below is a brief description of the background and business experience of our executive officers and directors:

      Assaf Ran, our founder, has been our chief executive officer and president since our inception in 1989. In 1987 Mr. Ran founded Dapey Assaf Maagarei Mechirim, Ltd., a publishing company in Israel, and is a member of its board of directors.

      Orna Kirsh, our chief financial officer joined DAG Media in July 1999. Ms. Kirsh is a New York State licensed CPA and formerly worked for Arthur Andersen LLP, the Company's auditors. Ms. Kirsh's work experience was with public reporting companies. Ms. Kirsh received her BS in accounting in May 1992 from the NYU Stern School of Business.

      Eyal Huberfeld has been our vice president of sales since June 1998 and a member of our board of directors since February 1999. From September 1997 through June 1998, was one of our independent sales representatives. From August 1996 to January 1997, Mr. Huberfeld worked for Yedeot Aharonot, an Israeli daily newspaper, as a marketing manager and consultant. Between March 1993 and March 1996, Mr. Huberfeld served in the Israeli Defense Force, in the bomb disposal unit.

      Yoram Evan has been a member of our board of directors since October 1998. Since January 1999, he has been chief financial officer and vice president of operations and finance and, since July 1997, a member of the board of directors of Netgrocer, an internet grocery company. From December 1997 to December 1998, he was the chief financial officer of American Value Brands, Inc., a food marketing company. From April 1996 to September 1997, Mr. Evan has acted as the managing partner of two investment funds in Israel, which he founded. From March 1992 to April 1996, Mr. Evan served in the budget department of the Israeli Ministry of Finance. Mr. Evan received a BA in economics in July 1991 and an MBA in February 1997 from the University of Tel Aviv in Israel.

      Phillip Michals has been a member of our board of directors since March 1999. He is the founder and, since August 1996, the president of Up-Tick Trading, a consulting company to investment banking firms. Since July 1994, he has also been a principal and a vice president of Michals and Stockmen Consulting Inc., a management consulting firm. Mr. Michals received a BS degree in human resources from the University of Delaware in May 1992.

      Eran Goldshmid has been a member of our board of directors since March 1999. Since December 1998, he has been the general manager of the Carmiel Shopping Center in Carmiel, Israel. From April 1995 through December 1998, he was head of marketing at Environmental Engineering & Design Company, Ltd., Tel Aviv, Israel. From February 1993 through April 1995, he was head of a sales office for Yedioth Aharonath, an Israeli daily newspaper. Mr. Goldshmid received certification as a financial consultant in February 1993 from the School for Investment Consultants, Tel Aviv, Israel, and a BA in business administration from the University of Humberside, England in December 1998.

      The Company's Board of Directors has established compensation and audit committees. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all the officers of the Company, reviews general policy matters relating to compensation and benefits of employees of the Company, and administers the stock option plan and authorizes the issuance of stock options to the Company's officers, employees, directors and consultants. The Audit Committee meets with management and the Company's independent auditors to determine the adequacy of internal controls and other financial reporting matters.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

      To the best of the Company's knowledge, based solely on review of the copies of such forms furnished to the Company, or written representations that no other forms were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) shareholders were complied with during 1999, except with regard to Orna Kirsh, whose Form 5 was filed late.

Item 10. Executive Compensation.

      The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 1999 and 1998 by (i) the Company's Chief Executive Officer and (ii) the most highly compensated executive officers, other than the CEO, who were serving as executive officers at the end of the 1999 fiscal year and whose salary as determined by Regulation S-B, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the "Named Executives").

                           Summary Compensation Table

                                                Long-Term Compensation
                                             ------------------------------
                               Annual
                            Compensation         Awards          Payouts
                           ----------------  ----------------  ------------
                                              Common Stock
   Name and                                    Underlying       All Other
   Principal                   Salary            Options       Compensation
   Position        Year          ($)               (#)             ($)
----------------   ------  ----------------  ----------------  ------------
Assaf Ran           1999       $62,500              --              --
Chief Executive     1998       $25,000              --              --
Officer and
President

Compensation of Directors

      Non-employee directors are granted, upon becoming a director, five-year options to purchase 7,000 shares of Common Stock at an exercise price equal to the fair market value of a share of Common Stock on the date of grant. They receive no cash compensation.

Employment Contracts

      In March 1999, the Company entered into an employment agreement with Assaf Ran, its president and chief executive officer. Mr. Ran's employment term initially ends June 30, 2002 but renews automatically for successive one-year periods until either party gives 180 days written notice of its intention to terminate the agreement. Under the agreement, Mr. Ran receives an annual base salary of $75,000, annual bonuses as determined by the compensation committee of the Board of Directors in its sole and absolute discretion and is eligible to participate in all executive benefit plans established and maintained by the Company. Under the agreement, Mr. Ran agreed to a one-year non-competition period following the termination of his employment.

      On July 19, 1999, the Company entered into an employment agreement with Orna Kirsh, providing for her employment as chief financial officer of the Company through July 19, 2001 at a base salary of $100,000. The agreement with Ms. Kirsh renews automatically for successive one-year periods until either party gives 14 days written notice of its intention to terminate the agreement.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table, together with the accompanying footnotes, sets forth information, as of March 21, 2000, regarding stock ownership of all persons known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, certain executive officers, all directors, and all directors and officers of the Company as a group:

                                                                   Shares of
                                                                 Common Stock
                                                  Beneficially   Percentage of
    Name of Beneficial Owner (1)                    Owned (2)      Ownership
------------------------------------------------   ---------       ---------
Executive Officers and Directors
Assaf Ran ......................................    1,413,095        48.60%
Orna Kirsh .....................................       12,500            *
Eyal Huberfeld .................................       29,762         1.02%
Yoram Evan .....................................        7,000            *
Phillip Michals ................................        7,000            *
Eran Goldshmid .................................        7,000            *
                                                    ---------

All officers and directors as a group ..........    1,476,357        50.47%
                                                    ---------

5% and Greater Stockholders
Dvir Langer ....................................      148,809         5.12%
                                                      =======

* Less than 1%

(1) The address of each person listed except Dvir Langer is c/o DAG Media Inc, 125-10 Queens Boulevard, Kew Gardens, NY 11415.

      The address of Dvir Langer is:
      Dvir Langer
      66 Overlook Terrace
      New York NY 10090

(2) A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the filing of this report upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from. the filing of this report have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on 2,907,460 shares outstanding on March 21, 2000.

Item 12. Certain Relationships and Related Transactions

NONE.

Item 13. Exhibits and Reports on Form 8-K.

(a) Certain of the following exhibits were filed as Exhibits to the registration statement on form SB-2, Registration No. 333-74203 and amendments thereto (the "Registration Statement") filed by the Registrant under the Securities Act of 1933, as amended, or the reports filed under the Securities and Exchange Act of 1934, as amended, and are hereby incorporated by reference.

    Exhibit
      No.                     Description
    -------                   -----------

      3.1   Certificate of Incorporation of the Company. (1)

      3.2   By-laws of the Company. (1)

      4.1   Specimen Stock Certificate (2)

      4.2   Form of Underwriter's Warrant(1)

      10.1 Employment Agreement dated March 1, 1999 between Assaf Ran and the Company (1).

      10.3 Employment Agreement dated June 14, 1999 between Orna Kirsh and the Company.

      10.6  Form of the Company's 1999 Stock Option Plan(1)

      27.   Financial Data Schedule.

      (1)   Previously filed as exhibit to Form SB-2 on March 10, 1999.
      (2)   Previously filed as exhibit to Form SB-2/A on April 23, 1999.

(b) Reports on Form 8-K - none.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DAG Media, Inc.


                                        By: /s/ Assaf Ran
                                           -------------------------------------
                                           Assaf Ran,
                                           President and Chief Executive Officer

Date:  March 21, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 21, 2000.

      Signature                                 Date                  Title
      ---------                                 ----                  -----
/s/ Assaf Ran                              March 21, 2000         President and Chief Executive Officer
-----------------------------------
      Assaf Ran

/s/ Orna Kirsh                             March 21, 2000         Chief Financial Officer
-----------------------------------
      Orna Kirsh

/s/ Yoram Evan                             March 21, 2000         Director
-----------------------------------
      Yoram Evan..

/s/ Phillip Michals                        March 21, 2000         Director
-----------------------------------
      Phillip Michals

/s/ Eyal Huberfeld                         March 21, 2000         Director
-----------------------------------
       Eyal Huberfeld

/s/ Eran Goldshmid                         March 21, 2000         Director
-----------------------------------
      Eran Goldshmid

                                 DAG MEDIA, INC.

                          ANNUAL REPORT ON FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

                                                                     Page Number

Item 1. Financial Statements

        Report of Independent Public Accountants..................     F-2

        Balance Sheet at December 31, 1999........................     F-3

        Statements of Income for the years
        ended December 31, 1999 and 1998..........................     F-4

        Statements of Changes in Shareholders' Equity
        for the years ended December 31, 1999 and 1998............     F-5

        Statements of Cash Flows for the
        years ended December 31, 1999 and 1998....................     F-6

        Notes to Financial Statements.............................     F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To DAG Media, Inc.:

      We have audited the accompanying balance sheet of DAG Media, Inc. (a New York corporation) as of December 31, 1999, and the related statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DAG Media, Inc. as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with accounting standards generally accepted in the United States.


                                        Arthur Andersen LLP

New York, New York
February 11, 2000

                                 DAG MEDIA, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 1999

Assets

Current assets:

  Cash and cash equivalents ...................................    $  7,200,857
  Trade accounts receivable, net of allowance for doubtful
  accounts of $550,000 ........................................       2,465,557
  Directories in progress .....................................         913,269
  Other current assets ........................................          52,742
                                                                   ------------
      Total current assets ....................................      10,632,425
                                                                   ------------

Fixed assets, net of accumulated depreciation $28,224 .........         144,057
Goodwill and trademarks, net of accumulated
amortization of $33,775 .......................................       1,317,206
Other assets ..................................................          70,328
                                                                   ------------
      Total assets ............................................    $ 12,164,016
                                                                   ============

Liabilities and Shareholders' Equity

Current liabilities:
      Accounts payable and accrued expenses ...................    $     29,955
             Commissions payable ..............................         570,305
      Advanced billing for unpublished directories ............       2,525,354
      Income tax payable ......................................         394,000
      Deferred tax payable ....................................         116,000
                                                                   ------------
      Total current liabilities ...............................       3,635,614

Commitments and contingencies (Note 11)

Shareholders' equity:
      Preferred shares - $.01 par value; 5,000,000
      shares authorized; no shares issued .....................              --
      Common shares - $.001 par value; 25,000,000
      authorized; 2,976,190 issued and 2,907,460
      outstanding .............................................           2,976
      Additional paid-in capital ..............................       7,799,789
      Treasury stock, at cost- 68,730 shares ..................        (231,113)
      Retained earnings .......................................         956,750
                                                                   ------------
           Total shareholders'  equity ........................       8,528,402
                                                                   ------------
           Total liabilities and shareholders' equity .........    $ 12,164,016
                                                                   ============

       The accompanying notes are an integral part of this balance sheet.

                                 DAG MEDIA, INC.

                              STATEMENTS OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                        1999             1998
                                                    -----------      -----------
Net advertising revenues ......................     $ 4,365,107      $ 2,759,092

Publishing costs ..............................         438,350          377,983
                                                    -----------      -----------

    Gross profit ..............................       3,926,757        2,381,109

Operating costs and expenses:
    Selling expenses ..........................       1,661,090          946,315
    Administrative and general ................       1,656,928          765,233
                                                    -----------      -----------
    Total operating costs and expenses ........       3,318,018        1,711,548

Interest income ...............................         225,830               --
Other expense .................................          (7,504)              --
                                                    -----------      -----------
Other income, net .............................         218,326               --
                                                    -----------      -----------

Earnings from operations before provision
for income taxes and equity (loss)
earnings of affiliate .........................         827,065          669,561
Provision for income taxes ....................         391,000          329,000
Equity in (loss) earnings of affiliate ........          (2,654)          17,035
                                                    -----------      -----------
Net income available to common shareholders ...     $   433,411      $   357,596
                                                    ===========      ===========

Net income per common  share
     --Basic ..................................     $      0.19      $      0.29
                                                    ===========      ===========
     --Diluted ................................     $      0.19      $      0.29
                                                    ===========      ===========
Weighted average number of common shares
outstanding
     --Basic ..................................       2,285,639        1,250,000
                                                    ===========      ===========
     --Diluted ................................       2,286,153        1,250,000
                                                    ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.

                    STATEMENTS OF CHANGES SHARHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                      Additional
                                                   Common     Stock     Paid-in    Treasury    Stock     Retained
                                                   Shares     Amount    Capital     Shares      Cost      Earnings        Total
                                                   ------     ------    -------     ------      ----      --------        -----
Balance, December 31, 1997 ....................   1,250,000   $1,250   $      150       --   $      --    $165,743   $   167,143

Net income for the year ended December 31, 1998          --       --           --       --          --     357,596       357,596
                                                  ---------   ------   ----------   ------   ---------    --------   -----------
Balance, December 31, 1998 ....................   1,250,000    1,250          150       --          --     523,339       524,739

Acquisition of affiliate ......................     476,190      476    1,392,379       --          --          --     1,392,855

Sale of common stock in public offering, net of
offering expenses .............................   1,250,000    1,250    6,407,260       --          --          --     6,408,510

Treasury shares purchased .....................          --       --           --   68,730    (231,113)         --      (231,113)

Net income for the year ended December 31, 1999          --       --           --       --          --     433,411       433,411
                                                  ---------   ------   ----------   ------   ---------    --------   -----------
Balance, December 31, 1999 ....................   2,976,190   $2,976   $7,799,789   68,730   $(231,113)   $956,750   $ 8,528,402
                                                  =========   ======   ==========   ======   =========    ========   ===========

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.

                            STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                         1999           1998
                                                     -----------      ---------

Cash flows from operating activities: ..........
  Net income ...................................     $   433,411       $357,596
  Adjustment to reconcile net income to
  net cash provided by operating activities -
  Loss on disposal of fixed assets ........                7,504             --
   Depreciation and amortization ...............          62,253         13,094
   Equity in loss of affiliate .................           2,654        (17,035)
   Change in allowance for possible losses
   on accounts receivable ......................          98,622        208,909
     Changes in operating assets and
     liabilities - Accounts receivable .........        (911,207)      (837,513)
     Directories in progress ...................        (289,934)      (243,945)
     Deferred tax asset ........................          21,000             --
     Advances to employees .....................         (61,235)            --
     Other current and non current assets ......         (52,742)            --
     Accounts payable and accrued expenses .....         (54,155)           592
     Commissions payable .......................         570,305             --
     Advanced billing for unpublished
       directories .............................         693,013        605,998
     Income taxes payable ......................          36,000        329,000
     Deferred taxes payable ....................         (55,000)            --
                                                     -----------      ---------
              Net cash provided by operating
                activities .....................         500,489        416,696
                                                     -----------      ---------
Cash flows from investing activities:
   Investment in affiliate .....................          39,221             --
   Acquisition of business .....................          43,125             --
   Sale of fixed assets ........................          22,500        (17,905)
   Purchase of fixed assets ....................        (113,407)            --
                                                     -----------      ---------
              Net cash used in investing
                activities .....................          (8,561)       (17,905)
Cash flows from financing activities:
   Proceeds from IPO, net of expenses ..........       6,408,510             --
   Purchase of treasury shares .................        (231,113)            --
   Repayment of loans to shareholders, net .....         221,347       (221,347)
                                                     -----------      ---------
              Net cash provided by (used in)
                financing activities ...........       6,398,744       (221,347)
      Net increase in cash and cash
        equivalents ............................       6,890,672        177,444
                                                     -----------      ---------
Cash and cash equivalents, beginning of
  period .......................................         310,185        132,741
                                                     -----------      ---------
Cash and cash equivalents, end of period .......     $ 7,200,857      $ 310,185
                                                     ===========      =========
Supplemental Cash Flow Information:
    Taxes paid during the years ................     $   394,438      $   1,360
    Non-cash transactions --

Goodwill and trademark acquired in connection
  with acquisition of affiliate ................     $ 1,350,981             --

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1999 AND 1998

1. THE COMPANY

      We currently publish and distribute two yellow page directories, the Jewish Israeli Yellow Pages and the Master Guide, in print and on the world wide web. These directories cover the New York metropolitan market, which includes the five boroughs of New York City, Nassau, Suffolk, Westchester and Rockland counties and northern New Jersey. In addition, to give added value to users of and advertisers in our directories, we also operate the Jewish Referral Service, and a "portal" web site. In May 1999, New Yellow, an English-only, general interest yellow page directory was launched. By April 2000, we plan to distribute NewYellow which will compete directly with the Bell Atlantic Yellow Pages in the New York metropolitan market.

Effective September 28, 1999, the wholly-owned subsidiaries of the Company, Dapey Assaf-Dapey Zahav Ltd. (a New York corporation) and Dapey Assaf-Hamadrikh Leassakim Be New York Ltd. (a New York corporation), were merged into DAG pursuant to the laws of the State of New York.

2. Significant Accounting Policies

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

      Cash and Cash Equivalents

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

      Directories in Progress/Advanced Billings for Unpublished Directories

      Directories in progress include direct costs incurred applicable to unpublished directories. Advanced billings for unpublished directories arise from billings on advertising contracts. Upon publication, revenue and the related expense are recognized.

      Fixed Assets

      Fixed assets are recorded at cost. Depreciation is provided on a straight-line basis to distribute costs evenly over the useful economic lives of the assets involved.

      Trademarks and Goodwill

      Trademarks and Goodwill are amortized using the straight-line method over twenty-five years.

      Income Taxes

      The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilites are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rate is recognized in income in the period that includes the enactment date.

      Revenue Recognition

      Advertising revenues are recognized under the point-of-publication method, which is generally followed by publishing companies. Under this method, revenues and expenses are recognized when the related directories are published. In the case of NewYellow, a portion of the advertising fee is allocated to Internet advertising and to the graphic design of the ad, and is recognized when the ad is published in the online version of NewYellow. Similarly, costs directly related to the publication of a directory in advance of publication are recorded as "Directories in progress" on our balance sheet and are recognized when the directory to which they relate is published. All other costs are expensed as incurred.

      In December 1999, the Securities and Exchange Commission (SEC) issues Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements. SAB No. 101" expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. The Company has concluded that this SAB did not have a material impact on its financial position or its result of operations.

      Earnings Per Share

      Basic and diluted earnings per share are calculated in accordance with Financial Accounting Standard Board ("FASB") statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Under this standard, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share include the potential dilution from the exercise of stock options and warrants for common shares using the treasury stock method. For the 1999 calculation of Diluted EPS see Note 10. No incremental shares were used in the 1998 calculation of diluted earnings per common share since the stock option plan was not in effect. Accordingly, in 1998, there was no difference between basic and diluted earnings per share.

      Accounting for Long-Lived Assets

      The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS"). This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company does not believe that any such changes have taken place.

      Stock-Based Compensation

      In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement establishes a fair market value based method of accounting for an employee stock option but allows companies to continue to measure compensation cost for those plans using the intrinsic value based method prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees." Companies electing to continue using the accounting under APB Opinion No. 25 must, however, make pro forma disclosure of net income and earnings per share as if the fair value based method of accounting in SFAS No. 123 had been applied. The Company has elected to continue to account for its stock-based compensation awards to employees and directors under the accounting prescribed by APB Opinion No. 25, and to provide the necessary pro forma disclosures as if the fair value method had been applied. (Note 7).

3. FIXED ASSETS

                                                              December 31, 1999
                                                              -----------------

Office equipment ..............................................   $  46,279
Automobiles ...................................................     108,796
Leasehold improvements ........................................      17,206
                                                                  ---------
      Total fixed assets ......................................     172,281
Less:  accumulated depreciation and amortization ..............     (28,224)
                                                                  ---------
Fixed assets ..................................................   $ 144,057
                                                                  =========

Depreciation and amortization expense was approximately $62,000 and $13,000 for the years ended December 31, 1999 and 1998, respectively.

4. INCOME TAXES

      The provision for income taxes consists of the following:

                                                         For the Years Ended
                                                             December 31,
                                                       -----------------------
                                                          1999         1998
                                                          ----         ----
Current taxes:
   Federal..........................................   $ 273,000    $ 218,000
   State ...........................................     173,000      140,000
                                                       ---------    ---------
       Total current taxes .........................   $ 446,000    $ 358,000
                                                       ---------    ---------

Deferred taxes:
   Federal..........................................     (33,000)     (18,000)
   State ...........................................     (22,000)     (11,000)
                                                       ---------    ---------
        Total deferred taxes .......................     (55,000)     (29,000)
                                                       ---------    ---------
   Provision for income taxes ......................   $ 391,000    $ 329,000
                                                       =========    =========

      Deferred tax assets (liabilities) are comprised of the following:

                                                        For the Years Ended
                                                            December 31,
                                                     --------------------------
                                                         1999           1998
                                                         ----           ----

Accounts receivable ..............................   $(1,129,000)   $  (675,000)

Prepaid expenses .................................            --       (285,000)
Directories-in-progress ..........................      (418,000)            --
Other deferred tax liabilities, net ..............            --        (50,000)
                                                     -----------    -----------
   Gross deferred tax liability ..................    (1,547,000)    (1,010,000)
                                                     -----------    -----------

Advanced billings for unpublished directories ....     1,156,000        839,000

Commissions payable ..............................       275,000             --
                                                     -----------    -----------
Gross deferred tax asset .........................     1,431,000        839,000
                                                     -----------    -----------

   Net deferred tax liability ....................   $  (116,000)   $  (171,000)
                                                     ===========    ===========

The Company is on the cash method of accounting for tax purposes. The deferred tax items indicated above are primarily a result of recognizing items of income or expense under the cash method in different period from when those items are recognized for accrual basis financial purposes. The provision for income taxes on income differs from the amount computed by applying the U.S. federal income tax rate (34%) because of the effect of the following items:

                                                            For the Years Ended
                                                                December 31,
                                                           ---------------------
                                                             1999         1998
                                                             ----         ----

Tax at U.S. federal income tax rate ..................     $281,000     $228,000
State income taxes, net of U.S. federal income
    tax benefit ......................................      100,000       85,000
Other ................................................       10,000       16,000
                                                           --------     --------
      Provision for income taxes .....................     $391,000     $329,000
                                                           ========     ========

5. INITIAL PUBLIC OFFERING

      On May 13, 1999, the Company's initial public offering of common shares was declared effective and trading in the Company's common shares commenced on the Nasdaq SmallCap Market. An aggregate of 1,325,000 common shares were sold in the offering of which 1,250,000 common shares were sold by the Company and 75,000 common shares were sold by Assaf Ran. The initial public offering price for the common shares sold in the offering was $6.50 per share and the net proceeds to the Company from the sale of its common shares, after payment of underwriting discounts and commissions and other expenses related to the offering of $1,716,490, were $6,408,510. In addition, Mr. Ran repaid a loan of $221,000 out of the net proceeds he received from the sale of his common shares. Prior to the initial public offering, there was no public market for any of the Company's securities.

      In connection with the Company's initial public offering the Company issued warrants to the underwriters of the initial public offering. There were 132,500 warrants issued which are convertible into the same number of common shares at an exercise price of $7.80 per warrant. The warrants are exercisable over the four year period beginning on the first anniversary of the offering.

6. ACQUISITIONS

      In connection with the initial public offering, the Company entered into an Exchange Agreement with Dapey Assaf-Dapey Zahav, Ltd. ("DAZ"), Dapey Assaf-Hamadrikh Leassakim Israelim Be New York, Ltd. ("DAH") and the shareholders of DAZ and DAH. Pursuant to the Exchange Agreement, on May 11, 1999 the shareholders of DAZ and DAH exchanged all of their common shares in DAZ and DAH, as the case may be, for the common shares of the Company and DAZ and DAH became wholly owned subsidiaries of the Company. The exchange has been accounted for under the purchase method of accounting, resulting in a "step up" in the basis of the Company's assets to the extent of the interests of the minority shareholders. The value of the stock issued for the purchase of the minority interest is approximately $1,393,000 (assuming a 10% discount from the initial public offering price) and has been allocated among the assets of the Company based on their relative fair market values. Of this amount, approximately $42,000 has been allocated to the Company's tangible assets, $350,000 has been allocated to the Company's trademarks, trade names and other intellectual property and $1,000,000 has been allocated to goodwill. The amounts allocated to the Company's intellectual property and goodwill are being amortized on a straight-line basis over 25 years, or approximately $54,000 per year. The pro forma effect of the aforementioned transaction is immaterial to the overall presentation of the consolidated financial statements.

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

      The Company accounts for the plan under APB Opinion No. 25, under which no compensation cost has been recognized as all options granted during 1999 have been granted at the fair market value of the Company's common stock. Had compensation cost for this plan been determined in accordance with SFAS No. 123, the Company's net income and EPS would have been reduced as follows:

                                                  Year ended December 31, 1999
                                                  ----------------------------

Net income     As reported                               $ 433,411
               Pro-forma                                 $ 179,982

Basic EPS      As reported                               $    0.19
               Pro-forma                                 $    0.08

Diluted EPS    As reported                               $    0.19
               Pro-forma                                 $    0.08

      Under SFAS No. 123, the fair value of each option is estimated on the date of grant using Black-Scholes option-pricing model with the following weighted-average share assumptions used for grants in 1999: (1) expected life of the option 7 years; (2) no dividend yield; (3) expected volatility 209%; (4) risk free interest rate 6%.

      The following summarizes stock options activity for 1999:

                                                                      Weighted
                                                                      Average
                                                                      Exercise
                                                            Shares     Price
                                                            -------   --------
Outstanding at December 31, 1998 .........................       --        --
Granted ..................................................  101,824     $4.82
                                                            -------     -----
Outstanding at December 31, 1999 .........................  101,824     $4.82
                                                            -------     -----
Number of shares exercisable at December 31, 1999 ........   64,324     $5.48
                                                            -------     -----
Weighted average fair value of options granted
during period ............................................              $4.81
                                                                        -----

8. SHAREHOLDERS' EQUITY

      In August 1999, the Board of the Directors of the Company authorized a stock repurchase program. The program authorizes the Company to purchase up to 150,000 common shares of the Company within the upcoming year. To date, the Company has purchased 68,730 common shares at an aggregate cost of approximately $231,000. None of the proceeds of the Company's initial public offering have been used in connection with this stock repurchase program. The purpose of the stock repurchase program is to help the Company achieve its long-term goal of enhancing shareholder value.

10. EARNINGS PER SHARE OF COMMON STOCK

      The Company has applied SFAS No. 128, "Earnings Per Share" in its calculation and presentation of earnings per share - "basic" and "diluted". Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

      The numerator in calculating both basic and diluted earnings per common share for each year is the reported net income. The denominator is based on the following weighted average number of common shares:

                                                           1999          1998
                                                         ---------     ---------

Basic ..............................................     2,285,639     1,125,000
Incremental shares for assumed conversion of
options ............................................           514            --
                                                         ---------     ---------

Diluted ............................................     2,286,153     1,125,000
                                                         =========     =========

      The difference between basic and diluted weighted average common shares resulted from the assumption that the dilutive stock options outstanding were exercised. There were 175,824 convertible securities that options were not included in the diluted earnings per share calculation for the 1999 fiscal year as their effect would have been anti-dilutive.

11. COMMITMENTS AND CONTINGENCIES

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

      In November 1999, the Company entered into a printing contract with Quebecor Printing Directory Sales Corporation located in Pennsylvania. This contract is for the printing of the first edition of NewYellow.