Form 10QSB
period 2000-03-31
DAG MEDIA INC
filed 2000-05-12
CIK 1080340

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

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

      As of May 12, 2000, there were outstanding 2,907,460 shares of the issuer's common shares, $.001 par value.

                                 DAG MEDIA, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

                                                                     Page Number
                                                                     -----------
Item 1. Financial Statements (unaudited)

        Balance Sheet at March 31, 2000 (unaudited)................       2

        Statement of Income for the Three
        Months Ended March  31, 2000 and 1999......................       3

        Statements of Cash Flows for the
        Three Months Ended March 31, 2000 and 1999.................       4

        Notes to Financial Statements..............................       5

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations..............       7

Part II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds..................      12

Item 6. Exhibits and Reports.......................................      13

SIGNATURES.........................................................      14

                                 DAG MEDIA, INC.

                                  BALANCE SHEET

                                 MARCH 31, 2000

Assets
Current assets:

   Cash and cash equivalents                                                       $  7,317,926
   Trade accounts receivable, net of allowance for doubtful accounts of $500,000      2,622,298
   Directories in progress                                                              403,035
   Other current assets                                                                 143,394
                                                                                   ------------
         Total current assets                                                        10,486,653
                                                                                   ------------

Fixed assets, net of accumulated depreciation of $36,739                                215,814
Goodwill and trademarks, net off accumulated amortization of $47,285                  1,303,696
Other assets                                                                              9,093
                                                                                   ------------

         Total assets                                                              $ 12,015,256
                                                                                   ============

Liabilities and Shareholders' Equity

Current liabilities:
         Accounts payable and accrued expenses                                     $    618,867
         Accrued commissions and commissions payable                                    555,280
         Advanced billing for unpublished directories                                 1,015,873
         Income tax payable                                                             469,545
         Deferred tax payable                                                           405,635
                                                                                   ------------
         Total current liabilities                                                    3,065,200

Shareholders' equity:
         Preferred shares - $.01 par value; 5,000,000 shares authorized;
         no shares issued                                                                    --
         Common shares - $.001 par value; 25,000,000 authorized;
         2,976,190 issued and 2,907,460 outstanding                                       2,976
         Additional paid-in capital                                                   7,799,789
         Treasury stock, at cost - 68,730 shares                                       (231,113)
         Retained earnings                                                            1,378,404
                                                                                   ------------
                Total shareholders' equity                                            8,950,056
                                                                                   ------------
                Total liabilities and shareholders' equity                         $ 12,015,256
                                                                                   ============

       The accompanying notes are an integral part of this balance sheet.

                                 DAG MEDIA, INC.

                              STATEMENTS OF INCOME

                                                          Three Months     Three Months
                                                              Ended           Ended
                                                         March 31, 2000   March 31, 1999
                                                         --------------   --------------
                                                           (unaudited)      (unaudited)
Net advertising revenues                                     $3,070,273      $ 1,985,872
Publishing costs                                                795,633          294,799
                                                             ----------      -----------
      Gross profit                                            2,274,640        1,691,073

Operating costs and expenses:
      Selling expenses                                          887,705          574,085
      Administrative and general                                678,680          318,787
                                                             ----------      -----------
      Total operating costs and expenses                      1,566,385          892,872
                                                             ----------      -----------

Interest income                                                  79,999            2,103
                                                             ----------      -----------

Earnings from operations before provision for income taxes
and equity in loss of affiliate                                 788,254          800,304

Provision for income taxes                                      366,600          393,000

Equity in loss of affiliate                                          --           (2,654)
                                                             ----------      -----------

Net income available to common shareholders                  $  421,654      $   404,650
                                                             ==========      ===========

Net income per common share
      - Basic                                                $      .15      $       .32
                                                             ==========      ===========
      - Diluted                                              $      .14      $       .32
                                                             ==========      ===========

Weighted average number of common shares outstanding

      - Basic                                                 2,907,460        1,250,000
                                                             ==========      ===========
      - Diluted                                               2,912,621        1,250,000
                                                             ==========      ===========

    The accompanying notes are an integral part of these financial statements

                                 DAG MEDIA, INC.
                            STATEMENTS OF CASH FLOWS

                                                                   Three Months     Three Months
                                                                       Ended           Ended
                                                                  March 31, 2000   March 31, 1999
                                                                  --------------   --------------
Cash flows from operating activities:
  Net income                                                        $   421,654      $   404,650
  Adjustment to reconcile net income to net cash provided by by operating activities--
  Depreciation and amortization                                          22,025            5,591
  Bad debt expense                                                      318,652          150,000
  Equity in loss of affiliate                                                --            2,654
       Changes in operating assets and liabilities--
       Accounts receivable                                             (475,393)          (9,074)
       Directories in progress                                          510,234          308,847
       Other current and non current assets                             (29,417)          (6,805)
       Accounts payable and accrued expenses                            588,912          (64,635)
       Commissions payable                                              (15,025)              --
       Advance billing for unpublished directories                   (1,509,481)      (1,031,168)
       Income taxes payable                                             365,180          378,344
                                                                    -----------      -----------
              Net cash provided by operating activities                 197,341          138,404
                                                                    -----------      -----------

Cash flows from investing activities:
    Purchase of fixed assets                                            (80,272)              --
                                                                    -----------      -----------
              Net cash (provided by) used in investing activities       (80,272)              --

Cash flows from financing activities:
    Deferred registration costs                                              --         (244,675)
    Loans to shareholders, net                                               --          (13,683)
                                                                    -----------      -----------
              Net cash used in financing activities                          --         (258,358)
                                                                    -----------      -----------

Net increase (decrease) in cash                                         117,069         (119,954)
                                                                    -----------      -----------

Cash and cash equivalents, beginning of period                        7,200,857          310,185
                                                                    -----------      -----------

Cash and cash equivalents, end of period                            $ 7,317,926      $   190,231
                                                                    ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.

                      Item 1. NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000

1. THE COMPANY

The accompanying unaudited financial statements of DAG Media, Inc. ("DAG" or the "Company") included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements for the years ended December 31, 1999 and 1998 and the notes thereto included in the Company's 10KSB and Registration Statement on Form SB-2, respectively. Results of operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year.

2. NEW ACCOUNTING PRONOUNCEMENTS

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

3. EARNINGS PER SHARE OF COMMON STOCK

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

The numerator in calculating both basic and diluted earnings per common share for each year is the reported net income. The denominator is based on the following weighted average number of common shares:

                                                           2000           1999
--------------------------------------------------------------------------------
Basic                                                   2,907,460      1,250,000
Incremental shares for assumed conversion of options        5,161             --
--------------------------------------------------------------------------------
Diluted                                                 2,912,621      1,250,000
--------------------------------------------------------------------------------

The difference between basic and diluted weighted average common shares resulted from the assumption that the dilutive stock options outstanding were exercised. There were 65,324 convertible securities that options were not included in the diluted earnings per share calculation for the year 2000 three month period-end as their effect would have been anti-dilutive.

4. SUBSEQUENT EVENTS

On April 24, 2000, a Decision from the National Arbitration Forum was signed granting the company it's domain name "dagmedia.com" which was previously held by Cybermultimedia Inc.

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

We currently publish and distribute three yellow page directories, NewYellow, the Jewish Israeli Yellow Pages and the Master Guide, in print and on the worldwide web. The Jewish Israeli Yellow Pages and the Master Guide directories are targeted at niche markets and are primarily distributed to the Israeli and Jewish communities throughout the greater New York metropolitan area and northern New Jersey. NewYellow is a general interest, English only yellow page directory that is currently being distributed throughout Manhattan. In addition, to give added value to users and advertisers in our directories, we also operate the Referral Service and a "portal" web site, www.porty.com.

NewYellow was launched on May 12, 1999 as the Company's first general interest, English only yellow page directory. The first NewYellow publication was printed and distributed in March 2000. NewYellow competes directly with the Bell Atlantic Yellow Pages in New York City. NewYellow is available online at our web site www.porty.com.

Our principal source of revenue derives from the sale of ads for our NewYellow and Jewish Israeli Yellow Pages directories. Our NewYellow rates are significantly less than those of the Bell Atlantic Yellow Pages and must remain so in order to maintain our competitive sales advantage with our advertisers.

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

The principal operating costs incurred in connection with publishing the directories are commissions payable to sales representatives and costs for paper and printing. Generally, advertising commissions are paid as advertising revenue is collected. However, in connection with NewYellow we pay commissions to our sales representatives even before we collect the related advertising revenue. We do not have any long term agreements with paper suppliers or printers. Since ads are sold before we purchase paper and print a particular directory, a substantial increase in the cost of paper or printing costs would reduce our profitability. Administrative and general expenses include expenditures for marketing, insurance, rent, sales and local franchise taxes, licensing fees, office overhead and wages and fees paid to employees and contract workers (other than sales representatives).

Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Net advertising revenues

Net advertising revenues for three months ended March 31, 2000 were $ 3,070,000 compared to $1,986,000 for the three months ended March 31, 1999, an increase of
54.6 %. The increase was primarily attributable to increased sales resulting from the first time publication of the NewYellow directory in March 2000.

Publication costs

Publication costs for the three months ended March 31, 2000 were $796,000 compared to $295,000, for the corresponding period in 1999, an increase of 169.8 %. As a percentage of net advertising revenues, publication costs were 25.9 % in the period ending March 31, 2000 compared to 14.9 %, in the corresponding 1999 period. The increase in publication costs primarily reflects that in the three month period ending March 31, 2000, we published two directories, NewYellow and the Jewish Israeli Yellow Pages, whereas during the comparable period in 1999 we published only one directory, the Jewish Israeli Yellow Pages. Furthermore, in publishing NewYellow for the first time, we incurred start-up expenses plus some initial typesetting and graphics expenses for the new directory.

Selling expenses

Selling expenses for the three months ended March 31, 2000 were $888,000 compared to $574,000 for the corresponding period in 1999, an increase of 54.7 %. As a percentage of net advertising revenues, selling expenses remained consistent at 28.9%.

Administrative and general costs

Administrative and general expenses for the quarter ended March 31, 2000 were $679,000 compared to $319,000 for the same period in 1999, an increase of 112.9 %. This increase is primarily attributable to (1) increased bad debt expense of approximately $169,000 related to the Company's reassessment of its allowance for doubtful accounts (2) increased officer and administrative salaries of $74,000 related to the Company's expansion (3) increased consulting, investor relations and professional service costs of $57,000 related to our status as a public company and (4) increased advertising costs of $24,000.

Interest income

For the quarter ended March 31, 2000, we had interest income of $80,000 compared to interest income of $2,100 for the quarter ended March 31, 1999. This increase was attributable to the interest earned on the investment of the net proceeds from our initial public offering in May 1999.

Provision for income taxes

Provision for income taxes for the three months ended March 31, 2000 and March 31, 1999 were $ 367,000 and $393,000, respectively. In the first quarter of 2000, we used a 47 % rate to calculate taxes on the expected annual income, whereas we used a 49 % rate to calculate taxes for the comparable 1999 period.

Net income

Net income for the quarter ended March 31, 2000 was $ 422,000 compared to $405,000 for the corresponding period in 1999. This increase was primarily the result of increased revenues related to NewYellow sales. As a percentage of net advertising revenues, net income for the three month period ended March 31, 2000, decreased to 13.7% from 20.4 % in the corresponding period in 1999. This decrease is attributable to significant increases in initial publication and expansion cost as well as increased overhead costs related to the Company's new status as public corporation.

Liquidity and Capital Resources

At March 31, 2000 we had cash and cash equivalents of $ 7,318,000 and working capital of $ 7,421,000 as compared to cash and cash equivalents of $190,000 and working capital of $317,000 at March 31,1999. These increases primarily reflect the net proceeds of our initial public offering completed in May 1999.

Net cash provided by operating activities was $ 197,000 for the three months ended March 31, 2000. For the comparable 1999 period, net cash operating activities was $138,000. The increase in net cash provided by operating activities reflects increased advertising sales in the three month period ending March 31, 2000 compared to the same period in 1999.

Net cash used by investing activities was $ 80,000 for the three months ended March 31, 2000. Net cash used by investing activities in the quarter ended March 31, 2000 was primarily used for the purchase of improved accounting and data information systems. For the comparable 1999 period there was no net cash used by investing activities. Net cash used by investing activities in the three month period ended March 31, 2000 is primarily the result of losses incurred by our 50% interest in DAH.

There was no cash provided by financing activities for the three months ended March 31, 2000. For the comparable 1999 period, net cash used by financing activities was $ 258,000 and was primarily used to pay for registration costs as they related to the Company's initial public offering in May 1999.

We anticipate that our current cash balances together with our cash flows from operations will be sufficient to fund the production of our directories and the maintenance of our web site as well as increases in our marketing and promotional activities for the next 12 months. However, we expect our working capital requirements to increase significantly over the next 12 months as we continue to market our directories and expand our on-line services, in particular for NewYellow.

Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are typically identified by the words "believe", "expect", "intend", "estimate" and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial conditions and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as "Cautionary Statements"), including but not limited to the following: (i) our limited operating history, (ii) potential fluctuations in our quarterly operating results, (iii) challenges facing us relating to our rapid growth and (iv) our dependence on a limited number of suppliers. The accompanying information contained in this report, including the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies important factors that could cause such differences. These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

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

                                         DAG Media, Inc. (Registrant)


Date: May 12, 2000                       By /s/ Assaf Ran
                                         ---------------------------------------
                                            Assaf Ran, President

Date: May 12, 2000                       By: /s/ Orna Kirsh
                                         ---------------------------------------
                                             Orna Kirsh, Chief Financial and
                                             Accounting Officer