Form 10-Q
period 2000-06-30
DAG MEDIA INC
filed 2000-08-04
CIK 1080340

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

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

      As of August 4, 2000, there were outstanding 2,907,460 shares of the issuer's common shares, $.001 par value.

                                 DAG MEDIA, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

                                                                     Page Number
                                                                     -----------

Item 1.   Financial Statements (unaudited)

          Balance Sheet at June 30, 2000 (unaudited)..............        2

          Statement of Operations for the Three and Six
          Month Periods Ended June 30, 2000 and 1999..............        3

          Statements of Cash Flows for the Six
          Month Periods Ended June 30, 2000 and 1999..............        4

          Notes to Financial Statements...........................        5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations...........        7

Part II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds...............       11

Item 6.   Exhibits and Reports....................................       12

SIGNATURES .......................................................       13

                                 DAG MEDIA, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2000
                                   (unaudited)

Assets
Current assets:

   Cash and cash equivalents                                          $  7,055,694

   Trade accounts receivable, net of allowance for doubtful
   accounts of $447,750                                                  2,660,014

   Directories in progress                                                 744,765

   Other current assets                                                    261,850
                                                                      ------------

      Total current assets                                              10,722,323
                                                                      ------------

Fixed assets, net of accumulated depreciation of $46,578                   228,515

Goodwill and trademarks, net of accumulated amortization of $60,795      1,290,186

Other assets                                                                12,501
                                                                      ------------

      Total assets                                                    $ 12,253,525
                                                                      ============

Liabilities and Shareholders' Equity

Current liabilities:
      Accounts payable and accrued expenses                           $     53,506

      Accrued commissions and commissions payable                          598,234

      Advanced billing for unpublished directories                       1,998,265

      Income tax payable                                                   424,819

      Deferred tax payable                                                 352,710
                                                                      ------------

      Total current liabilities                                          3,427,534
                                                                      ------------

Shareholders' equity:
      Preferred shares - $.01 par value; 5,000,000 shares
      authorized; no shares issued                                              --
      Common shares - $.001 par value; 25,000,000 authorized;
      2,976,190 issued and 2,907,460 outstanding                             2,976
      Additional paid-in capital                                         7,799,789
      Treasury stock, at cost-68,730 shares                               (231,113)
      Retained earnings                                                  1,254,339
                                                                      ------------
      Total shareholders' equity                                         8,825,991
                                                                      ------------
      Total liabilities and shareholders' equity                      $ 12,253,525
                                                                      ============

       The accompanying notes are an integral part of this balance sheet.

                                 DAG MEDIA, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                     Three Months Ended June 30,  Six Months Ended June 30,
                                                        2000           1999          2000          1999
                                                        ----           ----          ----          ----
Net advertising revenues                             $   413,172    $   282,909   $ 3,483,445   $ 2,268,781
Publishing costs                                          57,179         35,970       852,812       330,769
                                                     -----------    -----------   -----------   -----------
   Gross profit                                          355,993        246,939     2,630,633     1,938,012

Operating costs and expenses:
 Selling expenses                                        118,380         45,697     1,006,085       619,782
 Administrative and general                              564,016        183,212     1,242,696       501,999
                                                     -----------    -----------   -----------   -----------
   Total operating costs and expenses                    682,396        228,909     2,248,781     1,121,781

Interest income                                          106,263         40,959       186,262        43,062

(Loss) earnings from operations before provision
(benefits) for income taxes and equity in loss of
affiliate                                               (220,140)        58,989       568,114       859,293

Provision (benefit) for income taxes                     (96,075)        12,913       270,525       405,913

Equity in loss of affiliate                                   --             --            --        (2,654)
                                                     -----------    -----------   -----------   -----------

Net (loss) income available to common shareholders   $  (124,065)   $    46,076   $   297,589   $   450,726
                                                     ===========    ===========   ===========   ===========

Net (loss) income per common share
 --Basic                                             $      (.04)   $       .02   $       .10   $       .28
                                                     ===========    ===========   ===========   ===========
 --Diluted                                           $      (.04)   $       .02   $       .10   $       .28
                                                     ===========    ===========   ===========   ===========

Weighted average number of common shares
outstanding
 --Basic                                               2,907,460      2,101,452     2,907,460     1,615,923
                                                     ===========    ===========   ===========   ===========
 --Diluted                                             2,907,460      2,101,452     2,908,133     1,615,923
                                                     ===========    ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                    Six Months           Six Months
                                                                       Ended               Ended
                                                                   June 30, 2000       June 30, 1999
                                                                   -------------       -------------
Cash flows from operating activities:
  Net income                                                        $   297,589         $   450,726
  Adjustment to reconcile net income to net cash provided by by operating activities--
  Depreciation and amortization                                          45,374              17,580
  Bad debt expense                                                      526,933             (68,903)
  Equity in loss of affiliate                                                --               2,654
    Changes in operating assets and liabilities--
    Accounts receivable                                                (721,390)            (68,523)
    Directories in progress                                             168,504             (38,134)
    Deferred tax asset                                                                       21,000
    Advances to employees                                               (90,841)                 --
    Other current and noncurrent assets                                 (60,440)            (64,657)
    Dividend receivable                                                      --             (14,050)
    Accounts payable and accrued expenses                                23,551             (54,097)
    Commissions payable                                                  27,929                  --
    Advance billing for unpublished directories                        (527,089)            (94,921)
    Income taxes payable                                                267,529              56,906
                                                                    -----------         -----------
      Net cash (used) provided by operating activities                  (42,351)            145,581
                                                                    -----------         -----------

Cash flows from investing activities:
  Investments in affiliates                                                  --              39,221
  Acquisition of business                                                    --              41,875
  Net purchase (sale) of fixed assets                                  (102,812)                179
                                                                    -----------         -----------
      Net cash (used) provided by investing activities                 (102,812)             81,275

Cash flows from financing activities:
      Proceeds from IPO, net of expenses                                     --           6,431,790
      Repayment of loans to shareholders, net                                --             205,223
                                                                    -----------         -----------
      Net cash provided by financing activities                              --           6,637,013
                                                                    -----------         -----------

Net (decrease) increase in cash                                        (145,163)          6,863,869
                                                                    -----------         -----------

Cash and cash equivalents, beginning of period                        7,200,857             310,185
                                                                    -----------         -----------

Cash and cash equivalents, end of period                            $ 7,055,694         $ 7,174,054
                                                                    ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.

                      Item 1. NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000

1. THE COMPANY

The accompanying unaudited financial statements of DAG Media, Inc. ("DAG" or the "Company") included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements for the years ended December 31, 1999 and the notes thereto included in the Company's 10KSB and Registration Statement on Form SB-2, respectively. Results of operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year.

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

The numerator in calculating both basic and diluted earnings per common share for each period is the reported net income. The denominator is based on the following weighted average number of common shares:

                                                       Six Months Ended June 30,
                                                          2000           1999
--------------------------------------------------------------------------------
Basic                                                  2,907,460       1,615,923
Incremental shares for assumed conversion of options         673              --
--------------------------------------------------------------------------------
Diluted                                                2,908,133       1,615,923
--------------------------------------------------------------------------------

The difference between basic and diluted weighted average common shares resulted from the assumption that the dilutive stock options outstanding were exercised. There were 74,384 and 86,884 convertible securities that options were not included in the diluted earnings per share calculation for the year 2000 three months period-ended and six months period-ended, respectively, as their effect would have been anti-dilutive.

4. SUBSEQUENT EVENTS

At the Company's annual shareholder meeting held on July 18, 2000, an amendment to the Company's Stock Option Plan to increase by 145,000 options the maximum number of options issuable there under was proposed and passed.

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

NewYellow was launched on May 12, 1999 as the Company's first general interest, English only yellow page directory. The first NewYellow publication was printed and distributed in March 2000. NewYellow competes directly with the Bell Atlantic Yellow Pages in New York City. NewYellow is available online at our web site www.newyellow.com.

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

Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Net advertising revenues

Net advertising revenues for three months ended June 30, 2000 were $413,000 compared to $283,000 for the three months ended June 30, 1999, an increase of 45.9%. The increase was primarily attributable to increased sales resulting from entire quarter's Internet sales relating to the NewYellow.com for the first time in the second quarter of 2000 as well as increased sales for The Jewish Master Guide directory.

Publication costs

Publication costs for the three months ended June 30, 2000 were $57,000 compared to $36,000, for the corresponding period in 1999, an increase of 58.3 %. As a percentage of net advertising revenues, publication costs were 13.8% in the period ending June 30, 2000 compared to 12.7%, in the corresponding 1999 period. The increase in publication costs primarily reflects that in the three month period ending June 30, 2000, we published a larger directory as well as there was an increase in the market price of paper.

Selling expenses

Selling expenses for the three months ended June 30, 2000 were $118,000 compared to $46,000 for the corresponding period in 1999, an increase of 156.5%. As a percentage of net advertising revenues, selling expenses increased to 28.6% in the period ending June 30, 2000 from 16.3% in the corresponding 1999 period. This increase is primarily a result of increased New Yellow Internet related sales for which higher commission rates are being paid.

Administrative and general costs

Administrative and general expenses for the quarter ended June 30, 2000 were $564,000 compared to $183,000 for the same period in 1999, an increase of 208.2%. This increase is primarily attributable to (1) increased bad debt expense related to the Company's reassessment of its allowance for doubtful accounts (2) increased officer and administrative salaries related to the Company's expansion (3) increased consulting, investor relations and professional service costs of related to our status as a public company and (4) increased advertising costs for the promotion of New Yellow.

Interest income

For the quarter ended June 30, 2000, we had interest income of $106,000 compared to interest income of $41,000 for the quarter ended June 30, 1999. This increase was attributable to the interest earned, for the complete second quarter of 2000, on the investment of the net proceeds from our initial public offering in May 1999 whereas in the 1999 period interest was earned on the net IPO proceeds for only a partial quarter.

Provision (benefit) for income taxes

Provision (refund) for income taxes for the three months ended June 30, 2000 and June 30, 1999 were $(96,000) and $13,000, respectively. In the second quarter of 2000, we used a 46% rate to calculate taxes on the expected annual income thereby yielding an expected tax benefit.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Net advertising revenues

Net advertising revenues for the six months ended June 30, 2000 was $3,483,000 compared to $2,269,000 for the six months ended June 30, 1999, an increase of 53.5%. The increase was primarily attributable to increased advertising revenue with respect to the publication of (1) the February 1999 issue of the The Jewish Israeli Yellow Pages, (2) the third edition of the Master Guide directory in June 2000 and (3) the first edition of the New Yellow Manhattan directory . Also, in the prior comparable period, we did not have any Internet advertising sales for the full period.

Publication costs

Publication costs for the six months ended June 30, 2000 were $853,000 compared to $331,000, for the corresponding period in 1999, an increase of 157.7%. However, as a percentage of net advertising revenues, publication costs were 24.5% in the 2000 period compared to 14.6%, in the 1999 period. The increase in publication costs reflects the fact that we published three directories in the first half of 2000 compared to two directories in the first half of 1999. The increase of publication costs as a percentage of net advertising revenues reflect the costs related to additional directories as well as a general increase in the current year for the cost of paper thereby affecting the printing costs of the directories

Selling expenses

Selling expenses for the six months ended June 30, 2000 were $1,006,000 compared to $620,000 for the corresponding period in 1999, an increase of 62.3%. As a percentage of net advertising revenues, selling expenses increased to 28.9% from 27.3%. The increase in selling expenses was attributable to the increases in net advertising revenues as well as an increase in the commission rates and bonus payments made, particularly associated with New Yellow sales.

Administrative and general costs

Administrative and general costs for the six months ended June 30, 2000 were $1,243,000 compared to $502,000 for the same period in 1999, an increase of 147.6%. The increase was primarily attributable to (1) an increase in the expense for uncollectible receivables (2) increased officer and administrative salaries related to the company's expansion (3) increased consulting, investor relations and professional service costs related to our status as a public company and (4) increased advertising costs for the promotion of New Yellow.

Interest income, net

For the six months ended June 30, 2000 we had net interest income of $186,000 compared to net interest income of $43,000 for the six months ended June 30, 1999. This increase was attributable to the investment of the net proceeds of our initial public offering for the full six month period ending June 30, 2000.

Provision for income taxes

Provision for income taxes for the six months ended June 30, 2000 and June 30, 1999 were $271,000 and $406,000, respectively. The decrease in the provision for income taxes was directly attributable to the decrease in operating income.

Liquidity and Capital Resources

At June 30, 2000 we had cash and cash equivalents of $7,056,000 and working capital of $7,295,000 as compared to cash and cash equivalents of $7,174,000 and working capital of $7,367,000 at June 30, 1999. These decreases primarily reflect the use of proceeds for the Company's expansion.

Net cash used by operating activities was $42,000 for the six months ended June 30, 2000. For the comparable 1999 period, net cash provided by operating activities was $146,000. The decrease in net cash provided by operating activities reflects increased costs related to the expansion of the company and the first time publication of the New Yellow Manhattan directory in the six month period ending June 30, 2000 compared to the same period in 1999.

Net cash used by investing activities was $ 103,000 for the three months ended June 30, 2000. Net cash used by investing activities in the quarter ended June 30, 2000 was primarily used for the purchase of improved accounting and data information systems. For the comparable 1999 period net cash provided by investing activities was $81,000.

There was no cash used for financing activities for the six months ended June 30, 2000. For the comparable 1999 period, net cash provided by financing activities was $6,637,000 consisting primarily of the net proceeds of our initial public offering in May 1999 and the proceeds from the repayment of Mr. Ran's loans.

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

      (iii) Common shares issuable upon exercise of representatives' warrants - 132,500 common shares registered.

(f)   Gross proceeds to issuer: $8,125,000.

(g)   Expenses incurred in connection with issuance of securities:

      Underwriting discounts and commissions                         $   731,250
      Expenses paid to the underwriters                              $   252,455
      Other expenses                                                 $   717,532
                                                                     -----------
                                                                     $ 1,701,237

(h)   Net proceeds: $6,423,763.

(i)   Amount of net offering proceeds used for the purposes listed below:

            Temporary investments with maturities of
             three months or less:                                   $5,585,089
                                                                     ==========
            New Yellow printing and distribution cost                $  569,674
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

                                       DAG Media, Inc. (Registrant)


Date: August 4, 2000                   By /s/ Assaf Ran
                                       -----------------------------------------
                                          Assaf Ran, President


Date: August 4, 2000                   By: /s/ Orna Kirsh
                                       -----------------------------------------
                                           Orna Kirsh, Chief Financial Officer