Form 10QSB
period 2000-09-30
DAG MEDIA INC
filed 2000-11-13
CIK 1080340

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

                For the Quarterly Period Ended September 30, 2000

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

      As of November 13, 2000, there were outstanding 2,907,460 shares of the issuer's common shares, $.001 par value.

                                 DAG MEDIA, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

                                                                     Page Number
                                                                     -----------

Item 1. Financial Statements (unaudited)

        Balance Sheet at September 30, 2000 (unaudited).................   2

        Statement of Operations for the Three and Nine
        Month Periods Ended September 30, 2000 and 1999.................   3

        Statements of Cash Flows for the Nine
        Month Periods Ended September 30, 2000 and 1999.................   4

        Notes to Financial Statements...................................   5

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations...................   7

Part II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.......................  11

Item 6. Exhibits and Reports............................................  14

SIGNATURES..............................................................  14

                                 DAG MEDIA, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2000
                                   (unaudited)

Assets
Current assets:

  Cash and cash equivalents                                                          $  6,110,730
  Trade accounts receivable, net of allowance for doubtful accounts of $460,000         2,507,521
  Directories in progress                                                                 657,966
  Other current assets                                                                     78,452
                                                                                     ------------
      Total current assets                                                              9,354,669
                                                                                     ------------

Restricted cash                                                                         1,000,000
Fixed assets, net of accumulated depreciation of $56,865                                  222,658
Goodwill and trademarks, net of accumulated amortization of $74,305                     1,276,676
Other assets                                                                              103,005
                                                                                     ------------

      Total assets                                                                   $ 11,957,008
                                                                                     ============

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses                                                $     59,764
Accrued commissions and commissions payable                                               541,683
Advanced billing for unpublished directories                                            1,486,201
Income tax payable                                                                        403,859
Deferred tax payable                                                                      497,080
                                                                                     ------------
       Total current liabilities                                                        2,988,587
                                                                                     ------------

Shareholders' equity:
Preferred shares - $.01 par value; 5,000,000 shares
authorized; no shares issued                                                                   --
Common shares - $.001 par value; 25,000,000 authorized;
2,976,190 issued and 2,907,460 outstanding                                                  2,976
Additional paid-in capital                                                              7,799,789
Treasury stock, at cost- 68,730 shares                                                   (231,113)
Retained earnings                                                                       1,396,769
                                                                                     ------------
       Total shareholders'  equity                                                      8,968,421
                                                                                     ------------
       Total liabilities and shareholders' equity                                    $ 11,957,008
                                                                                     ============

       The accompanying notes are an integral part of this balance sheet.

                                   DAG MEDIA, INC.
                              STATEMENTS OF OPERATIONS
                                     (unaudited)

                                              Three Months Ended               Nine Months Ended
                                                 September 30,                   September 30,
                                              2000            1999            2000            1999
                                           -----------     -----------     -----------     -----------
Net advertising revenues                   $ 1,812,034     $ 1,593,800     $ 5,295,479     $ 3,862,581

Publishing costs                               187,697          68,074       1,040,509         398,843
                                           -----------     -----------     -----------     -----------
  Gross profit                               1,624,337     $ 1,525,726       4,254,970       3,463,738

Operating costs and expenses:
 Selling expenses                              773,052         949,037       1,779,137       1,568,819
 Administrative and general                    686,459         408,988       1,929,155         910,987
                                           -----------     -----------     -----------     -----------
  Total operating costs and expenses         1,459,512       1,358,025       3,708,293       2,479,806

Interest income                                111,252          86,838         297,514         129,899

Earnings from operations before
provision for income taxes and equity
in loss of affiliate                           276,078         254,539         844,192       1,113,831

Provision for income taxes                     133,648         108,677         404,173         514,590

Equity in loss of affiliate                         --              --              --          (2,654)
                                           -----------     -----------     -----------     -----------

Net income available to common
shareholders                               $   142,430     $   145,862     $   440,019     $   596,587
                                           ===========     ===========     ===========     ===========

Net income per common share
 --Basic                                   $      0.05     $      0.05     $      0.15     $      0.29
                                           ===========     ===========     ===========     ===========
 --Diluted                                 $      0.05     $      0.05     $      0.15     $      0.29
                                           ===========     ===========     ===========     ===========

Weighted average number of common
shares outstanding
 --Basic                                     2,907,460       2,964,785       2,907,460       2,070,485
                                           ===========     ===========     ===========     ===========
 --Diluted                                   2,907,460       2,965,104       2,910,201       2,070,502
                                           ===========     ===========     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                   Nine Months Ended    Nine Months Ended
                                                                      September 30,        September 30,
                                                                           2000                1999
                                                                       -----------          -----------
Cash flows from operating activities:
  Net income                                                           $   440,019          $   596,587
  Adjustment to reconcile net income to net cash provided by by operating activities--
  Depreciation and amortization                                             69,172               35,727
  Bad debt expense                                                         762,457              174,754
       Changes in operating assets and liabilities--

       Accounts receivable                                                (804,422)            (529,595)
       Directories in progress                                             255,303              230,107
       Deferred tax asset                                                       --               21,000
       Advances to employees                                               (27,553)                  --
       Other current and noncurrent assets                                 (30,833)             (54,689)
       Dividend receivable                                                      --              (14,050)
       Accounts payable and accrued expenses                                29,809               31,627
       Commissions payable                                                 (28,622)             314,154
       Advance billing for unpublished directories                      (1,039,153)            (692,915)
       Income taxes payable                                                390,939              166,311
                                                                       -----------          -----------
              Net cash provided by operating activities                     17,116              279,018
                                                                       -----------          -----------

Cash flows from investing activities:
  Cash restricted                                                       (1,000,000)                  --
  Investments in affiliates                                                     --               41,875
  Acquisition of business                                                       --               43,125
  Net purchase of fixed assets                                            (107,243)              (2,507)
                                                                       -----------          -----------
              Net cash (used in) provided by investing activities       (1,107,243)              82,493
                                                                       -----------          -----------

Cash flows from financing activities:
  Proceeds from IPO, net of expenses                                            --            6,423,287
  Purchase of treasury shares                                                   --             (147,381)
  Repayment of loans to shareholders, net                                       --              221,347
                                                                       -----------          -----------
             Net cash provided by financing activities                          --            6,497,253
                                                                       -----------          -----------

Net (decrease) increase in cash                                         (1,090,127)           6,858,764
                                                                       -----------          -----------

Cash and cash equivalents, beginning of period                           7,200,857              310,185
                                                                       -----------          -----------

Cash and cash equivalents, end of period                               $ 6,110,730          $ 7,168,949
                                                                       ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.

                      Item 1. NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

1. THE COMPANY

The accompanying unaudited financial statements of DAG Media, Inc. ("DAG" or the "Company") included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999 and the notes thereto included in the Company's 10KSB. Results of operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year.

2. NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission (SEC) issues Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements. SAB No. 101" expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. SAB 101 is required to be applied in the fourth quarter of this year, effective from January 1, 2000. The cumulative effect of this change with respect to 1999 would be a decrease of $502,000 ($.22 per share). Had the Company applied this policy during fiscal 2000, net income for the nine months ended September 30, 2000 would have increased by $46,000 ($.02 per share).

3. RESTRICTED CASH

On September 21, 2000 the Company pledged $1,000,000 as security for a promissory note signed by its Chief Executive Officer and its restriction expires in conjunction with the settlement of its officers' promissory note, which is due on demand.

4. EARNINGS PER SHARE OF COMMON STOCK

The Company has applied SFAS No. 128, "Earnings Per Share" in its calculation and presentation of earnings per share - "basic" and "diluted". Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted average number of common shares (the denominator) outstanding for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

The numerator in calculating both basic and diluted earnings per common share for each period is the reported net income. The denominator is based on the following weighted average number of common shares:

                                                       Nine Months Ended September 30,
                                                            2000           1999
                                                          ---------      ---------
Basic                                                     2,907,460      2,070,485
Incremental shares for assumed conversion of options          2,741             17
                                                          ---------      ---------
Diluted                                                   2,910,201      2,070,502
                                                          ---------      ---------

The difference between basic and diluted weighted average common shares resulted from the assumption that the dilutive stock options outstanding were exercised. There were 155,884 and 104,884 convertible securities that were not included in the diluted earnings per share calculation for the three and nine month periods ended September 30,2000.

5. STOCK OPTION PLAN

At the Company's annual shareholder meeting held on July 18, 2000, an amendment to the Company's Stock Option Plan to increase by 145,000 options the maximum number of options issuable there under was proposed and passed.

6. RECLASSIFICATIONS

Certain items in the prior periods' financial statements have been reclassified to conform to the nine months ended September 30, 2000 presentation.

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

We currently publish and distribute yellow page directories in print and on the worldwide web. Our directories are target niche markets as well as challenge the dominance of Verizon directories in the mainstream yellow page industry in the New York metropolitan area. We sell yellow page advertisements as part of an overall media package that includes print advertising, on-line advertising and other added value services such as our referral service and consumer discount club.

We operate three internet portals, a mainstream general portal NewYellow.com, targeting the general population, JewishYellow.com, targeting worldwide Jewish communities and JewishMasterguide.com, targeting the ultra-orthodox Hasidic communities. Our principal source of revenue derives from the sale of ads in our print and on-line directories.

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

Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Net advertising revenues

Net advertising revenues for three months ended September 30, 2000 were $ 1,812,000 compared to $1,594,000 for the three months ended September 30, 1999, an increase of 13.7 %. The increase was primarily attributable to increased sales resulting primarily from Internet sales relating to the NewYellow.com.

Publication costs

Publication costs for the three months ended September 30, 2000 were $188,000 compared to $68,000, for the corresponding period in 1999, an increase of 176.5 %. As a percentage of net advertising revenues, publication costs were 10.4 % in the period ending September 30, 2000 compared to 4.3 %, in the corresponding 1999 period. The increase in publication costs primarily reflects that in the three month period ending September 30, 2000, we published a larger directory and distribution costs for our print directories increased. Also, there was an increase in the graphic department costs as they relate to the on-line publication of NewYellow.com, which is growing rapidly.

Selling expenses

Selling expenses for the three months ended September 30, 2000 were $773,000 compared to $949,000 for the corresponding period in 1999, a decrease of 18.5 %. As a percentage of net advertising revenues, selling expenses decreased to 42.7 % in the period ending September 30, 2000 from 59.5 % in the corresponding 1999 period. This decrease primarily results from the sales breakout between DAG direct sales representatives versus agency sales representatives whom receive higher commission rates.

Administrative and general costs

Administrative and general expenses for the quarter ended September 30, 2000 were $686,000 compared to $409,000 for the same period in 1999, an increase of
67.7 %. This increase is primarily attributable to (1) increased bad debt (2) increased officer and administrative salaries related to the Company's expansion
(3) increased consulting, investor relations and professional service costs and
(4) increased advertising costs for the promotion of New Yellow and the Company itself.

Interest income

For the quarter ended September 30, 2000, we had interest income of $111,000 compared to interest income of $87,000 for the quarter ended September 30, 1999. This increase was primarily attributable to increased interest rates resulting in increased interest income in the third quarter of 2000.

Provision for income taxes

Provision for income taxes for the three months ended September 30, 2000 and September 30, 1999 was $134,000 and $109,000 respectively. In the third quarter of 2000, we used a 46 % rate to calculate taxes.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Net advertising revenues

Net advertising revenues for the nine months ended September 30, 2000 was $ 5,295,000 compared to $3,863,000 for the nine months ended September 30, 1999, an increase of 37.1 %. The increase was primarily attributable to increased advertising revenue with respect to the publication of (1) the year 2000 issues of the The Jewish Israeli Yellow Pages, (2) the third edition of the Master Guide directory in September 2000 and (3) the first printed edition of the New Yellow Manhattan directory as well as its internet version on-line. Also, in the prior comparable period, we did not have Internet advertising sales for the full period.

Publication costs

Publication costs for the nine months ended September 30, 2000 were $1,041,000 compared to $399,000 for the corresponding period in 1999, an increase of 160.9 %. However, as a percentage of net advertising revenues, publication costs were
19.7 % in the 2000 period compared to 10.3 %, in the 1999 period. The increase in publication costs reflects the fact that we published four directories in the nine month period ended of 2000 compared to three directories in the nine month period ended 1999. The increase of publication costs as a percentage of net advertising revenues reflect the costs related to additional directories, both in print and on-line as well as a general increase in the current year for the cost of paper thereby affecting the printing costs of the directories.

Selling expenses

Selling expenses for the nine months ended September 30, 2000 were $1,779,000 compared to $1,569,000 for the corresponding period in 1999, an increase of 13.4 %. As a percentage of net advertising revenues, selling expenses decreased to
33.6 % from 40.6 %. The increase in selling expenses was attributable to the increases in net advertising revenues as well as an increase in the commission rates and bonus payments made, particularly associated with New Yellow sales. The decrease in selling expenses as a percentage of revenues is related to the combined effect of which directory is published in the given period and thereby its revenues recognized, as well as which office is generating the sale thereby giving effect to a different selling commission rate structure.

Administrative and general costs

Administrative and general costs for the nine months ended September 30, 2000 were $1,929,000 compared to $911,000 for the same period in 1999, an increase of
111.7 %. The increase was primarily attributable to (1) an increase in the expense for uncollectible receivables (2) increased officer and administrative salaries related to the company's expansion (3) increased consulting, investor relations and professional service costs related to our status as a public company and (4) increased advertising costs for the promotion of New Yellow.

Interest income, net

For the nine months ended September 30, 2000 we had net interest income of $ 298,000 compared to net interest income of $130,000 for the nine months ended September 30, 1999. This increase was attributable to the investment of the net proceeds of our initial public offering for the full nine month period ending September 30, 2000 as well as an overall increase in interest rates during fiscal year 2000.

Provision for income taxes

Provision for income taxes for the nine months ended September 30, 2000 and September 30, 1999 were $404,000 and $515,000 respectively. The decrease in the provision for income taxes was directly attributable to the decrease in operating income.

Liquidity and Capital Resources

At September 30, 2000 we had cash and cash equivalents of $6,111,000 and working capital of $6,366,000 as compared to cash and cash equivalents of $ 7,169,000 and working capital of $7,374,000 at September 30, 1999. This decrease primarily reflects the use of proceeds for the Company's decision to place $1,000,000 in restricted cash as explained note 2 to the Company's financial statements.

Net cash provided by operating activities was $17,000 for the nine months ended September 30, 2000. For the comparable 1999 period, net cash provided by operating activities was $279,000. The decrease in net cash provided by operating activities reflects increased costs related to the expansion of the company and the first time publication of the New Yellow Manhattan directory in the nine month period ending September 30, 2000 compared to the same period in 1999.

Net cash used by investing activities was $1,107,000 for the nine months ended September 30, 2000. Net cash used by investing activities in the nine months ended September 30, 2000 was primarily used for providing security for a promissory note signed by the CEO as explained in note 2 to the Company's financial statements. For the comparable 1999 period net cash provided by investing activities was $82,000.

There were no financing activities during the nine months ended September 30, 2000. For the comparable 1999 period, net cash provided by financing activities was $6,497,000 consisting primarily of the net proceeds of our initial public offering in May 1999 and the proceeds from the repayment of Mr. Ran's loans.

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
                                                   ----------
                                                   $1,701,237

(h)   Net proceeds: $6,423,763.

(i)   Amount of net offering proceeds used for the purposes listed below:

            Temporary investments with maturities of
              three months or less:                        $5,686,536
                                                           ==========
            New Yellow printing and distribution cost      $  735,227
                                                           ==========

Item 4. Submission of Matters to a Vote of Security Holders

      A.    The Annual Meeting of Stockholders was held on Tuesday, July 18,
            2000.

      B. The names of the directors elected at the meeting: Assaf Ran, Michael J. Jackson, Orna Kirsh, Phillip Michals, Eran Goldschmid, Stephen A. Zelnick and Gury Barlev. There are no directors whose term of office has continued.

      C. At the Annual Meeting the following matters were approved by the vote indicated:

      1.    Election of seven directors:

                               FOR       AGAINST    ABSTAINED    BROKER NONVOTES
      Assaf Ran             1,193,407    1,950
      Michael J. Jackson    1,193,307    2,050
      Orna Kirsh            1,193,407    1,950
      Phillip Michals       1,193,407    1,950
      Eran Goldschmid       1,193,407    1,950
      Stephen A. Zelnick    1,193,407    1,950
      Gury Barlev           1,193,407    1,950

      2.    Approval of an amendment to the Company's Stock Option Plan:

            FOR            AGAINST     ABSTAINED      BROKER NONVOTES
            2,741,211      13,350      2,700

      3. Confirmation of the Appointment of Arthur Andersen LLP as Auditors for the Fiscal Year Ending December 31, 2000.

            FOR            AGAINST     ABSTAINED      BROKER NONVOTES
            2,753,161      2,000       2,100

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibit 27- Financial Data Schedule

      (b)   Reports on Form 8-K - none

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DAG Media, Inc. (Registrant)


Date: November 13, 2000                            By /s/ Assaf Ran
                                        ----------------------------------------
                                                 Assaf Ran, President


Date: November 13, 2000                           By: /s/ Orna Kirsh
                                        ----------------------------------------
                                          Orna Kirsh, Chief Financial Officer