Form 10KSB
period 2000-12-31
DAG MEDIA INC
filed 2001-03-30
CIK 1080340

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)

|X| Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

      For the Fiscal Year ended December 31, 2000

|_| Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

      For the transition period from _______________ to _______________

      Commission File Number 000-25991             _____________

                                DAG Media, Inc.
                                ---------------
                 (Name of Small Business Issuer in its Charter)

                New York                               11-3474831
                --------                               ----------
      (State or other jurisdiction                  (I.R.S. Employer
    of incorporation or organization               Identification No.)

                   125-10 Queens Blvd. Kew Gardens, NY 11415
                   -----------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                    Issuer's telephone number (718) 535-2717

Securities registered under Section 12(b) of the Exchange Act:

          Title of Each Class                     Name of Each Exchange
          -------------------                      on Which Registered
                                      None         -------------------

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      For the year ended December 31, 2000, the revenues of the registrant were $6,237,000.

      The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based on the closing price on the Nasdaq SmallCap Market on March 27, 2001 was approximately $1.58.

      As of March 27, 2001, the registrant has a total of 2,907,460 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                 DAG MEDIA, INC.

                            Form 10-KSB Annual Report
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
  PART I
   Item 1.   Description of Business......................................     4
   Item 2.   Description of Property......................................    10
   Item 3.   Legal Proceedings............................................    10
   Item 4.   Submission of Matters to a Vote of Security Holders..........    10

  PART II
   Item 5.   Market for Common Equity and Related Stockholder Matters.....    10
   Item 6.   Management's Discussion and Analysis or Plan of Operations       11
   Item 7.   Financial Statements.........................................    15
   Item 8.   Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure.....................................    15

  PART III
   Item 9.   Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the Exchange Act       15
   Item 10.  Executive Compensation.......................................    17
   Item 11.  Security Ownership of Certain Beneficial Owners
             and Management...............................................    18
   Item 12.  Certain Relationships and Related Transactions...............    18
   Item 13.  Exhibits, List and Reports on Form 8-K.......................    19

                           FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are typically identified by the words "believe", "expect", "intend", "estimate" and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial conditions and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as "Cautionary Statements"), including but not limited to the following: (i) our limited operating history, (ii) potential fluctuations in our quarterly operating results, (iii) challenges facing us relating to our growth and (iv) our dependence on a limited number of suppliers. The accompanying information contained in this report, including the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies important factors that could cause such differences. These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

                                     PART I

Item  1.  Description of Business

We currently publish and distribute yellow page directories in print and on the worldwide web, both in the mainstream yellow page industry as well as in targeted niche markets in the New York metropolitan area. We sell yellow page advertisements as part of an overall media package that includes print advertising, on-line advertising and other added value services such as our referral service and consumer discount club.

We operate three internet portals, a mainstream general portal NewYellow.com, targeting the general population, JewishYellow.com targeting worldwide Jewish communities and JewishMasterguide.com, targeting the ultra-orthodox Hasidic communities. Our principal source of revenue derives from the sale of ads in our print and on-line directories.

Industry background*

      In 2000, yellow page advertising revenues in the United States were estimated by the Yellow Pages Publishers Association ("YPPA") to be $13 billion. The eight largest publishers of yellow page directories in the United States including the five regional bell operating companies, GTE, SNET and Sprint account for the overwhelming majority of yellow page advertising revenues. Verizon and SBC Directory Operations, a division of SBC Corporation, one of the regional bell operating companies, are the two largest publishers of yellow page directories in the United States, each having annual yellow page advertising revenue in excess of $2 billion.

      There are many independent publishers of yellow page directories in the United States. In 2000, the yellow page advertising revenues of United States publishers of yellow page directories not affiliated with local telephone companies were estimated by the YPPA to be between 7% to 10% of the United States yellow page advertising market.

      Further, in 1997 the total aggregate yellow page advertising revenues of companies that publish yellow page directories on the Internet were approximately $21.8 million. Simba estimates that yellow page Internet advertising revenues will continue to grow significantly. In 2000, yellow page directories on the Internet reached approximately $164.9 million.

Products and services

      NewYellow. On May 12, 1999, we launched a general interest yellow page directory at the request of our ethnic directory advertisers who inquired of us to provide them with an alternative to the Verizon Yellow Pages. New Yellow competes directly with the Verizon Yellow Pages in New York City. We were the first to publish a Manhattan year 2000 yellow page directory. The first printed edition of NewYellow was distributed in March 2000 and the second in October 2000. New Yellow is currently published semi-annually and distributed door-to-door in New York City. Printing of NewYellow is done domestically with a professional directory printer.

      New Yellow is the only general interest yellow page directory to provide full-color advertisements. NewYellow was also the first directory to include e-mail addresses. Also, as part of our service, we offer to all New Yellow advertisers free e-mail addresses as well as electronic mail boxes. These mail boxes are often used to provide our advertisers with electronic referrals.

----------
* Except as otherwise indicated, all industry data is based on the Yellow Pages & Directory Report, a publication of Cowles/Simba Information, a unit of Cowles Business Media; Internet Yellow Pages, 1998: Business Models and Market Opportunities, an annual research report published by Cowles/Simba; and oral communications with representatives of Cowles/Simba in January 2000 and of the YPPA in January 2001.

      New Yellow offers businesses a substantially discounted advertising package. Rates in New Yellow are at least 70% less than the Verizon rates and we provide three added value features that are offered in addition to the basic NewYellow printed directory: the Referral Service, Online Service and the Consumer Discount Club. NewYellow is also available online at our web site NewYellow.com.

      The Jewish Israeli Yellow Pages. The Jewish Israeli Yellow Pages is a bilingual, yellow page directory that is distributed free through local, commercial and retail establishments in the New York metropolitan area as well as through travel agencies in Israel. All ads in the Jewish Israeli Yellow Pages are in English and Hebrew unless the advertiser specifically requests that the ad be English only. The Jewish Israeli Yellow Pages is organized according to the Hebrew alphabet, although it is indexed in both Hebrew and English. We believe that the Jewish Israeli Yellow Pages is used principally by persons whose native language is Hebrew, although it is also used by members of the Jewish community whether or not they speak Hebrew. The Jewish Israeli Yellow Pages was first published in February 1990 and has been published in February and August of each year since 1991 . The Jewish Israeli Yellow Pages is also available online at our web site JewishYellow.com.

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

      The Master Guide. In October 1998 we published the first edition of the Master Guide, a yellow page directory designed to meet the special needs of the Hasidic and ultra-Orthodox Jewish communities in the New York metropolitan area. With its successive growth, we now publish The MasterGuide semi-annually. We produce the Master Guide generally in the same manner as we do the Jewish Israeli Yellow Pages, including printing it in Israel. The Master Guide differs from the Jewish Israeli Yellow Pages in that the Master Guide is published in English only, and that it does not advertise products or services that might offend the Hasidic and ultra-Orthodox Jewish communities. Generally, advertising rates for the Master Guide are lower than those for the Jewish Israeli Yellow Pages because the market that it serves is smaller. Distribution of the Master Guide is accomplished by placing copies of the directory in synagogues, community centers and businesses located in Hasidic and ultra-Orthodox neighborhoods. The development of the Master Guide reflects our strategy to expand by identifying and pursuing niche markets for yellow page directories. The MasterGuide is also available online at our web site JewishMasterGuide.com.

      We buy paper for our directories on the local market at prevailing prices. Accordingly, we do not depend on any single source of supply although we are subject to market forces that affect the price of paper. Paper costs fluctuate according to supply and demand in the marketplace. In addition, paper costs can be affected by events outside of our control, such as fluctuations in currency rates, political events, global economic conditions, environmental issues and acts of nature.

      The Referral Service. The Referral Service provides added value to users of and advertisers in our directories. Potential consumers who are looking to purchase goods or services call the referral service and an operator directs them to one or more advertisers in our directories. Tourists also call the referral service with questions involving travel, lodging, visa issues, driver's license issues and the like. Finally, advertisers use the referral service as a tool to generate new business. The telephone number for the Referral Service is published throughout our various directories as well as various newspapers serving different communities.

      Discount Club. As part of the referral service, we recently established a program under which participating advertisers have agreed to give discounts to customers who produce the specific directory's Discount Card. This card is distributed with the directories or can be ordered directly from us. By presenting the card at participating establishments, consumers can receive discounts of up to 10%.

      Online services. We initially launched our web site in 1995 and have since expanded it to include functions such as a "portal" with links to a variety of sites on the web, particularly those that carry information and news that may be of particular interest to specified users. We also develop web sites for our advertisers for a fee. We further enhanced our web site by providing links to NewYellow and community-focused yellow page directories, by including news and information and by creating strategic alliances with other Internet portals. We plan to explore ways in which our portal can be used to generate additional advertising revenue.

Growth strategy

      In March 2000, we distributed the first printed edition of NewYellow, a general interest yellow page directory, in the New York metropolitan area. We were the first to print and distribute a year 2000 directory in Manhattan. With the success of the Manhattan NewYellow directory we plan to offer additional NewYellow directories covering the other boroughs in New York City, the other counties in the New York metropolitan area and northern New Jersey.

      To continue our success with NewYellow in the New York market and sustain and increase our profitability, we are focusing our efforts on the following:

      o convincing current and potential advertisers that NewYellow is and will be used by a sufficient number of their potential customers to make it worthwhile and cost effective for them to continue or begin advertising in NewYellow;

      o managing the production, including ad sales, graphic design, layout, editing and proofreading, of multiple directories addressing different markets in varying stages of development;

      o attracting, retaining and motivating qualified personnel and expanding the number of sales, operating and management personnel;

      o     providing high quality, easy to use and reliable directories;

      o     establishing further brand identity for NewYellow;

      o developing new and maintaining existing relationships with advertisers without diverting revenues from our existing directories;

      o developing and upgrading our management, technical, information and accounting systems;

      o     responding to competitive developments promptly;

      o introducing enhancements to our existing products and services to address new technologies and standards and evolving customer demands;

      o controlling costs and expenses and managing higher levels of capital expenditures and operating expenses; and

      o     maintaining effective quality control over all of our directories.

      Our failure to achieve any of the above in an efficient manner and at a pace consistent with the growth of our business could adversely affect our business, financial condition and results of operations.

      In order to prepare for the growth of NewYellow in 2001, during fiscal year 2000 we hired and trained many new sales representatives to promote and sell NewYellow. We produced a special training video for our sales representatives that is being implemented in our sales force training program, beginning 2001.

      We may also explore opportunities for publishing and introducing Jewish Israeli Yellow Pages and Master Guide directories in other cities with large Jewish and Israeli populations, like Miami, Florida and Los Angeles, California.

Sales

      Advertisements for the directories are sold through our network of trained sales representatives, all of which are independent contractors who are paid solely on a commission basis. There are approximately 100 sales representatives in our network including those employees hired by the respective sales agencies with which we have agency agreements, B.I.Y., Inc. and M.I.Y. Inc. The sales representatives operated by us work out of our offices in Queens and Long Island City in New York and Fairlawn in New Jersey. B.I.Y. is located in Brooklyn, New York and M.I.Y. is located in Manhattan, New York. In 2000, we opened a new office in Long Island City, New York, dedicated to the Master Guide . This location was chosen because of its proximity to the religious Jewish communities in New York.

      Under our agreements with the sales agencies, which are terminable upon 30 days notice, the agencies may not sell advertising for any yellow page directories other than those we publish. Generally, each sales agency is responsible for all fixed costs relating to its operations. We pay sales commissions to the agencies, which, in turn, pay commissions to the individual sales representatives who sell the ads. The commissions payable to the individual sales representatives are prescribed in our agreements with the agencies and are consistent with the commissions we pay to the sales representatives that we hire directly.

      We are responsible for training each sales representative, whether hired directly by us or by one of our sales agencies. Generally, training consists of a one-day orientation, during which one of our sales managers educates the sales representative about our business and operations, and a two-week period during which the sales representative receives extensive supervision and support from a sales manager or another experienced sales representative.

      With the required implementation of SAB 101 beginning fiscal year end 2000, our revenue recognition policy was affected. Thus, consistent with past revenue recognition policies, we will continue to utilize the point of publication method of accounting, however, we have now begun recognizing internet advertisement revenues simultaneously with the related printed yellow page edition in which it is sold. Additionally, as our sales cycle recognition is affected by the publication date of our books, the sales cycle will change beginning fiscal year 2001 as our publication schedule has been slightly altered. Nevertheless, we will continue to publish each of our yellow pages semi-annually.

Marketing strategy

      We are now focused on increasing our share of the mainstream yellow page market in the New York Metropolitan area as well as continuing our dominance of the Jewish and Israeli niche yellow page markets. New Yellow currently competes directly with the Verizon Yellow Pages in Manhattan. In the future we plan to expand into the other boroughs of New York City and its surrounding suburbs. Initially, we dedicated sales representatives from our existing network, spread out over the four sales offices, to selling ads for NewYellow. Because New Yellow is a relatively new publication, it is more difficult to sell, and because it competes directly with Verizon, the commission structure for NewYellow sales representatives is higher than it is for our other directories. Generally, advertising rates for the New Yellow directory are approximately 33% of the rates for the Verizon Yellow Pages.

      We believe that advertisers are attracted to NewYellow for several reasons. First, advertising rates for NewYellow are significantly lower than the comparable rates for advertising in Verizon Yellow Pages. Second, NewYellow is lighter in weight and less dense than the Verizon Yellow Pages, so that each advertisement in NewYellow will stand out more prominently than it would in the Verizon Yellow Pages. Accordingly, we believe that NewYellow will attract advertisers who do not currently advertise in the Verizon Yellow Pages as well as existing Verizon Yellow Page advertisers

      The Jewish Israeli Yellow Pages and Master Guide are marketed to the Jewish and Israeli communities living in the New York metropolitan area. According to the American Jewish Congress, there are approximately two million Jews living in this market, representing approximately 10.6% of the total population. We believe that the Jewish population has higher than average disposable income, is well educated and possesses a strong sense of community. In addition, while there is no precise data as to the number of Israeli immigrants living in the New York metropolitan area, we believe the number is substantial. Moreover, a significant number of Israeli tourists visit the area annually. Accordingly, we believe that advertisers are attracted to the Jewish Israeli Yellow Pages as a way to advertise directly to this market.

      We further believe that the Jewish population in the New York metropolitan area is likely to use the Jewish Israeli Yellow Pages because of the impression that businesses that advertise in the Jewish Israeli Yellow Pages support or are affiliated with the Jewish community. In the case of the Master Guide, users can be comfortable that none of its advertisers will offend their religious beliefs. We also believe that our advertising rates are attractive, particularly to small businesses that cannot afford to advertise in the Verizon Yellow Pages.

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

Competition

      In New York, the yellow page advertising market is dominated by Verizon. In addition, there are a number of independent publishers of yellow page directories, including bilingual directories for specific ethnic communities. There are also independent publishers of yellow page directories that publish community or neighborhood directories. However, we are not aware of any other Hebrew-English yellow page directory in the New York metropolitan area. By focusing on the special needs of the Hebrew speaking, Hasidic and ultra-Orthodox Jewish communities, we believe that we have identified niche markets that allow us to compete effectively with our larger rivals.

      Unlike the Jewish Israeli Yellow Pages and the Master Guide, NewYellow competes directly with the Verizon Yellow Pages and other smaller, general interest yellow page directories published by companies other than Verizon such as Yellow Book USA. Since there are virtually no barriers to entry in this market, any company with a reasonable amount of capital, like the regional bell operating companies or publishers, are potential competitors . In addition, the Internet is growing rapidly and is a current and potential source of even greater competition. There are a number of online yellow page directories, including Big Yellow, owned by Verizon. Finally, strategic alliances could give rise to new or stronger competitors. Many of our competitors, such as Verizon, can reduce advertising rates, particularly where directory operations can be subsidized by other revenues, making advertising in our directories less attractive. In response to competitive pressures, we may have to increase our sales and marketing expenses or reduce our advertising rates.

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

Employees

      As of December 31, 2000 we employed 5 people, all of whom are full-time, and all of whom were employed in executive, managerial or administrative positions capacities. In addition, we retained the services of 18 administrative, accounting and production personnel, all of whom are independent contractors. Finally, we had a network of 108 sales representatives, 37 contracted by us and 71 hired by the sales agencies that sell ads for our directories. We believe that our relationship with our employees and contractors is good. None of our employees is represented by a labor union.

CERTAIN RISK FACTORS THAT MAY AFFECT GROWTH AND PROFITABILITY

The following factors may affect the growth and profitability of the Company and should be considered by any prospective purchaser of the Company.

Verizon and other existing or potential competitors have significant competitive advantages.

      Many of our competitors, particularly Verizon, have significant operating and financial advantages. Our competitors' advantages include:

      o     greater financial, personnel, technical and marketing resources,

      o     superior systems,

      o     stronger relationships with advertisers,

      o     greater production capacity,

      o     better-developed distribution channels, and

      o     greater name recognition.

Because we contract with sales agencies, we could lose a significant number of our sales force on 30 days notice.

      A large number of our sales representatives is provided to us under agreements with independent sales agencies, which are terminable upon 30 days notice by either party. Accordingly, on 30 days notice we could lose a significant portion of our sales force. In addition, due to the demands of the job, many sales representatives leave within one year of their hire. Replenishing our sales force involves significant time and expense for recruiting and training.

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

         We do not have the ability to quantify the effectiveness of advertising in our directories. Eventually, however, we may have to provide this type of information in order to retain existing customers as well as expand our customer base. As we establish a longer history in publishing NewYellow, a directory that competes directly with the Verizon Yellow Pages, we should be able to provide such desired information. The effectiveness of advertising is usually based upon demographic and other relevant statistical data. If we cannot provide our advertisers with this information or if they perceive the information that we provide to be unreliable, they may not advertise in NewYellow or refuse to pay our standard advertising rates. Accordingly, we will have to either develop the ability to provide this information to our advertisers or contract with third parties to provide this information on our behalf. Either alternative will result in additional personnel and equipment costs for which we have not budgeted, and may also cause interruptions in our business operations.

Our growth depends on the continued services of Assaf Ran.

      We depend on the continued services of Assaf Ran, our founder, president and chief executive officer. Mr. Ran supervises all aspects of our business, including our sales force and production staff. Mr. Ran has the personal relationships with the principals of our key service providers including our printer, HaMakor Printing Ltd., and the heads of the independent sales agencies that provide about two- thirds of our sales representatives. If Mr. Ran's employment terminates, our relationships with our key suppliers and vendors may be jeopardized. Mr. Ran has entered into an employment agreement, but that is no guarantee that his employment will not terminate before its expiration on June 30, 2002. In addition, we have purchased a $500,000 key man life insurance policy on Mr. Ran.

Item  2.  Description of Property

      Our executive and principal operating office is located in Queens, New York in 3,000 square feet. This space is occupied under a lease that expires October 30, 2001. The monthly rent is $5,058. Our New Jersey sales office is located in in Fair Lawn, New Jersey. The space is leased on a month-to-month basis for $1,945 per month. Our Long Island City office lease expires April 30, 2002 with a current monthly rent of $1,100. Additionally, we maintained a lease in Manhattan during fiscal year 2000 that has been taken over by our agency, MRD Inc., on January 15, 2001.

Item  3.  Legal proceedings

      Not applicable.

Item  4.  Submission of Matters to a Vote of Security Holders

      Not Applicable.

                                    PART II

Item  5.  Market for Common Equity and Related Stockholder Matters

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

                                              Bid Price
                                              ---------
                            High             Low        High       Low
                                     2000                     1999
                                     ----                     ----
        First Quarter      $5.469        $3.875          --       --
        ------------------ ------------- ----------- --------- -----------
        Second Quarter     $4.750        $2.188      $7.000    $3.625
        ------------------ ------------- ----------- --------- -----------
        Third Quarter      $3.500        $2.125      $4.688    $3.000
        ------------------ ------------- ----------- --------- -----------
        Fourth Quarter     $3.125        $1.563      $5.125    $2.703
        ------------------ ------------- ----------- --------- -----------

            (b) Holders

            As of March 27, 2001, the approximate number of record holders of the Common Stock of the Company was 14.

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

Overview

We currently publish and distribute yellow page directories in print and on the worldwide web. Our directories target the mainstream yellow page market in New York City as well as niche markets in the New York metropolitan area. We sell yellow page advertisements as part of an overall media package that includes print advertising, on-line advertising and other added value services such as our referral service and consumer discount club.

We operate three internet portals, a mainstream general portal NewYellow.com, targeting the general population, JewishYellow.com, targeting worldwide Jewish communities and JewishMasterguide.com, targeting the ultra-orthodox Hasidic communities. Our principal source of revenue derives from the sale of ads in our print and on-line directories.

Advertising fees, whether collected in cash or evidenced by a receivable, generated in advance of publication dates, are recorded as "Advanced billings for unpublished directories" on our balance sheet. Many of our advertisers pay the ad fee over a period of time. In that case, the entire amount of the deferred payment is booked as a receivable. Revenues are recognized at the time the directory in which the ad appears is published. Thus, costs directly related to the publication of a directory in advance of publication are recorded as "Directories in progress" on our balance sheet and are recognized when the directory to which they relate is published. All other costs are expensed as incurred.

The principal operating costs incurred in connection with publishing the directories are commissions payable to sales representatives and costs for paper and printing. Generally, advertising commissions are paid as advertising revenue is collected. However, in connection with New Yellow we pay commissions to our sales representatives even before we collect the related advertising revenue. We do not have any long term agreements with paper suppliers or printers. Since ads are sold before we purchase paper and print a particular directory, a substantial increase in the cost of paper or printing costs would reduce our profitability. Administrative and general expenses include expenditures for marketing, insurance, rent, sales and local franchise taxes, licensing fees, office overhead and wages and fees paid to employees and contract workers (other than sales representatives).

Results of operations

The following table sets forth for the periods presented statement of operations data as a percentage of net advertising revenue. The trends suggested by this table may not be indicative of future operating results.

                                                             2000       1999
                                                             ----       ----

Net advertising revenues.................................   100.0%     100.0%
Publishing costs.........................................    22.8%      10.0%
Gross profit.............................................    77.2%      90.0%
Selling expenses.........................................    33.8%      38.1%
Administrative and general expenses......................    47.4%      38.0%
Total operating costs and expenses.......................    81.2%      76.0%
Other income, net........................................     6.8%       5.0%
Earnings before provisions for income taxes
 and equity income.......................................     2.8%      18.9%
Provision for income taxes...............................     1.4%       9.0%
Equity in loss of affiliate..............................      --       -.01%
Cumulative effect of change in accounting................    -8.2%        --
Net income...............................................    -6.8%       9.9%

Years-ended December 31, 2000 and 1999

Net advertising revenues

Net advertising revenues in 2000 and 1999 were $6,237,000 and $4,365,000, respectively, representing an increase of $1,872,000, or 42.9 % in 2000. This increase was primarily attributable to: (1) the first time publication of New Yellow - Manhattan directory as well as its internet on-line version (2) increased advertising revenue with respect to the publication of The Jewish Israeli Yellow Pages and The Master Guide and (3) some increases in our advertising rates. Furthermore, in addition to the fact that in 1999 we had not published a New Yellow directory, we had only one publication of the MasterGuide and it was the second publication printed thus only establishing its initial history of publication.

Publishing costs

Publishing costs for 2000 and 1999 were $1,422,000 and $438,000, respectively, representing an increase of $984,000, or 224.7 % in 2000. As a percentage of net advertising revenues, publishing costs were 22.8 % in 2000 compared to 10.0% in 1999 . The increase in publishing costs as a percentage of net advertising revenues primarily reflects that in the fiscal year ended December 31, 2000 we first printed New Yellow which is (1) more costly to print than our other directories which are published abroad and (2) with an initial publication there are certain start-up costs involved with such an endeavor.

Selling expenses

Selling expenses for the year ended December 31, 2000 and 1999 were $2,109,000 and $1,661,000, respectively, representing an increase of $448,000, or 27.0 % in 2000. As a percentage of net advertising revenues, selling expenses decreased to 33.8 % from 38.1 %. The decrease in selling expenses as a percentage of revenues results from the fact that the range of commission percentages fluctuate dependant on the sales source and publication, i.e. if a sale is made by a given office or agency. The resulting ratio of agency sales versus office sales will thereby effect the overall sales commissions percentage as a percentage of revenues as seen in 2000.

Administrative and general costs

Administrative and general expenses for 2000 and 1999 were $2,958,000 and $ 1,657,000, respectively, representing an increase of $1,301,000, or 78.5%, in 2000. This increase is primarily attributable to (1) increased write-offs of uncollectible accounts due to increasing sales and a more stringent Company policy with respect to accounts receivable write-offs (2) a cumulative increase in consulting and professional services as well as insurance costs related to our status as a public company for the entire fiscal year (3) increased officer expenses and payroll expenses resulting from corporate expansion and (4) increased advertising costs for the Company as well as for the NewYellow publication.

Other income, net

For the year ended December 31, 2000 and 1999 we had other income of $425,000, and $226,000, respectively. This increase of $199,000 was primarily attributable to interest and dividends earned from the investment of the net proceeds from our initial public offering in May 1999. Earnings before provision for income taxes, equity income and cumulative effect of change in accounting principle Earnings before provision for income taxes and equity income for the year ended December 31, 2000 were $173,000 compared to $827,000 for the year ended December 31, 1999. The decrease of $654,000 was primarily attributable to the increase of $622,000 in bad debt expense, included in general and administrative expenses, since the prior year as well as increased publication costs and selling expenses associated with the establishment and growth of the Company and its newest publication NewYellow.

Provision for income taxes

Provision for income taxes in 2000 and 1999 was $88,000 and $391,000, respectively. The decrease in provision for income taxes reflects the decrease in earnings. As a percentage of net advertising revenues, provision for income taxes decreased to 1.4% in 2000 from 9.0% in 1999.

Equity in Loss of affiliate

There was no equity in loss of affiliate in 2000. In 1999, there was a $3,000 equity in loss of affiliate resulting from losses incurred in the first quarter of 1999 by our subsidiary at the time, DAH, that has since been consolidated pursuant to its acquisition by us that became effective with our initial public offering, in May 1999.

Cumulative effect of change in accounting principle

The cumulative effect of change in accounting principles incurred in fiscal year 2000 was a loss of $511,000, net of tax benefit. This charge was incurred as a result of the fact that in December 1999, the Securities and Exchange Commission
(SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements. SAB No. 101 that expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. SAB 101 has since become a required accounting principle to be applied with the onset of the fourth quarter of this year, effective from January 1, 2000.

Net income (loss) available to common shareholders

Net loss for 2000 was $(425,000) compared to net income of $433,000 in 1999 respectively 1998. This decrease is primarily attributable to the resulting increased expenses in fiscal year 2000 associated with the growth of the Company, increased publishing costs as they relate to the company's newest publication, New Yellow, and its status as a public corporation for a full fiscal year.

Liquidity and Capital Resources

Until our initial public offering in 1999, our only source of funds was cash flow from operations, which has funded both our working capital needs and capital expenditures. We have no debt to third parties or credit facilities. Generally, advertising fees, whether collected in cash or evidenced by a receivable, are generated before the publication of the related directory and before many of the costs directly associated with publishing the related directory are incurred.

As a result of our initial public offering in May 1999, we received proceeds of approximately $6.4 million net of underwriting discounts and commissions and other expenses. The funds from the initial public offering, $6.7 million in the aggregate, were deposited at the time in an interest bearing money market account, thereby increasing our working capital and are available to pay operating expenses including marketing expenses for NewYellow.

We do not have any material commitments under any leases, sales agency agreements or employment agreements, other than those of the employment agreements with Assaf Ran and Orna Kirsh. Those agreements call for annual salaries of $75,000 and $100,000 respectively. Mr. Ran's contract runs through June 30, 2002, and Ms. Kirsh's agreement expires on July 19, 2001.

At December 31, 2000 we had cash and cash equivalents of $7,149,000 and working capital of $6,643,000 compared to cash and cash equivalents of $7,201,000 and working capital of $6,997,000 at December 31, 1999. The decrease in cash and cash equivalents is primarily attributable to the use of cash in investing activity.

Net cash provided by operating activities was $66,000 for the year ended December 31, 2000 compared to $500,000 for the year ended December 31, 1999. The decrease in net cash provided by operating activities reflects increased corporate expenses in 2000.

Net cash used in investing activities was $118,000 for the year ended December 31, 2000 compared to net cash used in investing activities of $9,000 for the year ended December 31, 1999. Net cash used in investing activities in 2000 is primarily the result of various fixed asset purchases made.

There was no cash provided by financing activities in 2000 as opposed to $6,399,000 of net cash provided by financing activities in 1999. The net cash provided from financing activities in 1999 reflects the initial public offering proceeds.

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

Recent accounting pronouncements

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. The Company has decided to apply this SAB effective fiscal year ending December 31, 2000. The effect of this application can be seen in the table below.

                                              Three months period ended -
                                              ---------------------------
                                          3/31/00       6/30/00       9/30/00
                                          -------       -------       -------

As reported                              $ 421,654     $ (124,065)    $ 142,430
Effect for applying SAB 101                225,990       (133,746)      (33,921)
                                        ----------------------------------------
Net income (loss)                        $ 647,644     $ (257,811)    $ 108,509
                                        ----------------------------------------

Per Share Amounts:
------------------
Basic earnings per common share:

As reported                                $ 0.15       $ (0.04)       $  0.05
Effect for applying SAB 101                $ 0.08       $ (0.05)       $ (0.01)
                                        ----------------------------------------
Net income (loss)                          $ 0.23       $ (0.09)       $  0.04
                                        ----------------------------------------

Diluted earnings per common share:

As reported                                $ 0.14       $ (0.04)       $  0.05
Effect for applying SAB 101                $ 0.08       $ (0.05)       $ (0.01)
                                        ----------------------------------------
Net income (loss)                          $ 0.22       $ (0.09)       $  0.04
                                        ----------------------------------------

Item  7.  Financial Statements

The financial statements of the Company required by this item are set forth beginning on page F-1.

Item 8. Change in and Disagreements with Accountants on Accounting Financial Disclosure.

Not Applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Executive officers and directors

      Our executive officers and directors and their respective ages are as follows:

Name                                Age                Position
----                                ---                --------

Assaf Ran (2)...................     35      Chairman of the board, Chief
                                             executive officer, president and
                                             director
Orna Kirsh......................     29      Chief financial officer, treasurer
                                             and secretary
Gury Bar-Lev....................     32      Vice president of sales and
                                             director
Stephen A. Zelnick (1) (2)......     63      Director
Phillip Michals (1) (2).........     31      Director
Eran Goldshmid (1)..............     34      Director
Michael Jackson (2).............     36      Director

----------
(1)      Member of the Compensation Committee
(2)      Member of the Audit Committee

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

      Gury Bar-Lev, our vice president of sales joined DAG Media in July 2000, upon which he became a board of director member as well. Mr. Bar-Lev was a former sales representative from November 1995 through January 1996. Thereafter, he was a full time student through 1999. Mr. Bar-Lev has chosen to leave the company in January 2001 due to a personal relocation.

      Stephen A. Zelnick, Esq., joined our board in July 2000. He has been a partner in the law firm Morse, Zelnick, Rose & Lander LLP since its inception in 1995. Mr. Zelnick has been a practicing attorney in New York State for over 40 years.

      Phillip Michals has been a member of our board of directors since March 1999. He is the founder and, since August 1996, the president of Up-Tick Trading, a consulting company to investment banking firms. Since July 1994, he has also been a principal and a vice president of Michals and Stockmen Consulting Inc., a management-consulting firm. Mr. Michals received a BS degree in human resources from the University of Delaware in May 1992.

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

      Michael J. Jackson has been a member of the board since July, 2000. Since May 2000, he has been the Corporate Controller and Chief Accounting Officer of AGENCY.COM, a global internet professional services company. From October 1994 until August 1999, Mr. Jackson was a manager at Arthur Andersen, LLP and Ernst and Young. Mr. Jackson also served on the New York State Society Auditing Standards and Procedures Committee from 1998 to 1999 and is currently serving on the New York State Society's SEC Committee.

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

      To the best of the Company's knowledge, based solely on review of the copies of such forms furnished to the Company, or written representations that no other forms were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) shareholders were complied with during 2000.

Item  10. Executive Compensation.

      The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2000 and 1999 by (i) the Company's Chief Executive Officer and (ii) the most highly compensated executive officers, other than the CEO, who were serving as executive officers at the end of the 2000 fiscal year and whose salary as determined by Regulation S-B, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the "Named Executives").

                           Summary Compensation Table

                                                                            Long-Term Compensation
                                                                  -------------------------------------------
                                                 Annual
                                              Compensation               Awards                 Payouts
                                        ----------------------    ----------------------    -----------------
                                                                      Common Stock             All Other
  Name and Principal                        Salary/ Bonus          Underlying Options         Compensation
       Position              Year                ($)                       (#)                    ($)
-----------------------     -------     ----------------------    ----------------------    -----------------

Assaf Ran                    2000       $67,788        --                  --                    $2,250
Chief Executive              1999       $75,000        --                  --
Officer and                  1998       $25,000        --                  --
President

Orna Kirsh                   2000       $98,717       $10,000              --                    $3,000
Chief Financial              1999       $43,584        --                  --                      --
Officer

Compensation of Directors

      Non-employee directors are granted, upon becoming a director, and renewal of director term, five-year options to purchase 7,000 shares of Common Stock at an exercise price equal to the fair market value of a share of Common Stock on the date of grant. They also receive cash compensation of $200 per meeting attended.

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

Item  11. Security Ownership of Certain Beneficial Owners and Management

      The following table, together with the accompanying footnotes, sets forth information, as of March 27, 2000, regarding stock ownership of all persons known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, certain executive officers, all directors, and all directors and officers of the Company as a group:

                                              Shares of
                                             Common Stock
                                             Beneficially      Percentage of
     Name of Beneficial Owner (1)              Owned (2)          Ownership
   ----------------------------------------  -------------     -------------
   Executive Officers and Directors
   Assaf Ran...............................    1,413,095            48.6%
   Orna Kirsh..............................       25,000             *
   Gury Bar-Lev............................       20,000             *
   Stephen A. Zelnick......................       17,000             *
   Michael Jackson.........................        7,000             *
   Phillip Michals.........................       14,000             *
   Eran Goldshmid..........................       14,000             *
                                               ---------
   All officers and directors as a group...    1,510,095            51.9%
                                               ---------

   5% and Greater Stockholders                  none

----------
* Less than 1%

(1)   The addresses of the persons named in this table are as follows:

                  Assaf Ran
                  60 Exeter Street
                  Forest Hills NY 11375

      The address of the rest of the persons listed above is c/o DAG Media Inc, 125-10 Queens Boulevard, Kew Gardens, NY 11415.

(2) A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the filing of this report upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from. the filing of this report have been exercise or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on 2,907,460 shares outstanding on March 27, 2000.

Item  12. Certain Relationships and Related Transactions

On September 21, 2000 the Company pledged $1,000,000 as security for a promissory note payable by its Chief Executive Officer and its restriction expires in conjunction with the settlement of its officers' promissory note, which is due on demand. On January 26, 2001 Chase Manhattan Bank released the restriction it placed on this $1,000,000 pledge. This cash and accumulating interest is free of any liens and restrictions as of the January 26, 2001.

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

         Exhibit
           No.                        Description
          ----                        -----------

         3.1               Certificate of Incorporation of the Company. (1)

         3.2               By-laws of the Company. (1)

         4.1               Specimen Stock Certificate (2)

         4.2               Form of Underwriter's Warrant(1)

         10.1              Employment Agreement dated March 1, 1999 between
                                Assaf Ran and the Company (1).

         10.3              Employment Agreement dated June 14, 1999 between
                                Orna Kirsh and the Company (3).

         10.6              Form of the Company's 1999 Stock Option Plan(1)

----------
        (1)      Previously filed as exhibit to Form SB-2 on March 10, 1999.
        (2)      Previously filed as exhibit to Form SB-2/A on April 23, 1999.
        (3)      Previously filed as exhibit to Form 10KSB on March 22, 2000.

(b)   Reports on Form 8-K - none.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        DAG Media, Inc.

                        By:/s/Assaf Ran
                           ------------------------------
                           Assaf Ran,
                           President and Chief Executive Officer

Date:  March 27, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 27, 2001.

      Signature          Date              Title
      ---------          ----              -----

/s/Assaf Ran             March 27 , 2001   President and Chief Executive Officer
----------------------
    Assaf Ran

/s/Orna Kirsh            March 27 , 2001   Chief Financial Officer
----------------------
    Orna Kirsh

/s/Gury Bar-Lev          March  27, 2001   Director
----------------------
    Gury Bar-Lev

/s/Stephen A. Zelnick    March  27, 2001   Director
----------------------
    Stephen A. Zelnick


/s/Phillip Michals       March 27, 2001    Director
----------------------
    Phillip Michals


/s/Eran Goldshmid        March 27, 2001    Director
----------------------
    Eran Goldshmid

/s/Michael Jackson       March 27, 2001    Director
----------------------
    Michael Jackson

                                DAG MEDIA, INC.

                         Index to Financial Statements

                                                                   Page Number
                                                                   -----------

         Report of Independent Public Accountants................      F-2

         Balance Sheet at December 31, 2000......................      F-3

         Statements of Operations for the years
         ended December 31, 2000 and 1999........................      F-4

         Statements of Changes in Shareholders' Equity
         for the years ended December 31, 2000 and 1999..........      F-5

         Statements of Cash Flows for the
         years ended December 31, 2000 and 1999..................      F-6

         Notes to Financial Statements...........................      F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of DAG Media, Inc.:

We have audited the accompanying balance sheet of DAG Media, Inc. (a New York corporation) as of December 31, 2000, and the related statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DAG Media, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the years then ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2, the Company changed its method of accounting for revenue recognition.


                                                Arthur Andersen LLP

New York, New York
February 9, 2001

                                        DAG MEDIA, INC.
                                         BALANCE SHEET
                                       DECEMBER 31, 2000

      Assets
      Current assets:
      Cash and cash equivalents (Note 2)                          $  7,148,664
      Trade accounts receivable, net of
      allowance for doubtful accounts of $485,000                    2,299,267
      Directories in progress                                        1,469,182
      Deferred tax asset                                               187,058
      Other current assets                                              48,669
                                                                  ------------
                  Total current assets                              11,152,840
                                                                  ------------

      Fixed assets, net of accumulated
      depreciation of $67,629                                          222,764
      Goodwill and trademarks, net of accumulated
      amortization of $87,815                                        1,263,166
      Other assets                                                      14,196

                                                                  ------------
      Total assets                                                $ 12,652,966
                                                                  ============

      Liabilities and Shareholders' Equity

      Current liabilities:
      Accounts payable and accrued expenses                       $     75,752
      Commissions payable                                              553,116
      Advanced billing for unpublished directories                   3,545,211
      Income tax payable                                               335,945
                                                                  ------------
                  Total current liabilities                          4,510,024
                                                                  ------------

      Commitments and contingencies (Note 10)

      Shareholders' equity:

      Preferred shares - $.01 par value; 5,000,000
      shares authorized; no shares issued                                   --


      Common shares - $.001 par value; 25,000,000
      authorized; 2,976,190 issued and 2,907,460 outstanding             2,976
      Additional paid-in capital                                     7,916,701
      Treasury stock, at cost- 68,730 shares                          (231,113)
      Deferred compensation                                            (77,061)
      Retained earnings                                                531,439
                                                                  ------------
              Total shareholders'  equity                            8,142,942
                                                                  ------------

       Total liabilities and shareholders' equity                 $ 12,652,966
                                                                  ============

       The accompanying notes are an integral part of this balance sheet

                                DAG MEDIA, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                              2000               1999
                                                              ----               ----

    Advertising revenues                                  $ 6,237,173        $ 4,365,107
    Publishing costs                                        1,421,994            438,350
                                                          -----------        -----------
          Gross profit                                      4,815,179          3,926,757

    Operating costs and expenses:
    Selling expenses                                        2,109,136          1,661,090
    General and administrative expenses                     2,957,637          1,656,928
                                                          -----------        -----------
          Total operating costs and expenses                5,066,773          3,318,018
                                                          -----------        -----------

    Income (loss) from operations                            (251,594)           608,739
                                                          -----------        -----------

    Interest income                                           425,021            225,830
    Other expense                                                  --             (7,504)
                                                          -----------        -----------
    Other income, net                                         425,021            218,326

    Income before provision for income taxes
    and equity in loss of affiliate                           173,427            827,065

    Provision for income taxes                                 87,667            391,000
    Equity in loss of affiliate                                    --             (2,654)
                                                          -----------        -----------

    Income before cumulative effect of change in
    accounting principle                                       85,760            433,411

    Cumulative effect of change in accounting
    principle, net of tax benefit of  $ 435,356              (511,071)                --
                                                          -----------        -----------
    Net (loss) income                                     $  (425,311)       $   433,411
                                                          ===========        ===========

    Earnings per common share:
    Basic -
      Income before cumulative effect of change in
    accounting principle                                       $ 0.03             $ 0.19
      Cumulative effect of change in accounting
    principle                                                   (0.18)                --
                                                               ------             ------
      Net (loss) income                                        $(0.15)            $ 0.19
                                                               ======             ======
    Diluted -
      Income before cumulative effect of change in
    accounting principle                                       $ 0.03             $ 0.19
      Cumulative effect of change in accounting
    principle                                                   (0.18)                --
                                                               ------             ------
      Net (loss) income                                        $(0.15)            $ 0.19
                                                               ======             ======

    Weighted  average  number of common  shares
    outstanding
          -     Basic                                       2,907,460          2,285,639
                                                          ===========        ===========
          -     Diluted                                     2,915,430          2,286,153
                                                          ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                                DAG MEDIA, INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                          Common Stock         Addititional       Treasury Shares
                                                          ------------           Paid-in          ---------------
                                                      Shares        Amount       Capital         Shares        Cost
                                                      ------        ------       -------         ------        ----

Balance, December 31, 1998 ....................     1,250,000   $     1,250   $       150            --   $        --

Sale of common stock in public offering,
      net of expenses .........................     1,250,000         1,250     6,407,260            --            --

Acquisition of affiliates .....................       476,190           476     1,392,379            --            --

Treasury shares purchased .....................            --            --            --        68,730      (231,113)

Net income for the year ended December 31, 1999            --            --            --            --            --
                                                    ---------   -----------   -----------   -----------   -----------

Balance, December 31,1999 .....................     2,976,190   $     2,976   $ 7,799,789        68,730   $  (231,113)

Issuance of stock options .....................            --            --       116,912            --            --

Amortization of deferred compensation .........            --            --            --            --            --

Net loss for the year ended December 31, 2000 .            --            --            --            --            --
                                                    ---------   -----------   -----------   -----------   -----------

Balance, December 31, 2000 ....................     2,976,190   $     2,976   $ 7,916,701        68,730   $  (231,113)
                                                    =========   ===========   ===========   ===========   ===========

                                                        Deferred       Retained
                                                      Compensation     Earnings        Total
                                                      ------------     --------        -----

Balance, December 31, 1998 ....................       $        --    $   523,339    $   524,739

Sale of common stock in public offering,
      net of expenses .........................                --             --      6,408,510

Acquisition of affiliates .....................                --             --      1,392,855

Treasury shares purchased .....................                --             --       (231,113)

Net income for the year ended December 31, 1999                --        433,411        433,411
                                                      -----------    -----------    -----------

Balance, December 31,1999 .....................       $        --    $   956,750    $ 8,528,402

Issuance of stock options .....................          (116,912)            --              0

Amortization of deferred compensation .........            39,851             --         39,851

Net loss for the year ended December 31, 2000 .                --       (425,311)      (425,311)
                                                      -----------    -----------    -----------

Balance, December 31, 2000 ....................       $   (77,061)   $   531,439    $ 8,142,942
                                                      ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                           2000              1999
                                                                           ----              ----
         Cash flows from operating activities:
            Net (loss) income ....................................      $  (425,311)      $   433,411
            Adjustment to reconcile net (loss) income to net
             cash provided by operating activities -
               Cumulative effect of change in accounting principle          511,071                --
               Loss on disposal of fixed assets ..................               --             7,504
               Depreciation and amortization .....................           93,445            62,253
               Amortization of deferred compensation .............           39,851                --
         Equity in loss of affiliate .............................               --             2,654
         Bad debt expense ........................................        1,311,924           689,634
         Deferred taxes ..........................................         (303,058)          (55,000)
               Changes in operating assets and liabilities -
               Accounts receivable ...............................       (1,145,635)       (1,502,219)
               Directories in progress ...........................          (13,319)         (289,934)
               Other current and non current assets ..............           60,205           (92,977)
               Accounts payable and accrued expenses .............           45,797           (54,155)
               Commissions payable ...............................          (34,497)          570,305
               Advanced billings for unpublished directories .....         (451,856)          693,013
               Income taxes payable ..............................          377,301            36,000
                                                                        -----------       -----------
                       Net cash provided by operating activities .           65,918           500,489
                                                                        -----------       -----------

         Cash flows from investing activities:
             Investment in affiliate .............................               --            39,221
             Acquisition of business .............................               --            43,125
             Sale of fixed assets ................................               --            22,500
             Purchase of fixed assets ............................         (118,111)         (113,407)
                                                                        -----------       -----------
                       Net cash used in investing activities .....         (118,111)           (8,561)
                                                                        -----------       -----------

         Cash flows from financing activities:
             Proceeds from IPO, net of expenses ..................               --         6,408,510
             Purchase of treasury shares .........................               --          (231,113)
             Repayment of loans to shareholders, net .............               --           221,347
                                                                        -----------       -----------
                       Net cash provided by financing activities .               --         6,398,744
                                                                        -----------       -----------

         Net (decrease) increase in cash and cash equivalents ....          (52,193)        6,890,672
                                                                        -----------       -----------

         Cash and cash equivalents, beginning of year ............        7,200,857           310,185
                                                                        -----------       -----------

         Cash and cash equivalents, end of year ..................      $ 7,148,664       $ 7,200,857
                                                                        ===========       ===========
         Supplemental Cash Flow Information:
             Taxes paid during the years .........................      $    15,579       $   394,438
                                                                        -----------       -----------
             Non-cash transactions -
             Goodwill and trademark acquired in connection
               with acquisition of affiliate .....................               --       $ 1,350, 981

   The accompanying notes are an integral part of these financial statements.

                                DAG MEDIA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 AND 1999

1.    The Company

      We currently publish and distribute yellow page directories in print and on the worldwide web, both in the mainstream yellow page industry as well as in targeted niche markets in the New York metropolitan area. We sell yellow page advertisements as part of an overall media package that includes print advertising, on-line advertising and other added value services such as our referral service and consumer discount club.

      We operate three internet portals, a mainstream general portal NewYellow.com, targeting the general population, JewishYellow.com targeting worldwide Jewish communities and JewishMasterguide.com, targeting the ultra-orthodox Hasidic communities. Our principal source of revenue derives from the sale of ads in our print and on-line directories.

      Effective September 28,1999, the wholly-owned subsidiaries of the Company, Dapey Assaf- Dapey Zahav Ltd. (a New York corporation) and Dapey Assaf - Hamadrikh Leassakim Be New York Ltd. (a New York corporation), were merged into DAG pursuant to the laws of the State of New York.

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

      Cash and cash equivalents include $1,000,000 that the Company pledged as security for a promissory note payable by its Chief Executive Officer ("CEO") to a third party. The restriction on such amount expires in conjunction with the settlement of such officers' promissory note, which is due on demand. See Note 11 below, with respect to information regarding the release of the restriction on these funds in January 2001.

      Directories in Progress/Advanced Billings for Unpublished Directories

      Directories in progress include direct costs incurred applicable to unpublished directories. Advanced billings for unpublished directories arise from billings on advertising contracts. Upon publication, revenue and the related expense are recognized.

      Fixed Assets

      Fixed assets are recorded at cost. Depreciation is provided on a straight-line basis to distribute costs evenly over the estimated useful economic lives of the assets, ranging from three to five years.

      Goodwill and Trademarks

      Goodwill and trademarks are amortized using the straight-line method over twenty-five years.

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

      Revenue Recognition

      Advertising revenues are recognized under the point-of-publication method, which is generally followed by publishing companies. Under this method, revenues and expenses are recognized when the related directories are published. Similarly, costs directly related to the publication of a directory in advance of publication are recorded as "Directories in progress" on the accompanying balance sheet and are recognized when the directory to which they relate is published. All other costs are expensed as incurred.

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements SAB No. 101" expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. The Company adopted SAB 101 effective January 1, 2000.

      In the past, the Company recognized non-printed advertising revenues related to its NewYellow directory sales upon launch of the applicable advertisement. In accordance with SAB 101, the Company began to recognize such revenues simultaneously with the related printed editions in which the advertisement was sold. In addition, the Company allocates directory sales over the number of printed editions, based on its past experience. Accordingly, the Company recorded a cumulative effect of change in accounting principle of $946,427, net of tax benefit of $435,356. The related revenues amounting to approximately $1,472,000 were recognized in full during 2000. Net effect of this change on fiscal 1999 is immaterial to the overall presentation of the financial statements. The following table represents the net effect for applying SAB 101 in the 2000 interim period.

                                          Three months period ended -
                                          ---------------------------
                                  3/31/2000      6/30/2000         9/30/2000
                                  ---------      ---------         ---------

As reported                       $ 421,654      $ (124,065)       $ 142,430
Effect for applying SAB 101         225,990        (133,746)         (33,921)
                               ----------------------------------------------
Net Income (Loss)                 $ 647,644      $ (257,811)       $ 108,509
                               ==============================================

Per Share Amounts:
------------------
Basic earnings per common
 share:
As reported                       $    0.15      $    (0.04)       $    0.05
Effect for applying SAB 101       $    0.08      $    (0.05)       $   (0.01)
                               ----------------------------------------------
Net Income (Loss)                 $    0.23      $    (0.09)       $    0.04
                               ----------------------------------------------

Diluted earnings per common
 share:
As reported                         $ 0.14       $    (0.04)       $    0.05
Effect for applying SAB 101         $ 0.08       $    (0.05)       $   (0.01)
                               ----------------------------------------------
Net Income (Loss)                   $ 0.22       $    (0.09)       $    0.04
                               ----------------------------------------------

      Earnings Per Share ("EPS")

      Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Under this standard, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes the potential dilution from the exercise of stock options and warrants for common shares using the treasury stock method.

      The following table reconciles the number of weighted average common shares outstanding for basic and diluted earning per share:

                                                  Years ended
                                                 December 31,
                                       ------------------------------
                                           2000               1999
                                           ----               ----

Basic                                    2,907,460         2,285,639
Incremental shares for
 assumed conversion of options               7,970               514
                                         ---------         ---------
Diluted                                  2,915,430         2,286,153
                                         =========         =========

      103,884 and 175,824 stock options and warrants were not included in the diluted earnings per share calculation for the 2000 and 1999 fiscal years, respectively, as their effect would have been anti-dilutive.

      Accounting for Long-Lived Assets

      The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). This statement establishes financial accounting and reporting standards for impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company does not believe that any such changes have taken place as of December 31, 2000.

      Stock-Based Compensation

      SFAS No. 123, "Accounting for Stock-Based Compensation", establishes a fair market value based method of accounting for an employee stock option plan but allows companies to continue to measure compensation cost for those plans using the intrinsic value based method prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees." Companies electing to continue using the accounting under APB Opinion No. 25 are required to present pro forma disclosure of net income and earnings per share as if the fair value based method of accounting had been applied. The Company has elected to continue to account for its stock-based compensation awards to employees and directors under the accounting prescribed by APB Opinion No. 25, and to provide the necessary pro forma disclosures as if the fair value method had been applied (Note 8).

3.    Fixed Assets, net

      Fixed assets, net consist of the following at December 31, 2000:

              Office equipment                 $ 153,036
              Automobiles                        117,696
              Leasehold improvements              19,661
                                               ---------
                     Total fixed assets          290,393
              Less:  accumulated depreciation
                and amortization                 (67,629)
                                               ---------
              Fixed assets, Net                $ 222,764
                                               =========

      Depreciation and amortization expense was approximately $93,000 and $62,000 for the years ended December 31, 2000 and 1999, respectively.

4.    Initial Public Offering

      On May 13, 1999, the Company's initial public offering of common shares was declared effective and trading of the Company's common shares commenced on the Nasdaq Small Cap Market. An aggregate of 1,325,000 common shares were sold in the offering of which 1,250,000 common shares were sold by the Company and 75,000 common shares were sold by Assaf Ran. The initial public offering price was $6.50 per share and the net proceeds to the Company, after payment of underwriting discounts and commissions and other expenses related to the offering of approximately $1,716,000 were $6,408,000. In addition, Mr. Ran repaid a loan offering of $221,000 out of the net proceeds he received from the sale of his common shares.

      In connection with the Company's initial public offering the Company issued 132,500 warrants to the underwriters of the initial public offering. The warrants are convertible into the same number of common shares at an exercise price of $7.80 per warrant. The warrants are exercisable over a four-year period beginning on the first anniversary of the offering.

5.    Acquisition of affiliates

      In connection with the initial public offering ("IPO"), the Company entered into an Exchange Agreement with Dapey Assaf-Dapey Zahav, Ltd. ("DAZ"), Dapey Assaf-Hamadrikh Leassakim Israelim Be New York, Ltd. ("DAH") and the shareholders of DAZ and DAH. Pursuant to the Exchange Agreement, on May 11, 1999 the shareholders of DAZ and DAH exchanged all of their common shares in DAZ and DAH, as the case may be, for the common shares of the Company and DAZ and DAH became wholly owned subsidiaries of the Company. The exchange has been accounted for under the purchase method of accounting, resulting in a "step up" in the basis of the Company's assets to the extent of the interests of the minority shareholders. The value of the stock issued for the purchase of the minority interest was approximately $1,393,000 (assuming a 10% discount from the initial public offering price) and has been allocated among the assets of the Company based on their relative fair market values. Of this amount, approximately $42,000 has been allocated to the Company's tangible assets, $350,000 has been allocated to the Company's trademarks, trade names and other intellectual property and $1,000,000 has been allocated to goodwill. The amounts allocated to the Company's intellectual property and goodwill are being amortized on a straight-line basis over 25 years. The pro forma effect of the aforementioned transaction is immaterial to the overall presentation of the financial statements.

6.    Income Taxes

      The provision for income taxes consists of the following:

                                               For the Years Ended
                                               -------------------
                                                  December 31,
                                                  ------------
                                              2000           1999
                                              ----           ----
      Current Taxes:
          Federal.....................     $ 237,725     $ 273,000
          State.......................       153,000       173,000
                                           ---------     ---------
                                             390,725       446,000

      Deferred Taxes:
          Federal.....................      (184,000)      (33,000)
          State.......................      (119,058)      (22,000)
                                           ---------     ---------
                                            (303,058)      (55,000)
                                           ---------     ---------
      Provision for income taxes......     $  87,667     $ 391,000
                                           =========     =========

      Deferred tax assets (liabilities) are comprised of the following:

                                                      For the Years Ended
                                                      -------------------
                                                          December 31,
                                                          ------------
                                                     2000            1999
                                                     ----            ----
Accounts receivable ..........................   $(1,053,000)   $(1,129,000)
Directories-in-progress ......................      (673,000)      (418,000)
                                                 -----------    -----------
    Gross deferred tax (liability) ...........    (1,726,000)    (1,547,000)
                                                 -----------    -----------

Advanced billings for unpublished directories      1,624,000      1,156,000
Other deferred tax liability .................       289,058        275,000
                                                 -----------    -----------
    Gross deferred tax asset .................     1,913,058      1,431,000
                                                 -----------    -----------
    Net deferred tax asset (liability) .......   $   187,058    $  (116,000)
                                                 ===========    ===========

      The Company is on the cash method of accounting for tax purposes. The deferred tax items indicated above are primarily a result of recognizing items of income or expense under the cash method in different periods from when those items are recognized for accrual basis financial purposes. The provision for income taxes on income differs from the amount computed by applying the U.S. federal income tax rate (34%) because of the effect of the following items:

                                                           For the Years Ended
                                                           -------------------
                                                               December 31,
                                                               ------------

                                                              2000       1999
                                                              ----       ----

Tax at U.S. federal income tax rate ....................   $ 59,000   $281,000

State income tax, net of U.S. federal income tax benefit     22,000    100,000
Other ..................................................      6,667     10,000
                                                           --------   --------
    Provision for income taxes .........................   $ 87,667   $391,000
                                                           ========   ========

7.    Simple IRA Plan

      On October 26, 2000, the Board of Directors approved a Simple IRA Plan (the "IRA Plan") for the purpose of attracting and retaining valuable employees. The IRA Plan was effective August, 2000 with a trustee, which allows up to 100 eligible employees to participate. It is a "Matching Contribution" plan under which eligible employees may contribute up to 6% of their yearly salary, on a pre-tax basis (with a cap of $6,000), with the Company matching on a dollar-for-dollar basis up to 3% of the employees' compensation (with a cap of $3,000). These thresholds are subject to change under notice by the trustee. The Company is not responsible for any other costs under this plan. For fiscal year 2000 the Company contributed $5,250 as a matching contribution to the IRA Plan.

8.    Stock Option Plan

      Immediately prior to the initial public offering, the Company adopted the DAG Media, Inc. 1999 Stock Option Plan (the "Plan") reserving 124,000 common shares of the Company for issuance upon exercise of stock options granted pursuant to the Plan. At the Company's annual shareholder meeting held on July 18, 2000, an amendment to the Company's Stock Option Plan to increase the maximum number of options issuable there under by 145,000 options was proposed and passed as of December 31, 2000. At December 31, 2000, 34,116 options are available for future grants under the plan.

      The exercise price of options granted under the Plan may not be less than the fair market value on the date of grant. The options may vest over a period not to exceed ten years. Stock options under the Plan may be awarded to officers, key-employees, consultants and non-employee directors of the Company. Under the Plan, every non-employee director of the Company is granted 7,000 options upon first taking office, and then upon each additional year in office. The objectives of the Plan include attracting and retaining key personnel, providing for additional performance incentives and promoting the success of the Company by increasing the efforts of such officers, employees, consultants and directors. The Plan is the only plan that the Company has adopted with stock options available for grant.

      The Company accounts for the employee options under APB Opinion No. 25, under which no compensation cost has been recognized as all options granted to employees during 2000 and 1999 have been granted at the fair market value of the Company's common stock. Options granted to consultants are accounted for under SFAS No. 123 and are measured using Black-Scholes option pricing model. Accordingly, deferred compensation costs of approximately $117,000 was recorded in 2000. Such costs will be amortized over the option vesting period (generally five years). In 2000, the Company charged $39,857 of compensation costs to operations. Had compensation cost for all options granted under the Plan been determined in accordance with SFAS No. 123, the Company's net income (loss) and EPS would have been changed as follows:

                                               Years ended December 31,
                                               ------------------------
                                              2000                  1999
                                              ----                  ----
Net income (loss)           As reported    $(425,311)             $433,411
                            Pro-forma      $(488,697)             $179,982

Basic EPS                   As reported       $(0.15)               $ 0.19
                            Pro-forma         $(0.17)               $ 0.08

Diluted EPS                 As reported       $(0.15)               $ 0.19
                            Pro-forma         $(0.17)               $ 0.08

      Under SFAS No. 123, the fair value of each option is estimated on the date of grant using Black-Scholes option-pricing model with the following weighted-average share assumptions used for grants in 2000 and 1999, respectively: (1) expected life of 5 years; (2) no dividend yield; (3) expected volatility 70% and 209%; (4) risk free interest rate of 6%.

      Weighted average fair value of options granted during 2000 and 1999 is $1.35 and $4.81, respectively.

The following summarizes stock option activity for 2000 and 1999:

                                                            Weighted Average
                                            Shares           Exercise Price
Outstanding at December 31, 1998                --                  --
Granted                                     101,824               $4.82
--------------------------------------------------------------------------------
Outstanding at December 31, 1999            101,824               $4.82
Granted                                     157,000               $2.59
Forfeited                                   (23,940)              $4.32
--------------------------------------------------------------------------------
Outstanding at December 31, 2000            234,884               $3.67
                                            -------               -----
--------------------------------------------------------------------------------
Exercisable at December 31, 2000            144,884               $3.95
--------------------------------------------------------------------------------

9.    Shareholders' Equity

      In August 1999, the Board of Directors of the Company authorized a stock repurchase program. The program authorizes the Company to purchase up to 150,000 common shares of the Company within the upcoming years. As of December 31, 2000, the Company has purchased 68,730 common shares at an aggregate cost of approximately $231,000. None of the proceeds of the Company's initial public offering have been used in connection with this stock repurchase program. The purpose of the stock repurchase program is to help the Company achieve its long-term goal of enhancing shareholder value. No additional shares were repurchased during fiscal year 2000.

10.   Commitments and Contingencies

Operating leases  -

           The Company has various lease and rental commitments ending 2003 for its offices, automobiles and equipment. At December 31, 2000, approximate future minimum rental payments under these commitments are as follows:

2001........................              $109,894
2002........................                49,869
2003........................                24,709
                                          --------
Total.......................              $184,472
                                          ========

Rent expense was approximately $109,000 and $71,000 in 2000 and 1999, respectively.

Employment Agreements -

      In March 1999, the Company entered into an employment agreement with Assaf Ran, its president and chief executive officer. Mr. Ran's employment term initially ends June 30, 2002 but renews automatically for successive one-year periods until either party gives 180 days written notice of its intention to terminate the agreement. Under the agreement, Mr. Ran will receive an annual base salary of $75,000, annual bonuses as determined by the compensation committee of the Board of Directors in its sole and absolute discretion, and is eligible to participate in all executive benefit plans established and maintained by the Company. Under the agreement, Mr. Ran has also agreed to a one-year non-competition period following the termination of his employment.

      On July 19, 1999, the Company entered into an employment agreement with Orna Kirsh, providing for her employment as Chief Financial Officer of the Company through July 19, 2001 at a base salary of $100,000. The agreement with Ms. Kirsh renews automatically for successive one-year periods until either party gives 14 days written notice of its intention to terminate the agreement.

11.   Subsequent Events

      On January 26, 2001 Chase Manhattan Bank released the restriction it placed on the $1,000,000 the Company assigned as security for a promissory note payable by the Company's CEO (See Note 2). This cash and accumulating interest is free of any liens and restrictions as of the aforementioned date.