Form 10QSB
period 2001-03-31
DAG MEDIA INC
filed 2001-05-09
CIK 1080340

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

                  For the Quarterly Period Ended March 31, 2001

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

      As of May 8, 2001, there were outstanding 2,907,460 shares of the issuer's common shares, $.001 par value.

                                 DAG MEDIA, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

                                                                     Page Number
                                                                     -----------

Item 1.    Financial Statements (unaudited)

           Balance Sheet at March 31, 2001 (unaudited)..............     2

           Statements of Operations for the Three
           Months Ended March 31, 2001 and 2000 (unaudited).........     3

           Statements of Cash Flows for the
           Three Months Ended March 31, 2001 and 2000 (unaudited)...     4

           Notes to Financial Statements (unaudited)................     5

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations............     7

Part II - OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds.................   11

Item 6.    Exhibits and Reports......................................   12

SIGNATURES ..........................................................   13

                                 DAG MEDIA, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2001
                                   (unaudited)

Assets
Current assets:

   Cash and cash equivalents                                                       $  7,154,030

   Trade accounts receivable, net of allowance for doubtful accounts of $475,157      2,280,328

   Directories in progress                                                            1,386,367

   Deferred tax asset                                                                   162,859

   Other current assets                                                                 153,732
                                                                                   ------------

         Total current assets                                                        11,137,316
                                                                                   ------------

Fixed assets, net of accumulated depreciation of $78,683                                212,822

Goodwill and trademarks, net of accumulated amortization of $101,324                  1,249,657

Other assets                                                                             14,196
                                                                                   ------------

         Total assets                                                              $ 12,613,991
                                                                                   ============

Liabilities and Shareholders' Equity
Current liabilities:
         Accounts payable and accrued expenses                                     $    123,320

         Accrued commissions and commissions payable                                    544,616

         Advanced billing for unpublished directories                                 3,351,648

         Income tax payable                                                             380,745
                                                                                   ------------

         Total current liabilities                                                    4,400,329
                                                                                   ------------

Shareholders' equity:
         Preferred shares - $.01 par value; 5,000,000 shares authorized;                     --
         no shares issued
         Common shares - $.001 par value; 25,000,000 authorized;                          2,976
         2,976,190 issued and 2,907,460 outstanding
         Additional paid-in capital                                                   7,916,701
         Treasury stock, at cost- 68,730 shares                                        (231,113)
         Deferred compensation                                                          (72,724)
         Retained earnings                                                              597,822
                                                                                   ------------
                Total shareholders'  equity                                           8,213,662
                                                                                   ------------
                Total liabilities and shareholders' equity                         $ 12,613,991
                                                                                   ============

       The accompanying notes are an integral part of this balance sheet.

                                 DAG MEDIA, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                 Three Months       Three Months
                                                                    Ended              Ended
                                                                March 31, 2001    March 31, 2000*
                                                                --------------    --------------
Advertising revenues                                             $ 1,503,199        $ 2,633,454
Publishing costs                                                     189,307            500,816
                                                                 -----------        -----------
      Gross profit                                                 1,313,892          2,132,638

Operating costs and expenses:

      Selling expenses                                               585,603            859,898

      General and administrative                                     675,086            678,681
                                                                 -----------        -----------

      Total operating costs and expenses                           1,260,689          1,538,579
                                                                 -----------        -----------

Income from operations                                                53,203            594,059

Interest income                                                       82,180             79,999
                                                                 -----------        -----------

Earnings from operations before provision for
income taxes                                                         135,383            674,058

Provision for income taxes                                            69,000            310,066

Cumulative effect of change in accounting principle,
net of tax benefit of $435,356                                            --           (511,071)
                                                                 -----------        -----------

Net income (loss) available to common shareholders               $    66,383        $  (147,079)
                                                                 ===========        ===========

Earnings (loss) per common share:
Basic -
Income before cumulative effect of change in                     $       .02        $       .13
accounting principle
Cumulative effect of change in accounting
principle                                                                 --               (.18)
                                                                 -----------        -----------
Net income (loss)                                                $       .02        $      (.05)
                                                                 ===========        ===========

Diluted -
Income before cumulative effect of change in                     $       .02        $       .13
accounting principle
Cumulative effect of change in accounting                                 --               (.18)
principle                                                        -----------        -----------
Net income (loss)                                                $       .02        $      (.05)
                                                                 ===========        ===========

Weighted average number of common shares outstanding

      - Basic                                                      2,907,460          2,907,460
                                                                 ===========        ===========
      - Diluted                                                    2,909,846          2,912,621
                                                                 ===========        ===========

   The accompanying notes are an integral part of these financial statements.

*See Note 2

                                 DAG MEDIA, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                   Three months       Three months
                                                                      Ended              Ended
                                                                  March 31, 2001     March 31, 2000
                                                                  --------------     --------------
Cash flows from operating activities:
  Net income                                                       $    66,383        $  (147,079)
  Adjustment to reconcile net income to net cash provided by by operating activities--
  Cumulative effect of change in accounting principle                       --            511,071
  Depreciation and amortization                                         24,564             22,025
  Amortization of deferred compensation                                  4,337                 --
  Bad debt expense                                                     234,000            318,652
  Deferred taxes                                                        24,199           (234,180)
       Changes in operating assets and liabilities--
       Accounts receivable                                            (215,061)          (475,393)
       Directories in progress                                          82,815            223,093
       Other current and non current assets                           (105,063)           (29,417)
       Accounts payable and accrued expenses                            47,567            588,912
       Accrued commissions and commissions payable                      (8,500)           (44,509)
       Advance billing for unpublished directories                    (193,563)        (1,072,661)
       Income taxes payable                                             44,800            536,827
                                                                   -----------        -----------
              Net cash provided by operating activities                  6,478            197,341
                                                                   -----------        -----------

Cash flows from investing activities:
    Purchase of fixed assets                                            (1,112)           (80,272)
                                                                   -----------        -----------
              Net cash used in investing activities                     (1,112)           (80,272)
                                                                   -----------        -----------

Net increase in cash                                                     5,366            117,069

Cash and cash equivalents, beginning of period                       7,148,664          7,200,857
                                                                   -----------        -----------

Cash and cash equivalents, end of period                           $ 7,154,030        $ 7,317,926
                                                                   ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements of DAG Media, Inc. ("DAG" or the "Company") included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements for the years ended December 31, 2000 and 1999 and the notes thereto included in the Company's 10KSB. Results of operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year.

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

2. NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements SAB No. 101" expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. The Company adopted SAB 101 effective January 1, 2000. The effect of the adoption of SAB 101 in the prior year was reflected as cumulative effect of change in accounting principle.

3. EARNINGS PER SHARE ("EPS") OF COMMON STOCK

The Company has applied Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" in its calculation and presentation of earnings per share - "basic" and "diluted". Under this standard, basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the potential dilution from the exercise of stock options and warrants for common shares using the treasury stock method.

The following table reconciles the number of weighted average common shares outstanding for basic and diluted earning per share:

                                                          Period ended March 31,
--------------------------------------------------------------------------------
                                                             2001       2000
--------------------------------------------------------------------------------
Basic                                                     2,907,460   2,907,460

Incremental shares for assumed conversion of options          2,386       5,161
================================================================================
Diluted                                                   2,909,846   2,912,621
================================================================================

The difference between basic and diluted weighted average common shares resulted from the assumption that the dilutive stock options outstanding were exercised. There were 154,884, and 65,324 convertible securities that were not included in the diluted earnings per share calculation for three-month period-ended March 31, 2001 and 2000 respectively, as their effect would have been anti-dilutive.

4. SUBSEQUENT EVENTS

In April, 2001, the Company made a strategic investment in an advertising solution provider, AdStar.Com (nasdaq: ADST). In consideration for a $250,000 payment to AdStar.Com ("AdStar"), the company received 250,000 units of AdStar; a unit consists of two shares of AdStar common stock and one warrant to purchase an additional share. AdStar is a leading provider of remote ad entry solutions for newspapers and advertisers. AdStar's products and services enable newspapers to increase advertising received directly from advertisers, thereby improving newspaper profitability.

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

The principal operating costs incurred in connection with publishing the directories are commissions payable to sales representatives and costs for paper and printing. Generally, advertising commissions are paid as advertising revenue is collected. However, in connection with New Yellow we pay commissions to our sales representatives even before we collect the related advertising revenue. We do not have any long-term agreements with paper suppliers or printers. Since ads are sold before we purchase paper and print a particular directory, a substantial increase in the cost of paper or printing costs would reduce our profitability. Administrative and general expenses include expenditures for marketing, insurance, rent, sales and local franchise taxes, licensing fees, office overhead and wages and fees paid to employees and contract workers (other than sales representatives).

Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Net advertising revenues

Net advertising revenues for three months ended March 31, 2001 were $1,503,000 compared to $2,633,000 for the three months ended March 31, 2000, a decrease of 42.9%. The decrease was primarily attributable to a change in the Company's publication schedule. Effective 2001, the Company chose to publish only one of its major publications in the first quarter of the fiscal year as opposed to publishing two major directories in the first quarter of fiscal year 2000. The change in publication dates was a part of the Company's operational plans implemented in order to employ the company's abilities and resources to publish and distribute its directories at the most optimal level possible.

Publication costs

Publication costs for the three months ended March 31, 2001 were $189,000 compared to $501,000, for the corresponding period in 2000, a decrease of 62.3%. As a percentage of net advertising revenues, publication costs were 12.6% in the period ending March 31, 2001 compared to 19.0 % in the corresponding 2000 period. This decrease primarily reflects the results of publishing one directory in the first quarter of fiscal 2001 compared with the two publications published in the first quarter of fiscal 2000.

Selling expenses

Selling expenses for the three months ended March 31, 2001 were $586,000 compared to $860,000 for the corresponding period in 2000, an decrease of 31.9%. As a percentage of net advertising revenues, selling expenses were 39.0% in the period ending March 31, 2001 compared to 32.7% in the corresponding 2000 period. This increase is reflective of an increase in our commission structure as well as the change in composition of the sales derivation, i.e. whether the sale was derived "in-house" from our own offices or from one of our Agency offices.

General and administrative costs

General and administrative expenses for the quarter ended March 31, 2001 were $675,000 compared to $679,000 for the same period in 2000. This consistency in costs is primarily attributable to careful monitoring of our overhead and the fact that in the first quarter of fiscal year 2001, there were no unusual occurrences or projects.

Interest income

For the quarter ended March 31, 2001, we had interest income of $82,000 compared to interest income of $80,000 for the quarter ended March 31, 2000. This interest is reflective of earnings on the investment of the net proceeds from our initial public offering in May 2000.

Provision for income taxes

Provision for income taxes for the three months ended March 31, 2001 and March 31, 2000 were $69,000 and $310,000, respectively. This represents a 46 % income tax rate compared with the rate used in the prior year 2000.

Net income (loss)

Net income for the quarter ended March 31, 2001 was $66,000 compared to a net loss of $147,000 for the corresponding period in 2000. This increase was primarily the result of the application of SAB101 in the first quarter of fiscal year 2000. As a percentage of net advertising revenues, net income for the three-month period ended March 31, 2001, increased to 4.4 % from (5.6 %) in the corresponding period in 2000.

Liquidity and Capital Resources

At March 31, 2001 we had cash and cash equivalents of $7,154,000 and working capital of $6,737,000 as compared to cash and cash equivalents of $7,318,000 and working capital of $6,853,000 at March 31,2000. The decreases primarily reflect the use of our proceeds for expanding and operating the Company.

Net cash provided by operating activities was $6,000 for the three-months ended March 31, 2001. For the comparable 2000 period, net cash operating activities was $197,000. The decrease in net cash provided by operating activities reflects the decreased sales resulting from the publication of one directory as compared with the publication of two directories in the three-month period ending March 31, 2001 and 2000, respectively.

Net cash used in investing activities was $1,000 for the three-months ended March 31, 2001. Net cash used by investing activities in the quarter ended March 31, 2001 was used for the purchase of equipment. For the comparable 2000 period, $80,000 was used in investing activities. Net cash used by investing activities in the quarter ended March 31, 2000 was primarily used for the purchase of improved accounting and data information systems.

There was no cash provided by financing activities for the three-months ended March 31, 2001 nor for the comparable 2000 period.

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
                                                                     -----------
                                                                     $ 1,701,237

(h)   Net proceeds: $6,423,763.

(i)   Amount of net offering proceeds used for the purposes listed below:

            Temporary investments with maturities of
            three months or less:                                    $ 5,688,536
                                                                     ===========
            New Yellow printing and distribution costs               $   735,227
                                                                     ===========

Item 6. Exhibits and Reports on Form 8-K

      (a)   Reports on Form 8-K - none

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DAG Media, Inc. (Registrant)


Date: May 8, 2001               By /s/ Assaf Ran
                                -------------------------------
                                       Assaf Ran,
                                       Chief Executive Officer and President


Date: May 8, 2001                       By: /s/ Orna Kirsh
                                        ----------------------------------------
                                                Orna Kirsh,
                                                Chief Financial and Accounting
                                                Officer