Form 10QSB
period 2001-06-30
DAG MEDIA INC
filed 2001-08-09
CIK 1080340

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

                  For the Quarterly Period Ended June 30, 2001

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

      As of August 10, 2001, there were outstanding 2,907,460 shares of the issuer's common shares, $.001 par value.

                                 DAG MEDIA, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION
                                                                    Page Number
                                                                    -----------
           Financial Statements (unaudited)

           Balance Sheet at June 30, 2001 (unaudited)..............  2

           Statements of Operations for the Three and Six
           Month Periods Ended June 30, 2001 and 2000..............  3

           Statements of Cash Flows for the Six
           Month Periods Ended June 30, 2001 and 2000..............  4

Item 1.    Notes to Financial Statements...........................  5

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations...........  7

Part II - OTHER INFORMATION

Item 3.    Changes in Securities and Use of Proceeds............... 12

Item 4.    Submission of Matters to a Vote of Security Holders..... 13

Item 5.    Exhibits and Reports.................................... 13

SIGNATURES ........................................................ 14

                                 DAG MEDIA, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2001
                                   (unaudited)

Assets
Current assets:

Cash and cash equivalents                                                          $  6,652,893
Restricted cash                                                                         244,987
Trade accounts receivable, net of allowance for doubtful accounts of $ 528,500        2,313,962
Directories in progress                                                               1,430,585
Deferred tax asset                                                                       78,202
Other current assets                                                                    210,700
                                                                                   ------------
         Total current assets                                                        10,931,329
                                                                                   ------------

Fixed assets, net of accumulated depreciation of $ 89,820                               243,619

Goodwill and trademarks, net of accumulated amortization of $ 114,835                 1,236,146

Other assets                                                                             17,346
                                                                                   ------------

         Total assets                                                              $ 12,428,440
                                                                                   ============

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable and accrued expenses                                              $    126,664
Accrued commissions and commissions payable                                             552,000
Advanced billing for unpublished directories                                          3,236,666
Income tax payable                                                                      296,090
                                                                                   ------------
         Total current liabilities                                                    4,211,420
                                                                                   ------------

Shareholders' equity:
Preferred shares - $ .01 par value; 5,000,000 shares authorized; no
shares issued                                                                                --
Common shares - $ .001 par value; 25,000,000 authorized;
2,976,190 issued and 2,907,460 outstanding                                                2,976
Additional paid-in capital                                                            7,916,701
Treasury stock, at cost- 68,730 shares                                                 (231,113)
Deferred compensation                                                                   (68,387)
Retained earnings                                                                       596,843
                                                                                   ------------
Total shareholders'  equity                                                           8,217,020
                                                                                   ------------
Total liabilities and shareholders' equity                                         $ 12,428,440
                                                                                   ============

       The accompanying notes are an integral part of this balance sheet.

                                 DAG MEDIA, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                      Three Months Ended June 30,        Six Months Ended June 30,
                                                          2001            2000             2001            2000
                                                          ----            ----             ----            ----
Advertising revenues                                  $ 1,431,633      $   135,498      $2,934,832     $ 2,768,952
Publishing costs                                          599,645           61,466         788,952         562,282
                                                      -----------      -----------      ----------     -----------
   Gross profit                                           831,988           74,032       2,145,880       2,206,670

Operating costs and expenses:
 Selling expenses                                         490,452           84,491       1,076,055         944,389
 Administrative and general                               513,083          568,976       1,188,169       1,247,657
                                                      -----------      -----------      ----------     -----------
   Total operating costs and expenses                   1,003,535          653,467       2,264,224       2,192,046

Interest income                                            80,708          106,263         162,888         186,262
Gain on sale of investments                                89,863               --          89,863              --
                                                      -----------      -----------      ----------     -----------
Other income                                              170,571          106,263         252,751         186,262

(Loss) earnings from operations before provision
(benefits) for income taxes and cumulative effect
of change in accounting principle                            (976)        (473,172)        134,407         200,886

Provision (benefit) for income taxes                           --         (215,359)         69,000         (94,707)

Cumulative effect of change in accounting
principle, net of tax benefit                                  --               --              --        (511,071)
                                                      -----------      -----------      ----------     -----------
Net (loss) income available to common
shareholders                                          $      (976)     $  (257,813)     $   65,407     $  (404,892)
                                                      ===========      ===========      ==========     ===========

Net (loss) income per common share
 --Basic
 Income before cumulative effect of change in
 accounting principle                                 $      0.00      $      (.09)     $      .02     $       .04
 Cumulative effect of change in accounting
 principle                                                     --               --              --            (.18)
                                                      -----------      -----------      ----------     -----------
 Net loss (income) per common share                   $      0.00      $      (.09)     $      .02     $      (.14)
                                                      ===========      ===========      ==========     ===========

 --Diluted
 Income before cumulative effect of change in
 accounting principle                                 $      0.00      $      (.09)     $      .02     $       .04
 Cumulative effect of change in accounting
 principle                                                     --               --              --            (.18)
                                                      -----------      -----------      ----------     -----------
 Net loss (income) per common share                   $      0.00      $      (.09)     $      .02     $      (.14)
                                                      ===========      ===========      ==========     ===========

Weighted average number of common shares
outstanding
 --Basic                                                2,907,460        2,907,460       2,907,460       2,907,460
                                                      ===========      ===========      ==========     ===========
 --Diluted                                              2,907,460        2,907,460       2,910,384       2,908,133
                                                      ===========      ===========      ==========     ===========

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                 Six Months          Six Months
                                                                   Ended               Ended
                                                               June 30, 2001       June 30, 2000
                                                               -------------       -------------
Cash flows from operating activities:
  Net income (loss)                                             $    65,407         $  (404,892)
  Adjustment to reconcile net income to net cash used in
  operating activities--
  Cumulative effect of change in accounting principle                    --             511,071
  Depreciation and amortization                                      49,210              45,374
  Amortization of deferred compensation                               8,674                  --
  Bad debt expense                                                  375,000             526,933
  Deferred taxes                                                    108,856            (381,067)
   Gain on sale of investments                                      (89,863)                 --
       Changes in operating assets and liabilities--
       Accounts receivable                                         (389,695)           (721,390)
       Directories in progress                                       38,597            (222,504)
       Advances to employees                                         (6,543)            (90,841)
       Other current and noncurrent assets                          (96,138)            (60,440)
       Accounts payable and accrued expenses                         50,910              23,551
       Accrued commissions and commissions payable                   (1,116)             71,674
       Advance billing for unpublished directories                 (308,545)            187,404
       Income taxes payable                                         (39,855)            472,776
                                                                -----------         -----------
              Net cash used in operating activities                (235,101)            (42,351)
                                                                -----------         -----------

Cash flows from investing activities:
     Restricted cash                                               (244,987)                 --
     Investment in AdStar                                          (250,000)                 --
     Proceeds from sales                                            277,363                  --
     Purchase of fixed assets                                       (43,046)           (102,812)
                                                                -----------         -----------
             Net cash used in investing activities                 (260,670)           (102,812)
                                                                -----------         -----------

Net decrease in cash                                            $  (495,771)           (145,163)
                                                                -----------         -----------

Cash and cash equivalents, beginning of period                    7,148,664           7,200,857
                                                                -----------         -----------

Cash and cash equivalents, end of period                        $ 6,652,893         $ 7,055,694
                                                                ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.
                      Item 1. NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

1. THE COMPANY

The accompanying unaudited financial statements of DAG Media, Inc. ("DAG" or the "Company") included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements for the years ended December 31, 2000 and the notes thereto included in the Company's 10KSB and Registration Statement on Form SB-2, respectively. Results of operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year.

2. NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB approved SFAS Nos. 141 and 142 entitled "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. SFAS No. 141, among other things, eliminates the pooling of interests method of accounting for business acquisitions entered into after June 30, 2001. SFAS No. 142 requires companies to use a fair-value approach to determine whether there is an impairment of existing and future goodwill. These statements are effective beginning January 1, 2002. The Company is in the process of evaluating the SFAS Nos. 141 and 142 and the effect that it will have on the Company's financial position, results of operations and cash flows.

3. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

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

4. RESTRICTED CASH

In April, 2001, the Company made a strategic investment in an advertising solution provider, AdStar.Com (nasdaq: ADST). In consideration for a $250,000 payment to AdStar.Com ("AdStar"), the company received 250,000 units of AdStar; a unit consists of two shares of AdStar common stock and one warrant to purchase an additional share. AdStar is a leading provider of remote ad entry solutions for newspapers and advertisers. AdStar's products and services enable newspapers to increase advertising received directly from advertisers, thereby improving newspaper profitability. The Company sold substantially all the securities acquired in the aforementioned transaction. Of the common shares sold, 350,000 shares were sold that were pending settlement. The cash from the sale of these shares is being held under restriction until the transfer of the shares is completely settled. The shares settled and the restricted cash was released in July 2001.

5. EARNINGS PER SHARE OF COMMON STOCK

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

The numerator in calculating both basic and diluted earnings per common share for each period is the reported net income. The denominator is based on the following weighted average number of common shares:

                                                       Six Months Ended June 30,
                                                           2001         2000
--------------------------------------------------------------------------------
Basic                                                    2,907,460    2,907,460

Incremental shares for assumed conversion of options         2,924          673
--------------------------------------------------------------------------------
Diluted                                                  2,910,384    2,908,133
--------------------------------------------------------------------------------

The difference between basic and diluted weighted average common shares resulted from the assumption that the dilutive stock options outstanding were exercised. There were 359,884 and 241,884 stock options and warrants not included in the diluted earnings per share calculation for the respective six months and three months periods ended June 30, 2001, as their effect would have been anti-dilutive. For the respective six months and three months period ended June 30,2000, there were 74,384 and 86,884 stock options and warrants not included in the diluted earnings per share calculation as their effect would have been anti-dilutive.

6. SIGNIFICANT EVENTS

In May 2001, the Company authorized the opening of its third independent agency, Five Boroughs Media Inc. in Manhattan. This agency will focus on promoting and selling advertising for the New Yellow directory.

At the Company's annual shareholder meeting held on June 22, 2001, an amendment to the Company's Stock Option Plan to increase by 145,000 options the maximum number of options issuable there under was proposed and passed. Additionally, 70,000 options were approved for grant to Assaf Ran, the Company's CEO.

7. OTHER MATTERS

On July 9, 2001, the Company's CFO, Secretary, Treasurer and a Board Director, Orna Kirsh submitted her resignation due to personal considerations. She will remain with the Company through August 15, 2001 and will be available for consultation until the Company finds a new CFO. Yael Shimor-Golan will take over the position of Corporate CFO effective with Miss Kirsh's resignation on August 15, 2001.

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

NewYellow was launched on May 12, 1999 as the Company's first general interest, English only yellow page directory. The first NewYellow publication was printed and distributed in March 2000. NewYellow competes directly with the Verizon Yellow Pages in New York City. New Yellow is the only general interest yellow page directory to provide full-color advertisements. NewYellow was also the first directory to include e-mail addresses. Also, as part of our service, we offer to all New Yellow advertisers free e-mail addresses as well as electronic mail boxes. These mailboxes are often used to provide our advertisers with electronic referrals. NewYellow is available online at our web site www.newyellow.com. New Yellow is now in its third year of production.

Our principal source of revenue derives from the sale of ads for our NewYellow and Jewish Israeli Yellow Pages directories. Our NewYellow rates are significantly less than those of the Verizon Yellow Pages and must remain so in order to maintain our competitive sales advantage with our advertisers.

Advertising fees, whether collected in cash or evidenced by an agreement, generated in advance of publication dates, are recorded as "Advanced billings for unpublished directories" on our balance sheet. Many of our advertisers pay the ad fee over a period of time. In that case, the entire amount of the deferred payment is booked as a receivable. Revenues are recognized at the time the directory in which the ad appears is published.

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

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Advertising revenues

Advertising revenues for three months ended June 30, 2001 were $1,432,000 compared to $135,000 for the three months ended June 30, 2000, an increase of $1,297,000. The increase was primarily attributable to the fact that only The Jewish Master Guide directory was published in the three months period ended June 30, 2000 whereas in the three months period ended June 30, 2001 both The Jewish Master Guide directory and the New Yellow directory were published.

Publication costs

Publication costs for the three months ended June 30, 2001 were $600,000 compared to $61,000, for the corresponding period in 2000, an increase of $539,000. As a percentage of advertising revenues, publication costs were 41.9% in the period ending June 30, 2001 compared to 45.2%, in the corresponding 2000 period. The increase in publication costs primarily reflects that in the three month period ending June 30, 2001, we published two directories including the larger New Yellow directory. The decrease in the publication cost as a percentage of revenues is a result of minor decreases in the overall publication costs.

Selling expenses

Selling expenses for the three months ended June 30, 2001 were $490,000 compared to $84,000 for the corresponding period in 2000, an increase of $406,000. This increase is primarily a result of the increased sales.

General and administrative costs

General and administrative expenses for the quarter ended June 30, 2001 were $513,000 compared to $569,000 for the same period in 2000, a decrease of 9.8 %. This decrease is primarily attributable to (1) decreased bad debt expense related to the Company's assessment of its allowance for doubtful accounts (2) decreased consulting and investor relation costs.

Other income

For the quarter ended June 30, 2001, the Company had other income of $171,000 compared to other income of $106,000 for the quarter ended June 30, 2000. This increase was attributable to the gains on sales of the AdStar securities sold by the Company.

Provision (benefit) for income taxes

There was no provision for income taxes for the three months ended June 30, 2001 as opposed to an income tax benefit of $215,000 for the three month period ended June 30, 2000. In the second quarter of 2001, we used a 46% rate to calculate taxes on the expected annual income.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Advertising revenues

Advertising revenues for the six months ended June 30, 2001 were $2,935,000 compared to $2,769,000 for the six months ended June 30, 2000, an increase of $166,000 or 6.0%. The increase was primarily attributable to increased advertising revenue, primarily with respect to the third time publication of New Yellow.

Publication costs

Publication costs for the six months ended June 30, 2001 were $789,000 compared to $562,000 for the corresponding period in 2000, an increase of $227,000 that is attributable to the growth of the directories and increased costs relating particularly to New Yellow. As a percentage of net advertising revenues, publication costs were 26.9% in the 2001 period compared to 20.3%, in the 2000 period. The differential in publication costs can vary as it corresponds to the particular requirements of the directory being published and on the prevalent paper costs.

Selling expenses

Selling expenses for the six months ended June 30, 2001 were $1,076,000 compared to $944,000 for the corresponding period in 2000, an increase of 14.0%. As a percentage of advertising revenues, selling expenses increased to 36.7% from 34.1%. The increase in selling expenses was attributable to the increases in advertising revenues as well as an increase in the bonus payments paid on the commission rates particularly associated with New Yellow sales.

Administrative and general costs

Administrative and general costs for the six months ended June 30, 2001 were $1,188,000 compared to $1,248,000 for the same period in 2000, a decrease of 4.8%. The decrease was primarily attributable to (1) a decrease in the expense for uncollectible receivables (2)
ceasing to outsource the responsibilities of investor relations and (3) decreased consulting costs.

Other income

For the six months ended June 30, 2001 the Company had other income of $253,000 compared to other income of $186,000 for the six months ended June 30, 2000. This increase was primarily attributable to the approximate $89,000 gain on sale of AdStar securities previously invested in.

Provision (benefit) for income taxes

Provision (benefit) for income taxes for the six months ended June 30, 2001 and June 30, 2000 were $69,000 and $(95,000), respectively. The increase in the provision for income taxes was directly attributable to the change in operating income.

Liquidity and Capital Resources

At June 30, 2001 we had cash and cash equivalents of $6,653,000 and working capital of $6,720,000 as compared to cash and cash equivalents of $7,056,000 and working capital of $6,592,000 at June 30, 2000. The decrease primarily reflects the cash placed under restriction due to the pending settlement of the AdStar shares previously invested in.

Net cash used in operating activities was $235,000 for the six months ended June 30, 2001. For the comparable 2000 period, net cash used in operating activities was $42,000. The increase in net cash used in operating activities reflects increased costs particularly relating to the expansion of the company and the publication of the New Yellow Manhattan directory.

Net cash used in investing activities was $261,000 for the six months ended June 30, 2001. Net cash used in investing activities for the quarter ended June 30, 2001 was primarily used for the investment in AdStar. For the comparable 2000 period net cash used in investing activities was $103,000.

There was no cash used in financing activities for the periods ended June 30, 2001 and 2000, respectively.

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

                                 DAG MEDIA, INC.

                            PART II-OTHER INFORMATION

Item 3. Changes in Securities and Use of Proceeds

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
                                                                      ==========

Item 4. Submission of Matters to a Vote of Security Holders

      A.    The Annual Meeting of Stockholders was held on Friday, June 22,
            2001.

      B. The names of the directors elected at the meeting: Assaf Ran, Michael J. Jackson, Orna Kirsh, Phillip Michals, Eran Goldschmid, and Stephen A. Zelnick. There are no directors whose term of office has not continued.

      C. At the Annual Meeting the following matters were approved by the vote indicated:

      1.    Election of six directors:

                               FOR      AGAINST    ABSTAINED    BROKER NONVOTES
      Assaf Ran             2,638,704   16,900
      Michael J. Jackson    2,638,704   16,900
      Orna Kirsh            2,638,704   16,900
      Phillip Michals       2,638,704   16,900
      Eran Goldschmid       2,638,604   17,000
      Stephen A. Zelnick    2,638,704   16,900

      2.    Approval of an amendment to the Company's Stock Option Plan:

               FOR            AGAINST       ABSTAINED     BROKER NONVOTES
            2,629,689         24,415         1,500

Item 5. Exhibits and Reports on Form 8-K

      (a)   Reports on Form 8-K - none

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DAG Media, Inc. (Registrant)


Date: August 10, 2001                        By /s/ Assaf Ran
                                             -----------------------------------
                                          Assaf Ran, President


Date: August 10, 2001                        By: /s/ Orna Kirsh
                                             -----------------------------------
                                          Orna Kirsh, Chief Financial Officer