Form 10QSB
period 2001-09-30
DAG MEDIA INC
filed 2001-11-15
CIK 1080340

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

                For the Quarterly Period Ended September 30, 2001

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

      As of November 6, 2001, there were outstanding 2,907,460 shares of the issuer's common shares, $.001 par value.

                                 DAG MEDIA, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                     Page Number
                                                                     -----------

Part I - FINANCIAL INFORMATION

           Financial Statements (unaudited)

           Balance Sheet at September 30, 2001 ....................   2

           Statements of Operations for the Three and Nine
           Month Periods Ended September 30, 2001 and 2000.........   3

           Statements of Cash Flows for the Nine
           Month Periods Ended September 30, 2001 and 2000.........   4

Item 1.    Notes to Financial Statements...........................   5

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations...........   7

Part II - OTHER INFORMATION

Item 3.    Changes in Securities and Use of Proceeds...............  12

Item 4.    Submission of Matters to a Vote of Security Holders.....  13

Item 5.    Exhibits and Reports....................................  13

SIGNATURES ........................................................  14

                                 DAG MEDIA, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (unaudited)

Assets
Current assets:

   Cash and cash equivalents                                                          $  6,964,760

   Trade accounts receivable, net of allowance for doubtful accounts of $ 595,000        2,563,268

   Directories in progress                                                               1,344,481

   Deferred tax assets                                                                      15,028

   Other current assets                                                                    253,592
                                                                                      ------------

         Total current assets                                                           11,141,129
                                                                                      ------------

Fixed assets, net of accumulated depreciation of $ 101,172                                 232,892

Goodwill and trademarks, net of accumulated amortization of $ 128,345                    1,222,636

Other assets                                                                                17,346
                                                                                      ------------

         Total assets                                                                 $ 12,614,003
                                                                                      ============

Liabilities and Shareholders' Equity

Current liabilities:
         Accounts payable and accrued expenses                                        $    135,445

         Accrued commissions and commissions payable                                       660,000

         Advanced billings for unpublished directories                                   3,148,638

         Income tax payable                                                                331,405
                                                                                      ------------

         Total current liabilities                                                       4,275,488
                                                                                      ------------

Shareholders' equity:
         Preferred shares - $ .01 par value; 5,000,000 shares authorized; no
         shares issued                                                                          --
         Common shares - $ .001 par value; 25,000,000 authorized;
         2,976,190 issued and 2,907,460 outstanding                                          2,976
         Additional paid-in capital                                                      7,916,701
         Treasury stock, at cost- 68,730 shares                                           (231,113)
         Deferred compensation                                                             (64,050)
         Retained earnings                                                                 714,001
                                                                                      ------------
             Total shareholders'  equity                                                 8,338,515
                                                                                      ------------
             Total liabilities and shareholders' equity                               $ 12,614,003
                                                                                      ============

       The accompanying notes are an integral part of this balance sheet.

                                 DAG MEDIA, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                  Three Months Ended September 30,   Nine Months Ended September 30,
                                                        2001             2000             2001             2000
                                                        ----             ----             ----             ----
Advertising revenues                                $ 1,464,425      $ 1,717,985      $ 4,399,257      $ 4,486,937
Publishing costs                                        212,922          308,118        1,001,873          875,362
                                                    -----------      -----------      -----------      -----------
   Gross profit                                       1,251,503        1,409,867        3,397,384        3,611,575

Operating costs and expenses:
 Selling expenses                                       624,000          632,667        1,700,054        1,577,056
 Administrative and general                             479,407          686,461        1,667,598        1,929,155
                                                    -----------      -----------      -----------      -----------
   Total operating costs and expenses                 1,103,407        1,319,128        3,367,652        3,506,211

Interest income                                          74,018          111,253          320,324          297,514
                                                    -----------      -----------      -----------      -----------
Other income                                             74,018          111,253          320,324          297,514

Earnings from operations before provision for
income taxes and cumulative effect of change in
accounting principle                                    222,114          201,992          350,056          402,878

Provision for income taxes                              (98,490)        (110,869)        (167,490)        (205,576)

Cumulative effect of change in accounting
principle, net of tax benefit                                --               --               --         (511,071)
                                                    -----------      -----------      -----------      -----------
Net (loss) income available to common
shareholders                                        $   123,624      $    91,123      $   182,566      $  (313,769)
                                                    ===========      ===========      ===========      ===========

Net (loss) income per common share
 --Basic
 Income before cumulative effect of change in
 accounting principle                               $      0.04      $      0.03      $      0.06      $      0.07
 Cumulative effect of change in accounting
 principle                                                   --               --               --      $     (0.18)
                                                    -----------      -----------      -----------      -----------
 Net loss (income) per common share                 $      0.04      $      0.03      $      0.06      $     (0.11)
                                                    ===========      ===========      ===========      ===========

 --Diluted
 Income before cumulative effect of change in
 accounting principle                               $      0.04      $      0.03      $      0.06      $      0.07
 Cumulative effect of change in accounting
 principle                                                   --               --               --      $     (0.18)
                                                    -----------      -----------      -----------      -----------
 Net loss (income) per common share                 $      0.04      $      0.03      $      0.06      $     (0.11)
                                                    ===========      ===========      ===========      ===========

Weighted average number of common shares
outstanding
 --Basic                                              2,907,460        2,907,460        2,907,460        2,907,460
                                                    ===========      ===========      ===========      ===========
 --Diluted                                            2,908,744        2,907,460        2,914,438        2,910,201
                                                    ===========      ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                    Nine Months      Nine Months
                                                                       Ended            Ended
                                                                   September 30,    September 30,
                                                                        2001             2000
                                                                   -------------    -------------
Cash flows from operating activities:
  Net income (loss)                                                $   182,566      $  (313,769)
  Adjustment to reconcile net income to net cash (used in)
  provided by operating activities-
  Cumulative effect of change in accounting principle                       --          511,071
  Depreciation and amortization                                         74,073           69,172
  Amortization of deferred compensation                                 13,011               --
  Bad debt expense                                                     454,115          762,457
  Deferred taxes                                                       187,057          (12,579)
       Changes in operating assets and liabilities--
       Accounts receivable                                            (718,116)        (803,462)
       Directories in progress                                         124,701         (125,906)
       Advances to employees                                           (99,443)         (27,553)
       Other current and noncurrent assets                            (108,632)         (30,833)
       Accounts payable and accrued expenses                            59,692           29,809
       Accrued commissions and commissions payable                     106,883          (14,641)
       Advance billing for unpublished directories                    (396,573)        (230,611)
       Income taxes payable                                            (19,567)         203,961
                                                                   -----------      -----------
           Net cash (used in) provided by operating activities        (140,233)          17,116
                                                                   -----------      -----------

Cash flows from investing activities:
     Restricted cash                                                        --       (1,000,000)
     Purchase of fixed assets                                          (43,671)        (107,243)
                                                                   -----------      -----------
           Net cash used in investing activities                       (43,671)      (1,107,243)
                                                                   -----------      -----------

Net decrease in cash                                               $  (183,904)      (1,090,127)
                                                                   -----------      -----------

Cash and cash equivalents, beginning of period                       7,148,664        7,200,857
                                                                   -----------      -----------

Cash and cash equivalents, end of period                           $ 6,964,760      $ 6,110,730
                                                                   ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.
                      Item 1. NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001

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

2. NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB approved SFAS Nos. 141 and 142 titled "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. SFAS No. 141, among other things, eliminates the pooling of interests method of accounting for business acquisitions entered into after June 30, 2001. SFAS No. 142 requires companies to use a fair-value approach to determine whether there is an impairment of existing and future goodwill. These statements are effective beginning January 1, 2002. The Company is in the process of evaluating the SFAS Nos. 141 and 142 and the effect that it will have on the Company's financial position, results of operations and cash flows.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 will be effective for financial statements of fiscal years beginning after December 15, 2001. We anticipate that it will have no material impact on the Company's consolidated financial results.

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

The numerator in calculating both basic and diluted earnings per common share for each period is the reported net income. The denominator is based on the following weighted average number of common shares:

                                                     Nine Months Ended September
                                                                 30,
                                                          2001          2000
--------------------------------------------------------------------------------
Basic                                                  2,907,460     2,907,460

Incremental shares for assumed conversion of options       6,978         2,741
--------------------------------------------------------------------------------
Diluted                                                2,914,438     2,910,201
--------------------------------------------------------------------------------

The difference between basic and diluted weighted average common shares resulted from the assumption that the dilutive stock options outstanding were exercised. There were 359,884 and 221,884 stock options and warrants not included in the diluted earnings per share calculation for the three months period ended September 30, 2001, as their effect would have been anti-dilutive. For the respective nine months and three months period ended September 30, 2000, there were 155,884 and 104,884 stock options and warrants not included in the diluted earnings per share calculation as their effect would have been anti-dilutive.

5. SIGNIFICANT EVENTS

The tragic events of September 11th are expected to affect the sales of the New Yellow directory, which is distributed in Manhattan. Following the World Trade Center disaster the Company closed its Wall Street office for a few weeks. Other offices in Manhattan and Long Island were affected by the severe disturbances to the phone service in the New York area. The Company's management cannot yet quantify the affect of these events on the next quarter's sales.

6. SHAREHOLDER'S EQUITY

In September 20, 2001 the Board of the Directors of the Company authorized a stock repurchase program that allows the Company to purchase up to 200,000 common shares of the Company, out of the available funds of the Company, in the open market within the ensuing year. The purpose of the stock repurchase program is to help the Company achieve its long-term goal of enhancing shareholders value. No shares have been yet purchased under this program.

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

NewYellow was launched on May 12, 1999 as the Company's first general interest, English only yellow page directory. The first NewYellow publication was printed and distributed in March 2000, the fourth edition was printed and distributed in October 2001 and the fifth edition is expected to be printed in April 2002. New Yellow competes directly with the Verizon Yellow Pages directory in New York City. New Yellow is the only general interest yellow page directory in New York that provides full-color advertisements. NewYellow was also the first directory to include e-mail addresses. Also, as part of our service, we offer to all New Yellow advertisers free e-mail addresses as well as electronic mail boxes. These mailboxes are often used to provide our advertisers with electronic referrals. NewYellow is available online at our web site www.newyellow.com. New Yellow is now in its third year of production.

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

The principal operating costs incurred in connection with publishing the directories are commissions payable to sales representatives and costs for paper, printing and distribution. Generally, advertising commissions are paid as advertising revenue is collected. However, in connection with New Yellow we pay commissions to our sales representatives even before we collect the related advertising revenue. We do not have any long term agreements with paper suppliers or printers. Since ads are sold before we purchase paper and print a particular directory, a substantial increase in the cost of paper or printing costs would reduce our profitability. Administrative and general expenses include expenditures for marketing, insurance, rent, sales and local franchise taxes, licensing fees, office overhead and wages and fees paid to employees and contract workers (other than sales representatives).

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Advertising revenues

Advertising revenues for three months ended September 30, 2001 were $1,464,000 compared to $1,718,000 for the three months ended September 30, 2000, a decrease of $254,000. The decrease was primarily attributable to the general slowdown in business activity and reflects a decrease in sales of the 2001 edition of the Jewish Yellow Pages directory.

Publication costs

Publication costs for the three months ended September 30, 2001 were $213,000 compared to $308,000, for the corresponding period in 2000, a decrease of $95,000. As a percentage of advertising revenues, publication costs were 14.55% in the period ending September 30, 2001 compared to 17.92%, in the corresponding 2000 period. The decrease in publication costs primarily reflects the decrease in sales in the three months period ending September 30, 2001. The decrease in publication cost as a percentage of revenues is a result of decreases in the overall publication costs.

Selling expenses

Selling expenses for the three months ended September 30, 2001 were $624,000 compared to $633,000 for the corresponding period in 2000, a decrease of $9,000. This decrease is primarily a result of the decrease sales.

General and administrative costs

General and administrative expenses for the quarter ended September 30, 2001 were $479,000 compared to $686,000 for the same period in 2000, a decrease of
30.17 %. This decrease is primarily attributable to (1) decreased bad debt expense related to the Company's assessment of its allowance for doubtful accounts (2) decreased consulting and Investor relation costs (3) decreased travel costs and miscellaneous expenses due to better tracking of expense items.

Other income

For the quarter ended September 30, 2001, the Company had other income of $74,000 compared to other income of $111,000 for the quarter ended September 30, 2000. This decrease was attributable to the decrease in interest rates resulting in a decrease in interest income in the third quarter of 2001.

Provision for income taxes

There was a provision for income taxes for the three months ended September 30, 2001 and September 30, 2000 of $98,000 and $111,000, respectively. In the third quarter of 2001, we used a 46% rate to calculate taxes on the expected annual income.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Advertising revenues

Advertising revenues for the Nine months ended September 30, 2001 were $4,399,000 compared to $4,487,000 for the nine months ended September 30, 2000, a decrease of $88,000 or 1.96%. The decrease was primarily attributable to the general slowdown in business activity and reflects a decrease in sales of the 2001 edition of the Jewish Yellow Pages directory.

Publication costs

Publication costs for the nine months ended September 30, 2001 were $1,002,000 compared to $875,000 for the corresponding period in 2000, an increase of $127,000 that is attributable to the increased costs relating particularly to New Yellow. The company hired a new distributing company for a better distribution of the New Yellow, the rates of the new distributor are higher by 35% then the previous one. As a percentage of net advertising revenues, publication costs were 22.77% in the 2001 period compared to 19.50%, in the 2000 period. The differential in publication costs can vary as it corresponds to the particular requirements of the directory being published and on the prevalent paper costs.

Selling expenses

Selling expenses for the nine months ended September 30, 2001 were $1,700,000 compared to $1,577,000 for the corresponding period in 2000, an increase of 7.80%. As a percentage of advertising revenues, selling expenses increased to 38.65% from 35.15%. The increase in selling expenses was attributable to the Company's policy to hire and train more sales representatives as well as an increase in bonus payments paid on the commission rates particularly associated with New Yellow sales.

Administrative and general costs

Administrative and general costs for the nine months ended September 30, 2001 were $1,668,000 compared to $1,929,000 for the same period in 2000, a decrease of 13.53%. The decrease was primarily attributable to (1) a decrease in the expense for uncollectible receivables (2) reduction in relations investor (3) decreased consulting costs and (4) decreased travel costs and miscellaneous expenses.

Other income

For the nine months ended September 30, 2001 the Company had other income of $320,000 compared to other income of $298,000 for the nine months ended September 30, 2000. This increase was primarily attributable to the approximate $89,000 gain on sale of AdStar securities offset by a decrease in interest income.

Provision for income taxes

Provision for income taxes for the nine months ended September 30, 2001 and September 30, 2000 were $167,000 and $206,000, respectively. The decrease in the provision for income taxes was directly attributable to the change in operating income.

Liquidity and Capital Resources

At September 30, 2001 we had cash and cash equivalents of $6,965,000 and working capital of $6,866,000 as compared to cash and cash equivalents of $6,111,000 and working capital of $6,366,000 at September 30, 2000. The increase primarily reflects the cash placed under restriction due to the pending settlement of the AdStar shares previously invested in.

Net cash used in operating activities was $140,000 for the nine months ended September 30, 2001. For the comparable 2000 period, net cash provided by operating activities was $17,000. The increase in net cash used in operating activities reflects increased costs particularly relating to the expansion of the company and the publication of the New Yellow Manhattan directory.

Net cash used in investing activities was $44,000 for the nine months ended September 30, 2001. Net cash used in investing activities for the quarter ended September 30, 2001 was primarily used for the investment in AdStar. For the comparable 2000 period net cash used in investing activities was $1,107,000.

There was no cash used in financing activities for the periods ended September 30, 2001 and 2000, respectively.

We anticipate that our current cash balances together with our cash flows from operations will be sufficient to fund the production of our directories and the maintenance of our web site as well as increases in our marketing and promotional activities for the next 12 months.

However, we expect our working capital requirements to increase over the next 12 months as we continue to market our directories and expand our on-line services, in particular for NewYellow.

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

                                      DAG Media, Inc. (Registrant)


Date:  November 6, 2001               By /s/ Assaf Ran
                                      ------------------------------------------
                                      Assaf Ran, President


Date:  November 6, 2001               By: /s/  Yael Shimor-Golan
                                      ------------------------------------------
                                      Yael Shimor-Golan, Chief Financial Officer