Form 10KSB40
period 2001-12-31
DAG MEDIA INC
filed 2002-03-04
CIK 1080340

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

      For the Fiscal Year ended December 31, 2001

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      For the year ended December 31, 2001, the revenues of the registrant were $5,586,000.

      The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based on the closing price on the Nasdaq SmallCap Market on March 4, 2002 of $ 1.32 , was approximately $ 1,970,582.

      As of March 4, 2002 the registrant has a total of 2,907,460 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                 DAG MEDIA, INC.

                            Form 10-KSB Annual Report
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
   Item 1.  Description of Business ......................................    4
   Item 2.  Description of Property ......................................   10
   Item 3.  Legal Proceedings ............................................   10
   Item 4.  Submission of Matters to a Vote of Security Holders ..........   10

PART II
   Item 5.  Market for Common Equity and Related Stockholder Matters .....   10
   Item 6.  Management's Discussion and Analysis or Plan of Operations ...   11
   Item 7.  Financial Statements .........................................   15
   Item 8.  Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure ...................................   15

PART III
   Item 9.  Directors, Executive Officers, Promoters and Control
              Persons; Compliance with Section 16(a) of the Exchange Act .   15
   Item 10. Executive Compensation .......................................   17
   Item 11. Security Ownership of Certain Beneficial Owners and
              Management .................................................   18
   Item 12. Certain Relationships and Related Transactions ...............   18
   Item 13. Exhibits, List and Reports on Form 8-K .......................   19

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

Industry background

      In 2001, yellow page advertising revenues in the United States were estimated by the Yellow Pages Publishers Association ("YPPA") to be $13.6 billion up from $13.2 billion in 2000 of which approximately 90% was estimated to be in publications issued by the major telephone companies. This represents a growth of approximately 2.8 percent over the previous year. The data is based on the aggregate results provided to the institute by Yellow Pages publishers in the United States. It includes local and national spending in the more than 6,000 Yellow Pages directories published domestically.

Products and services

      NewYellow. On May 12, 1999, we launched a general interest yellow page directory at the request of our ethnic directory advertisers who inquired of us to provide them with an alternative to the Verizon Yellow Pages. NewYellow competes directly with the Verizon Yellow Pages in New York City. New Yellow is published semi-annually and distributed door-to-door in New York City. The first printed edition of NewYellow was distributed in March 2000, the fourth edition was printed and distributed in October 2001 and the fifth edition is expected to be printed and distributed in April 2002. Printing of NewYellow is done domestically with a professional directory printer.

      NewYellow is the only general interest yellow page directory to provide full-color advertisements. NewYellow was also the first directory to include e-mail addresses. Also, as part of our service, we offer to all New Yellow advertisers free e-mail addresses as well as electronic mail boxes. These mail boxes are often used to provide our advertisers with electronic referrals.

      NewYellow offers businesses a substantially discounted advertising package. Rates in New Yellow are approximately 70% less than the Verizon rates and we provide three added value features that are offered in addition to the basic NewYellow printed directory: the Referral Service, Online Service and the Consumer Discount Club. NewYellow is also available online at our web site NewYellow.com.

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

      We buy paper for ourdirectories on the local market at prevailing prices. Accordingly, we do not depend on any single source of supply although we are subject to market forces that affect the price of paper. Paper costs fluctuate according to supply and demand in the marketplace. In addition, paper costs can be affected by events outside of our control, such as fluctuations in currency rates, political events, global economic conditions, environmental issues and acts of nature.

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

      Discount Club. As part of the referral service, we established a program under which participating advertisers have agreed to give discounts to customers who produce the specific directory's Discount Card. This card is distributed with the directories or can be ordered directly from us. By presenting the card at participating establishments, consumers can receive discounts of up to 10%.

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

Growth strategy

      In March 2000, we distributed the first printed edition of NewYellow, a general interest yellow page directory, in the New York metropolitan area. The third and fourth editions were printed and distributed during 2001. After the successful establishment of the Manhattan NewYellow directory we plan to offer additional NewYellow directories covering the other boroughs in New York City, the other counties in the New York metropolitan area and northern New Jersey.

      To consolidate the initial success of NewYellow in the New York market and increase our profitability, we are focusing our efforts on the following:

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

      o     attracting, retaining and motivating qualified personnel;

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

      o     acquiring a company with high level of synergi.

      Our failure to achieve any of the above in an efficient manner and at a pace consistent with the growth of our business could adversely affect our business, financial condition and results of operations.

      In order to prepare for the growth of NewYellow in 2002, during fiscal year 2001 we hired and trained many new sales representatives to promote and sell NewYellow. In 2001 we produced a special training video for our sales representatives that is currently being implemented in our sales force training program.

      We may also explore opportunities for publishing and introducing Jewish Israeli Yellow Pages and Master Guide directories in other cities with large Jewish and Israeli populations, like Miami, Florida and Los Angeles, California.

Sales

      Advertisements for the directories are sold through our network of trained sales representatives, all of which are independent contractors who are paid solely on a commission basis. There are approximately 100 sales representatives in our network including those employees hired by the respective sales agencies with which we have agency agreements, E.G.Y. Inc., Tel Aviv New York Media Inc., J.Y.I. Inc. and M.I.Y. Inc. The sales representatives operated by us work out of our offices in Queens, Manhattan and Long Island City in New York and Fairlawn in New Jersey. E.G.Y. is located in Brooklyn, New York, Tel Aviv New York Media is located in Long Island, New York, J.Y.I. is located in Long Island City, New York and M.I.Y. is located in Manhattan, New York. In 2001, we opened a new office in Manhattan, New York, dedicated to the New Yellow directory.

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

Government regulation

      We are subject to laws and regulations relating to business corporations generally, such as the Occupational Safety and Health Act, Fair Employment Practices and minimum wage standards. We believe that we are in compliance with all laws and regulations affecting our business and we do not have any material liabilities under these laws and regulations. In addition, compliance with all these laws and regulations does not have a material adverse effect on our capital expenditures, earnings, or competitive position.

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

Intellectual property

      To protect our rights to our intellectual property, we rely on a combination of federal, state and common law trademarks, service marks and trade names, copyrights and trade secret protection. We have registered some of our trademarks and service marks on the supplemental register of the United States and some of our trade names in Queens, New York and New Jersey. In addition, every directory we publish has been registered with the United States copyright office. The protective steps we have taken may be inadequate to deter misappropriation of our proprietary information. We may be unable to detect the unauthorized use of, or take steps to enforce, our intellectual property rights. In addition, although we believe that our proprietary rights do not infringe on the intellectual property rights of others, other parties may assert infringement claims against us or claims that we have violated a trademark, trade name, service mark or copyright belonging to them. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources on our part

Employees

      As of December 31, 2001 we employed 8 people, all of whom are full-time employees, filling executive, managerial or administrative positions. In addition, we retained the services of 18 administrative, accounting and production personnel, all of whom are independent contractors. Finally, we had a network of 101 sales representatives, 30 contracted by us and 71 hired by the sales agencies that sell ads for our directories. We believe that our relationship with our employees and contractors is good. None of our employees is represented by a labor union.

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

Item 2. Description of Property

      Our executive and principal operating office is located in Queens, New York in 3,000 square feet. This space is occupied under a lease that expires October 30, 2003. The monthly rent is $5,058. During 2001 we maintained a sales office in Fair Lawn, New Jersey. The space was leased on a month-to-month basis for $1,945 per month. We maintained a sales office in Manhattan from October through December 2001 for a monthly rent of $1,500. In February 2002 both New Jersey and Manhattan sales offices became independent sales agencies and have taken over the related rent payments.

Item 3. Legal proceedings

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      (a) Market Information

      The Company's Common Stock is traded on The Nasdaq SmallCap Market under the symbol "DAGM".

      The following table sets forth the high and low bid prices as quoted by The Nasdaq SmallCap Market in the years 2001 and 2000. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                                           Bid Price
                                                           ---------
                                                      High            Low
                           2000
                           ----
        ----------------------------------------------------------------------
        First Quarter                                $5.469        $3.875
        ----------------------------------------------------------------------
        Second Quarter                               $4.750        $2.188
        ----------------------------------------------------------------------
        Third Quarter                                $3.500        $2.125
        ----------------------------------------------------------------------
        Fourth Quarter                               $3.125        $1.563
        ----------------------------------------------------------------------
                           2001
                           ----
        ----------------------------------------------------------------------
        First Quarter                                $2.562        $1.562
        ----------------------------------------------------------------------
        Second Quarter                               $1.700        $1.330
        ----------------------------------------------------------------------
        Third Quarter                                $1.660        $1.000
        ----------------------------------------------------------------------
        Fourth Quarter                               $1.710        $1.050
        ----------------------------------------------------------------------

      (b) Holders

      As of March 4, 2002, the approximate number of record holders of the Common Stock of the Company was 16.

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

Results of operations

The following table sets forth for the periods presented statement of operations data as a percentage of advertising revenue. The trends suggested by this table may not be indicative of future operating results.

                                                                  2001     2000
                                                                  ----     ----

Advertising revenues ........................................    100.0%   100.0%
Publishing costs ............................................     26.9%    22.8%
Gross profit ................................................     73.1%    77.2%
Selling expenses ............................................     35.0%    33.8%
Administrative and general expenses .........................     49.0%    47.4%
Total operating costs and expenses ..........................     84.0%    81.2%
Other income, net ...........................................      7.2%     6.8%
Earnings before provisions for income taxes and equity income     -3.6%     2.8%
(Benefit) provision for income taxes ........................     -1.5%     1.4%
Cumulative effect of change in accounting ...................       --     -8.2%
Net loss ....................................................     -2.1%    -6.8%

Years-ended December 31, 2001 and 2000

Advertising revenues

Advertising revenues in 2001 and 2000 were $ 5,586,000 and $ 6,237,000 , respectively, representing a decrease of $ 651,000 , or 10.4%, in 2001. This decrease was primarily attributable to the general slowdown in business activity and particularly to the decrease in sales of the October edition of our NewYellow directory subsequent to the September 11th event. In addition, the decrease also reflects that only five directories were published in 2001 whereas six directories were published in 2000. The second edition of the Jewish Master Guide, which was scheduled to be published at December 2001, was rescheduled to be published in the middle of 2002.

Publishing costs

Publishing costs for 2001 and 2000 were $ 1,502,000 and $ 1,422,000, respectively, representing an increase of $80,000, or 5.6 %, in 2001. As a percentage of advertising revenues, publishing costs were 26.9 % in 2001 compared to 22.8% in 2000. The increase in publication costs primarily reflects the retention of a more expensive distributor to obtain broader distribution of NewYellow, as well as minor increases in the overall publication costs.

Selling expenses

Selling expenses for the year ended December 31, 2001 and 2000 were $ 1,953,000 and $ 2,109,000, respectively, representing a decrease of $ 156,000, or 7.4 %, in 2001. As a percentage of advertising revenues, selling expenses increased to
35.0 % from 33.8 %. The decrease in selling expenses is primarily a result of the decrease in sales. The increase in selling expenses as a percentage of revenues results from the fact that more sales were through sales agencies compared to sales from the in-house offices. The Company pays a higher commission rate to its sales agencies then to the in-house offices.

Administrative and general costs

Administrative and general expenses for 2001 and 2000 were $ 2,737,000 and $ 2,958,000 , respectively, representing a decrease of $ 221,000, or 7.4%, in 2001. This decrease is primarily attributable to (1) decreased write-offs of uncollectible accounts due to decreasing sales and a more stringent Company policy with respect of collecting debtor's balances and (2) a decrease in investors relations expenses.

Other income, net

For the year ended December 31, 2001 and 2000 we had other income of $ 405,000, and $ 425,000, respectively. This decrease of $ 20,000 was primarily attributable to a decrease in interest and dividend income due to a decrease in the interest rate offset by a realized gain on preferred stocks and other marketable securities.

Earnings before provision for income taxes and cumulative effect of change in accounting principle

Losses before provision for income taxes for the year ended December 31, 2001 was $(201,000) compared to earnings of $ 173,000 for the year ended December 31, 2000. The decrease of $ 374,000 was primarily attributable to the decrease in advertising revenues partially offset by the decrease of selling expenses, administrative and general expenses.

(Benefit) provision for income taxes

(Benefit) provision for income taxes in 2001 and 2000 was $ (84,000) and $ 88,000 , respectively. The decrease in provision for income taxes reflects the decrease in earnings. The change from provision to benefit is due to the fact that during 2000 the Company operated in a gain position before the cumulative effect of a change in accounting principal while in 2001 the Company operated in a loss position and can utilize tax benefits.

Cumulative effect of change in accounting principle

The cumulative effect of change in accounting principles incurred in fiscal year 2000 was a loss of $ 511,000, net of tax benefit. This charge was incurred as a result of the fact that in December 1999, the Securities and Exchange
Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. SAB 101 has since become a required accounting principle to be applied with the onset of the fourth quarter of last year, effective from January 1, 2000.

Net loss available to common shareholders

Net loss was $ (117,000) compared to $ (425,000) in 2001 and 2000, respectively. This decrease in net loss is primarily attributable to the cumulative effect of change in accounting principle in fiscal year 2000, the decrease in bad debt expenses in fiscal year 2001 associated with a more stringent policy with respect to collecting debtors' balances as well as a decrease in selling, administrative and general expenses.

            Liquidity and Capital Resources

Until our initial public offering in 1999, our only source of funds was cash flow from operations, which has funded both our working capital needs and capital expenditures. As a result of our initial public offering in May 1999, we received proceeds of approximately $6.7 million, which is also increased our availability to pay operating expenses. We have no debt to third parties or credit facilities. As of December 31, 2001 the funds from the initial public offering are being invested as follows: $ 3,098,000 (representing 46.0% of the total funds) in money market and $ 3,634,000 (representing 54.0% of the total funds) in preferred stocks.

We do not have any material commitments under any leases, sales agency agreements or employment agreements, other than those of the employment agreements with Assaf Ran. This agreement calls for annual salary of $ 125,000. Mr. Ran's employment term initially ends June 30, 2002 but renews automatically for successive one-year periods until either party gives 180 days written notice of its intention to terminate the agreement.

At December 31, 2001 we had cash and cash equivalents, preferred stocks and other marketable securities of $ 6,941,000 and working capital of $ 6,562,000 compared to cash and cash equivalents of $ 7,149,000 and working capital of $ 6,633,000 at December 31, 2000. The decrease is primarily attributable to the use of cash in operating and investing activity.

Net cash used in operating activities was $232,000 for the year ended December 31, 2001 compared to net cash provided by operating activities of $ 66,000 for the year ended December 31, 2000. The decrease in net cash provided by operating activities is due to a decrease in corporate earnings in 2001.

Net cash used in investing activities was $ 3,687,000 for the year ended December 31, 2001 compared to net cash used in investing activities of $ 118,000 for the year ended December 31, 2000. Net cash used in investing activities in 2001 is primarily the result of the company's investment in preferred stocks and other marketable securities.

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

            Staff Accounting bulletin SAB 101 effects

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

                                             Three month period ended -
                                             --------------------------
                                        3/31/00        6/30/00        9/30/00
                                        -------        -------        -------

As reported                           $   421,654    $  (124,065)   $   142,430
Effect for applying SAB 101              (568,733)      (133,746)       (33,921)
                                      -----------------------------------------
Net (loss) income                     $  (147,079)   $  (257,811)   $   108,509
                                      -----------------------------------------

Per Share Amounts:
Basic earnings per common share:
As reported                           $      0.15    $     (0.04)   $      0.05
Effect for applying SAB 101           $     (0.20)   $     (0.05)   $     (0.01)
                                      -----------------------------------------
Net (loss) income                     $     (0.05)   $     (0.09)   $      0.04
                                      -----------------------------------------

Diluted earnings per common share:
As reported                           $      0.15    $     (0.04)   $      0.05
Effect for applying SAB 101           $     (0.20)   $     (0.05)   $     (0.01)
                                      -----------------------------------------
Net (loss) income                     $     (0.05)   $     (0.09)   $      0.04
                                      -----------------------------------------

Recent Technical Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 will be effective for financial statements of fiscal years beginning after December 15, 2001. Dag Media expects the adoption of SFAS No. 144 will not have a material impact on the Company's financial position, results of operations or cash flows.

      In June 2001, the FASB issued SFAS No. 141 and 142 entitled, "Business Combination" and "Goodwill and Other Intangible Assets", respectively, SFAS No. 141 among other things, eliminates the pooling of interest method of accounting for business acquisitions entered into after June 30, 2001. SFAS No. 142 requires companies to use a fair-value approach to determine whether there is an impairment of existing and future goodwill. SFAS No. 142 is effective beginning January 1, 2002. The Company is in the process of evaluating the effect these changes in accounting principles will have on the Company's financial position, results of operations and cash flows.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Executive officers and directors

      Our executive officers and directors and their respective ages are as follows:

Name                                     Age                             Position
----                                     ---                             --------
Assaf Ran............................     36    Chairman of the board, chief executive officer, president and director
Yael Shimor - Golan..................     32    Chief financial officer, treasurer, secretary and director
Stephen A. Zelnick (1) (2)...........     64    Director
Phillip Michals (1) (2)..............     32    Director
Eran Goldshmid (1)...................     35    Director
Michael Jackson (2)..................     37    Director

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

      Yael Shimor-Golan, our chief financial officer and a member of our board of directors joined DAG Media in August 2001. Mrs. Shimor-Golan is an Israeli licensed CPA and previously worked at Marks Paneth & Shron LLP, a Manhattan accounting firm since 1999. From 1995 until 1999, Mrs. Shimor-Golan was a partner at the firm Shimon Dill & Co. an accounting firm in Jerusalem, Israel.

      Stephen A. Zelnick, Esq., joined our board in July 2000. He has been a partner in the law firm Morse, Zelnick, Rose & Lander LLP since its inception in 1995. Mr. Zelnick has been a practicing attorney in New York State for over 40 years. Mr. Zelnick is also a member of the board of directors of Milestone Scientific, Inc, Adstar, Inc. and Hometown auto retailers, Inc.

      Phillip Michals has been a member of our board of directors since March 1999. He is the founder and, since August 1996, the president of Up-Tick Trading, a consulting company to investment banking firms. Since November 2000, he has also been a principal and a vice president of Italish Holding Consulting Inc., a management-consulting firm. Mr. Michals received a BS degree in human resources from the University of Delaware in May 1992.

      Eran Goldshmid has been a member of our board of directors since March 1999. Mr. Goldshmid received certification as a financial consultant in February 1993 from the School for Investment Consultants, Tel Aviv, Israel, and a BA in business administration from the University of Humberside,

England in December 1998. From December 1998 until July 2001, he has been the general manager of the Carmiel Shopping Center in Carmiel, Israel. Since August 2001, he is the president of the New York Diamond Center, New York, NY.

      Michael J. Jackson has been a member of the board since July 2000. Since September 1999, he has been the corporate controller of AGENCY.COM, a global internet professional services company, since May 2000 until September 2001 the Chief Accounting Officer and from October 2001 the Chief Financial Officer of the Company. From October 1994 until August 1999, Mr. Jackson was a manager at Arthur Andersen, LLP and Ernst and Young. Mr. Jackson also served on the New York State Society Auditing Standards and Procedures Committee from 1998 to 1999 and was serving on the New York State Society's SEC Committee from 1999 to 2001.

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

      To the best of the Company's knowledge, based solely on review of the copies of such forms furnished to the Company, or written representations that no other forms were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) shareholders were complied with during 2001.

Item 10. Executive Compensation.

      The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2001 and 2000 by (i) the Company's Chief Executive Officer and (ii) the most highly compensated executive officers, other than the CEO, who were serving as executive officers at the end of the 2001 fiscal year and whose salary as determined by Regulation S-B, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the "Named Executives").

                           Summary Compensation Table

                                                                            Long-Term Compensation
                                                                  -------------------------------------------
                                         Annual
                                            Compensation                 Awards                 Payouts
                                        ----------------------    ----------------------    -----------------
                                                                      Common Stock             All Other
  Name and Principal                        Salary/ Bonus          Underlying Options         Compensation
       Position               Year               ($)                       (#)                    ($)
-----------------------     --------    ----------------------    ----------------------    -----------------
Assaf Ran                     2001        $107,732        --                 --                   $3,400
Chief Executive               2000         $67,788        --                 --                   $2,250
Officer and                   1999         $75,000        --                 --
President

Compensation of Directors

      Non-employee directors are granted, upon becoming a director, and renewal of director term, five-year options to purchase 7,000 shares of Common Stock at an exercise price equal to the fair market value of a share of Common Stock on the date of grant. They also receive cash compensation of $200 per meeting attended.

Employment Contracts

      In March 1999, the Company entered into an employment agreement with Assaf Ran, its president and chief executive officer. Mr. Ran's employment term initially ends June 30, 2002 but renews automatically for successive one-year periods until either party gives 180 days written notice of its intention to terminate the agreement. Under the agreement, Mr. Ran receives an annual base salary of $75,000 and annual bonuses as determined by the compensation committee of the Board of Directors in its sole and absolute discretion and is eligible to participate in all executive benefit plans established and maintained by the Company. Under the agreement, Mr. Ran agreed to a one-year non-competition period following the termination of his employment. As of March 2001 the compensation committee approved an increase in Mr. Ran's compensation to an annual base salary of $125,000.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table, together with the accompanying footnotes, sets forth information, as of March 4, 2002, regarding stock ownership of all persons known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, certain executive officers, all directors, and all directors and officers of the Company as a group:

                                                       Shares of
                                                      Common Stock
                                                      Beneficially     Percentage of
          Name of Beneficial Owner (1)                 Owned (2)         Ownership
----------------------------------------------      ---------------   ---------------
Executive Officers and Directors
Assaf Ran.....................................         1,418,595           48.6%
Yael Shimor-Golan                                          4,000             *
Stephen A. Zelnick............................            24,000             *
Michael Jackson...............................            14,000             *
Phillip Michals...............................            21,000             *
Eran Goldshmid................................            21,000             *
                                                       ---------

All officers and directors as a group.........         1,502,595           50.2%
                                                       ---------

5% and Greater Stockholders                               none

*     Less than 1%

(1)   The addresses of the persons named in this table are as follows:

      Assaf Ran and Yael Shimor-Golan -
      c/o DAG Media Inc, 125-10 Queens Boulevard Kew Gardens, NY 11415

      Stephen A. Zelnick -
      c/o  Morse, Zelnick, Rose & Lander LLP, 450 Park Avenue New York, NY 10022

      Michael Jackson -
      20 Exchange Place New York, NY 10005

      Phillip  Michals -
      10 Greenbrier Road Oakhurst, NJ 07755

      Eran Goldshmid -
      65 Broadway New York, NY 10006

(2) A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the filing of this report upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from the filing of this report have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on 2,907,460 shares outstanding on March 4, 2002.

Item 12. Exhibits and Reports on Form 8-K.

(a) Certain of the following exhibits were filed as Exhibits to the registration statement on form SB-2, Registration No. 333-74203 and amendments thereto (the "Registration Statement") filed by the Registrant under the Securities Act of 1933, as amended, or the reports filed under the Securities and Exchange Act of 1934, as amended, and are hereby incorporated by reference.

   Exhibit
      No.               Description
     -----              -----------

      3.1         Certificate of Incorporation of the Company. (1)

      3.2         By-laws of the Company. (1)

      4.1         Specimen Stock Certificate (2)

      4.2         Form of Underwriter's Warrant (1)

      10.1        Employment Agreement dated March 1, 1999 between Assaf Ran and the Company (1)

      10.2        Form of the Company's 1999 Stock Option Plan As Amended (3)

      23          Consent of Auditors

      (1)   Previously filed as exhibit to Form SB-2 on March 10, 1999.

      (2)   Previously filed as exhibit to Form SB-2/A on April 23, 1999.

      (3)   Previously filed as exhibit to Form S-8 on February 8, 2002.

(b)   Reports on Form 8-K - none.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DAG Media, Inc.


                                       By:/s/Assaf Ran
                                          ---------------------------------
                                           Assaf Ran,
                                           President and Chief Executive Officer

Date: March 4, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 4, 2002:

         Signature                       Date               Title
         ---------                       ----               -----

/s/ Assaf Ran                       March 4, 2002    President, Chief Executive
-------------------------------                         Officer and Director
    Assaf Ran

/s/ Yael Shimor-Golan               March 4, 2002    Chief Financial Officer and
-------------------------------                         Director
    Yael Shimor-Golan

/s/ Stephen A. Zelnick              March 4, 2002       Director
-------------------------------
    Stephen A. Zelnick

/s/ Phillip Michals                 March 4, 2002       Director
-------------------------------
    Phillip Michals

/s/ Eran Goldshmid                  March 4, 2002       Director
-------------------------------
    Eran Goldshmid

/s/ Michael Jackson                 March 4, 2002       Director
-------------------------------
    Michael Jackson

                                 DAG MEDIA, INC.

                          Index to Financial Statements

                                                                     Page Number

Report of Independent Public Accountants..............................    F-2

Balance Sheet at December 31, 2001....................................    F-3

Statements of Operations for the years
ended December 31, 2001 and 2000......................................    F-4

Statements of Changes in Shareholders' Equity
for the years ended December 31, 2001 and 2000........................    F-5

Statements of Cash Flows for the
years ended December 31, 2001 and 2000................................    F-6

Notes to Financial Statements.........................................    F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of DAG Media, Inc.:

We have audited the accompanying balance sheet of DAG Media, Inc. (a New York corporation) as of December 31, 2001, and the related statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DAG Media, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2, the Company changed its method of accounting for revenue recognition effective January 1, 2000.


                                            By: /s/ Arthur Andersen LLP
                                                -----------------------
                                                Arthur Andersen LLP

New York, New York
February 28, 2002

                                 DAG MEDIA, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2001

Assets

Current assets:

Cash and cash equivalents                                                                            $ 3,229,179

Preferred stocks and other marketable securities                                                       3,711,892
                                                                                                     -----------
             Total cash and cash equivalents, preferred stocks and other marketable
securities                                                                                             6,941,071
                                                                                                     -----------

Trade accounts receivable, net of allowance for doubtful accounts of $632,633                          2,328,917
Directories in progress                                                                                1,501,961
Deferred tax asset                                                                                       190,972
Other current assets                                                                                     109,754
            Total current assets                                                                      11,072,675
                                                                                                     -----------

Fixed assets, net of accumulated depreciation of $124,041                                                258,987
Goodwill and trademarks, net of accumulated amortization of $141,855                                   1,209,126
Other assets                                                                                              19,462
                                                                                                     -----------
Total assets                                                                                         $12,560,250
                                                                                                     ===========

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable and accrued expenses                                                                $   100,105
Commissions payable                                                                                      595,000
Advanced billing for unpublished directories                                                           3,549,940
Income tax payable                                                                                       266,348
                                                                                                     -----------
        Total current liabilities                                                                      4,511,393
                                                                                                     -----------

Commitments and contingencies (Note 8)

Shareholders' equity:

Preferred shares - $.01 par value; 5,000,000 shares authorized; no shares issued                              --
Common shares - $.001 par value; 25,000,000 authorized; 2,976,190 issued and
2,907,460 outstanding                                                                                      2,976
Additional paid-in capital                                                                             7,896,953
Treasury stock, at cost- 68,730 shares                                                                 (231,113)
Deferred compensation                                                                                   (49,678)
Unrealized gains on preferred stocks and other marketable securities, net of taxes                        15,361
Retained earnings                                                                                        414,358
                                                                                                     -----------
         Total shareholders'  equity                                                                   8,048,857
                                                                                                     -----------
 Total liabilities and shareholders' equity                                                          $12,560,250
                                                                                                     ===========

        The accompanying notes are an integral part of this balance sheet

                                 DAG MEDIA, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                  2001              2000
                                                                                  ----              ----
Advertising revenues                                                          $ 5,585,640       $ 6,237,173
Publishing costs                                                                1,501,574         1,421,994
                                                                              -----------       -----------
         Gross profit                                                           4,084,066         4,815,179

Operating costs and expenses:
Selling expenses                                                                1,952,939         2,109,136
General and administrative expenses                                             2,736,847         2,957,637
                                                                              -----------       -----------
         Total operating costs and expenses                                     4,689,786         5,066,773
                                                                              -----------       -----------

Loss from operations                                                             (605,720)         (251,594)
                                                                              -----------       -----------

Interest income                                                                   313,223           425,021
Realized gain on preferred stocks and other marketable securities                  91,667                --
                                                                              -----------       -----------
Other income                                                                      404,890           425,021

(Loss) income before provision for income taxes                                  (200,830)          173,427

Benefit (provision) for income taxes                                               83,752           (87,667)
                                                                              -----------       -----------

(Loss) income before cumulative effect of change in accounting principle         (117,078)           85,760

Cumulative effect of change in accounting principle, net of
tax benefit of  $ 435,356                                                              --          (511,071)
                                                                              -----------       -----------

Net loss                                                                      $  (117,078)      $  (425,311)
                                                                              ===========       ===========

Earnings per common share:
Basic -
  (Loss) income before cumulative effect of change in accounting principle    $     (0.04)      $      0.03
  Cumulative effect of change in accounting principle                                  --             (0.18)
                                                                              -----------       -----------
  Net loss                                                                    $     (0.04)      $     (0.15)
                                                                              ===========       ===========

Diluted -
  (Loss) income before cumulative effect of change in accounting principle    $     (0.04)      $      0.03
  Cumulative effect of change in accounting principle                                  --             (0.18)
                                                                              -----------       -----------
  Net loss                                                                    $     (0.04)      $     (0.15)
                                                                              ===========       ===========

Weighted average number of common shares outstanding
  - Basic                                                                       2,907,460         2,907,460
                                                                              ===========       ===========
  - Diluted                                                                     2,907,460         2,915,430
                                                                              ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.
                  STATEMENTS OF CHANGES IN SHARHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                      Common Stock        Additional      Treasury Shares
                                      ------------         Paid-in       ------------------     Deferred
                                   Shares      Amount      Capital       Shares       Cost     Compensation
                                   ------      ------      -------       ------      ------    ------------
Balance, December 31, 1999 ...  $ 2,976,190   $  2,976   $ 7,799,789    68,730   $  (231,113)   $      --

Issuance of stock option .....           --         --       116,912        --            --     (116,912)

Amortization of deferred
compensation .................           --         --            --        --            --       39,851

Net loss for the year ended
December 31, 2000 ............           --         --            --        --            --           --
                                -------------------------------------------------------------------------

Balance, December 31, 2000 ...  $ 2,976,190      2,976   $ 7,916,701    68,730   $  (231,113)   $ (77,061)

Issuance of  options to
consultants ..................           --         --        19,302        --            --      (19,302)

Amortization of deferred
compensation .................           --         --            --        --            --        7,635

Cancellation of options issued
to consultants ...............           --         --       (39,050)       --            --       39,050

Unrealized gains on
preferred stocks and other
marketable securities, net
of taxes .....................           --         --            --        --            --           --

Net loss for the year ended
December 31,
2001 .........................           --         --            --        --            --           --
                                -------------------------------------------------------------------------

Balance, December 31, 2001 ...  $ 2,976,190   $  2,976   $ 7,896,953    68,730   $  (231,113)   $ (49,678)
                                =========================================================================

                                  Unrealized   Retained
                                     Gain      Earnings       Total
                                     ----      --------       -----
Balance, December 31, 1999 ...        --   $  956,747    $ 8,528,399

Issuance of stock option .....        --           --             --

Amortization of deferred
compensation .................        --           --         39,851

Net loss for the year ended
December 31, 2000 ............        --     (425,311)      (425,311)
                                ------------------------------------

Balance, December 31, 2000 ...        --      531,436    $ 8,142,939

Issuance of  options to
consultants ..................        --           --             --

Amortization of deferred
compensation .................        --           --          7,635

Cancellation of options issued
to consultants ...............        --           --             --

Unrealized gains on
preferred stocks and other
marketable securities, net
of taxes .....................    15,361           --         15,361

Net loss for the year ended
December 31,
2001 .........................        --     (117,078)      (117,078)

Balance, December 31, 2001 ...    15,361   $  414,358    $ 8,048,857
                                ====================================

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                            2001           2000
                                                                            ----           ----
Cash flows from operating activities:
   Net loss                                                             $  (117,078)   $  (425,311)
   Adjustment to reconcile net loss to net cash (used in) provided by operating activities -
      Cumulative effect of change in accounting principle                        --        511,071
      Depreciation and amortization                                         110,452         93,445
      Amortization of deferred compensation                                   7,635         39,851
Bad debt expense                                                          1,134,827      1,311,924
Deferred taxes                                                              (14,155)      (303,058)
Realized gains on preferred stocks and other marketable securities          (91,667)            --
      Changes in operating assets and liabilities -
      Accounts receivable                                                (1,164,477)    (1,145,635)
      Directories in progress                                               (32,778)       (13,319)
      Other current and non current assets                                   (7,164)        60,205
      Accounts payable and accrued expenses                                  24,354         45,797
      Commissions payable                                                    41,884        (34,497)
      Advanced billings for unpublished directories                           4,729       (451,856)
      Income taxes payable                                                  (69,597)       377,301
      Advances to employees                                                 (59,189)            --
                                                                        -----------    -----------
              Net cash (used in) provided by operating activities          (232,224)        65,918
                                                                        -----------    -----------

Cash flows from investing activities:
      Investment in preferred stocks and other marketable securities     (4,019,305)            --
      Proceeds from sale of preferred stocks and other marketable
       securities                                                           424,681             --
      Purchase of fixed assets                                              (92,637)      (118,111)
                                                                        -----------    -----------
              Net cash used in investing activities                      (3,687,261)      (118,111)
                                                                        -----------    -----------

Net decrease in cash and cash equivalents                                (3,919,485)       (52,193)
                                                                        -----------    -----------

Cash and cash equivalents, beginning of year                              7,148,664      7,200,857
                                                                        -----------    -----------

Cash and cash equivalents, end of year                                  $ 3,229,179    $ 7,148,664
                                                                        ===========    ===========

Supplemental Cash Flow Information:
    Taxes paid during the years ................................                 --    $    15,579
                                                                        -----------    -----------

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 AND 2000

1. The Company

      Dag Media, Inc. ("the Company") currently publishes and distributes yellow page directories in print and on the worldwide web, both in the mainstream yellow page industry as well as in targeted niche markets in the New York metropolitan area. The Company sells yellow page advertisements as part of an overall media package that includes print advertising, on-line advertising and other value added services such as a referral service and consumer discount club.

      The Company operates three Internet portals, a mainstream general portal NewYellow.com, targeting the general population, JewishYellow.com targeting worldwide Jewish communities and JewishMasterguide.com, targeting the ultra-orthodox Hasidic communities. The principal source of revenue is derived from the sale of ads in our print and on-line directories.

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

      Preferred Stocks and other Marketable Securities

      Preferred stocks and other marketable securities are reported at fair value and are classified as available-for-sale. Unrealized gains and losses from those securities are reported as a separate component of shareholders' equity.

The Company's securities consist of the following at December 31, 2001:

                                                                                      Gross                Gross
                                                                                    Unrealized           Realized
                              Fair Value         Cost        Sales Proceeds       Holding Gains        Holding Gains
                              ----------         ----        --------------       -------------        -------------
Preferred Stocks              3,634,392       3,769,305          147,318             (10,601)             (1,804)
Marketable Securities           77,500         250,000           277,363             (15,000)            (89,863)
                              --------------------------------------------------------------------------------------
Total                         3,711,892       4,019,305          424,681             (25,601)            (91,667)

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

      In the past, the Company had recognized non-printed advertising revenues related to its NewYellow directory sales upon launch of the applicable advertisement. In accordance with SAB 101, the Company began to recognize such revenues simultaneously with the related printed editions in which the advertisement was sold. In addition, the Company allocates directory sales over the number of printed editions, based on its past experience. Accordingly, the Company recorded a cumulative effect of change in accounting principle of $946,427, net of tax benefit of $435,356. The related revenues amounting to approximately $1,472,000 were recognized in full during 2000. The following table represents the net effect for applying SAB 101 in the 2000 interim periods.

                                               Three months period ended -
                                               ---------------------------
                                          3/31/2000    6/30/2000      9/30/2000
                                          ---------    ---------      ---------

As reported                              $ 421,654    $ (124,065)     $ 142,430

Effect for applying SAB 101               (568,733)     (133,746)       (33,921)
                                         ---------------------------------------
Net (loss) income                        $(147,079)   $ (257,811)     $ 108,509
                                         ---------------------------------------

Per Share Amounts:
Basic earnings per common share:
As reported                              $    0.15    $    (0.04)     $    0.05

Effect for applying SAB 101              $   (0.20)   $    (0.05)     $   (0.01)
                                         ---------------------------------------
Net (loss) income                        $   (0.05)   $    (0.09)     $    0.04
                                         ---------------------------------------

Diluted earnings per common share:
As reported                              $    0.15    $    (0.04)     $    0.05

Effect for applying SAB 101              $   (0.20)   $    (0.05)     $   (0.01)
                                         ---------------------------------------
Net (loss) income                        $   (0.05)   $    (0.09)     $    0.04
                                         ---------------------------------------

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

      The following table reconciles the number of weighted average common shares outstanding for basic and diluted earning per share:

                                                               Years ended
                                                              December 31,
                                                        ------------------------
                                                           2001          2000
                                                           ----          ----
Basic                                                   2,907,460      2,907,460
Incremental shares for assumed conversion of options           --          7,970
                                                        ---------      ---------
Diluted                                                 2,907,460      2,915,430
                                                        =========      =========

      292,440 and 103,884 stock options and warrants were not included in the diluted earnings per share calculation for the 2001 and 2000 fiscal years, respectively, as their effect would have been anti-dilutive.

      Accounting for Long-Lived Assets

      The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of" ("SFAS 121"). This statement establishes financial accounting and reporting standards for impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company does not believe that any such changes have taken place as of December 31, 2001.

      Stock-Based Compensation

      SFAS No. 123, "Accounting for Stock-Based Compensation", establishes a fair market value based method of accounting for an employee stock option plan but allows companies to continue to measure compensation cost for those plans using the intrinsic value based method prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees." Companies electing to continue using the accounting under APB Opinion No. 25 are required to present pro forma disclosure of net income and earnings per share as if the fair value based method of accounting had been applied. The Company has elected to continue to account for its stock-based compensation awards to employees and directors under the accounting prescribed by APB Opinion No. 25, and to provide the necessary pro forma disclosures as if the fair value method had been applied (Note 6).

      Concentrations of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, preferred stocks, other marketable securities and accounts receivable. The Company maintains cash and cash equivalents with various major financial institutions, which invest primarily in tradable preferred stocks and high quality corporate obligations. The Company believes that concentration of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company's customer base. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential losses.

      Fair Value of Financial Instruments

      For cash and cash equivalents, preferred stocks and other marketable securities, the carrying amount approximates fair value.

      Recent Technical Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 will be effective for financial statements of fiscal years beginning after December 15, 2001. Dag Media expects the adoption of SFAS No. 144 will not have a material impact on the Company's financial position, results of operations or cash flows.

      In June 2001, the FASB issued SFAS No. 141 and 142 entitled, "Business Combination" and "Goodwill and Other Intangible Assets", respectively, SFAS No. 141 among other things, eliminates the pooling of interest method of accounting for business acquisitions entered into after June 30, 2001. SFAS No. 142 requires companies to use a fair-value approach to determine whether there is an impairment of existing and future goodwill. SFAS No. 142 is effective beginning January 1, 2002. The Company is in the process of evaluating the effect these changes in accounting principles will have on the Company's financial position, results of operations and cash flows.

3. Fixed Assets, net

         Fixed assets, net consist of the following at December 31, 2001:

            Office equipment                                    $ 244,171
            Automobiles                                           117,696
            Leasehold improvements                                 21,161
                                                                ---------
                   Total fixed assets                             383,028
            Less: accumulated depreciation                       (124,041)
                                                                ---------
         Fixed assets, net                                      $ 258,987
                                                                =========

      Depreciation expense was approximately $56,000 and $39,000 for the years ended December 31, 2001 and 2000, respectively.

4. Income Taxes

      The (benefit) provision for income taxes consists of the following:

                                         For the Years Ended
                                         -------------------
                                             December 31,
                                             ------------
                                          2001         2000
                                          ----         ----
Current Taxes:
   Federal .........................   $ (42,460)   $ 237,725
   State ...........................     (27,413)     153,000
                                       ---------    ---------
                                         (69,873)     390,725
                                       ---------    ---------

Deferred Taxes:
   Federal .........................      (8,466)    (184,000)
   State ...........................      (5,413)    (119,058)
                                       ---------    ---------
                                         (13,879)    (303,058)
                                       ---------    ---------
(Benefit) provision for income taxes   $ (83,752)   $  87,667
                                       =========    =========

      Deferred tax assets (liabilities) are comprised of the following:

                                                  For the Years Ended
                                                  -------------------
                                                      December 31,
                                                      ------------
                                                   2001           2000
                                                   ----           ----

Accounts receivable .........................   $(1,066,000)   $(1,053,000)
Directories-in-progress .....................      (688,000)      (673,000)
                                                -----------    -----------
   Gross deferred tax (liability) ...........    (1,754,000)    (1,726,000)
                                                -----------    -----------
Advanced billings for unpublished directories     1,625,000      1,624,000
Other deferred tax liability ................       329,254        289,058
                                                -----------    -----------
   Gross deferred tax asset .................     1,955,254      1,913,058
                                                -----------    -----------
   Net deferred tax asset ...................   $   190,972    $   187,058
                                                ===========    ===========

      The Company is on the cash method of accounting for tax purposes. The deferred tax items indicated above are primarily a result of recognizing items of income or expense under the cash method in different periods from when those items are recognized for accrual basis financial purposes. The (benefit) provision for income taxes on earning differs from the amount computed by applying the U.S. federal income tax rate (34%) because of the effect of the following items:

                                                           For the Years Ended
                                                           -------------------
                                                               December 31,
                                                               ------------
                                                             2001       2000
                                                             ----       ----

Tax at U.S. federal income tax rate ....................   $(51,809)   $59,000
State income tax, net of U.S. federal income tax benefit    (22,360)    22,000
Other ..................................................     (9,583)     6,667
                                                           --------    -------
 (Benefit) provision for income taxes ..................   $(83,752)   $87,667
                                                           ========    =======

5. Simple IRA Plan

      On October 26, 2000, the Board of Directors approved a Simple IRA Plan (the "IRA Plan") for the purpose of attracting and retaining valuable employees. The IRA Plan was effective August, 2000 with a trustee, which allows up to 100 eligible employees to participate. It is a "Matching Contribution" plan under which eligible employees may contribute up to 6% of their yearly salary, on a pre-tax basis (with a cap of $6,000), with the Company matching on a dollar-for-dollar basis up to 3% of the employees' compensation (with a cap of $3,000). These thresholds are subject to change under notice by the trustee. The Company is not responsible for any other costs under this plan. For fiscal year 2001 and 2000 the Company contributed $5,188 and $5,250, respectively, as a matching contribution to the IRA Plan.

6. Stock Option Plan

      Immediately prior to the initial public offering, the Company adopted the DAG Media, Inc. 1999 Stock Option Plan (the "Plan") reserving 124,000 common shares of the Company for issuance upon exercise of stock options granted pursuant to the Plan. At the Company's annual shareholder meeting held on July 18, 2000, an amendment to the Company's Stock Option Plan to increase the maximum number of options issuable thereunder by 145,000 options was proposed and passed as of December 31, 2000 and at the Company's annual shareholder meeting held on June 22, 2001, an additional 145,000 options were approved. An additional 20,000 options were granted under an individual option grant. At December 31, 2001 and 2000, 141,560 and 34,116 options were available for future grants under the plan, respectively.

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

      The Company accounts for the employee options under APB Opinion No. 25, under which no compensation cost has been recognized as all options granted to employees during 2001 and 2000 have been granted at the fair market value of the Company's common stock. Options granted to consultants are accounted for under SFAS No. 123 and are measured using Black-Scholes option pricing model. Accordingly, a deferred compensation cost of approximately $ 19,000 and $117,000 was recorded in 2001 and 2000 respectively. Such costs will be amortized over the option vesting period (generally five years). Compensation costs of $7,635 and $39,857 were charged to operations in 2001 and in 2000, respectively. Had compensation cost for all options granted under the Plan been determined in accordance with SFAS No. 123, the Company's net loss and EPS would have been changed as follows:

                                                    Years ended December 31,
                                                    ------------------------
                                                  2001                     2000
                                                  ----                     ----
Net income (loss)           As reported     $ (117,078)              $ (425,311)
                            Pro-forma       $ (166,756)              $ (488,697)

Basic and Diluted EPS       As reported         $(0.04)                  $(0.15)
                            Pro-forma           $(0.06)                  $(0.17)

      Under SFAS No. 123, the fair value of each option is estimated on the date of grant using Black-Scholes option-pricing model with the following weighted-average share assumptions used for grants in 2001 and 2000, respectively: (1) expected life of 5 years; (2) no dividend yield; (3) expected volatility 70%; (4) risk free interest rate of 5% and 6%.

The following summarizes stock option activity for 2001 and 2000:

                                                                                              Weighted Average
                                                                                  Shares       Exercise Price
----------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1999                                                  101,824           $4.82
----------------------------------------------------------------------------------------------------------------
Granted                                                                           157,000           $2.59
Forfeited                                                                         (23,940)          $4.32
----------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2000                                                  234,884           $3.67
                                                                                  -------           -----
----------------------------------------------------------------------------------------------------------------
Weighted average fair value of options granted at December 31, 2000                                 $1.53
                                                                                                    -----
----------------------------------------------------------------------------------------------------------------
Granted                                                                           198,000           $1.56
Forfeited                                                                        (140,444)          $3.07
----------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2001                                                  292,440           $2.53
                                                                                  -------           -----
----------------------------------------------------------------------------------------------------------------
Weighted average fair value of options granted at December 31, 2001                                 $0.97
                                                                                                    -----
----------------------------------------------------------------------------------------------------------------

      As of December 31, 2001 and 2000 there were exercisable options amounting to 143,440 and 144,884 respectively, with a weighted average exercise price of $2.43 and $3.95, respectively.

      In connection with the Company's initial public offering the Company issued 132,500 warrants to the underwriters of the initial public offering. The warrants are convertible into the same number of common shares at an exercise price of $7.80 per warrant. The warrants are exercisable over a four-year period beginning on the first anniversary of the offering through 2003.

7. Shareholders' Equity

      In August 1999, the Board of Directors of the Company authorized a stock repurchase program. The program authorizes the Company to purchase up to 150,000 common shares of the Company within the upcoming years. As of December 31, 2000, the Company has purchased 68,730 common shares at an aggregate cost of approximately $231,000. None of the proceeds of the Company's initial public offering have been used in connection with this stock repurchase program. In September 20, 2001 the Board of the Directors of the Company authorized a stock repurchase program that allows the Company additional purchase up to 200,000 common shares of the Company, out of the available funds of the Company, in the open market within the ensuing year. The purpose of the stock repurchase program is to help the Company achieve its long-term goal of enhancing shareholder value. No additional shares were repurchased during fiscal years 2001 and 2000.

8. Commitments and Contingencies

Operating leases -

      The Company has various lease and rental commitments ending 2003 for its offices, automobiles and equipment. At December 31, 2001, approximate future minimum rental payments under these commitments are as follows:

2002........................                                      85,886
2003........................                                      56,207
                                                                  ------
Total.......................                                    $142,093
                                                                ========

Rent expense was approximately $108,000 and $109,000 in 2001 and 2000, respectively.

Employment Agreements -

      In March 1999, the Company entered into an employment agreement with Assaf Ran, its president and chief executive officer. Mr. Ran's employment term initially ends June 30, 2002 but renews automatically for successive one-year periods until either party gives 180 days written notice of its intention to terminate the agreement. Under the agreement, Mr. Ran will receive an annual base salary of $75,000, annual bonuses as determined by the compensation committee of the Board of Directors in its sole and absolute discretion, and is eligible to participate in all executive benefit plans established and maintained by the Company. Under the agreement, Mr. Ran has also agreed to a one-year non-competition period following the termination of his employment. As of March 2001 the compensation committee approved an increase in Mr. Ran's compensation to an annual base salary of $125,000. Mr. Ran's annual compensation was $108,000 and $68,000 during fiscal years 2001 and 2000.