Form 10QSB
period 2002-03-31
DAG MEDIA INC
filed 2002-05-09
CIK 1080340

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

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

                                 (718) 520-1000
                (Issuer's telephone number, including area code)

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes |X|  No |_|

      As of May 9, 2002, there were outstanding 2,927,460 shares of the issuer's common shares, $.001 par value.

                                 DAG MEDIA, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION
                                                                     Page Number
         Financial Statements (unaudited)

         Balance Sheet at March 31, 2002 ........................    2

         Statements of Operations for the Three
         Month Periods Ended March 31, 2002 and 2001.............    3

         Statements of Cash Flows for the Three
         Month Periods Ended March 31, 2002 and 2001.............    4

Item 1.  Notes to Financial Statements...........................    5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...........    7

Part II - OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds.............   11

SIGNATURES ......................................................   12

                                 DAG MEDIA, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2002
                                   (unaudited)

Assets
Current assets:

   Cash and cash equivalents                                                                        $  4,758,883
   Preferred stocks and other marketable securities                                                    2,234,232
                                                                                                    ------------
            Total cash and cash equivalents, preferred stocks and other marketable securities          6,993,115
                                                                                                    ------------

   Trade accounts receivable, net of allowance for doubtful accounts of $ 785,000                      2,379,008
   Directories in progress                                                                             1,449,755
    Deferred tax asset                                                                                   141,477
   Other current assets                                                                                  241,945
                                                                                                    ------------
         Total current assets                                                                         11,205,300
                                                                                                    ------------

Fixed assets, net of accumulated depreciation of $ 125,760                                               258,282

Trademarks, net of accumulated amortization of $ 40,365                                                  310,616

Other assets                                                                                              19,462
                                                                                                    ------------

         Total assets                                                                               $ 11,793,660
                                                                                                    ============

Liabilities and Shareholders' Equity

Current liabilities:
         Accounts payable and accrued expenses                                                      $    105,119
         Accrued commissions and commissions payable                                                     574,000
         Advanced billing for unpublished directories                                                  3,461,595
         Income tax payable                                                                              305,582
                                                                                                    ------------
         Total current liabilities                                                                     4,446,296
                                                                                                    ------------

Shareholders' equity:
         Preferred shares - $ .01 par value; 5,000,000 shares authorized; no shares
         issued                                                                                               --
         Common shares - $ .001 par value; 25,000,000 authorized; 2,986,200 issued
         and 2,917,460 outstanding                                                                         2,986
         Additional paid-in capital                                                                    7,872,697
             Treasury stock, at cost- 68,730 shares                                                     (231,113)
             Deferred compensation                                                                       (15,293)
              Unrealized gains on preferred stocks                                                        31,056
         Retained earnings                                                                              (312,969)
                                                                                                    ------------
                Total shareholders' equity                                                             7,347,364
                                                                                                    ------------
                Total liabilities and shareholders' equity                                          $ 11,793,660
                                                                                                    ============

       The accompanying notes are an integral part of this balance sheet.

                                 DAG MEDIA, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                            Three Months Ended March 31,
                                                                2002             2001
                                                                ----             ----
Advertising revenues                                        $ 1,574,533      $ 1,503,199
Publishing costs                                                216,523          189,307
                                                            -----------      -----------
   Gross profit                                               1,358,010        1,313,892

Operating costs and expenses:
 Selling expenses                                               450,063          585,603
 Administrative and general                                     656,229          675,086
                                                            -----------      -----------
   Total operating costs and expenses                         1,106,292        1,260,689

   Income from operation                                        251,718           53,203

Interest income, dividend income and realized gains from
preferred stocks                                                 70,818           82,180
                                                            -----------      -----------
Other income                                                     70,818           82,180
                                                            -----------      -----------

(Loss) earnings before provision for income taxes
and cumulative effect ofchange in accounting principle          322,536          135,383

(Provision) for income taxes                                   (154,862)         (69,000)
                                                            -----------      -----------
Income before cumulative effect of change in
accounting principle                                            167,674           66,383

Cumulative effect of change in accounting
principle                                                      (895,000)              --
                                                            -----------      -----------
Net (loss) income                                           $  (727,326)     $    66,383
                                                            ===========      ===========
Net (loss) income per common share
 --Basic
 Income before cumulative effect of change in
 accounting principle                                       $      0.06      $      0.02
 Cumulative effect of change in accounting
 principle                                                        (0.31)              --
                                                            -----------      -----------
 Net loss (income) per common share                         $     (0.25)     $      0.02
                                                            ===========      ===========
 --Diluted
 Income before cumulative effect of change in
 accounting principle                                       $      0.06      $      0.02
 Cumulative effect of change in accounting principle              (0.31)              --
                                                            -----------      -----------
 Net loss (income) per common share                         $     (0.25)     $      0.02
                                                            ===========      ===========
Weighted average number of common shares
outstanding
 --Basic                                                      2,911,793        2,907,460
                                                            ===========      ===========
 --Diluted                                                    2,911,950        2,909,846
                                                            ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                            Three Months     Three Months
                                                                                Ended            Ended
                                                                           March 31, 2002   March 31, 2001
                                                                           --------------   --------------
Cash flows from operating activities:
  Net income (loss)                                                          $  (727,326)     $    66,383
  Adjustment to reconcile net income to net cash provided by operating activities--
   Cumulative effect of change in accounting principle                           895,000               --
  Depreciation and amortization                                                   19,068           24,564

  Amortization of deferred compensation                                             (461)           4,337
  Bad debt expense                                                               248,917          234,000
  Realized gain on preferred stocks and marketable securities                     (4,766)
  Deferred taxes                                                                  49,495           24,199
       Changes in operating assets and liabilities--
       Accounts receivable                                                      (299,008)        (215,061)
       Directories in progress                                                    52,204           82,815
       Other current and noncurrent assets                                      (132,188)        (105,063)
       Accounts payable and accrued expenses                                       5,012           47,567
       Accrued commissions and commissions payable                               (21,000)          (8,500)
       Advance billing for unpublished directories                               (88,345)        (193,563)
       Income taxes payable                                                       39,235           44,800
                                                                             -----------      -----------
              Net cash provided by operating activities                           35,837            6,478
                                                                             -----------      -----------

Cash flows from investing activities:
   Proceeds from sale of marketable securities and preferred stocks, net       1,498,121               --
   Purchase of fixed assets                                                      (14,854)          (1,112)
                                                                             -----------      -----------
             Net cash provided by (used in) investing activities               1,483,267           (1,112)
                                                                             -----------      -----------

Cash flows from financing activities:
    Proceeds from exercise of stock option                                        10,600               --
                                                                             -----------      -----------
              Net cash provided by financing activities                           10,600               --
                                                                             -----------      -----------

Net increase in cash                                                         $ 1,529,704            5,366
                                                                             -----------      -----------

Cash and cash equivalents, beginning of period                                 3,229,179        7,148,664
                                                                             -----------      -----------

Cash and cash equivalents, end of period                                     $ 4,758,883      $ 7,154,030
                                                                             ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.
                      Item 1. NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2002

1. THE COMPANY

The accompanying unaudited financial statements of DAG Media, Inc. ("DAG" or the "Company") included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements for the years ended December 31, 2001 and the notes thereto included in the Company's 10KSB and Registration Statement on Form SB-2, respectively. Results of operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

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

In connection with a reorganization at the consumption of our initial public offering ("IPO") in 1999, the Company acquired the 50% interest of an affiliate, which resulted in the recognition of approximately $1 million in goodwill based on the IPO price. This goodwill was being amortized over 25 years. The Company adopted SFAS 142 effective January 1, 2002, which requires the determination of whether there has been impairment in the carting value of goodwill based on fair value. As a result of the decline in the market value of the Company's shares, and considering that this is considered entity level goodwill the Company determined that, as of January 1, 2002 the goodwill has been fully impaired. Accordingly the goodwill has been written off as the cumulative effect of an accounting change in the accompanying Financial Statements. The Company is continuing to amortize its trademarks over 25 year-estimated life as it believes that they do not have unlimited future life.

Comparative information is as follows:

--------------------------------------------------------------------------------
                                                            2002          2001
                                                            ----          ----
--------------------------------------------------------------------------------
Reported Net (Loss) Income                               $(727,326)     $66,383
--------------------------------------------------------------------------------
Add back cumulative effect of change in accounting
principle                                                  895,000           --
--------------------------------------------------------------------------------
Add back goodwill amortization                                  --       10,000
--------------------------------------------------------------------------------
Adjusted Net Income                                      $ 167,674      $76,383
--------------------------------------------------------------------------------
Basic earning per share
--------------------------------------------------------------------------------
Reported Net (Loss) Income                               $   (0.25)     $  0.02
--------------------------------------------------------------------------------
Goodwill amortization                                           --         0.01
--------------------------------------------------------------------------------
Cumulative effect of change in accounting principle           0.31           --
--------------------------------------------------------------------------------
Adjusted Net Income                                      $    0.06      $  0.03
--------------------------------------------------------------------------------
Diluted earning per share
--------------------------------------------------------------------------------
Reported Net (Loss) Income                               $   (0.25)     $  0.02
--------------------------------------------------------------------------------
Goodwill amortization                                           --         0.01
--------------------------------------------------------------------------------
Cumulative effect of change in accounting principle           0.31           --
--------------------------------------------------------------------------------
Adjusted Net Income                                      $    0.06      $  0.03
--------------------------------------------------------------------------------

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 will be effective for financial statements of fiscal years beginning after December 15, 2001. Dag Media expects the adoption of SFAS No. 144 will not have material impact on the Company's financial position, results of operations or cash flows.

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

The numerator in calculating both basic and diluted earnings per common share for each period is the reported net income. The denominator is based on the following weighted average number of common shares:

                                                           Three Months Ended
                                                                March 31,
                                                            2002         2001
--------------------------------------------------------------------------------
Basic                                                    2,911,793     2,907,460

Incremental shares for assumed conversion of options           156            --
--------------------------------------------------------------------------------
Diluted                                                  2,911,950     2,907,460
================================================================================

The difference between basic and diluted weighted average common shares resulted from the assumption that the dilutive stock options outstanding were exercised. There were 312,440 and 261,884 stock options and warrants not included in the diluted earnings per share calculation for the respective three months period ended March 31, 2002 and 2001, as their effect would have been anti-dilutive.

                              Item 2. MANAGEMENT'S
    DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudite financial statements and notes thereto contained elsewhere in this report. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements.

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

NewYellow was launched on May 12, 1999 as the Company's first general interest, English only yellow page directory. The first NewYellow publication was printed and distributed in March 2000, the fourth edition was printed and distributed in October 2001 and the fifth edition is expected to be printed in April 2002. New Yellow competes directly with the Verizon Yellow Pages in New York City. New Yellow is the only general interest yellow page directory to provide full-color advertisements. NewYellow was also the first directory to include e-mail addresses. Also, as part of our service, we offer to all New Yellow advertisers free e-mail addresses as well as electronic mail boxes. These mailboxes are often used to provide our advertisers with electronic referrals. NewYellow is available online at our web site www.newyellow.com. New Yellow is now in its fourth year of production.

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

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Advertising revenues

Advertising revenues for three months ended March 31, 2002 were $1,575,000 compared to $1,503,000 for the three months ended March 31, 2001, an increase of $72,000. The increase was primarily attributable to the general growth in business activity and reflects an increase in sales of the 2002 edition of the Jewish Yellow Pages directory.

Publication costs

Publication costs for the three months ended March 31, 2002 were $217,000 compared to $189,000, for the corresponding period in 2001, an increase of $28,000. As a percentage of advertising revenues, publication costs were 13.78% in the period ending March 31, 2002 compared to 12.57%, in the corresponding 2001 period. The increase in publication costs primarily reflects the increase in the printing costs of the Jewish Yellow Pages directory.

Selling expenses

Selling expenses for the three months ended March 31, 2002 were $450,000 compared to $586,000 for the corresponding period in 2001, a decrease of $136,000. This decrease is primarily a result of a decrease in the selling personnel.

General and administrative costs

General and administrative expenses for the quarter ended March 31, 2002 were $656,000 compared to $675,000 for the same period in 2001, a decrease of 2.79 %. This decrease is primarily attributable to a reduction in investor relation costs.

Other income

For the quarter ended March 31, 2002, the Company had other income of $70,000 compared to other income of $82,000 for the quarter ended March 31, 2001. This decrease was attributable to the decrease in interest rates resulting in decreased interest income in the first quarter of 2002.

Provision (benefit) for income taxes

Provision for income taxes in the three months ended March 31, 2002 and 2001 was $ 155,000 and $ 69,000, respectively. In the first quarter of 2002, we used a 46% rate to calculate taxes on the expected annual income.

Liquidity and Capital Resources

At March 31, 2002 we had cash and cash equivalents, including preferred stocks and other marketable securities of $6,993,000 and working capital of $6,759,000 as compared to cash and cash equivalents, including preferred stocks and other marketable securities of $7,154,000 and working capital of $6,737,000 at March 31, 2001. The decrease primarily reflects the use of cash in operating and investing activities.

Net cash provided by operating activities was $36,000 for the three months ended March 31, 2002. For the comparable 2001 period, net cash provided by operating activities was $6,000. The increase in net cash provided by operating activities reflects the increase in corporate earnings and the publication of the Jewish Israeli Yellow Pages directory.

Net cash provided by investing activities was $1,483,000 for the three months ended March 31, 2002 compared to net cash used in investing activities of $1,000 for the comparable 2001 period. Net cash provided by investing activities for the quarter ended March 31, 2002 was primarily the result of the company's selling of preferred stocks and other marketable securities.

Net cash provided by financing activities was $ 11,000 for the three months ended March 31, 2002 compared to none at the comparable 2001 period. The net cash provided by financing activities for the quarter ended March 31, 2002 was due to the exercise of stock options and the issuance of common shares, respectfully.

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

New Accounting Pronouncements

In connection with a reorganization at the consumption of our initial public offering ("IPO") in 1999, the Company acquired the 50% interest of an affiliate, which resulted in the recognition of approximately $1 million in goodwill based on the IPO price. This goodwill was being amortized over 25 years. The Company adopted SFAS 142 effective January 1, 2002, which requires the determination of whether there has been impairment in the carting value of goodwill based on fair value. As a result of the decline in the market value of the Company's shares, and considering that this is considered entity level goodwill the Company determined that, as of January 1, 2002 the goodwill has been fully impaired. Accordingly the goodwill has been written off as the cumulative effect of an accounting change in the accompanying Financial Statements. The Company is continuing to amortize its trademarks over 25 year-estimated life as it believes that they do not have unlimited future life.

Comparative information is as follows:

--------------------------------------------------------------------------------
                                                            2002          2001
                                                            ----          ----
--------------------------------------------------------------------------------
Reported Net (Loss) Income                               $(727,326)     $66,383
--------------------------------------------------------------------------------
Add back cumulative effect of change in accounting
principle                                                  895,000           --
--------------------------------------------------------------------------------
Add back goodwill amortization                                  --       10,000
--------------------------------------------------------------------------------
Adjusted Net Income                                      $ 167,674      $76,383
--------------------------------------------------------------------------------
Basic earning per share
--------------------------------------------------------------------------------
Reported Net (Loss) Income                               $   (0.25)     $  0.02
--------------------------------------------------------------------------------
Goodwill amortization                                           --         0.01
--------------------------------------------------------------------------------
Cumulative effect of change in accounting principle           0.31           --
--------------------------------------------------------------------------------
Adjusted Net Income                                      $    0.06      $  0.03
--------------------------------------------------------------------------------
Diluted earning per share
--------------------------------------------------------------------------------
Reported Net (Loss) Income                               $   (0.25)     $  0.02
--------------------------------------------------------------------------------
Goodwill amortization                                           --         0.01
--------------------------------------------------------------------------------
Cumulative effect of change in accounting principle           0.31           --
--------------------------------------------------------------------------------
Adjusted Net Income                                      $    0.06      $  0.03
--------------------------------------------------------------------------------

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 will be effective for financial statements of fiscal years beginning after December 15, 2001. Dag Media expects the adoption of SFAS No. 144 will not have material impact on the Company's financial position, results of operations or cash flows.

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

                                           DAG Media, Inc. (Registrant)


Date: May 9, 2002                                 By  /s/  Assaf Ran
                                      ------------------------------------------
                                                 Assaf Ran, President


Date: May 9, 2002                              By: /s/  Yael Shimor-Golan
                                      ------------------------------------------
                                      Yael Shimor-Golan, Chief Financial Officer