Form 10QSB
period 2002-06-30
DAG MEDIA INC
filed 2002-08-09
CIK 1080340

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

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

      As of August 9, 2002, there were outstanding 2,996,190 shares of the issuer's common shares, $.001 par value.

                                 DAG MEDIA, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION
                                                                     Page Number
        Financial Statements (unaudited)

        Balance Sheet at June 30, 2002 ...........................        2

        Statements of Operations for the Three and Six
        Month Periods Ended June 30, 2002 and 2001................        3

        Statements of Cash Flows for the Six
        Month Periods Ended June 30, 2002 and 2001................        4

Item 1. Notes to Financial Statements.............................        5

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.............        8

Part II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.................       14

SIGNATURES........................................................       15

Exhibit 99.1......................................................       16

Exhibit 99.2......................................................       17

                                 DAG MEDIA, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2002
                                   (unaudited)


Assets
Current assets:

   Cash and cash equivalents                                                                    $  2,446,559
   Preferred stocks and other marketable securities                                                4,456,887
                                                                                                ------------
            Total cash and cash equivalents, preferred stocks and other marketable securities      6,903,446
                                                                                                ------------

   Trade accounts receivable, net of allowance for doubtful accounts of $ 876,500                  2,632,582
   Directories in progress                                                                         1,846,616
   Deferred tax asset                                                                                177,864
   Other current assets                                                                              265,088
                                                                                                ------------
         Total current assets                                                                     11,825,596
                                                                                                ------------
Fixed assets, net of accumulated depreciation of $ 139,057                                           266,382

Trademarks, net of accumulated amortization of $ 43,875                                              307,106
Other assets                                                                                          19,462
                                                                                                ------------
         Total assets                                                                           $ 12,418,546
                                                                                                ============

Liabilities and Shareholders' Equity

Current liabilities:
         Accounts payable and accrued expenses                                                  $    118,151
         Accrued commissions and commissions payable                                                 778,000
         Advanced billing for unpublished directories                                              3,968,642
         Income tax payable                                                                          261,900
                                                                                                ------------
         Total current liabilities                                                                 5,126,693
                                                                                                ------------
Shareholders' equity:
         Preferred shares - $ .01 par value; 5,000,000 shares authorized; no shares
         issued                                                                                           --
         Common shares - $ .001 par value; 25,000,000 authorized; 2,996,190 issued
         and 2,927,460 outstanding                                                                     2,996
         Additional paid-in capital                                                                7,916,695
             Treasury stock, at cost- 68,730 shares                                                 (231,113)
             Deferred compensation                                                                   (46,347)
              Unrealized gains on preferred stocks                                                    34,207
         Retained earnings                                                                          (384,585)
                                                                                                ------------
                Total shareholders' equity                                                         7,291,853
                                                                                                ------------
                Total liabilities and shareholders' equity                                      $ 12,418,546
                                                                                                ============

       The accompanying notes are an integral part of this balance sheet.

                                 DAG MEDIA, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                      Three Months Ended June 30,    Six Months Ended June 30,
                                                          2002           2001           2002           2001
                                                          ----           ----           ----           ----
Advertising revenues                                  $ 1,380,742    $ 1,431,633    $ 2,955,275    $ 2,934,832
Publishing costs                                          520,843        599,645        737,366        788,952
                                                      -----------    -----------    -----------    -----------
   Gross profit                                           859,899        831,988      2,217,909      2,145,880

Operating costs and expenses:
 Selling expenses                                         548,935        490,452        998,998      1,076,055
 Administrative and general                               495,262        513,083      1,151,491      1,188,169
                                                      -----------    -----------    -----------    -----------
   Total operating costs and expenses                   1,044,197      1,003,535      2,150,489      2,264,224

   (Loss) income from operation                          (184,298)      (171,547)        67,420       (118,344)

Interest income, dividend income and realized
gains from preferred stocks                                51,971        170,571        122,789        252,751
                                                      -----------    -----------    -----------    -----------
Other income                                               51,971        170,571        122,789        252,751
                                                      -----------    -----------    -----------    -----------

(Loss) earnings before provision for income taxes
and cumulative effect of change in accounting
principle                                                (132,327)          (976)       190,209        134,407

Benefit (provision) for income taxes                       60,711             --        (94,151)       (69,000)
                                                      -----------    -----------    -----------    -----------

   (Loss) income before cumulative effect of
   change in accounting principle                         (71,616)          (976)        96,058         65,407

Cumulative effect of change in accounting principle            --             --       (895,000)            --
                                                      -----------    -----------    -----------    -----------
    Net (loss) income                                 $   (71,616)   $      (976)   $  (798,942)   $    65,407
                                                      ===========    ===========    ===========    ===========
Net (loss) income per common share
 --Basic
 (Loss) income before cumulative effect of change
 in accounting principle                              $     (0.02)   $     (0.00)   $      0.03    $      0.02
 Cumulative effect of change in accounting
 principle                                                     --             --          (0.30)            --
                                                      -----------    -----------    -----------    -----------
 Net loss (income) per common share                   $     (0.02)   $     (0.00)   $     (0.27)   $      0.02
                                                      -----------    -----------    -----------    -----------

 --Diluted
 (Loss) income before cumulative effect of change
 in accounting principle                              $     (0.02)   $     (0.00)   $      0.03    $      0.02
 Cumulative effect of change in accounting
 principle                                                     --             --          (0.30)            --
                                                      -----------    -----------    -----------    -----------
 Net loss (income) per common share                   $     (0.02)   $     (0.00)   $     (0.27)   $      0.02
                                                      ===========    ===========    ===========    ===========

Weighted average number of common shares
outstanding
 --Basic                                                2,925,486      2,907,460      2,918,495      2,907,460
                                                      ===========    ===========    ===========    ===========
 --Diluted                                              2,925,486      2,907,460      2,933,454      2,910,384
                                                      ===========    ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                            Six Months       Six Months
                                                                               Ended           Ended
                                                                           June 30, 2002   June 30, 2001
                                                                           -------------    -----------
Cash flows from operating activities:
  Net income (loss)                                                         $  (798,942)    $    65,407
  Adjustment to reconcile net income to net cash provided by operating activities--
  Cumulative effect of change in accounting principle                           895,000              --
  Depreciation and amortization                                                  39,312          49,210
  Amortization of deferred compensation                                           1,893           8,674
  Bad debt expense                                                              407,998         375,000
  Realized gain on preferred stocks and marketable securities                    (5,167)             --
  Deferred taxes                                                                 13,109         108,856
  Gain on sale of investments                                                        --         (89,863)
       Changes in operating assets and liabilities--
       Accounts receivable                                                     (711,663)       (389,695)
       Directories in progress                                                 (344,657)         38,597
       Other current and noncurrent assets                                     (155,333)       (102,681)
       Accounts payable and accrued expenses                                     18,046          50,910
       Accrued commissions and commissions payable                              183,000          (1,116)
       Advance billing for unpublished directories                              418,702        (308,545)
       Income taxes payable                                                      (4,448)        (39,855)
                                                                            -----------     -----------

              Net cash used in operating activities                             (43,150)       (235,101)
                                                                            -----------     -----------

Cash flows from investing activities:
   Restricted cash                                                                   --        (244,987)
   Investment in preferred Stocks and marketable securities                  (3,995,927)
   Investment in Adstar                                                              --        (250,000)

   Proceeds from sale of marketable securities and preferred stocks, net      3,274,944         277,363
   Purchase of fixed assets                                                     (39,687)        (43,046)
                                                                            -----------     -----------
             Net cash provided by (used in) investing activities               (760,670)       (260,670)
                                                                            -----------     -----------

Cash flows from financing activities:
    Proceeds from exercise of stock option                                       21,200              --
                                                                            -----------     -----------

              Net cash provided by financing activities                          21,200              --
                                                                            -----------     -----------
Net increase (decrease) in cash                                             $  (782,620)    $  (495,771)
                                                                            -----------     -----------

Cash and cash equivalents, beginning of period                                3,229,179       7,148,664
                                                                            -----------     -----------

Cash and cash equivalents, end of period                                    $ 2,446,559     $ 6,652,893
                                                                            ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.
                       Item 1. NOTES TO FINANCIAL STATEMENTS
                                   June 30, 2002

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

Comparative information is as follows:

---------------------------------------------------------------------------------------------------------------
                                                Six months       Six months      Three months     Three months
                                               ended June 30,   ended June 30,   ended June 30,  ended June 30,
                                                   2002              2001            2002             2001
                                                   ----              ----            ----             ----
Reported Net (Loss) Income                     $  (798,942)      $    65,407     $   (71,616)     $      (976)
---------------------------------------------------------------------------------------------------------------
Add back cumulative effect of change in
accounting principle                               895,000                --              --               --
---------------------------------------------------------------------------------------------------------------
Add back goodwill amortization                          --            20,000              --           10,000
---------------------------------------------------------------------------------------------------------------
Adjusted Net Income                            $    96,058       $    85,407     $   (71,616)     $     9,024
---------------------------------------------------------------------------------------------------------------
Basic earning per share
---------------------------------------------------------------------------------------------------------------
Reported Net (Loss) Income                     $     (0.27)      $      0.02     $     (0.02)     $      0.00
---------------------------------------------------------------------------------------------------------------
Goodwill amortization                                   --              0.01              --             0.00
---------------------------------------------------------------------------------------------------------------
Cumulative effect of change in accounting
principle                                             0.31                --            0.00               --
---------------------------------------------------------------------------------------------------------------
Adjusted Net Income                            $      0.03       $      0.03     $     (0.02)     $      0.00
---------------------------------------------------------------------------------------------------------------
Diluted earning per share
---------------------------------------------------------------------------------------------------------------
Reported Net (Loss) Income                     $     (0.27)      $      0.02     $     (0.27)     $      0.00
---------------------------------------------------------------------------------------------------------------
Goodwill amortization                                   --              0.01              --             0.00
---------------------------------------------------------------------------------------------------------------
Cumulative effect of change in accounting
principle                                             0.31                --            0.00               --
---------------------------------------------------------------------------------------------------------------
Adjusted Net Income                            $      0.03       $      0.03     $     (0.27)     $      0.00
---------------------------------------------------------------------------------------------------------------

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

The numerator in calculating both basic and diluted earnings per common share for each period is the reported net income. The denominator is based on the following weighted average number of common shares:


                                    Six Months Ended         Three Months Ended
                                         June 30,                 June 30,
                                    2002         2001         2002         2001
----------------------------------------------------------------------------------
Basic                             2,918,495    2,907,460    2,925,486    2,907,460
Incremental shares for assumed
conversion of options                14,959        2,924        4,328        3,828
----------------------------------------------------------------------------------
Diluted                           2,933,454    2,910,384    2,929,814    2,911,288
----------------------------------------------------------------------------------

The difference between basic and diluted weighted average common shares resulted from the assumption that the dilutive stock options outstanding were exercised. There were 152,440 stock options and warrants not included in the diluted earnings per share calculation for the respective six months and three months period ended June 30, 2002, as their effect would have been anti-dilutive. For the respective six months and three months period ended June 30, 2001 there were 359,884 and 241,884 stock options and warrants not included in the diluted earnings per share calculation, as their effect would have been anti-dilative.

4. SIGNIFICANT EVENTS

On June 11, 2002 the company dismissed Arthur Andersen LLP as its independent accountants. The company engaged Grant Thornton LLP as its new independent accountants. The decision to change accountants was recommended and approved by the audit committee of the company's board of directors.

5. SUBSEQUENT EVENT

On August 5th, 2002, Blackbook photography Inc., a wholly owned subsidiary of DAG Media, Inc., purchased the assets and assumed certain liabilities of The Black Book business in consideration for approximately $55,000 net of cash acquired. The Black Book is a leading publisher of photography and illustration directories that have become "Industry Standard" and a printing reference for finding photographers and illustrators in North America.

                              Item 2. MANAGEMENT'S
      DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with our unedited financial statements and notes thereto contained elsewhere in this report. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements.

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

NewYellow was launched on May 12, 1999 as the Company's first general interest, English only yellow page directory. The first NewYellow publication was printed and distributed in March 2000 and the fifth edition was printed and distributed in April 2002. New Yellow competes directly with the Verizon Yellow Pages in New York City. New Yellow is the only general interest yellow page directory to provide full-color advertisements. NewYellow was also the first directory to include e-mail addresses. Also, as part of our service, we offer to all New Yellow advertisers free e-mail addresses as well as electronic mail boxes. These mailboxes are often used to provide our advertisers with electronic referrals. NewYellow is available online at our web site www.newyellow.com. New Yellow is now in its fourth year of production.

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

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Advertising revenues

Advertising revenues for three months ended June 30, 2002 were $1,381,000 compared to $1,432,000 for the three months ended June 30, 2001, a decrease of $51,000. The decrease was primarily attributable to the decrease in sales of the June 2002 edition of the Jewish Master Guide directory compared to the equivalent edition last year.

Publication costs

Publication costs for the three months ended June 30, 2002 were $521,000 compared to $600,000, for the corresponding period in 2001, a decrease of $79,000. As a percentage of advertising revenues, publication costs were 37.7% in the three months period ending June 30, 2002 compared to 41.9%, in the corresponding 2001 period. The decrease in publication costs primarily reflects the decrease in the paper and distribution costs of the April edition of the New Yellow Manhattan directory compared to the equivalent edition last year.

Selling expenses

Selling expenses for the three months ended June 30, 2002 were $549,000 compared to $490,000 for the corresponding period in 2001, an increase of $59,000. This increase is primarily a result of more sales made by agencies with higher commission rates versus sales made by representative who work directly for the company.

General and administrative costs

General and administrative expenses for the quarter ended June 30, 2002 were $495,000 compared to $513,000 for the same period in 2001, a decrease of 3.51 %. This decrease is primarily attributable to a reduction in investor relation costs and insurance expenses.


Other income

For the quarter ended June 30, 2002, the Company had other income of $52,000 compared to other income of $171,000 for the quarter ended June 30, 2001. This decrease was primarily attributable to the approximate $89,000 gain on sale of AdStar securities previously invested in and to the decrease in interest rates resulting in decreased interest income in the second quarter of 2002.

Benefit (provision) for income taxes

Benefit from income taxes in the three months ended June 30, 2002 was $61,000 opposed to no provision for income taxes for the three months ended June 30, 2001. In the Second quarter of 2002, we used a 46% rate to calculate taxes on the expected annual income, that is consistence with prior years.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Advertising Revenues

Advertising revenues for the six months ended June 30, 2002 were $2,955,000 compared to $2,935,000 for the six months ended June 30, 2001, an increase of $ 20,000 or 0.68%. The increase was primarily attributable to increased advertising revenue, primarily with respect to the fifth edition publication of New Yellow Manhattan.

Publication Costs

Publication costs for the six months ended June 30, 2002 were $737,000 compared to $789,000 for the corresponding period in 2001, a decrease of $ 52,000 reflects the decrease in the paper and distribution costs of the April 2002 edition on the New Yellow Manhattan. As a percentage of net advertising revenues, publication costs were 24.9% in the 2002 period compared to 26.9%, in the 2001 period. The differential in publication costs can vary as it corresponds to the particular requirements of the directory being published and on the prevalent paper costs.

Selling Expenses

Selling expenses for the six months ended June 30, 2002 were $999,000 compared to $1,076,000 for the corresponding period in 2001, a decrease of 7.2%. As a percentage of advertising revenues, selling expenses decreased to 33.8% from 36.7%. The decrease in selling expenses was attributable to the decreases in sales promotion.

Administrative and General Costs

Administrative and general costs for the six months ended June 30, 2002 were $1,151,000 compared to $1,188,000 for the same period in 2001, a decrease of 3.1%. The decrease was primarily attributable to (1) a decrease in the expense for uncollectible receivables (2) ceasing to outsource the responsibility of investor relations and (3) decreased insurance expenses.

Other income

For the six months ended June 30, 2002 the Company had other income of $123,000 compared to other income of $253,000 for the six months ended June 30, 2001. This decrease was primarily attributable to the approximate $89,000 gain on sale of AdStar securities previously invested in.

Benefit (Provision) for income taxes

Provision for income taxes for the six months ended June 30, 2002 and June 30, 2001 were $94,000 and $69,000, respectively. The increase in the provision for income taxes was directly attributable to the change in operating income.

Liquidity and Capital Resources

At June 30, 2002 we had cash and cash equivalents, including preferred stocks and other marketable securities of $6,903,000 and working capital of $6,699,000 as compared to cash and cash equivalents, including preferred stocks and other marketable securities of $6,960,000 and working capital of $6,720,000 at June 30, 2001. The decrease primarily reflects the use of cash in operating and investing activities.

Net cash used in operating activities was $43,000 for the six months ended June 30, 2002. For the comparable 2001 period, net cash used in operating activities was $235,000. The decrease in net cash used in by operating activities reflects the increase in corporate earnings and the publication of the Jewish Israeli Yellow Pages directory.

Net cash used in investing activities was $ 761,000 for the six months ended June 30, 2002 compared to net cash used in investing activities of $261,000 for the comparable 2001 period. Net cash used in investing activities for the six months ended June 30, 2002 was primarily the result of the company's investment in cash equivalents as short term mutual fund.

Net cash provided by financing activities was $21,000 for the six months ended June 30, 2002 compared to none at the comparable 2001 period. The net cash provided by financing activities for the six months ended June 30, 2002 was due to the exercise of stock options.

We anticipate that our current cash balances together with our cash flows from operations will be sufficient to fund the production of our directories and the maintenance of our web site as well as increases in our marketing and promotional activities for the next 12 months. However, we expect our working capital requirements to increase over the next 12 months as we continue to market our directories and expand our on-line services, in particular for NewYellow Manhattan.

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


Comparative information is as follows:

---------------------------------------------------------------------------------------------------------------
                                                Six months        Six months     Three months    Three months
                                              ended June 30,    ended June 30,   ended June 30,  ended June 30,
---------------------------------------------------------------------------------------------------------------
                                                   2002              2001            2002             2001
                                                   ----              ----            ----             ----
---------------------------------------------------------------------------------------------------------------
Reported Net (Loss) Income                     $  (798,942)      $    65,407     $   (71,616)     $      (976)
---------------------------------------------------------------------------------------------------------------
Add back cumulative effect of change in
accounting principle                               895,000                --              --               --
---------------------------------------------------------------------------------------------------------------
Add back goodwill amortization                          --            20,000              --           10,000
---------------------------------------------------------------------------------------------------------------
Adjusted Net Income                            $    96,058       $    85,407     $   (71,616)     $     9,024
---------------------------------------------------------------------------------------------------------------
Basic earning per share
---------------------------------------------------------------------------------------------------------------
Reported Net (Loss) Income                     $     (0.27)      $      0.02     $     (0.02)     $      0.00
---------------------------------------------------------------------------------------------------------------
Goodwill amortization                                   --              0.01              --             0.00
---------------------------------------------------------------------------------------------------------------
Cumulative effect of change in accounting
principle                                             0.31                --            0.00               --
---------------------------------------------------------------------------------------------------------------
Adjusted Net Income                            $      0.03       $      0.03     $     (0.02)     $      0.00
---------------------------------------------------------------------------------------------------------------
Diluted earning per share
---------------------------------------------------------------------------------------------------------------
Reported Net (Loss) Income                     $     (0.27)      $      0.02     $     (0.27)     $      0.00
---------------------------------------------------------------------------------------------------------------
Goodwill amortization                                   --              0.01              --             0.00
---------------------------------------------------------------------------------------------------------------
Cumulative effect of change in accounting
principle                                             0.31                --                               --
---------------------------------------------------------------------------------------------------------------
Adjusted Net Income                            $      0.03       $      0.03     $     (0.27)     $      0.00
---------------------------------------------------------------------------------------------------------------

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

                                    DAG Media, Inc. (Registrant)


Date:  August 9, 2002                 By  /s/  Assaf Ran
                                      ------------------------------------------
                                      Assaf Ran, President

Date:  August 9, 2002                 By:  /s/  Yael Shimor-Golan
                                      ------------------------------------------
                                      Yael Shimor-Golan, Chief Financial Officer