Form 10QSB
period 2002-09-30
DAG MEDIA INC
filed 2002-11-06
CIK 1080340

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

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

      As of November 6, 2002 there were outstanding 2,996,190 shares of the issuer's common shares, $.001 par value.

                                 DAG MEDIA, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS

Part I - CONSOLIDATED FINANCIAL INFORMATION
                                                                     Page Number
                                                                     -----------
         Consolidated Financial Statements (unaudited)

         Consolidated Balance Sheet at September 30, 2002 .............     2

         Consolidated Statements of Operations for the Three and Nine
         Month Periods Ended September 30, 2002 and 2001...............     3

         Consolidated Statements of Cash Flows for the Nine
         Month Periods Ended September 30, 2002 and 2001...............     4

Item 1.  Notes to Consolidated Financial Statements....................     5

Item 2.  Management's Discussion and Analysis of
         Consolidated Financial Condition and Results of Operations....     8

Item 3.  Control and procedures........................................    15

Part II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.....................    16

Item 6.  Exhibits......................................................    18

SIGNATURES.............................................................    18

CERTIFICATIONS.........................................................    19

                                 DAG MEDIA, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (unaudited)

Assets
Current assets:

   Cash and cash equivalents                                                                    $  1,762,762
   Preferred stocks and other marketable securities                                                5,384,970
                                                                                                ------------
            Total cash and cash equivalents, preferred stocks and other marketable securities      7,147,732
                                                                                                ------------

   Trade accounts receivable, net of allowance for doubtful accounts of $ 867,148                  2,644,431

   Directories in progress                                                                         1,755,120

   Other current assets                                                                              191,954
                                                                                                ------------
         Total current assets                                                                     11,739,237
                                                                                                ------------

Fixed assets, net of accumulated depreciation of $ 158,901                                           288,542

Deferred tax asset                                                                                   472,606

Trademarks, net of accumulated amortization of $ 47,385                                              303,596

Intangibles in connection with Blackbook acquisition                                                 333,422

Other assets                                                                                          27,823
                                                                                                ------------
         Total assets                                                                           $ 13,165,226
                                                                                                ============

Liabilities and Shareholders' Equity

Current liabilities:
         Accounts payable and accrued expenses                                                  $  1,007,403
         Accrued commissions and commissions payable                                                 808,794
         Income tax payable                                                                          188,257
         Advanced billing for unpublished directories                                              3,959,334
                                                                                                ------------
         Total current liabilities                                                                 5,963,788
                                                                                                ------------

Shareholders' equity:
         Preferred shares - $ .01 par value; 5,000,000 shares authorized;
         no shares issued                                                                                 --
         Common shares - $ .001 par value; 25,000,000 authorized;
         2,996,190 issued and 2,927,460 outstanding                                                    2,996
         Additional paid-in capital                                                                8,033,066
             Treasury stock, at cost- 68,730 shares                                                 (231,113)
             Deferred compensation                                                                  (154,098)
              Unrealized gains on preferred stocks                                                    22,470
         Retained earnings                                                                          (471,883)
                                                                                                ------------
                Total shareholders' equity                                                         7,201,438
                                                                                                ------------
                Total liabilities and shareholders' equity                                      $ 13,165,226
                                                                                                ============

       The accompanying notes are an integral part of this balance sheet.

                                 DAG MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                        Three Months Ended September 30,         Nine Months Ended September 30,
                                                            2002                 2001               2002                 2001
                                                            ----                 ----               ----                 ----
Advertising revenues                                    $ 1,849,750          $ 1,464,425        $ 4,805,025          $ 4,399,257
Publications costs                                          294,933              212,922          1,024,299            1,001,873
                                                        -----------          -----------        -----------          -----------
   Gross profit                                           1,554,817            1,251,503          3,780,726            3,397,384

Operating costs and expenses:
 Selling expenses                                           862,339              624,000          1,861,337            1,700,054
 Administrative and general                                 912,989              479,407          2,072,480            1,667,598
                                                        -----------          -----------        -----------          -----------
   Total operating costs and expenses                     1,775,328            1,103,407          3,933,817            3,367,652

   (Loss) income from operation                            (220,511)             148,096           (153,091)              29,732

Interest income, dividend income and realized
gains from preferred stocks                                  46,462               74,018            169,250              320,324
                                                        -----------          -----------        -----------          -----------
(Loss) income before provision for income
taxes and cumulative effect of change in
accounting principle                                       (174,049)             222,114             16,159              350,056

Benefit (provision) for income taxes                         86,753              (98,490)            (7,397)            (167,490)
                                                        -----------          -----------        -----------          -----------
   (Loss) income before cumulative effect of
   change in accounting principle                           (87,296)             123,624              8,762              182,566

Cumulative effect of change in accounting principle              --                   --           (895,000)                  --
                                                        -----------          -----------        -----------          -----------

    Net loss (income)                                   $   (87,296)         $   123,624        $  (886,238)         $   182,566
                                                        ===========          ===========        ===========          ===========
Net (loss) income per common share
 --Basic
 (Loss) income before cumulative effect of change
 in accounting principle                                $     (0.03)         $      0.04        $      0.00          $      0.07
 Cumulative effect of change in accounting
 principle                                                       --                   --              (0.31)                  --
                                                        -----------          -----------        -----------          -----------
 Net loss (income) per common share                     $     (0.03)         $      0.04        $     (0.31)         $      0.07
                                                        ===========          ===========        ===========          ===========

 --Diluted
 (Loss) income before cumulative effect of change
 in accounting principle                                  $ ( 0.03)          $      0.04        $      0.00          $      0.07
 Cumulative effect of change in accounting
 principle                                                       --                   --              (0.31)                  --
                                                        -----------          -----------        -----------          -----------
 Net loss (income) per common share                     $     (0.03)         $      0.04        $     (0.31)         $      0.07
                                                        ===========          ===========        ===========          ===========

Weighted average number of common shares
outstanding
 --Basic                                                  2,927,460            2,907,460          2,921,516            2,907,460
                                                        ===========          ===========        ===========          ===========
 --Diluted                                                2,927,460            2,908,744          2,931,330            2,914,438
                                                        ===========          ===========        ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.
                      COSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                           Nine Months Ended        Nine Months Ended
                                                                          September 30, 2002       September 30, 2001
                                                                          ------------------       ------------------
Cash flows from operating activities:
  Net income (loss)                                                              $  (886,238)             $   182,566
  Adjustment to reconcile net income to net cash provided by operating activities--
  Cumulative effect of change in accounting principle                                895,000                       --
  Depreciation and amortization                                                       66,605                   74,073
  Amortization of deferred compensation                                               10,513                   13,011
  Bad debt expense                                                                   830,359                  454,115
  Realized gain on preferred stocks and marketable securities                          2,035                       --
  Deferred taxes                                                                          --                  187,057
       Changes in operating assets and liabilities--
       Accounts receivable                                                          (752,293)                (718,116)
       Directories in progress                                                      (253,161)                 124,701
       Other current and noncurrent assets                                           (68,417)                (208,075)
       Accounts payable and accrued expenses                                         (28,137)                  59,692
       Accrued commissions and commissions payable                                   163,837                  106,883
       Advance billing for unpublished directories                                   409,393                 (396,573)
       Income taxes payable                                                          (78,094)                 (19,567)
                                                                                 -----------              -----------
              Net cash provided by (used in) operating activities                    311,402                 (140,233)
                                                                                 -----------              -----------

Cash flows from investing activities:

   Investment in Preferred stocks and other marketable Securities                 (4,995,927)                      --
   Proceeds from sale of marketable securities and preferred stocks, net           3,327,925                       --
   Cash paid for acquisition of subsidiary                                           (70,537)
   Purchase of fixed assets                                                          (60,480)                 (43,671)
                                                                                 -----------              -----------
             Net cash used in investing activities                                (1,799,019)                 (43,671)
                                                                                 -----------              -----------

Cash flows from financing activities:
    Proceeds from exercise of stock option                                            21,200                       --
                                                                                 -----------              -----------
              Net cash provided by financing activities                               21,200                       --
                                                                                 -----------              -----------

Net decrease in cash                                                             $(1,466,417)             $  (183,904)
                                                                                 -----------              -----------

Cash and cash equivalents, beginning of period                                     3,229,179                7,148,664
                                                                                 -----------              -----------

Cash and cash equivalents, end of period                                         $ 1,762,762              $ 6,964,760
                                                                                 ===========              ===========

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.
               Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

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

Comparative information is as follows:

----------------------------------------------------------------------------------------------------------------------
                                               Nine months ended September 30,       Three months ended September 30,
                                               -------------------------------       --------------------------------
----------------------------------------------------------------------------------------------------------------------
                                                   2002                  2001            2002                  2001
                                                   ----                  ----            ----                  ----
----------------------------------------------------------------------------------------------------------------------
Reported Net (Loss) Income                    $  (886,238)           $   182,566         (87,296)              123,624
----------------------------------------------------------------------------------------------------------------------
Add back cumulative effect of                     895,000                     --              --                    --
change in accounting principle
----------------------------------------------------------------------------------------------------------------------
Add back goodwill amortization                         --                 30,000              --                10,000
----------------------------------------------------------------------------------------------------------------------
Adjusted Net Income                           $     8,762            $   212,566         (87,296)              133,624
----------------------------------------------------------------------------------------------------------------------
Basic earning per share
----------------------------------------------------------------------------------------------------------------------
Reported Net (Loss) Income                    $     (0.31)           $      0.06     $     (0.03)          $      0.04
----------------------------------------------------------------------------------------------------------------------
Goodwill amortization                                  --                   0.01              --                    --
----------------------------------------------------------------------------------------------------------------------
Cumulative effect of change in                       0.31                     --              --                    --
accounting principle
----------------------------------------------------------------------------------------------------------------------
Adjusted Net Income                           $     (0.00)           $      0.07     $     (0.03)          $      0.04
----------------------------------------------------------------------------------------------------------------------
Diluted earning per share
----------------------------------------------------------------------------------------------------------------------
Reported Net (Loss) Income                    $     (0.31)           $      0.06     $     (0.03)          $      0.04
----------------------------------------------------------------------------------------------------------------------
Goodwill amortization                                  --                   0.01              --                    --
----------------------------------------------------------------------------------------------------------------------
Cumulative effect of change in                       0.31                     --              --                    --
accounting principle
----------------------------------------------------------------------------------------------------------------------
Adjusted Net Income                           $     (0.00)           $      0.07     $     (0.03)          $      0.04
----------------------------------------------------------------------------------------------------------------------

3.    EARNINGS PER SHARE OF COMMON STOCK

The Company has applied SFAS No. 128, "Earnings Per Share" in its calculation and presentation of earnings per share - "basic" and "diluted". Basic earnings per share are computed by dividing income available to common shareholders (the numerator) by the weighted average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

The numerator in calculating both basic and diluted earnings per common share for each period is the reported net income. The denominator is based on the following weighted average number of common shares:

                                                            Nine Months Ended         Three Months Ended
                                                              September 30,              September 30,
                                                           2002           2001         2002         2001
------------------------------------------------------------------------------------------------------------
Basic                                                    2,921,516     2,907,460     2,927,460     2,907,460
Incremental shares for assumed conversion of options         9,814         6,978            --         1,223
------------------------------------------------------------------------------------------------------------
Diluted                                                  2,931,330     2,914,438     2,927,460     2,908,744
============================================================================================================

The difference between basic and diluted weighted average common shares resulted from the assumption that the dilutive stock options outstanding were exercised. There were 240,440 and 380,440 stock options and warrants not included in the diluted earnings per share calculation for the respective nine months and three months period ended September 30, 2002, as their effect would have been anti-dilutive. For the respective nine months and three months period ended September 30, 2001 there were 249,884 and 359,884 stock options and warrants not included in the diluted earnings per share calculation as their effect would have been anti-dilutive.

4.    ACQUISITION

On August 5th, 2002 the company purchased substantially all of the assets of The Blackbook business from BrandEra.com [U.S], Inc. (the "Blackbook Acquisition"). The Blackbook is a leading publisher of photography and illustration directories that have become "Industry Standard" and a reference point for finding photographers and illustrators in North America. The Blackbook Acquisition was made through Blackbook Photography Inc., a newly formed wholly owned subsidiary of DAG Media, Inc. The purchase price was $217,400 out of which $6,420 was paid in cash and the balance was offset against existing cash balances of Blackbook on the date of the transaction. In connection with the Blackbook Acquisition, the company incurred approximately $70,000 acquisition costs including legal, accounting and finder's fees. The acquisition has been accounted for under the purchase method of accounting. The aggregate purchase price of $287,000 is being allocated based on the preliminary estimates of the fair value of the tangible and intangible assets acquired and liabilities assumed as follows:

--------------------------------------------------------------------------------
Assets Acquired:
--------------------------------------------------------------------------------
Current Assets (including cash acquired of $211,000)                    $627,000
--------------------------------------------------------------------------------
Fixed Assets                                                            $ 25,000
--------------------------------------------------------------------------------
Intangibles in connection with Blackbook acquisition                    $333,000
--------------------------------------------------------------------------------
Deferred Tax Assets                                                     $282,000
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Liabilities Assumed:
--------------------------------------------------------------------------------
Current Liabilities                                                     $980,000
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Total Purchase Price:                                                   $287,000
--------------------------------------------------------------------------------

The estimation of the fair value of assets acquired and liabilities assumed was determined by the company's management based on information currently available. The company is in the process of completing the evaluation of certain acquired assets, as well as certain intangibles. Accordingly, the allocation of the purchase price is subject to revisions.

The consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiary since the acquisition date. All material intercompany accounts and transactions have been eliminated.

The following unaudited pro forma consolidated statements of operations data for the nine months periods ended September 30, 2002 and 2001 give effect to the Blackbook Acquisition as if it had occurred as of the beginning of the periods reported. All of the following unaudited pro forma consolidated results of the operation give effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place as of the beginning of the periods reported, and may not be indicative of future operating results.

----------------------------------------------------------------------------------------------------------------------
                                                                  Pro Forma                       Pro Forma
                                                               DAG Media, Inc.                 DAG Media, Inc.
                                                                Consolidated                    Consolidated
                                                             For the Nine Months             For the Nine Months
                                                                Period Ended                    Period Ended
                                                             September 30, 2002              September 30, 2001
----------------------------------------------------------------------------------------------------------------------
Revenues                                                           5,822,125                      5,463,749
----------------------------------------------------------------------------------------------------------------------
Net (loss) income before cumulative effect                            88,049                       (700,959)
of change in accounting principal
----------------------------------------------------------------------------------------------------------------------
Net loss                                                            (806,951)                      (700,959)
----------------------------------------------------------------------------------------------------------------------
Earning (loss) per share - Basic and diluted                      $     0.03                     $    (0.24)
Before cumulative effect                                          $    (0.31)                            --
                                                                  ----------                     ----------
Cumulative effect                                                 $    (0.28)                    $    (0.24)
                                                                  ==========                     ==========
----------------------------------------------------------------------------------------------------------------------

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

NewYellow was launched on May 12, 1999 as the Company's first general interest, English only yellow page directory. The first NewYellow publication was printed and distributed in March 2000 and the sixth edition was printed and distributed in October 2002. New Yellow competes directly with the Verizon Yellow Pages in New York City. New Yellow is the only general interest yellow page directory that provides full-color advertisements with no additional charges. NewYellow was also the first directory to include e-mail addresses. Also, as part of our service, we offer to all New Yellow advertisers free e-mail addresses as well as electronic mail boxes. These mailboxes are often used to provide our advertisers with electronic referrals. NewYellow is available online at our web site www.newyellow.com. New Yellow is now in its fourth year of production.

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

On August 5th, 2002 the company purchased the business and assets of the Blackbook business from BrandEra.com [U.S], Inc. The Blackbook is a leading publisher of photography and illustration directories that have become the "Industry Standard" reference source for finding photographers, illustrators and graphic designers in North America.

The Blackbook name is respected worldwide with an estimated 19,000 art directors, creative directors, designers and corporations using Blackbook to find the talent they need. The Blackbook's source books consist of three different books: Blackbook Photography, Blackbook Illustration and Blackbook AR100 that encompass 3 distinct advertiser groups: photographers, illustrators and a select group of more then 100 leading corporate annual reports.

The Blackbook advertisers, also have integrated presence in our on-line property at Blackbook.com, which acts as a business-to-business electronic marketplace for the following three key segments of the creative community: advertising agencies, advertisers and the associated independent creative community. Blackbook.com is a showcase of the blackbook advertisers' portfolios on line. Blackbook.com offers a full service portfolio, which is managed by Blackbook sales consultants, as well as a self-managed portfolio.

The primary competitors of the Blackbook directories include The Workbook, American Showcase, Alternative Pick and New York Gold.

The consolidated financial information herein include the accounts of the Company and its wholly owned subsidiary since the acquisition date. All material intercompany accounts and transactions have been eliminated.

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Advertising revenues

Advertising revenues for three months ended September 30, 2002 were $1,850,000 compared to $1,464,000 for the three months ended September 30, 2001, an increase of $386,000. The increase was primarily attributable to the increase in sales of the August 2002 edition of the Jewish Israeli Yellow Pages directory compared to the equivalent edition last year. For the three months ended September 30, 2002 the Blackbook operation contributed total revenues of $17,000.

Publication costs

Publication costs for the three months ended September 30, 2002 were $295,000 compared to $213,000, for the corresponding period in 2001, an increase of $82,000. As a percentage of advertising revenues, publication costs were 15.95% in the three months period ending September 30, 2002 compared to 14.54%, in the corresponding 2001 period. The increase in publication costs primarily reflects the Blackbook's publication cost for the three months period ended September 30, 2002 of $72,000 that were included at the consolidated financial statements for the first time as well as to the increase in the paper and distribution costs of the August edition of the Jewish Israeli Yellow Pages directory compared to the equivalent edition last year.

Selling expenses

Selling expenses for the three months ended September 30, 2002 were $862,000 compared to $624,000 for the corresponding period in 2001, an increase of $238,000. This increase is primarily a result of an increase in sales resulting in more commissions and promotions payments as well as more sales made by agencies with higher commission rates versus sales made by representatives who work directly for the company. In addition, the selling expenses for the three months ended September 30, 2002 include the Blackbook selling expenses for the first time adding up to $38,000.

Administrative and general costs

General and administrative expenses for the quarter ended September 30, 2002 were $913,000 compared to $479,000 for the same period in 2001, an increase of 90.60%. This increase is primarily attributable to the additional administrative and general expenses of the Blackbook added for the first time in the consolidated financial statements amounting up to $123,000 and to the increase of bad debt expenses of $327,000 as well as depreciation costs, repairs and maintenance expenses.

Other income

For the quarter ended September 30, 2002, the Company had other income of $46,000 compared to other income of $74,000 for the quarter ended September 30, 2001. This decrease was primarily attributable to the decrease in interest rates resulting in decreased interest income in the third quarter of 2002.

Provision (benefit) for income taxes

Benefit for income taxes in the three months ended September 30, 2002 was $87,000 as apposed to provision for income taxes of $98,000 for the three months ended September 30, 2001. The decrease was primarily attributable to the decrease in earnings from operation in the three months period ended September 30, 2002. In the third quarter of 2002, we used a 46% rate to calculate taxes on the expected annual income.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Advertising Revenues

Advertising revenues for the nine months ended September 30, 2002 were $4,805,000 compared to $4,399,000 for the nine months ended September 30, 2001, an increase of $406,000 or 9.2%. The increase was primarily attributable to increased advertising revenues, primarily with respect to the twenty fifth edition publication of the Jewish Israeli Yellow Pages directory. For the nine months ended September 30, 2002 the Blackbook operation contributed total revenues of $17,000.

Publication Costs

Publication costs for the nine months ended September 30, 2002 were $1,024,000 compared to $1,002,000 for the corresponding period in 2001, an increase of $22,000. This increase reflects the added $72,000 publication cost of the Blackbook that were included this quarter for the first time in the company's consolidated financial statements. As a percentage of net advertising revenues, publication costs were 21.3% in the 2002 period compared to 22.8%, in the 2001 period. The decrease in the percentage of publication costs reflects the decrease in the paper and distribution costs of the April 2002 edition on the New Yellow Manhattan directory as well as the Jewish Master Guide directory of June 2002. The difference in publication costs can vary as it corresponds to the particular requirements of the directory being published and on the prevalent paper costs.

Selling Expenses

Selling expenses for the nine months ended September 30, 2002 were $1,861,000 compared to $1,700,000 for the corresponding period in 2001, an increase of 9.4%. As a percentage of advertising revenues, selling expenses increased to 38.7% from 38.6%. The increase in selling expenses was attributable to the general increases in sales commissions and promotion due to the increase in sales as well as additional $38,000 of the Blackbook selling costs added this quarter for the first time in the company's consolidated financial statements.

Administrative and General Costs

Administrative and general costs for the nine months ended September 30, 2002 were $2,072,000 compared to $1,668,000 for the same period in 2001, an increase of 24.2%. The increase was primarily attributable to an additional $123,000 general and administration cost of Blackbook added for the first time this quarter as well as an increase in the expense for uncollectible receivables of $361,000.

Other income

For the nine months ended September 30, 2002 the Company had other income of $169,000 compared to other income of $320,000 for the nine months ended September 30, 2001. This decrease was primarily attributable to the one time gain of approximately $89,000 included in the nine months period ended September 30, 2001 on the sale of AdStar securities as well as a general decrease in interest rates.

Provision (benefit) for income taxes

Provision for income taxes for the nine months ended September 30, 2002 and September 30, 2001 were $7,000 and $167,000, respectively. The decrease in the provision for income taxes was attributable directly to the decrease in the company's earning from operations.

Liquidity and Capital Resources

On September 30, 2002 we had cash and cash equivalents, including preferred stocks and other marketable securities of $7,148,000 and working capital of $5,775,000 as compared to cash and cash equivalents, including preferred stocks and other marketable securities of $6,965,000 and working capital of $6,866,000 at September 30, 2001. The increase primarily reflects the net cash provided by operating activities and the additional $50,000 cash of Blackbook included for the first time in the company's consolidated financial statements.

Net cash provided by operating activities was $311,000 for the nine months ended September 30, 2002. For the comparable 2001 period, net cash used in operating activities was $140,000. The increase in net cash provided by operating activities reflects the profitable publication of both the Jewish Israeli Yellow Pages and the New Yellow Manhattan directories.

Net cash used in investing activities was $1,799,000 for the nine months ended September 30, 2002 compared to $44,000 for the comparable 2001 period. Net cash used in investing activities for the nine months ended September 30, 2002 was primarily a result of purchasing of preferred stocks and other marketable securities as well as the company's purchase of the Blackbook business.

Net cash provided by financing activities was $21,000 for the nine months ended September 30, 2002 compared to none at the comparable 2001 period. The net cash provided by financing activities for the nine months ended September 30, 2002 was due to the exercise of stock options and the issuance of common shares, respectfully.

We anticipate that our current cash balances together with our cash flows from operations will be sufficient to fund the production of our directories and the maintenance of our web site as well as increases in our marketing and promotional activities for the next 12 months. However, we expect our working capital requirements to increase over the next 12 months as we continue to market our directories and expand our on-line services, in particular for our NewYellow Manhattan directory.

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

In connection with a reorganization at the consumption of our initial public offering ("IPO") in 1999, the Company acquired the 50% interest of an affiliate, which resulted in the recognition of approximately $1 million in goodwill based on the IPO price. This goodwill was being amortized over 25 years. The Company adopted SFAS 142 effective January 1, 2002, which requires the determination of whether there has been impairment in the carting value of goodwill based on fair value. As a result of the decline in the market value of the Company's shares, and considering that this is considered entity level goodwill the Company determined that, as of January 1, 2002 the goodwill has been fully impaired. Accordingly, the goodwill has been written off as the cumulative effect of an accounting change in the accompanying Financial Statements. The Company is continuing to amortize its trademarks over 25 year-estimated life as it believes that they do not have unlimited future life.

                         Item 3. CONTROL AND PROCEDURES

Assaf Ran, our Chief Executive Officer and Yael Shimor-Golan, our Chief Financial Officer evaluated our disclosure controls and procedures during the period November 1st, 2002 through November 5th , 2002. Based on their evaluation they concluded that the company's disclosure controls and procedures ensure that information relating to the company and its consolidated subsidiary, required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and adequately communicated to management. They have also concluded, based on their evaluation, that there were no significant deficiencies in the design or operation of the Company's internal controls and procedures which could adversely affect the Company's ability to record, process, summarize and report financial data. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls and procedures.

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
                                                           ----------
                                                           $1,701,237

(h)   Net proceeds: $6,423,763.

(i)   Amount of net offering proceeds used for the purposes listed below:

              Temporary investments with maturities of
                   three months or less:                         $ 3,052,002
                                                                 ===========
                    New Yellow printing and distribution cost    $ 3,300,336
                                                                 ===========
                    Investment in Blackbook Photography Inc.     $    71,425
                                                                 ===========

Item 4. Submission of Matters to a Vote of Security Holders

      A.    The Annual Meeting of stockholders was held on Wednesday, July 10,
            2002.

      B. The names of the directors elected at the meeting: Assaf Ran, Michael J.Jackson, Yael Shimor-Golan, Phillip Michals, Eran Goldschmid and Stephen A. Zelnick. There are no directors whose term of office has not continued.

      C. At the Annual Meeting the following matters were approved by the vote indicated:

                  1.    Election of six directors:

                                                               Abstained Broker
                                          For        Witheld       Nonvotes
                                          ---        -------       --------
                  Assaf Ran             2,921,030    1,400
                  Michael J. Jackson    2,921,030    1,400
                  Yael Shimor-Golan     2,921,030    1,400
                  Phillip Michals       2,921,030    1,400
                  Eran Goldschmid       2,921,030    1,400
                  Stephen A. Zelnick    2,921,030    1,400

                  2.    Approval of an amendment to the Company's Stock Option
                        Plan:

                                                               Abstained Broker
                                          For        Witheld       Nonvotes
                                          ---        -------       --------
                                        2,762,353    29,887         130,200

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits:

             Exhibit No.        Description:
             -----------        ------------

                  99.1 Chief Executive Officer Certification pursuant to 18 U.S.C section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                  99.2 Chief Financial Officer Certification pursuant to 18 U.S.C section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K:

            There were no reports on Form 8-K filed during the quarter for which this report is filed

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           DAG Media, Inc. (Registrant)


Date: November 6, 2002                         By  /s/ Assaf Ran
                                               --------------------------------
                                                       Assaf Ran, President and
                                                       Chief Executive Officer


Date: November 6, 2002                         By: /s/ Yael Shimor-Golan
                                               --------------------------------
                                                       Yael Shimor-Golan,
                                                       Chief Financial Officer

                                  CERTIFICATION

I, Assaf Ran, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of DAG Media, Inc. ("the registrant").

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant`s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
                        Date:

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most

      7. recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      Date: November 6, 2002                            /s/ Assaf Ran
                                                        --------------
                                                             Assaf Ran

                                  CERTIFICATION

I, Yael Shimor-Golan , certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of DAG Media, Inc. ("the registrant").

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant`s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
                        Date:

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors

      7. that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 6, 2002                                     /s/ Yael Shimor-Golan
                                                           ---------------------
                                                               Yael Shimor-Golan