Form 10KSB
period 2002-12-31
DAG MEDIA INC
filed 2003-03-31
CIK 1080340

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

      For the Fiscal Year ended December 31, 2002

|_| Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

         For the transition period from _______________ to _______________

         Commission File Number 000-25991

                                 DAG Media, Inc.
                 (Name of Small Business Issuer in its Charter)

               New York                                    11-3474831
     (State or other jurisdiction                       (I.R.S. Employer
   of incorporation or organization                    Identification No.)

                    125-10 Queens Blvd. Kew Gardens, NY 11415
               (Address of Principal Executive Office) (Zip Code)

                    Issuer's telephone number (718) 520-1000

Securities registered under Section 12(b) of the Exchange Act:

  Title of Each Class                                  Name of Each Exchange
                                                        on Which Registered
                                      None

Securities Registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share
                                (Title of class)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|      No  |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      For the year ended December 31, 2002, the revenues of the registrant were $6,530,000.

      The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based on the closing price on the Nasdaq SmallCap Market on March 31, 2003 of $ 1.66, was approximately $ 2,473,176.

      As of March 31, 2003 the registrant has a total of 2,927,460 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                 DAG MEDIA, INC.
                            Form 10-KSB Annual Report
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

   Item 1.  Description of Business.......................................    4
   Item 2.  Description of Property.......................................   10
   Item 3.  Legal Proceedings.............................................   11
   Item 4.  Submission of Matters to a Vote of Security Holders...........   11

PART II

   Item 5.  Market for Common Equity and Related Stockholder Matters......   12
   Item 6.  Management's Discussion and Analysis or Plan of Operations....   13
   Item 7.  Consolidated Financial Statements.............................   18
   Item 8.  Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosure...........................   18

PART III

   Item 9.  Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act ............   19
   Item 10. Executive Compensation........................................   21
   Item 11. Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholders Matters...................   22
   Item 12. Certain Relationships and Related Transactions................   24
   Item 13. Exhibits List and Reports on Form 8-K.........................   24
   Item 14. Control and Procedures........................................   24

 SIGNATURES  .............................................................   25
 CERTIFICATION............................................................   28
 EXHIBITS    .............................................................   29

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

                                     PART I
Item 1.   Description of Business

      We currently publish and distribute yellow page directories in print and on the worldwide web, both in the mainstream yellow page industry as well as in targeted niche markets in the New York metropolitan area. Our principal source of revenue derives from the sale of ads in our print and on-line directories. As a sales incentive the Company may also provides added values such as referral services and consumer discount club.

      We operate three Internet portals, a mainstream general portal NewYellow.com, targeting the general population, JewishYellow.com targeting worldwide Jewish communities and JewishMasterguide.com, targeting the ultra-orthodox and Hasidic communities.

      On August 5th , 2002 the Company purchased the business and assets of the Blackbook from Brandera.com [U.S], Inc. The Blackbook is a leading publisher of photography and illustration source books that have become the "Industry Standard" reference source for finding photographers, illustrators and graphic designers in North America. The Blackbook name is respected worldwide with an estimated 25,000 art directors, creative directors, designers and corporations worldwide using Blackbook to find the talent they need. The Blackbook source books consist of three different books: Blackbook Photography, Blackbook Illustration and Blackbook AR100 that encompass 3 distinct advertiser groups: photographers, illustrators and a select group of more than 100 leading corporate annual reports designers as well as the Blackbook's web site, the blackbook.com.

Industry background

      In 2002, yellow page advertising revenues in the United States were estimated by the Yellow Pages Publishers Association ("YPPA") to be $14.1 billion up from $13.9 billion in 2001 of which approximately 90% was estimated to be in publications issued by the major telephone companies. This represents a growth of approximately 1.4 percent over the previous year. The data is based on the aggregate results provided to the YPPA by Yellow Pages publishers in the United States. It includes local and national spending in more than 6,000 Yellow Pages directories published domestically.

Products and services

      NewYellow. On May 12, 1999, we launched a general interest yellow page directory at the request of our ethnic directory advertisers who inquired of us to provide them with an alternative to the Verizon Yellow Pages. NewYellow competes directly with the Verizon Yellow Pages in New York City. New Yellow is published semi-annually and distributed door-to-door in New York City. The first printed edition of NewYellow was distributed in March 2000, the sixth edition was printed and distributed in October 2002 and the seventh edition is expected to be printed and distributed in April 2003. Printing of NewYellow is done domestically with a professional directory printer.

      NewYellow is the only Manhattan yellow pages directory to provide full-color advertisements with no additional charges. Also, as part of our service, we offer to all New Yellow advertisers publication of two editions per year, referral services and consumer discount club.

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

      The Jewish Israeli Yellow Pages. The Jewish Israeli Yellow Pages is a bilingual, yellow page directory that is distributed free through local commercial and retail establishments in the New York metropolitan area as well as through travel agencies in Israel. All ads in the Jewish Israeli Yellow Pages are in English and Hebrew unless the advertiser specifically requests that the ad be in English only. The Jewish Israeli Yellow Pages is organized according to the Hebrew alphabet, although it is indexed in both Hebrew and English. We believe that the Jewish Israeli Yellow Pages is used principally by persons whose native language is Hebrew and by other members of the Jewish community whether or not they speak Hebrew. The Jewish Israeli Yellow Pages was first published in February 1990 and has been published in February and August of each year since 1991. The Jewish Israeli Yellow Pages is also available online at our web site JewishYellow.com.

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

      We buy paper for our directories at prevailing prices. Accordingly, we do not depend on any single source of supply although we are subject to market forces that affect the price of paper. Paper costs fluctuate according to supply and demand in the marketplace. In addition, paper costs can be affected by events outside of our control, such as fluctuations in currency rates, political events, global economic conditions, environmental issues and acts of nature.

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

      Online services. Our web site, launched in 1995, serves as a "portal" with links to a variety of sites on the web, particularly those that carry information and news that may be of particular interest to specified users. We also develop web sites for our advertisers for a fee. We further enhanced our web site by providing links to NewYellow and community-focused yellow page directories, by including information and by creating strategic alliances with other Internet portals. We plan to explore ways in which our portal can be used to generate additional advertising revenue.

      Blackbook. In December 2002 we published the Blackbook photography book for the first time after acquiring the Blackbook business on August 5th, 2002. We expect to publish the Blackbook Illustration and The Blackbook AR100 books in the second half of year 2003.

      Blackbook Photography. The book displays the work of the finest commercial photographers in high-quality, full color prints. The Blackbook name is respected worldwide among art directors, creative director designers and corporations using Blackbook Photography to find the talent they need.

      Blackbook Illustration. The book's full-color pages reproduce the work of both well-known artists and young talent, and many of the images on display have appeared in high-profile ad campaigns, magazines and newspapers. The Blackbook Illustration book is used by ad agencies, design firms, book, magazine & newspaper publishers and corporate communicators who use it when needing an illustrator's touch to introduce audiences to new concepts or new worlds.

      Blackbook AR100. The Blackbook AR100 Award Show is the largest and more prestigious competition recognizing excellence in corporate annual reports. A panel of leading designers selects the 100 best reports, which are then reproduced - in full color - in the AR100 Award Show Book. This sourcebook contains design and production credits for each winner, along with an extensive resource section showcasing the work of highly respected designers, photographers, illustrators, paper companies and printers who specialized in reports.

      We also operate the Blackbook website which functions as a showcase of the blackbook advertisers' portfolios on line. Blackbook.com offers a full service portfolio, which is managed by Blackbook sales consultant, as well as self-managed portfolios.

Growth strategy

      In March 2000, we distributed the first printed edition of NewYellow, a general interest yellow page directory, in the New York metropolitan area. The fifth and sixth editions were printed and distributed during 2002. After the successful establishment of the Manhattan NewYellow directory we plan to offer additional NewYellow directories covering the other boroughs in New York City, the other counties in the New York metropolitan area and northern New Jersey.

      We plan to expand sales of the Blackbook's three directories in 2003. We plan to hire more sales personal and to dedicate significant efforts and budgets towards the existing sales force of the Company.

      We plan to increase sales of advertisements in our directories through the following:

      o convince current and potential advertisers that NewYellow is and will be used by a sufficient number of their potential customers to make it worthwhile and cost effective for them to continue or begin advertising in NewYellow;

      o convince current, past and potential advertisers in the Blackbook directories that the management of the Company will lead Blackbook to a better era while maintaining high end printing standards, world-wide distribution and particularly the directories' reputation as the "Industry Standard" reference source for finding photographers, illustrators and graphic designers in North America.

      o manage the production, including advertisement sales, graphic design, layout, editing and proofreading, of multiple directories addressing different markets in varying stages of development;

      o     attract, retain and motivate qualified personnel;

      o     provide high quality, easy to use and reliable directories;

      o     establish further brand identity for NewYellow;

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

      In order to prepare for the growth of NewYellow in 2003, during fiscal year 2002 we hired and trained new sales representatives to promote and sell NewYellow. In 2002 we dedicated three sales offices for advertisement sales for the New Yellow Manhattan directory compared to only two offices in prior years.

      In 2002, we opened a new sales office of the Jewish Master Guide Directory in Boro Park, Brooklyn, NY where its target market is located. During 2002, we also produced a special training video for our sales representatives that is currently being implemented in our sales force training program.

Sales

      Advertisements for the directories are sold through our network of trained sales representatives, some of which are sales agencies who are paid solely on a commission basis whereas some are directly employed by the Company. There are approximately 100 sales representatives in our network including those employees hired by the respective sales agencies with which we have agency agreements. In 2002, we opened a new office in Boro Park Brooklyn, New York, dedicated to the Jewish Master Guide directory and changed the New Jersey office, which was operated by us to an independent sale agency dedicated to The Jewish Israeli Yellow Pages Directory.

      Under our agreements with the sales agencies, the agencies may not sell advertising for any yellow page directories other than those we publish. Generally, each sales agency is responsible for all fixed costs relating to its operations. We pay sales commissions to the agencies, which, in turn, pay commissions to the individual sales representatives who sell the ads. The commissions payable to the individual sales representatives are prescribed in our agreements with the agencies and are consistent with the commissions we pay to the sales representatives whose services we retain directly.

      We are responsible for training each sales representative, whether retained directly by us or by one of our sales agencies. Generally, training consists of a one-day orientation, during which one of our sales managers educates the sales representative about our business and operations, and a two-week period during which the sales representative receives extensive supervision and support from a sales manager or another experienced sales representative.

      Advertisements for the Blackbook's directories are sold through our own sales representatives, as well as by independent contractors. Sales representatives are paid a minimum monthly salary and variable commissions. The independent contractors are paid solely on a commission basis. There are currently more than 10 sales representatives and independent contractors.

      Under the Company's agreement with all of its sales representatives, commissions for both Company's employees and independent contractors are being paid upon collection. Therefore it is the sales representative's responsibility to help contact the clients and collect the outstanding balances within three months after the directory's distribution. Any collections made by the Company after three months from the directory's distribution, are no longer subject to payments of commission.

Marketing strategy

      We are now focused on increasing our share of the mainstream yellow page market in the New York Metropolitan area as well as continuing our dominance of the Jewish and Israeli niche yellow page markets. New Yellow currently competes directly with the Verizon Yellow Pages in Manhattan. In the future we plan to expand into the other boroughs of New York City and its surrounding suburbs.We have three fully dedicated sales offices for selling ads for NewYellow. Generally, advertising rates for the New Yellow directory are approximately 30% of the rates for the Verizon Yellow Pages.

      We believe that advertisers are attracted to NewYellow for several reasons. First, we are offering a package of services for our costumers including two publications each year, referral services and costumers' discount club, all at an attractive price. Second, we provide full-color advertisements with no additional charges and last, advertising rates for NewYellow are significantly lower than the comparable rates for advertising in Verizon Yellow Pages.

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

      We have been focusing our efforts on increasing Blackbook's sales volume and expending its market share. By continually supporting the Company's sales force and expediting a marketing plan through the restructuring of Blackbook's operations, we believe that we will increase the customer support and industry appreciation and will be able to maintain Blackbook as the most respected original source books for finding professional photographers, illustrators and graphic designers.

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

Competition

      In New York, the yellow page advertising market is dominated by Verizon. In addition, there are a number of independent publishers of yellow page directories, including bilingual directories for specific ethnic communities. There are also independent publishers of yellow page directories that publish community or neighborhood directories. However, we are not aware of any other Hebrew-English yellow page directories in the New York metropolitan area. By focusing on the special needs of the Hebrew speaking, we believe that we have identified niche markets that allow us to compete effectively with our larger rivals.

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

      The Blackbook's primary competitor is The Workbook, which publishes four directories of designers and illustrators. In addition, Blackbook competes directly with other smaller directories as American Showcase, Alternative Pick and New York Gold. The Blackbook also faces competition throughout the Internet and competitors' web sites. Since there are relatively no barriers to entry in both the directory and web sites markets we are expecting even more competition in the future. In order to get prepared to the greater competition expected, we are focusing extra attention on our sales team, expediting new marketing plan as well as marketing strategies, strengthening our brand names and are working to improve the technology provided by our web sites.

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

Employees

      As of December 31, 2002 we employed in both companies, DAG Media, Inc. and Blackbook Photography Inc. a total of 23 people, all of whom are full-time employees, filling executive, managerial and administrative positions. In addition, we retained the services of 20 additional administrative, accounting and production personnel, all of whom are independent contractors. Finally, we had a network of 101 sales representatives, 30 contracted by us and 71 hired by the sales agencies that sell ads for our directories. We believe that our relationships with our employees and contractors are good. None of our employees is represented by a labor union.

          CERTAIN RISK FACTORS THAT MAY AFFECT GROWTH AND PROFITABILITY

The following factors may affect the growth and profitability of the Company and should be considered by any prospective purchaser of the Company.

Verizon and other existing or potential competitors have significant competitive advantages.

      Many of our competitors, particularly Verizon and Yellow Book as well as the Blackbook's competitors, have significant operating and financial advantages. Our competitors' advantages include:

      o     greater financial, personnel, technical and marketing resources;

      o     superior systems;

      o     stronger relationships with advertisers;

      o     greater production capacity;

      o     better-developed distribution channels; and

      o     greater name recognition.

We do not have currently the ability to quantify the impact of competition on our sales volumes, sales representatives and the public appreciation of the Company's directories. We might have to adjust and reduce our advertisements selling prices or maintain more aggressive multi-media advertisement in order to keep our current market share.

We do not have any long-term commitments from advertisers, upon whom our success depends.

      We do not have long-term contractual arrangements with advertisers in both DAG Media Inc. and Blackbook Photography, Inc. Thus, we must obtain new advertisers and renewals from existing advertisers, for each directory that we publish. There is no assurance that our current advertisers will continue to place ads in our directories or that we will be able to attract new advertisers. Any failure to achieve sufficient advertising revenues would have a material adverse effect on our business, results of operations and financial condition.

We can not predict the paper prices fluctuation and its effectiveness on the Company's profitability.

      We can not predict the paper prices. Higher prices would tend to negatively affect our profitability. Publishing costs may vary as it corresponds to the particular requirements of the directory being published and on the prevailing paper costs.

Our growth depends on the continued services of Assaf Ran.

      We depend on the continued services of Assaf Ran, our founder, president and chief executive officer. Mr. Ran supervises all aspects of our business, including our sales force and production staff. Mr. Ran has the personal relationships with the principals of our key service providers including our printers - HaMakor Printing Ltd. and Quebecor World Directory Group, as well as the heads of the independent sales agencies that provide about two- thirds of our sales representatives. If Mr. Ran's employment terminates, our relationships with our key suppliers and vendors may be jeopardized. Mr. Ran has entered into an employment agreement that is subject to automatic one-year renewals on June 30th of every year, unless either party gives the other a termination notice at least 180 days prior to this date. In addition, we have purchased a $500,000 key man life insurance policy on Mr. Ran.

Item 2.   Description of Property

      Our executive and principal operating office is located in Queens, New York in 3,000 square feet. This space is occupied under a lease that expires October 30, 2003. The monthly rent is $5,058. Beginning in November 2002, we have been maintaining a sales office at 7th Avenue, Manhattan as well. The space is leased under a lease agreement that expires on May 2004 for $2,150 per month. In February 2002, both Fairlawn, New Jersey and Wall Street, Manhattan sales offices became independent sales agencies and have taken over the related rent payments.

      Blackbook principal office is located in Manhattan, New York in approximately 2,600 square feet. The monthly rent is $4,180 under a lease agreement that will expire in December 2004. Since the offices relocated to this location as a result of the landlord's request, all relocation expenses including rebuilding the new office space as well as wiring and moving expenses were reimbursed by the landlord.

Item 3. Legal proceedings

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      (a) Market Information

      The Company's Common Stock is traded on The Nasdaq SmallCap Market under the symbol "DAGM".

      The following table sets forth the high and low bid prices as quoted by The Nasdaq SmallCap Market in the years 2002 and 2001. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                                                Bid Price
                                                                ---------
                                                            High          Low
      --------------------------------------------------------------------------
                             2001
                             ----
      --------------------------------------------------------------------------
      First Quarter                                        $2.56         $1.56
      --------------------------------------------------------------------------
      Second Quarter                                       $1.70         $1.33
      --------------------------------------------------------------------------
      Third Quarter                                        $1.66         $1.00
      --------------------------------------------------------------------------
      Fourth Quarter                                       $1.71         $1.05
      --------------------------------------------------------------------------
                             2002
                             ----
      --------------------------------------------------------------------------
      First Quarter                                        $1.65         $1.26
      --------------------------------------------------------------------------
      Second Quarter                                       $1.61         $1.22
      --------------------------------------------------------------------------
      Third Quarter                                        $1.82         $1.55
      --------------------------------------------------------------------------
      Fourth Quarter                                       $1.72         $1.55
      --------------------------------------------------------------------------

      (b) Holders

      As of March 13, 2003, the approximate number of record holders of the Common Stock of the Company was 16 but the company estimates that it has more than 360 beneficial owners.

      (c) Dividends

      We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We may incur indebtedness in the future, which may prohibit or effectively restrict the payment of dividends, although we have no current plans to do so.

      (d) Use of Proceeds

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
                                                                ----------
                                                                $1,701,237

(h)   Net proceeds: $6,423,763.

(i)   Amount of net offering proceeds used for the purposes listed below:

-------------------------------------------------------------------------------
Temporary investments with maturities of three months or     $  2,094,484
                                                             ============
less
-------------------------------------------------------------------------------
New Yellow printing and distribution cost                    $  4,018,265
                                                             ============

-------------------------------------------------------------------------------
Investment in Blackbook Photography Inc.                     $    311,014
                                                             ============

-------------------------------------------------------------------------------

Item 6. Management's Discussion and Analysis or Plan of Operations

The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and notes thereto contained elsewhere in this report. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements.

Overview

      We currently publish and distribute yellow page directories in print as well as photography and illustration directories. We also operate several web sites that complement our directories. The principal source of revenues is derived from the sales of ads in our print and on-line services. Our yellow pages directories target the mainstream yellow page market in New York City as well as niche markets in the New York metropolitan area. As a sale incentive the Company may also provide added values to the Yellow Pages communities such as referral services and consumer discount club. Our photography and illustration directories target advertising agencies and the creative community of advertisers mainly located in the North America.

      We operate four websites: a mainstream general portal NewYellow.com, targeting the general population, JewishYellow.com, targeting worldwide Jewish communities, JewishMasterguide.com, targeting the ultra-orthodox and Hasidic communities and Blackbook .com targeting the advertising agencies and advertisers communities. Our principal source of revenue derives from the sale of ads in our print and on-line directories as well as production charges and reprint fees pertaining to the publication in the Blackbook directories.

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

Critical Accounting Policies and Use of Estimates

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

      The allowance for doubtful accounts is established as losses are estimated to have occurred through a provision for bad debts charged to operations. The allowances for doubtful accounts is evaluated based on management's periodic review of accounts receivable and is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

      The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which begin on page F-4 of this Annual Report on Form 10-KSB, which contain accounting policies and other disclosures required by generally accepted accounting principles.

Results of operations

The following table sets forth for the periods presented statement of consolidated operations data as a percentage of advertising revenue. The trends suggested by this table may not be indicative of future operating results.

                                                              2002       2001
                                                             -----     -----
Advertising revenues ....................................    100.0%    100.0%
Publishing costs ........................................     26.4%     26.9%
Gross profit ............................................     73.5%     73.1%
Selling expenses ........................................     35.8%     35.0%
General and administrative expenses .....................     46.8%     49.0%
Total operating costs and expenses ......................     82.6%     84.0%
Other income, net .......................................      3.7%      7.2%
Loss before provisions for income taxes and equity income     -5.4%     -3.6%
Benefit for income taxes ................................     -2.4%     -1.5%
Cumulative effect of change in accounting ...............    -13.7%       --
Net loss ................................................    -16.7%     -2.1%

Years ended December 31, 2002 and 2001

Advertising revenues

Advertising revenues in 2002 and 2001 were $ 6,530,000 and $ 5,586,000, respectively, representing an increase of $ 944,000, or 16.9%, in 2002. This increase is primarily attributable to: (i) general increase in sales, (ii) publishing six yellow pages directories compared to only five in 2001 and (iii) publishing the Blackbook directory for the first time and recognizing revenues of $ 364,000.

Publishing costs

Publishing costs for 2002 and 2001 were $ 1,730,000 and $ 1,502,000, respectively, representing an increase of $ 228,000, or 15.2 %, in 2002. This increase reflects the added $ 270,000 publishing costs of the Blackbook that were included this year for the first time in the Company's consolidated financial statements. As a percentage of advertising revenues, publishing costs were 26.4 % in 2002 compared to 26.9% in 2001. The decrease in publishing costs primarily reflects the decrease in the paper and distribution costs of the Company's directories. The difference in publishing costs can vary as it corresponds to the particular requirements of the directory being published and on the prevailing paper costs.

Selling expenses

Selling expenses for the year ended December 31, 2002 and 2001 were $ 2,337,000 and $ 1,953,000, respectively, representing an increase of $ 384,000, or 19.7 %, in 2002. As a percentage of advertising revenues, selling expenses increased to
35.8 % from 35.0 %. The increase in selling expenses was attributable to the general increases in sales commissions and promotions due to the increase in sales as well as additional $ 99,000 of the Blackbook selling costs added this year for the first time in the Company's consolidated financial statements.

General and administrative costs

Administrative and general expenses for 2002 and 2001 were $ 3,057,000 and $ 2,737,000, respectively, representing an increase of $ 320,000, or 11.7%, in 2002. This increase is primarily attributable to an additional $ 346,000 general and administration cost of Blackbook added for the first time this year and a slight decrease in the Company's administrative costs.

Other income, net

For the year ended December 31, 2002 and 2001 we had other income of $ 241,000, and $ 405,000, respectively. This decrease of $ 164,000 was primarily attributable to the one time gain of approximately $ 89,000 included in the twelve months period ended December 31, 2001 on the sale of AdStar securities as well as a general decrease in interest rates.

Loss before provision for income taxes and cumulative effect of change in accounting principle

Loss before provision for income taxes for the year ended December 31, 2002 was $ (353,000) compared to loss of $ (201,000) for the year ended December 31, 2001. This decrease of $ 152,000 reflects the added $ 348,000 loss of the Blackbook that was included this year for the first time in the Company's consolidated financial statements. Before giving effect to the Blackbook's loss, the Company's loss for the twelve months ended December 31, 2002, was only $ 5,000.

Benefit for income taxes

Benefit for income taxes in 2002 and 2001 were $ 155,000 and $ 84,000, respectively. The increase in benefit for income taxes reflects loss increase due to Blackbook's added loss for the year ended December 31, 2002. Additional deferred tax assets were recorded in the Company's financial statements based on management expectation for future utilization of tax benefits.

Cumulative effect of change in accounting principles

The cumulative effect of change in accounting principles incurred in fiscal year 2002 was a loss of $ 895,000. This charge was incurred as a result of the fact that at January 1st, 2002 the Company adopted SFAS 142, which requires the determination of whether there has been impairment in the carrying value of goodwill based on fair value. As a result, the Company determined that the goodwill has been fully impaired and therefore was written off as a cumulative effect of an accounting change in the Company's financial statements.

Net loss available to common shareholders

Net loss was $ 1,093,000 compared to $ 117,000 in 2002 and 2001, respectively. This increase in net loss is primarily attributable to the cumulative effect of change in accounting principles in fiscal year 2002 and to the added $ 348,000 loss of the Blackbook that was included this year for the first time in the Company's financial statements.

Liquidity and Capital Resources

      Until our initial public offering in 1999, our only source of funds was cash flow from operations, which has funded both our working capital needs and capital expenditures. As a result of our initial public offering in May 1999, we received proceeds of approximately $6.4 million, which has increased our availability to pay operating expenses. We have no debt to third parties or credit facilities. As of December 31, 2002, we invested approximately $4.3 million (representing 67.4% of the total funds), in introduction of the New Yellow directory and the purchase of the Blackbook business. The remaining $2.1 million are currently invested in money market, preferred stocks and other marketable securities.


Our lease commitments are as follows:

2003 ................................................                    151,312
2004 ................................................                     70,993
                                                                        --------
Total ...............................................                   $222,305
                                                                        ========

In addition, the Company has an employment agreement with Assaf Ran. The agreement calls for annual salary of $ 125,000. Mr. Ran's employment term renews automatically on July 1st of every year for successive one-year periods unless either party gives 180 days written notice of its intention to terminate the agreement. Although no employment agreement was signed with Mrs. Tracy Russek, the president of Blackbook, she is being paid an annual salary of $125,000.

      At December 31, 2002 we had cash and cash equivalents and marketable securities of $ 7,030,000 and working capital of $ 5,763,000 compared to cash and cash equivalents of $ 6,941,000 and working capital of $ 6,562,000 at December 31, 2001. The increase in cash and cash equivalents is primarily attributable to the cash provided by the operating and finance activities. The decrease in working capital is mainly contributable to the purchase of the Blackbook business that resulted with an excess of current liabilities over current assets.

      Net cash provided by operating activities was $ 235,000 for the year ended December 31, 2002 compared to net cash used in operating activities of $ 232,000 for the year ended December 31, 2001. The increase in net cash provided by operating activities is due to an increase in corporate sales in 2002 as well as additional $72,000 net cash provided by operating activities of the Blackbook included this year for the first time in the Company's consolidated financial statements.

      Net cash used in investing activities was $ 3,282,000 for the year ended December 31, 2002 compared to net cash used in investing activities of $ 3,687,000 for the year ended December 31, 2001. Net cash used in investing activities in 2001 is primarily the result of the Company's investment in preferred stocks, bonds and other marketable securities.

      We anticipate that our current cash balances together with our cash flows from operations will be sufficient to fund the production of our directories and the maintenance of our web sites as well as increases in our marketing and promotional activities for the next 12 months. However, we expect our working capital requirements to increase significantly over the next 12 months as we continue to market the three directories of Blackbook and to expand our on-line services.

Recent Technical Accounting Pronouncements

      In June 2002, the FASB issued Statement 146, "Accounting for Costs with Exit or Disposal Activities". This statement requires entities to recognized costs associated with exit or disposal activities when liabilities are incurred rather when the entity commits to an exit or disposal plan, as currently required. Examples of costs covered by this guidance include one-time employee termination benefits, costs to terminate contracts other than capital leases, costs to consolidated facilities or relocate employee, and certain other exit or disposal activities. This statement is effective for fiscal years beginning after December 31,2002, and will impact any exit or disposal activities the Company initiates after that date.

      In December 2002, the FASB issued Statement 148 (SFAS 148), "Accounting for Stock-Based Compensation -- Transition and Disclosure: an amendment of FASB Statement 123 (SFAS 123)", to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. The Company does not plan a change to the fair value based method of accounting for stock-based employee compensation and has included the disclosure requirements of SFAS 148 in the accompanying financial statements.

      In November 2002, FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company has not yet determined the effects of FIN 45 on its financial statements. The Company determines that the disclosure provisions do not have a material impact on the accompanying financial statements.

Item 7. Consolidated Financial Statements

The consolidated financial statements of the Company required by this item are set forth beginning on page F-1.

Item 8. Change in and Disagreements with Accountants on Accounting Financial Disclosure.

Previously reported on a Form 8-K, filed with the Securities and Exchange Commission on June 13, 2002.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Executive officers and directors

      Our executive officers and directors and their respective ages are as follows:


Name                                  Age                 Position
----                                  ---                 --------

Assaf Ran......................       37      Chairman of the board, chief
                                              executive officer, president and
                                              director
Yael Shimor - Golan............       33      Chief financial officer,
                                              treasurer, secretary and
                                              director
Stephen A. Zelnick (1) (2).....       65      Director
Phillip Michals (1) (2)........       33      Director
Eran Goldshmid (1).............       36      Director
Michael Jackson (2)............       38      Director
Howard Bernstein...............       43      Director

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

      Stephen A. Zelnick, Esq., joined our board in July 2000. He has been a partner in the law firm Morse, Zelnick, Rose & Lander LLP since its inception in 1995 and has been a practicing attorney in New York State for more than 40 years. Mr. Zelnick is also a member of the board of directors of Adstar, Inc., an application service provider for the classified advertising industry.

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

      Howard Bernstein was appointed to our board in November 2002. Since 1982, Mr. Bernstein has been CEO of Bernstein & Andriulli, an artist management agency. He graduated with honors from the Boston University's Communication School in 1982.

      The Company's Board of Directors has established compensation and audit committees. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all the officers of the Company, reviews general policy matters relating to compensation and benefits of employees of the Company, administers the stock option plan and authorizes the issuance of stock options to the Company's officers, employees, directors and consultants. The Audit Committee meets with management and the Company's independent auditors to determine the adequacy of internal controls and other financial reporting matters. In addition, the committee provides an avenue for communication between the independent accountants, financial management and the Board. Subject to the prior of the board, the committee is granted the authority to investigate any matter or activity involving financial accounting and financial reporting, as well as the internal controls of the Company.

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

      To the best of the Company's knowledge, based solely on review of the copies of such forms furnished to the Company, or written representations that no other forms were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) shareholders were complied with during 2002.

Item 10. Executive Compensation.

      The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2002 and 2001 by (i) the Company's Chief Executive Officer and (ii) the most highly compensated executive officers, other than the CEO, who were serving as executive officers at the end of the 2002 fiscal year and whose salary as determined by Regulation S-B, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the "Named Executives").

                           Summary Compensation Table

                                                                            Long-Term Compensation
                                                                 -------------------------------------------
                                                Annual
                                             Compensation                Awards                 Payouts
                                       ----------------------    ----------------------    -----------------
                                                                      Common Stock             All Other
     Name and                               Salary/ Bonus          Underlying Options         Compensation
Principal Position           Year                ($)                       (#)                     ($)
-----------------------    --------    ----------------------    ----------------------    -----------------
Assaf Ran                    2002       $125,000     --                    --                    $3,750
chief Executive              2001       $107,732     --                    --                    $3,400
officer and                  2000       $ 67,788     --                    --
president

Compensation of Directors

      Non-employee directors are granted, upon becoming a director, and renewal of director term, five-year options to purchase 7,000 shares of Common Stock at an exercise price equal to the fair market value of a share of Common Stock on the date of grant. They also receive cash compensation of $200 per meeting attended.

Employment Contracts

      In March 1999, the Company entered into an employment agreement with Assaf Ran, its president and chief executive officer. Mr. Ran's employment term renews automatically on July 1st of each year for successive one-year periods unless either party gives 180 days written notice of its intention to terminate the agreement. Under the agreement, Mr. Ran receives an annual base salary of $75,000 and annual bonuses as determined by the compensation committee of the Board of Directors in its sole and absolute discretion and is eligible to participate in all executive benefit plans established and maintained by the Company. Under the agreement, Mr. Ran agreed to a one-year non-competition period following the termination of his employment. As of March 2001, the compensation committee approved an increase in Mr. Ran's compensation to an annual base salary of $125,000.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table, together with the accompanying footnotes, sets forth information, as of March 31, 2003, regarding stock ownership of all persons known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, certain executive officers, all directors, and all directors and officers of the Company as a group:

                                                        Shares of
                                                       Common Stock
                                                       Beneficially   Percentage of
    Name of Beneficial Owner (1)                         Owned (2)      Ownership
-----------------------------------                    ------------   -------------
Executive Officers and Directors
Assaf Ran .....................................          1,450,929        49.56%
Yael Shimor-Golan .............................             12,000          *
Stephen A. Zelnick ............................             31,000          *
Michael Jackson ...............................             21,000          *
Phillip Michals ...............................             28,000          *
Eran Goldshmid ................................             28,000          *
Howard Bernstein ..............................              7,000          *
                                                         ---------

All officers and directors as a group .........          1,577,929         53.9%
                                                         ---------

5% and Greater Stockholders
Hummingbird Management, LLC ...................            303,800         10.4%

* Less than 1%

(1)   The addresses of the persons named in this table are as follows:

           Assaf Ran and Yael Shimor-Golan -
           c/o DAG Media Inc,
           125-10 Queens Boulevard Kew Gardens, NY 11415

           Stephen A. Zelnick -
           c/o  Morse, Zelnick, Rose & Lander LLP,
           405 Park Avenue New York, NY 10022

           Michael Jackson -
           20 Exchange Place New York, NY 10005

           Phillip Michals -
           10 Greenbrier Road Oakhurst, NJ 07755

           Eran Goldshmid -
           65 Broadway New York, NY 10006

           Howard Bernstein -
           58 West 40th Street New York, NY 10018

(2) A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the filing of this report upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from the filing of this report have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on 2,927,460 shares outstanding on March 31, 2003.

(3)   Equity Compensation Plan Information

      The following table summarizes the (i) options granted under the Dag Media 1999 Stock Option Plan, and (ii) options and warrants granted outside the Dag Media Stock 1999 Option Plan, as of December 31, 2002. The shares covered by outstanding options and warrants are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events. No other equity compensation has been issued.

                                                                Equity Compensation Plan Table
                                             -------------------------------------------------------------------
                                                                                                  Number of
                                                    Number of                                  securities(1)
                                               securities(1) to be      Weighted-average     remaining available
                                             issued upon exercise of    exercise price of    for future issuance
                                               outstanding options,    outstanding options,     under equity
                                              warrants and rights      warrants and rights   compensation plans
                                              ----------------------- --------------------- ---------------------
Equity Compensation Plans Approved By
Security Holders

Grants under the Dag Media, Inc. 1999
Stock Option Plan .....................               232,400                  2.24                 166,560

Equity Compensation Plans Not Requiring
Approval By Security Holders

Aggregate Individual Option Grants ....               155,000                  1.78             Not applicable

Aggregate Individual Warrant Grants ...               132,500                  7.80             Not applicable
                                                  ---------------------------------------------------------------

             Total ....................               519,940                  3.52                 166,560
                                                  ---------------------------------------------------------------

(1) Reflect shares of Dag Media Common Stock.

The aggregate individual option grants outside the Stock Option Plan referred to in the table above include options granted to consultants and providers of certain services to the company. The aggregate individual warrant grants outside the Stock Option Plan referred to in the table above include warrants granted to underwriters in connection with the public offering of our common shares.

Item 12. Certain Relationships and Related Transactions

      Not applicable.

Item 13. Exhibits and Reports on Form 8-K

(a) Certain of the following exhibits were filed as Exhibits to the registration statement on form SB-2, Registration No. 333-74203 and amendments thereto (the "Registration Statement") filed by the Registrant under the Securities Act of 1933, as amended, or the reports filed under the Securities and Exchange Act of 1934, as amended, and are hereby incorporated by reference.

      Exhibit
         No.                             Description
      --------                           -----------

      3.1         Certificate of Incorporation of the Company (1)

      3.2         By-laws of the Company (1)

      4.1         Specimen Stock Certificate (2)

      4.2         Form of Underwriter's Warrant (1)

      10.1 Employment Agreement dated March 1, 1999 between Assaf Ran and the Company (1)

      10.2        Form of the Company's 1999 Stock Option Plan As Amended (3)

      21 Information re Blackbook Photography, Inc., a wholly owned subsidiary of the Company.

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

      99.2        Chief Financial Officer Certification pursuant to 18 U.S.C section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

      (1) Previously filed as exhibit to Form SB-2 on March 10, 1999.

      (2) Previously filed as exhibit to Form SB-2/A on April 23, 1999.

      (3) Previously filed as exhibit to Form S-8 on February 8, 2002.

(b) Reports on Form 8-K - Not applicable.

Item 14. Control and Procedures

      (a) Evaluation of disclosures. We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the

            SEC. Within 90 days prior to the filing of this Report on Form 10-KSB, we carried out an evaluation, under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of this disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaty) required to be included in our periodic SEC filings.

      (b) Changes in internal controls. There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DAG Media, Inc.

                                            By: /s/Assaf Ran
                                               ------------------------------
                                               Assaf Ran,
                                               President, Chief Executive
                                               Officer and Chairman of the Board
                                               of Directors

Date: March 31, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 31st, 2003:

         Signature                          Date                       Title
         ---------                          ----                       -----
/s/Assaf Ran                                March 31, 2003             President, Chief Executive Officer and
-------------------------------                                        Chairman of the Board of Directors
         Assaf Ran


/s/Yael Shimor-Golan                        March 31, 2003             Chief Financial Officer and
-------------------------------                                        Director
         Yael Shimor-Golan


/s/Stephen A. Zelnick                       March 31, 2003             Director
-------------------------------
         Stephen A. Zelnick


/s/Phillip Michals                          March 31, 2003             Director
-------------------------------
         Phillip Michals

/s/Eran Goldshmid                           March 31, 2003             Director
-------------------------------
         Eran Goldshmid


/s/Michael Jackson                          March 31, 2003             Director
-------------------------------
         Michael Jackson


/s/Howard Bernstein                         March 31, 2003             Director
-------------------------------
         Howard Bernstein

                                  CERTIFICATION

I, Assaf Ran, certify that:

      1. I have reviewed this annual report on Form 10-KSB of DAG Media, Inc. ("the registrant").

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant`s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003                                           /s/ Assaf Ran
                                                                  ----------
                                                                   Assaf Ran

                                  CERTIFICATION

I, Yael Shimor-Golan , certify that:

      1. I have reviewed this annual report on Form 10-KSB of DAG Media, Inc. ("the registrant").

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant`s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003                                    /s/ Yael Shimor-Golan
                                                            -----------------
                                                            Yael Shimor-Golan

                                 DAG MEDIA, INC.

                   Index to Consolidated Financial Statements

                                                                     Page Number
                                                                     -----------

Reports of Independent Public Accountants ............................   F-2

Previously issued Report of Independent Public Accountants ...........   F-3

Consolidated Balance Sheet at December 31, 2002 ......................   F-4

Consolidated Statements of Operations for the years
ended December 31, 2002 and 2001 .....................................   F-5

Consolidated Statements of Changes in Shareholders' Equity
for the years ended December 31, 2002 and 2001 .......................   F-6

Consolidated Statements of Cash Flows for the
years ended December 31, 2002 and 2001 ...............................   F-7

Notes to Financial Statements ........................................   F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of DAG Media, Inc.:

We have audited the accompanying consolidated balance sheet of DAG Media, Inc. and subsidiary as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of DAG Media, Inc.for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated February 28, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DAG Media, Inc. and subsidiary as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") on January 1, 2002.

                                                       By:/s/ Grant Thornton LLP
                                                       -------------------------
New York, New York                                            Grant Thornton LLP
February 28, 2003

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

                                                     By:/s/ Arthur Andersen LLP
                                                     --------------------------
New York, New York                                          Arthur Andersen LLP
February 28, 2002

This report of Independent Certified Public Accountants is a copy of a previously issued Arthur Andersen LLP ("Andersen") report and has not been reissued by Andersen. The inclusion of this previously issued Andersen report is pursuant to the "Temporary Final Rule; Requirements for Arthur Andersen LLP Auditing Clients," issued by the U.S Securities and Exchange Commission in March 2002. Note that this previously issued Andersen report includes references to certain fiscal years, which are not required to be presented in the accompanying financial statements as of and for the fiscal year ended December 31, 2002.

                                 DAG MEDIA, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002

Assets
Current assets:
Cash and cash equivalents                                                          $    202,420
Marketable securities                                                                 6,827,919
                                                                                   ------------
        Total cash and cash equivalents and marketable securities                     7,030,339
                                                                                   ------------

Trade accounts receivable, net of allowance for doubtful accounts of $842,000         2,666,097
Directories in progress                                                               2,110,826
Deferred tax asset                                                                      444,831
Other current assets                                                                    123,152
                                                                                   ------------
        Total current assets                                                         12,375,245
                                                                                   ------------

Fixed assets, net of accumulated depreciation of $185,811                               293,038
Goodwill                                                                                458,131
Trademarks and other intangibles, net                                                   462,801
Other assets                                                                             31,593
                                                                                   ------------
Total assets                                                                       $ 13,620,808
                                                                                   ============

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses                                              $    752,205
Commissions payable                                                                     808,050
Advanced billing for unpublished directories                                          4,781,551
Income tax payable                                                                      270,549
                                                                                   ------------
        Total current liabilities                                                     6,612,355

                                                                                   ------------
 Deferred tax liabilities
                                                                                          5,727
                                                                                   ------------
Commitments and contingencies (Note 9)

Shareholders' equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; no shares issued             --
Common shares - $.001 par value; 25,000,000 authorized; 2,996,190 issued and
2,927,460 outstanding                                                                     2,996
Additional paid-in capital                                                            8,012,947
Treasury stock, at cost- 68,730 shares                                                 (231,113)
Deferred compensation                                                                  (125,886)
Accumulated other comprehensive income                                                   22,418
Retained earnings                                                                      (678,636)
                                                                                   ------------
        Total shareholders' equity                                                    7,002,726
                                                                                   ------------

Total liabilities and shareholders' equity                                         $ 13,620,808
                                                                                   ============

        The accompanying notes are an integral part of this balance sheet

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                         2002            2001
                                                                         ----            ----
Advertising revenues                                                 $ 6,529,605     $ 5,585,640
Publishing costs                                                       1,729,993       1,501,574
                                                                     -----------     -----------
         Gross profit                                                  4,799,612       4,084,066

Operating costs and expenses:
Selling expenses                                                       2,336,710       1,952,939
General and administrative expenses                                    3,056,713       2,736,847
                                                                     -----------     -----------
         Total operating costs and expenses                            5,393,423       4,689,786
                                                                     -----------     -----------

Loss from operations                                                    (593,811)       (605,720)
                                                                     -----------     -----------

Interest income                                                          246,540         313,223
Realized gain (loss) on marketable securities                             (5,854)         91,667

                                                                     -----------     -----------
           Total other income, net                                       240,686         404,890
                                                                     -----------     -----------
Loss before income taxes                                                (353,125)       (200,830)

Benefit for income taxes                                                 155,131          83,752
                                                                     -----------     -----------

Loss before cumulative effect of change in accounting principle
                                                                        (197,994)       (117,078)

Cumulative effect of change in accounting principle
                                                                        (895,000)             --
                                                                     -----------     -----------

Net loss                                                             $(1,092,994)    $  (117,078)
                                                                     ===========     ===========

Loss per common share:
Basic and diluted-
  Loss before cumulative effect of change in accounting principle
  Cumulative effect of change in accounting principle                $     (0.07)    $     (0.04)
  Net loss                                                                 (0.30)             --
                                                                     -----------     -----------
                                                                     $     (0.37)    $     (0.04)
                                                                     ===========     ===========

Weighted average number of common shares outstanding
--  Basic and diluted                                                  2,917,973       2,907,460
                                                                     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.
            CONSOLIDATED STATEMENTS OF CHANGES IN SHARHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

----------------------------------------------------------------------------------------------------
                                                                Additional
                                       Common Stocks             Paid-in         Treasury Shares
                                --------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
                                   Shares          Amount         Capital       Shares       Cost
                                ----------      -----------      ----------     ------     ---------
Balance December 31, 2000        2,976,190      $     2,976      $7,916,701     68,730     $(231,113)
----------------------------------------------------------------------------------------------------
Issuance of options to                                               19,302
consultants
----------------------------------------------------------------------------------------------------
Amortization of deferred
compensation
----------------------------------------------------------------------------------------------------
Cancellation of options                                             (39,050)
issued to consultants
----------------------------------------------------------------------------------------------------
Unrealized gains on
preferred stocks and other
marketable securities, net
of taxes
----------------------------------------------------------------------------------------------------
Net loss for the year ended
December 31, 2001
----------------------------------------------------------------------------------------------------
Balance, December 31, 2001       2,976,190      $     2,976      $7,896,953     68,730     $(231,113)
----------------------------------------------------------------------------------------------------
Stock Option exercise               20,000               20          21,180
----------------------------------------------------------------------------------------------------
Issuance of options to                                              152,843
consultants
----------------------------------------------------------------------------------------------------
Amortization of deferred
compensation
----------------------------------------------------------------------------------------------------
Cancellation of options                                             (58,029)
issued to consultants
----------------------------------------------------------------------------------------------------
Unrealized gains on
preferred stocks and other
marketable securities, net
of taxes
----------------------------------------------------------------------------------------------------
Net loss for the year ended
December 31, 2002
----------------------------------------------------------------------------------------------------
Balance, December 31, 2002       2,996,190      $     2,996      $8,012,947     68,730     $(231,113)
                                ----------      -----------      ----------     ------     ---------
----------------------------------------------------------------------------------------------------


                                --------------------------------------------------------
                                 Deferred        Accumulated    Retained        Totals
                               Compensation         other       Earnings
                                                comprehensive
                                                   income
                                --------------------------------------------------------

----------------------------------------------------------------------------------------
Balance December 31, 2000       $ (77,061)              --     $ 531,436      $8,142,939

----------------------------------------------------------------------------------------
Issuance of options to
consultants                       (19,302)                                            --
----------------------------------------------------------------------------------------
Amortization of deferred
compensation                        7,635                                          7,635
----------------------------------------------------------------------------------------
Cancellation of options
issued to consultants              39,050                                             --
----------------------------------------------------------------------------------------
Unrealized gains on
preferred stocks and other
marketable securities, net
of taxes                                            15,361                        15,361
----------------------------------------------------------------------------------------
Net loss for the year ended
December 31, 2001                                               (117,078)       (117,078)
----------------------------------------------------------------------------------------
Balance, December 31, 2001      $ (49,678)         $15,361     $ 414,358      $8,048,857
                                ---------          -------     ---------      ----------

----------------------------------------------------------------------------------------
Stock Option exercise                                                             21,200

----------------------------------------------------------------------------------------
Issuance of options to
consultants                      (152,843)                                            --
----------------------------------------------------------------------------------------
Amortization of deferred
compensation                       18,606                                         18,606
----------------------------------------------------------------------------------------
Cancellation of options
issued to consultants              58,029
----------------------------------------------------------------------------------------
Unrealized gains on
preferred stocks and other
marketable securities, net
of taxes                                             7,057                         7,057
----------------------------------------------------------------------------------------
Net loss for the year ended
December 31, 2002                                             (1,092,994)     (1,092,994)
----------------------------------------------------------------------------------------
Balance, December 31, 2002      $(125,886)         $22,418     $(678,636)     $7,002,726
                                ---------          -------     ---------      ----------

----------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                             2002            2001
                                                                             ----            ----
Cash flows from operating activities:
   Net loss                                                              $(1,092,994)    $  (117,078)
   Adjustment to reconcile net loss to net cash (used in) provided by operating activities -
      Cumulative effect of change in accounting principle                    895,000              --
      Depreciation and amortization                                          114,493         110,452
      Amortization of deferred compensation                                   18,606           7,635
Bad debt expense                                                           1,232,738       1,134,827
Deferred taxes                                                              (248,132)        (14,155)
Realized (gain) loss on marketable securities                                  5,854         (91,667)
      Changes in operating assets and liabilities -
      Accounts receivable                                                 (1,176,338)     (1,164,477)
      Directories in progress                                               (608,867)        (32,778)
      Other current and non current assets                                    28,270          (7,164)
      Accounts payable and accrued expenses                                 (301,406)         24,354
      Accrued Interest Income                                                 (8,782)             --
       Commissions payable                                                   163,092          41,884
       Advanced billings for unpublished directories                       1,231,611           4,729
       Income taxes payable                                                    4,198         (69,597)
       Advances to employees                                                 (22,876)        (59,189)
                                                                         -----------     -----------
              Net cash provided by (used in) operating activities            234,467        (232,224)
                                                                         -----------     -----------

Cash flows from investing activities:
       Acquisition of subsidiary company                                     (70,537)             --
       Investment in preferred stocks and other marketable securities     (6,796,164)     (4,019,305)
       Proceeds from sale of preferred stocks and other marketable         3,681,343         424,681
    securities
      Purchase of fixed assets                                               (97,068)        (92,637)
                                                                         -----------     -----------
              Net cash used in investing activities                       (3,282,426)     (3,687,261)

Cash flows from financing activities:
       Stock option exercise                                                  21,200              --
                                                                         -----------     -----------
             Net cash provided by financing activities                        21,200              --

Net decrease in cash and cash equivalents                                 (3,026,759)     (3,919,485)
                                                                         -----------     -----------

Cash and cash equivalents, beginning of year                               3,229,179       7,148,664
                                                                         -----------     -----------

Cash and cash equivalents, end of year                                   $   202,420     $ 3,229,179
                                                                         ===========     ===========

Supplemental Cash Flow Information:
    Taxes paid during the year                                           $    88,801              --
                                                                         ===========     ===========
 Acquisition of subsidiary company:
 Assets acquired                                                         $   652,278
 Liabilities assumed                                                     $  (991,967)
 Goodwill and other intangibles                                          $   633,132
                                                                         -----------
                                                                         $   293,443
    Less - cash acquired                                                 $  (211,406)
    Less - accrued acquisition costs                                     $   (11,500)
                                                                         -----------
      Net cash paid                                                      $    70,537
                                                                         ===========

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 AND 2001

1. The Company

      Dag Media, Inc. ("the Company") currently publishes and distributes yellow page directories in print and on the worldwide web, both in the mainstream yellow page industry as well as in targeted niche markets in the New York metropolitan area. The principal source of revenue is derived from the sale of ads in our print and on-line directories. As a sales incentive the Company may also provides added values such as referral services and a consumer discount club.

      The Company operates three Internet portals, a mainstream general portal NewYellow.com, targeting the general population, JewishYellow.com targeting worldwide Jewish communities and JewishMasterguide.com, targeting the ultra-orthodox and Hasidic communities.

      On August 5th, 2002 the Company purchased the business and assets of the Blackbook from Brandera.com [U.S], Inc. The Blackbook is a leading publisher of photography and illustration source books that have become the "Industry Standard" reference source for finding photographers, illustrators and graphic designers in North America. The Blackbook name is respected worldwide with an estimated 25,000 art directors, creative directors, designers and corporations worldwide using Blackbook to find the talent they need. The Blackbook source books consist of three different books: Blackbook Photography, Blackbook Illustration and AR 100 Award Show Book that encompass 3 distinct advertiser groups: photographers, illustrators and select group of more then 100 leading corporate annual reports designers as well as the Blackbook's website, the Blackbook.com.

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

      Marketable Securities

      Marketable securities are reported at fair value and are classified as available-for-sale. Unrealized gains and losses from those securities are reported as a separate component of shareholders' equity. Realized gains and losses are determined on a specific identification basis.

The Company's securities consist of the following:

   As of 12/31/2002          Fair Value     Cost      Holding Gains
   ----------------          ----------     ----      -------------
   Preferred Stocks            366,875      363,030       3,845
   Marketable Securities     6,461,044    6,437,485      18,573
                             ----------------------------------
      Total                  6,827,919    6,800,515      22,418

      Directories in Progress/Advanced Billings for Unpublished Directories

      Directories in progress mainly include direct production costs and commissions incurred applicable to unpublished directories. Advanced billings for unpublished directories arise from billings on advertising contracts. Upon publication, revenue and the related expense are recognized.

      Fixed Assets

      Fixed assets are recorded at cost. Depreciation is provided on a straight-line basis to distribute costs evenly over the estimated useful economic lives of the assets, ranging from three to five years, using the straight-line method.

      Goodwill, trademarks and other intangibles

      Under the provision of SFAS 142 the Company's Goodwill is no longer amortized. Other intangibles include trademarks, artist and customers lists which are amortized over their estimated useful live which ranges between 1.5-25 years.

      The following summarize the carrying amounts of acquired intangible assets, Goodwill and related amortization:

-----------------------------------------------------------------------------------------------
                                                                    As of December 31, 2002
                                                                    -----------------------
-----------------------------------------------------------------------------------------------
                                                                 Gross Carrying   Accumulated
                                                                    Amounts       Amortization
                                                                    -------       ------------
-----------------------------------------------------------------------------------------------
Amortized intangible assets:
-----------------------------------------------------------------------------------------------

Trademarks                                                          $350,981        $50,893
-----------------------------------------------------------------------------------------------
Artists List                                                         170,000         10,898
-----------------------------------------------------------------------------------------------
Other                                                                  5,000          1,389
                                                                    --------        -------
-----------------------------------------------------------------------------------------------
     Total                                                          $525,981        $63,180
-----------------------------------------------------------------------------------------------
Unamortized intangible assets:
-----------------------------------------------------------------------------------------------
Goodwill                                                             458,131             --
                                                                    --------        -------
-----------------------------------------------------------------------------------------------
     Total Goodwill and Trademarks                                  $984,112        $63,180
-----------------------------------------------------------------------------------------------

       Amortization expenses for years ended December 31, 2002 and 2001 were $ 26,325 and $ 54,040, respectively.

      Estimated amortization expenses:
      For year ended 12/31/2003 - $43,526
      For year ended 12/31/2004 - $40,193
      For year ended 12/31/2005 - $40,193
      For year ended 12/31/2006 - $40,193
      For year ended 12/31/2007 - $40,193

      Income Taxes

      The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rate is recognized in income in the period that includes the enactment date.

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

      The allowance for doubtful accounts is established as losses are estimated to have occurred through a provision for bad debts charged to earnings. The allowances for doubtful accounts is evaluated based on management's periodic review of accounts and notes receivable and is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

      The following table reconciles the number of weighted average common shares outstanding for basic and diluted earning per share:

                                                              Years ended
                                                             December 31,
                                                        ----------------------
                                                           2002        2001
                                                           ----        ----

Basic                                                   2,917,973    2,907,460
Incremental shares for assumed conversion of options           --           --
                                                        ---------    ---------
Diluted                                                 2,917,973    2,907,460
                                                        =========    =========

      387,440 and 292,440 stock options and 132,500 warrants were not included in the diluted earnings per share calculation for the 2002 and 2001 fiscal years, respectively, as their effect would have been anti-dilutive.

      Long-Lived Assets and Impairment of Long-Lived Assets

      The Company's long-lived assets include fixed assets, goodwill, trademarks, artists list and other intangibles.

      As of January 1, 2002 the Company has adopted SFAS No. 142 "Goodwill and Other Intangible Assets". Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). Pursuant to the adoption, as discussed below, the Company has evaluated its goodwill and other intangibles to identify additional separately identifiable intangibles.

      In connection with a reorganization at the consummation of the Company's initial public offering ("IPO") in 1999, the Company acquired the 50% interest of an affiliate, which resulted in the recognition of $1 Million in goodwill and $351,000 in trademarks based on the IPO price. This goodwill was being amortized over 25 years. As a result of the transition impairment test required by SFAS 142, due to the decline in the market value of the Company's share, and considering that this is considered entity level goodwill the Company determined that, as of January 1, 2002 the goodwill has been fully impaired. Accordingly the goodwill has been written off as a cumulative effect of an accounting change in the accompanying Consolidated Financial Statements. The Company is continuing to amortize its trademarks over 25 years estimated life as it believes that they do not have unlimited future life.


Comparative information is as follows:

-------------------------------------------------------------------------------
                                               Twelve months ended December 31,
------------------------------------------------------------------------------
                                                   2002              2001
                                                   ----              ----
------------------------------------------------------------------------------

Reported net loss                             $  (1,092,994)    $    (117,078)
-----------------------------------------------------------------------------
Add back goodwill amortization                           --            40,000
-----------------------------------------------------------------------------

Adjusted net loss                                (1,092,994)          (77,078)

-----------------------------------------------------------------------------
Basic and  diluted  earning  per
share:
-----------------------------------------------------------------------------
Reported net loss                             $       (0.37)    $       (0.04)
-----------------------------------------------------------------------------
Goodwill amortization                                    --              0.01
-----------------------------------------------------------------------------

Adjusted net loss                             $       (0.37)    $       (0.03)
-----------------------------------------------------------------------------

      As of January 1, 2002, the Company adopted SFAS No. 144, " Accounting for the Impairment or Disposal of Long-lived Assets" which supersedes SFAS No.121 "Accounting for the Impairment of Long-lived Assets to be Disposed Of." SFAS No. 144 requires that identifiable intangible assets that are not deemed to have indefinite lives will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may be impaired. Furthermore, these assets are evaluated for continuing value and proper useful lives by comparison to undiscounted expected future cash flow projections. The Company has determined that no impairment exists as of December 31, 2002. The adoption of SFAS No. 144 had no effect on the Company

      Stock-Based Compensation

      At December 31, 2002, the Company has stock based compensation plans, which are described more fully in Note 7. As permitted by the SFAS No. 123, "Accounting for Stock Based Compensation", the Company accounts for stock-based compensation arrangements with employees in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees". Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company's stock and the exercise price of the option. No stock based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The Company accounts for equity instruments issued to non employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, or in Conjunction With Selling Goods Or Services". All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

-------------------------------------------------------------------------------------------------
                                                             Year Ended               Year Ended
                                                            December 31,             December 31,
                                                                2002                     2001
                                                                ----                     ----
-------------------------------------------------------------------------------------------------
Net loss, as reported                                       $(1,092,994)              $(117,078)
-------------------------------------------------------------------------------------------------
Add:
-------------------------------------------------------------------------------------------------
Total stock based
employee compensation expenses
determined under fair value
based method for all awards                                     (54,801)                (49,678)
-------------------------------------------------------------------------------------------------
Net loss, pro forma                                         $(1,147,795)              $(166,756)
-------------------------------------------------------------------------------------------------
Basic and diluted loss per share,
as reported                                                 $     (0.37)              $   (0.04)
-------------------------------------------------------------------------------------------------
Basic and diluted loss per share,
pro forma                                                   $     (0.39)              $   (0.06)
-------------------------------------------------------------------------------------------------

      Concentrations of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains cash and cash equivalents with various major financial institutions, which invest primarily in marketable securities and high quality corporate obligations. The Company believes that concentration of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company's customer base. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential losses.

      Fair Value of Financial Instruments

      For cash and cash equivalents, marketable securities, accounts receivable and account payable the carrying amount approximates fair value due to the short-term nature of such investments.

      Other Comprehensive Income

      Other comprehensive income (loss) consists of unrealized gains on marketable securities. The Company's comprehensive net loss is $ 1,085,937 and $101,717 for the years ended December 31, 2002 and 2001.

      Recent Accounting Pronouncements

      In June 2002, the FASB issued Statement 146, "Accounting for Costs with Exit or Disposal Activities". This statement requires entities to recognized costs associated with exit or disposal activities when liabilities are incurred rather when the entity commits to an exit or disposal plan, as currently required. Examples of costs covered by this guidance include one-time employee termination benefits, costs to terminate contracts other than capital leases, costs to consolidated facilities or relocate employee, and certain other exit or disposal activities. This statement is effective for fiscal years beginning after December 31,2002, and will impact any exit or disposal activities the Company initiates after that date.

      In December 2002, the FASB issued Statement 148 (SFAS 148), "Accounting for Stock-Based Compensation -- Transition and Disclosure: an amendment of FASB Statement 123 (SFAS 123)", to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. The Company does not plan a change to the fair value based method of accounting for stock-based employee compensation and has included the disclosure requirements of SFAS 148 in the accompanying financial statements.

      In November 2002, FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company has not yet determined the effects of FIN 45 on its financial statements. The Company determines that the disclosure provisions do not have a material impact on the accompanying financial statements.

3. Fixed Assets, net

      Fixed assets, net consist of the following at December 31, 2002:

          Office equipment                                  $ 302,241
          Automobiles                                         125,696
          Leasehold improvements                               50,912
                                                            ---------
                  Total fixed assets                          478,849
          Less:  accumulated depreciation                    (185,811)
                                                            ---------
                  Fixed assets, net                         $ 293,038
                                                            =========

      Depreciation expense was approximately $88,000 and $56,000 for the years ended December 31, 2002 and 2001, respectively.

4. Acquisition

      On August 5th, 2002 the Company purchased substantially all of the assets of The Blackbook business from Brandera.com [U.S], Inc. (the "Blackbook Acquisition"). The Blackbook is a leading publisher of photography and illustration directors that have become "Industry Standard" and a reference point for finding photographers and illustrators in North America. The Blackbook acquisition was made through Blackbook Photography Inc., a newly formed wholly owned subsidiary of DAG Media, Inc. The purchase price was $217,400 out of which $6,420 was paid in cash and the balance was offset against existing cash balances of Blackbook on the date of the transaction. In connection with the Blackbook Acquisition, the Company incurred approximately $75,000 acquisition costs including legal, accounting and finder's fees. The acquisition has been accounted for under the purchase method of accounting. The aggregate purchase price of $293,000 is being allocated using management estimates, which are based on information currently available, of the fair value of the tangible and intangible assets acquired and liabilities assumed as follows:

--------------------------------------------------------------------------------
Assets Acquired:
--------------------------------------------------------------------------------
Current Assets (including cash acquired of $211,000)                  $  627,000
--------------------------------------------------------------------------------
Fixed Assets                                                          $   25,000
--------------------------------------------------------------------------------
Intangibles in connection with Blackbook acquisition
--------------------------------------------------------------------------------
Goodwill                                                                 457,000
--------------------------------------------------------------------------------
Artists list                                                             170,000
--------------------------------------------------------------------------------
Customer lists                                                             5,000
                                                                      ----------
--------------------------------------------------------------------------------
         Total Assets                                                  1,284,000
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Liabilities Assumed:
--------------------------------------------------------------------------------
Current Liabilities                                                   $  991,000
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Total Purchase Price:                                                 $  293,000
--------------------------------------------------------------------------------

The consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiary since the acquisition date. All material intercompany accounts and transactions have been eliminated.

      The following unaudited pro forma consolidated statements of operation data for the twelve month periods ended December 31, 2002 and 2001 give effect to the Blackbook Acquisition as if it had occurred as of the beginning of the periods reported. All of the following unaudited pro forma consolidated results of the operation give effect to purchase accounting adjustments. Theses pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place as of the beginning of the periods reported, and may not be indicative of what operating results would have been had the acquisition actually taken place as of the beginning of the periods reported, and may not be indicative of future operating results.

---------------------------------------------------------------------------------------------------------------
                                                  Pro Forma DAG Media, Inc.         Pro Forma DAG Media, Inc.
                                                  Consolidated For the Twelve       Consolidated For the Twelve
                                                  Months Period ended               Months Period ended
                                                  December 31, 2002                 December 31, 2001
---------------------------------------------------------------------------------------------------------------
Revenues                                                 $ 8,677,244                      $ 9,072,919
---------------------------------------------------------------------------------------------------------------
Net loss before cumulative
effect of change in accounting
principal                                                $   (33,333)                    ($   611,781)
---------------------------------------------------------------------------------------------------------------
Net loss                                                ($   928,333)                    ($   611,781)
---------------------------------------------------------------------------------------------------------------
Earning (loss) per share - Basic
and diluted before
cumulative effect                                             ($0.32)                          ($0.21)
Cumulative effect                                             ($0.32)                          ($0.21)
---------------------------------------------------------------------------------------------------------------

5. Income Taxes

     The benefit for income taxes consists of the following:

                                                        For the Years Ended
                                                            December 31,
                                                      2002               2001
                                                      ----               ----
Current Taxes:
   Federal ..............................          $  56,730           $(42,460)
   State ................................             36,270            (27,413)
                                                   ---------           --------
                                                      93,000            (69,873)
                                                   ---------           --------

Deferred Taxes:
   Federal ..............................           (151,359)            (8,466)
   State ................................            (96,772)            (5,413)
                                                   ---------           --------
                                                    (248,131)           (13,879)
                                                   ---------           --------
Benefit for income taxes ................          $(155,131)          $(83,752)
                                                   =========           ========

Deferred tax assets (liabilities) are comprised of the following:


                                                                    December 31,
                                                                        2002

   Accounts receivable ...................................          $(1,040,000)

   Directories-in-progress ...............................             (966,000)
                                                                    -----------

   Goodwill ..............................................               (5,727)
                                                                    -----------
   Gross deferred tax liability ..........................           (2,011,727)
                                                                    -----------

   Advanced billings for unpublished .....................            2,190,000
   directories
   Other liabilities .....................................              255,031

   Other .................................................                5,800
                                                                    -----------
        Gross deferred tax asset .........................            2,450,831
                                                                    -----------

        Deferred tax asset, net ..........................          $   439,104
                                                                    ===========

   Presented on the balance sheet:

   Deferred tax liability, non-current ...................          $     5,727
                                                                    -----------

   Deferred tax assets, net ..............................          $   444,831
                                                                    -----------

      The Company is reporting on the cash basis method as opposed to accrual method of accounting for tax purposes. The deferred tax items indicated above are primarily a result of recognizing items of income or expense under the cash method, in different periods from when those items are recognized under the accrual basis for financial statements reporting purposes. The benefit for income taxes on earning differs from the amount computed by applying the U.S. federal income tax rate (34%) because of the effect of the following items:

                                                              For the Years Ended
                                                                  December 31,

                                                               2002         2001
                                                               ----         ----
Tax at U.S. federal income tax rate (*) ................    $(120,063)    $(68,282)
State income tax, net of U.S. federal income tax benefit      (41,951)     (22,360)
Other ..................................................        6,883        6,890
                                                            ---------     --------

 (Benefit) provision for income taxes ..................    $(155,131)    $(83,752)
                                                            =========     ========

(*) The tax at U.S. federal income tax rate is based on the loss before cumulative effect of change in accounting principals, which is a permanent non-deductible item for tax purposes.

6. Simple IRA Plan

      On October 26, 2000, the Board of Directors approved a Simple IRA Plan (the "IRA Plan") for the purpose of attracting and retaining valuable employees. The IRA Plan was effective August 2000 with a trustee, which allows up to 100 eligible employees to participate. It is a "Matching Contribution" plan under which eligible employees may contribute up to 6% of their yearly salary, on a pre-tax basis (with a cap of $6,000), with the Company matching on a dollar-for-dollar basis up to 3% of the employees' compensation (with a cap of $3,000). These thresholds are subject to change under notice by the trustee. The Company is not responsible for any other costs under this plan. For fiscal year 2002 and 2001 the Company contributed $7,000 and $5,188 respectively, as a matching contribution to the IRA Plan.

7. Stock Option Plan

      Immediately prior to the initial public offering, the Company adopted the DAG Media, Inc. 1999 Stock Option Plan (the "Plan") reserving 124,000 common shares of the Company for issuance upon exercise of stock options granted pursuant to the Plan. At the Company's annual shareholder meeting held on July 18, 2000, an amendment to the Company's Stock Option Plan to increase the maximum number of options issuable thereunder by 145,000 options was proposed and passed as of December 31, 2000 and at both Company's annual shareholder meeting held on June 22, 2001 and July 10, 2002, an additional 145,000 and 140,000 options were approved, respectively. An additional 155,000 options were granted under individual option grant outside of the Plan. At December 31, 2002 and 2001, 166,560 and 141,560 options were available for future grants under the plan, respectively.

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

      The Company accounts for the employee options under APB Opinion No. 25, under which no compensation cost has been recognized as all options granted to employees during 2002 and 2001 have been granted at the fair market value of the Company's common stock. Options granted to consultants are accounted for under SFAS No. 123 and EITF No. 96-18 and are measured using Black-Scholes option pricing model. Accordingly, a deferred compensation cost of approximately $153,000 and $19,000 was recorded in 2002 and 2001 respectively. Such costs will be amortized over the option vesting period (generally five years). Compensation costs of $18,606 and $7,635 were charged to operations in 2002 and in 2001, respectively.

      The weighted average fair value of options granted during the year ended December 31, 2002 and 2001 was $ 0.70 and $ 0.97, respectively.

Under SFAS No. 123, the fair value of each option is estimated on the date of grant using Black-Scholes option-pricing model with the following weighted-average share assumptions used for grants in 2002 and 2001, respectively: (1) expected life of 5 years; (2) no dividend yield; (3) expected volatility 70%; (4) risk free interest rate of 5% and 6%.

The following summarizes stock option activity for 2001 and 2000:

                                                                         Weighted
                                                                          Average
                                                          Shares      Exercise Price
------------------------------------------------------------------------------------
Outstanding at December 31, 2000                          234,884          $3.67
                                                         --------          -----
--------------------------------------------------------------------------------

Granted                                                   198,000          $1.56
Exercised                                                      --             --
Forfeited                                                (140,444)         $3.07
--------------------------------------------------------------------------------

Outstanding at December 31, 2001                          292,440          $2.53
                                                         --------          -----
--------------------------------------------------------------------------------

Granted                                                   195,000          $1.35
Exercised                                                 (20,000)         $1.06
Forfeited                                                 (80,000)         $3.53
--------------------------------------------------------------------------------

Outstanding at December 31, 2002                          387,440          $1.81
                                                         --------          -----
--------------------------------------------------------------------------------

      As of December 31, 2002 and 2001 there were exercisable options amounting to 202,587 and 143,440 respectively, with a weighted average exercise price of $2.04 and $2.43, respectively. As of December 31, 2002 the weighted average remaining contractual life of options outstanding is 3.64 years.

      In connection with the Company's initial public offering the Company issued 132,500 warrants to the underwriters of the initial public offering. The warrants are convertible into the same number of common shares at an exercise price of $7.80 per warrant. The warrants are exercisable over a four-year period beginning on the first anniversary of the offering through 2003. As of December 31, 2002 all of the warrants are outstanding.

8. Shareholders' Equity

In August 1999, the Board of Directors of the Company authorized a stock repurchase program. The program authorizes the Company to purchase up to 150,000 common shares of the Company within the upcoming years. As of December 31, 2000, the Company has purchased 68,730 common shares at an aggregate cost of approximately $231,000. None of the proceeds of the Company's initial public offering have been used in connection with this stock repurchase program. In September 20, 2001 the Board of the Directors of the Company authorized a stock repurchase program that allows the Company additional purchase up to 200,000 common shares of the Company, out of the available funds of the Company, in the open market within the ensuing year. The purpose of the stock repurchase program is to help the Company achieve its long-term goal of enhancing shareholder value. No additional shares were repurchased during fiscal years 2002 and 2001.

9. Commitments and Contingencies

Operating leases

      The Company has various lease and rental commitments ending 2004 for its offices, automobiles and equipment. At December 31, 2002, approximate future minimum rental payments under these commitments are as follows:

2003 ................................................                    151,312
2004 ................................................                     70,993
                                                                        --------
Total ...............................................                   $222,305
                                                                        ========

Rent expense was approximately $134,500 and $108,000 in 2002 and 2001, respectively.

Employment Agreements

      In March 1999, the Company entered into an employment agreement with Assaf Ran, its president and chief executive officer. Mr. Ran's employment term initially renews automatically for successive one-year periods unless either party gives 180 days written notice of its intention to terminate the agreement. Under the agreement, Mr. Ran will receive an annual base salary of $75,000, annual bonuses as determined by the compensation committee of the Board of Directors in its sole and absolute discretion, and is eligible to participate in all executive benefit plans established and maintained by the Company. Under the agreement, Mr. Ran has also agreed to a one-year non-competition period following the termination of his employment. As of March 2001 the compensation committee approved an increase in Mr. Ran's compensation to an annual base salary of $125,000. Mr. Ran's annual compensation was $125,000 and $108,000 during fiscal years 2002 and 2001.

Contingencies-

      From time to time, the Company is a party to litigation arising in the normal course of its business operations. In the opinion of management and counsel, it is not anticipated that the settlement or resolution of any such matters will have a material adverse impact on the Company's financial position, liquidity or results of operations.

10. Related Parties Transactions

      During 2002, the Company has paid $71,000 in legal fees to Morse, Zelnick, Rose & Lander LLP for legal advice and representation. Stephen A. Zelnick, a director of the Company, is a partner of Morse, Zelnick, Rose & Lander LLP.