Form 10QSB
period 2003-03-31
DAG MEDIA INC
filed 2003-05-12
CIK 1080340

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

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

      As of May 12, 2003, there were outstanding 2,927,460 shares of the issuer's common shares, $.001 par value.

                                 DAG MEDIA, INC.
                  QUARTERLY CONSOLIDATED REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
                                TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

                                                                                  Page Number
                                                                                  -----------
Item 1.   Consolidated Financial Statements (unaudited)

          Consolidated Balance Sheet at March 31, 2003 ............................     3

          Consolidated Statements of Operations for the Three
          Month Periods Ended March 31, 2003 and 2002 .............................     4

          Consolidated Statements of Cash Flows for the Three
          Month Periods Ended March 31, 2003 and 2002 .............................     5

          Notes to Consolidated Financial Statements ..............................     6

Item 2.   Management's Discussion and Analysis of
          Consolidated Financial Condition and Results of Consolidated Operations..     9

Item 3.   Control and procedures ..................................................    13

Part II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds ...............................    14

Item 6.   Exhibits ................................................................    15

SIGNATURES ........................................................................    16

CERTIFICATION .....................................................................    17

EXHIBITS ..........................................................................    19

                    Item 1. CONSOLIDATED FINANCIAL STATEMENTS
                                 DAG MEDIA, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (unaudited)

Assets
Current assets:

   Cash and cash equivalents                                                                          $    373,685
   Marketable securities                                                                                 6,734,019
                                                                                                      ------------
         Total cash and cash equivalents and marketable securities                                       7,107,704
                                                                                                      ------------

   Trade accounts receivable, net of allowance for doubtful accounts of $ 856,000                        2,795,360
   Directories in progress                                                                               1,941,612
   Deferred tax asset                                                                                      439,536
   Other current assets                                                                                    133,312
                                                                                                      ------------
         Total current assets                                                                           12,417,524
                                                                                                      ------------
Fixed assets, net of accumulated depreciation of $ 206,027                                                 268,857

Goodwill                                                                                                   458,131
Trademarks and other intangibles, net                                                                      451,919
Other assets                                                                                                52,179
                                                                                                      ------------
         Total assets                                                                                 $ 13,648,610
                                                                                                      ============

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses                                                                 $    440,630
Accrued commissions and commissions payable                                                                793,772
Advanced billing for unpublished directories                                                             5,023,462
Income tax payable                                                                                         318,023
                                                                                                      ------------
         Total current liabilities                                                                       6,575,887
                                                                                                      ------------

Deferred tax liabilities                                                                                    20,616

Shareholders' equity:
         Preferred shares - $ .01 par value; 5,000,000 shares authorized; no shares issued                      --
         Common shares - $ .001 par value; 25,000,000 authorized; 2,996,190 issued
         and 2,927,460 outstanding                                                                           2,996
         Additional paid-in capital                                                                      7,973,129
         Treasury stock, at cost- 68,730 shares$0.01                                                       (231,113)
         Deferred compensation                                                                             (94,645)
         Accumulated other comprehensive income                                                             14,337
         Accumulated deficit                                                                              (612,597)
                                                                                                      ------------
                Total shareholders' equity                                                               7,052,107
                                                                                                      ------------
                Total liabilities and shareholders' equity                                            $ 13,648,610
                                                                                                      ============

       The accompanying notes are an integral part of this balance sheet.

                                 DAG MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                        Three Months Ended March 31,
                                                                          2003               2002
                                                                          ----               ----
Advertising revenues                                                  $ 2,161,876         $ 1,574,533
Publishing costs                                                          337,789             216,523
                                                                      -----------         -----------
   Gross profit                                                         1,824,087           1,358,010

 Operating costs and expenses:
 Selling expenses                                                       1,025,219             450,063
 Administrative and general costs                                         720,372             656,229
                                                                      -----------         -----------
          Total operating costs and expenses                            1,745,591           1,106,292

    Income from operation                                                  78,496             251,718

 Other income                                                              55,200              70,818
                                                                      -----------         -----------

    Earnings before provision for income taxes                            133,696             322,536

Provision for income taxes                                                (67,657)           (154,862)
                                                                      -----------         -----------
   Income before cumulative effect of change in
   accounting principle                                                    66,039             167,674

Cumulative effect of change in accounting principle                            --            (895,000)
                                                                      -----------         -----------
    Net income (loss)                                                 $    66,039         $  (727,326)
                                                                      ===========         ===========
 Income (loss) per common share:
 Basic and diluted-
 Income before cumulative effect of change in
 accounting principle                                                 $      0.02         $      0.06
 Cumulative effect of change in accounting principle                           --               (0.31)
                                                                      -----------         -----------
 Net income (loss) per common share                                   $      0.02         $     (0.25)
                                                                      ===========         ===========

Weighted average number of common shares outstanding
 - Basic and                                                            2,927,460           2,911,793
                                                                      ===========         ===========
 - Diluted                                                              2,947,363           2,911,950
                                                                      ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                             Three Months           Three Months
                                                                                Ended                   Ended
                                                                            March 31, 2003          March 31, 2002
                                                                            --------------          --------------
Cash flows from operating activities:
  Net income (loss)                                                            $  66,039             $  (727,326)
  Adjustment to reconcile net income (loss) to net cash provided by operating activities-
   Cumulative effect of change in accounting principle                                                   895,000
  Depreciation and amortization                                                   40,551                  19,068
  Amortization of deferred compensation                                           (8,577)                   (461)
  Bad debt expense                                                               139,466                 248,917
  Accumulated other comprehensive income                                          (8,081)                 (4,766)
  Loss on disposal of fixed assets                                                 1,547
  Deferred taxes                                                                   5,294                  49,495
  Changes in operating assets and liabilities--
       Accounts receivable                                                      (268,728)               (299,008)
       Directories in progress                                                   169,214                  52,204
       Other current and noncurrent assets                                       (30,745)               (132,188)
       Accounts payable and accrued expenses                                    (310,717)                  5,012
       Accrued commissions and commissions payable                               (14,279)                (21,000)
       Advance billing for unpublished directories                               241,912                 (88,345)
       Income taxes payable                                                       61,506                  39,235
                                                                               ---------             -----------
              Net cash provided by operating activities                           84,402                  35,837
                                                                               ---------             -----------

Cash flows from investing activities:
   Proceeds from sale of marketable securities, net                              141,000               1,498,121
   Purchase of fixed assets                                                      (10,234)                (14,854)
   Proceeds from sale of fixed assats                                              3,200                      --
   Investment in marketable securities                                           (47,103)                     --
                                                                               ---------             -----------
             Net cash provided by investing activities                            86,863               1,483,267
                                                                               ---------             -----------

Cash flows from financing activities:
    Proceeds from exercise of stock option                                            --                  10,600
                                                                               ---------             -----------

              Net cash provided by financing activities                               --                  10,600
                                                                               ---------             -----------

Net increase in cash                                                           $ 171,265             $ 1,529,704

Cash and cash equivalents, beginning of period                                   202,420               3,229,179
                                                                               ---------             -----------

Cash and cash equivalents, end of period                                       $ 373,685             $ 4,758,883
                                                                               =========             ===========

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003

1. THE COMPANY

      The accompanying unaudited consolidated financial statements of DAG Media, Inc. ("DAG" or the "Company") included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2002 and the notes thereto included in the Company's 10KSB and Registration Statement on Form SB-2, respectively. Results of consolidated operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year.

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

2. CHANGE IN ACCOUNTING PRINCIPALS

      The Company has adopted SFAS No. 142 "Goodwill and Other Intangible Assets", as of January 1, 2002. In connection with a reorganization at the consumption of the Company's initial public offering ("IPO") in 1999, the Company acquired the 50% interest of an affiliate, which resulted in the recognition of approximately $1 million in goodwill and $351,000 in trademarks based on the IPO price. This goodwill was being amortized over 25 years. As a result of the transition impairment test required by SFAS 142, due to the decline in the market value of the Company's share and considering that this is considered entity level goodwill, the Company determined that, as of January 1, 2002 the goodwill has been fully impaired. Accordingly the goodwill has been written off as the cumulative effect of an accounting change in the accompanying Consolidated Financial Statements. The Company is continuing to amortize its trademarks over 25 year-estimated life as it believes that they do not have unlimited future life.

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

      The numerator in calculating both basic and diluted earnings per common share for each period is the reported net income. The denominator is based on the following weighted average number of common shares:

                                                           Three Months Ended
                                                               March 31,
                                                            2003         2002
--------------------------------------------------------------------------------
Basic                                                    2,927,460     2,911,793
Incremental shares for assumed conversion of options        19,903           156
--------------------------------------------------------------------------------
Diluted                                                  2,947,363     2,911,950
--------------------------------------------------------------------------------

      The difference between basic and diluted weighted average common shares resulted from the assumption that the dilutive stock options outstanding were exercised. There were 207,440 and 312,440 stock options and warrants not included in the diluted earnings per share calculation for the respective three months period ended March 31, 2003 and 2002, as their effect would have been anti-dilutive.

4. STOCK - BASED COMPENSATION

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

      The following table illustrates the effect on net income (loss) and income
(loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

--------------------------------------------------------------------------------
                                                Quarter Ended      Quarter Ended
                                                   March 31,          March 31,
                                                     2003               2002
--------------------------------------------------------------------------------
Net Income (loss), as reported                     $ 66,039         $(727,326)
--------------------------------------------------------------------------------
Add:
--------------------------------------------------------------------------------
Total stock based employee                           (7,361)           (9,360)
compensation expenses
determined under fair value
based method for all awards
--------------------------------------------------------------------------------
Net income (loss), pro forma                       $ 58,678         $(736,686)
--------------------------------------------------------------------------------
Basic and diluted loss per share,                  $   0.02         $   (0.25)
as reported
--------------------------------------------------------------------------------
Basic and diluted loss per share,                  $   0.02         $   (0.25)
pro forma
--------------------------------------------------------------------------------

5. ACQUISITION

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

                              Item 2. MANAGEMENT'S
                DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
                CONDITION AND CONSOLIDATED RESULTS OF OPERATIONS

      The following management's discussion and analysis of consolidated financial condition and results of consolidated operations should be read in conjunction with our unaudited financial statements and notes thereto contained elsewhere in this report. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements.

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

      New Yellow, the Company's first general interest, English only yellow page directory competes directly with the Verizon Yellow Pages in New York City. New Yellow, is the only general interest yellow page directory to provide full-color advertisements. Also, as part of our services, we offer to all New Yellow advertisers publication of two editions per year, referral services and consumer discount club.

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

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Advertising revenues

Advertising revenues for three months ended March 31, 2003 were $2,162,000 compared to $1,575,000 for the three months ended March 31, 2002, an increase of $587,000. The increase was primarily attributable to the general growth in business activity and reflects an increase in sales of both 2002 second edition
- and the first 2003 edition of the Jewish Yellow Pages directory. The Blackbook's contribution for recognized revenue for the first quarter of 2003 totaled to $37,000.

Publication costs

Publication costs for the three months ended March 31, 2003 were $338,000 compared to $217,000, for the corresponding period in 2002, an increase of $121,000. As a percentage of advertising revenues, publication costs were 15.63% in the period ending March 31, 2003 compared to 13.78%, in the corresponding 2002 period. The increase in publication costs primarily reflects the additional $106,000 of the Blackbook publishing costs added this quarter due to the inclusion of Blackbook in the Company's consolidated financials statements as well as an increase in the printing costs of the Jewish Yellow Pages directory due to a larger number of pages being printed.

Selling expenses

Selling expenses for the three months ended March 31, 2003 were $1,025,000 compared to $450,000 for the corresponding period in 2002, an increase of $575,000. This increase in selling expenses was primarily attributable to the general increase in sales commission and promotions due to the increase in sales. Blackbook's selling expenses added in the Company's financial statements this quarter totaled $33,000.

Administrative and general costs

General and administrative expenses for the quarter ended March 31, 2003 were $720,000 compared to $656,000 for the same period in 2002, an increase of 9.75%. This increase is primarily attributable to the $215,000 of the Blackbook's administrative costs added due to the inclusion of Blackbook in the Company's consolidated financial statements.

Other income

For the quarter ended March 31, 2003, the Company had other income of $55,000 compared to other income of $71,000 for the quarter ended March 31, 2002. This decrease was attributable to the decrease in interest rates resulting in decreased interest income in the first quarter of 2003.

Provision for income taxes

Provision for income taxes in the three months ended March 31, 2003 and 2002 was $ 68,000 and $ 155,000, respectively. We used a 46% rate to calculate taxes on the expected annual income.

Liquidity and Capital Resources

At March 31, 2003 we had cash and cash equivalents and marketable securities of $7,108,000 and working capital of $5,842,000 as compared to cash and cash equivalents and marketable securities of $6,993,000 and working capital of $6,759,000 at March 31, 2002. The increase primarily reflects the cash provided by operating activity by both the Company and Blackbook.

Net cash provided by operating activities was $84,000 for the three months ended March 31, 2003. For the comparable 2002 period, net cash provided by operating activities was $36,000. The increase in net cash provided by operating activities reflects the increase in corporate sales and collection.

Net cash provided by investing activities was $87,000 for the three months ended March 31, 2003 compared to net cash provided by investing activities of $1,483,000 for the comparable 2002 period. Net cash provided by investing activities was primarily the result of the Company's selling of marketable securities.

There was no net cash provided by financing activities for the three months ended March 31, 2003 whereas at the comparable 2002 period there were $11,000. The net cash provided by financing activities for the quarter ended March 31, 2002 was due to the exercise of stock options and the issuance of common shares, respectfully.

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

Change In Accounting Principals

      The Company has adopted SFAS No. 142 "Goodwill and Other Intangible Assets", as of January 1, 2002. In connection with a reorganization at the consumption of our initial public offering ("IPO") in 1999, the Company acquired the 50% interest of an affiliate, which resulted in the recognition of approximately $1 million in goodwill based on the IPO price. This goodwill was being amortized over 25 years. The Company adopted SFAS 142 effective January 1, 2002, which requires the determination of whether there has been impairment in the carrying value of goodwill based on fair value. As a result of the decline in the market value of the Company's shares, and considering that this is considered entity level goodwill the Company determined that, as of January 1, 2002 the goodwill has been fully impaired. Accordingly the goodwill has been written off as the cumulative effect of an accounting change in the accompanying Financial Statements. The Company is continuing to amortize its trademarks over 25 year-estimated life as it believes that they do not have unlimited future life.

                         Item 3. CONTROL AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Within 90 days prior to the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of these disclosures control and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiary) required to be included in our periodic SEC filings.

      (b) Change in Internal Controls. There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

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
                                                                ----------
                                                                $1,701,237

(h)   Net proceeds: $6,423,763.

(i)   Amount of net offering proceeds used for the purposes listed below:

--------------------------------------------------------------------------------
Marketable securities                                              $ 1,951,759
--------------------------------------------------------------------------------
New Yellow printing and distribution cost                          $ 4,018,265
--------------------------------------------------------------------------------
Investment in Blackbook Photography Inc.                           $   453,739
--------------------------------------------------------------------------------

                    Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

                  99.1 - Certification by Chief Executive Officer
                  99.2 - Certification by Chief Financial Officer

      (b)   Reportd on Form 8-K

                  None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  DAG Media, Inc. (Registrant)

Date: May 12, 2003                By: /s/ Assaf Ran
                                  ----------------------------------------------
                                      Assaf Ran, President


Date: May 12, 2003                By: /s/ Yael Shimor-Golan
                                  ----------------------------------------------
                                      Yael Shimor-Golan, Chief Financial Officer

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


Date: May 12, 2003                                          /s/ Assaf Ran
                                                            --------------------
                                                            Assaf Ran

                                  CERTIFICATION

I, Yael Shimor-Golan, certify that:

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


Date: May 12, 2003                                     /s/ Yael Shimor-Golan
                                                       -------------------------
                                                       Yael Shimor-Golan