Form 10QSB
period 2003-06-30
DAG MEDIA INC
filed 2003-08-05
CIK 1080340

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

                  For the Quarterly Period Ended June 30, 2003

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

      As of August 6, 2003, there were outstanding 2,927,460 shares of the issuer's common shares, $.001 par value.

                                 DAG MEDIA, INC.
                  QUARTERLY CONSOLIDATED REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                                TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION
                                                                     Page Number
                                                                     -----------

Item 1.    Consolidated Financial Statements (unaudited)

           Consolidated Balance Sheet at June 30, 2003 ...............    2

           Consolidated Statements of Operations for the Three
           and Six Months Periods Ended June 30, 2003 and 2002 .......    3

           Consolidated Statements of Cash Flows for the Six
           Months Periods Ended June 30, 2003 and 2002 ...............    4

           Notes to Consolidated Financial Statements ................    5

Item 2.    Management's Discussion and Analysis of
           Consolidated Financial Condition and Results of
           Consolidated Operations ...................................    8

Item 3.    Controls and procedures ...................................   12

Part II - OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds .................   13

Item 6.    Exhibits ..................................................   14

SIGNATURES ...........................................................   15

CERTIFICATION ........................................................   16

EXHIBITS .............................................................   20

                    Item 1. CONSOLIDATED FINANCIAL STATEMENTS
                                 DAG MEDIA, INC.
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2003
                                   (unaudited)

Assets
Current assets:

   Cash and cash equivalents                                                        $    644,562
   Marketable securities                                                               6,694,683
                                                                                    ------------
            Total cash and cash equivalents and marketable securities                  7,339,245
                                                                                    ------------
   Trade accounts receivable, net of allowance for doubtful accounts of $ 898,000      2,804,210
   Directories in progress                                                             2,200,230
   Deferred tax asset                                                                    153,389
   Other current assets                                                                  200,955
                                                                                    ------------
         Total current assets                                                         12,698,029
                                                                                    ------------

Fixed assets, net of accumulated depreciation of $ 166,618                               287,749

Goodwill                                                                                 458,131

Trademarks and other intangibles, net                                                    441,037

Other assets                                                                              23,411
                                                                                    ------------
         Total assets                                                               $ 13,908,357
                                                                                    ============
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses                                               $    592,117

Accrued commissions and commissions payables                                             801,414

Advanced billing for unpublished directories                                           5,618,188
                                                                                    ------------
         Total current liabilities                                                     7,011,719
                                                                                    ------------

Shareholders' equity:
         Preferred shares - $ .01 par value; 5,000,000 shares authorized; no
         shares issued                                                                        --

         Common shares - $ .001 par value; 25,000,000 authorized; 2,996,190
         issued and 2,927,460 outstanding                                                  2,996

         Additional paid-in capital                                                    7,990,575
         Treasury stock, at cost- 68,730 shares                                         (231,113)
         Deferred compensation                                                           (99,086)
         Accumulated other comprehensive income                                           72,896
         Accumulated deficit                                                            (839,630)
                                                                                    ------------
                Total shareholders' equity                                             6,896,638
                                                                                    ------------
                Total liabilities and shareholders' equity                          $ 13,908,357
                                                                                    ============

       The accompanying notes are an integral part of this balance sheet.

                                 DAG MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended June 30,         Six Months Ended June 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                        2003              2002             2003             2002
                                                                    -----------       -----------       ----------       ----------
-----------------------------------------------------------------------------------------------------------------------------------
Advertising revenues                                                $ 1,525,746       $ 1,380,742       $3,687,622       $2,955,275
-----------------------------------------------------------------------------------------------------------------------------------
Publishing costs                                                        494,870           520,843          832,659          737,366
                                                                    -----------       -----------       ----------       ----------
-----------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                                          1,030,876           859,899        2,854,963        2,217,909
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Operating costs and expenses:
-----------------------------------------------------------------------------------------------------------------------------------
Selling expenses                                                        524,327           548,935        1,549,546          998,998
-----------------------------------------------------------------------------------------------------------------------------------
Administrative and general costs                                        838,062           495,262        1,558,433        1,151,491
                                                                    -----------       -----------       ----------       ----------
-----------------------------------------------------------------------------------------------------------------------------------
Total operating costs and expenses                                    1,362,389         1,044,197        3,107,979        2,150,489
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
(Loss) income from operations                                          (331,513)         (184,298)        (253,016)          67,420
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Other income                                                             52,662            51,971          107,861          122,789
                                                                    -----------       -----------       ----------       ----------
-----------------------------------------------------------------------------------------------------------------------------------
(Loss) income before (provision) benefit for income taxes              (278,851)         (132,327)        (145,155)         190,209
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Benefit (provision) for income taxes                                     51,820            60,711          (15,838)         (94,151)
                                                                    -----------       -----------       ----------       ----------
-----------------------------------------------------------------------------------------------------------------------------------
(Loss) income before cumulative effect of change in accounting         (227,031)          (71,616)        (160,993)          96,058
principle
-----------------------------------------------------------------------------------------------------------------------------------
Cumulative effect of change in accounting principle                          --                --               --         (895,000)
                                                                    -----------       -----------       ----------       ----------
-----------------------------------------------------------------------------------------------------------------------------------
Net loss                                                            $  (227,031)      $   (71,616)       $(160,993)      $ (798,942)
                                                                    ===========       ===========       ==========       ==========
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Net (loss) income per common share
-----------------------------------------------------------------------------------------------------------------------------------
 --Basic
-----------------------------------------------------------------------------------------------------------------------------------
(Loss) income before cumulative effect of change in accounting
principle                                                           $     (0.08)      $     (0.02)      $    (0.05)      $     0.03
-----------------------------------------------------------------------------------------------------------------------------------
Cumulative effect of change in accounting principal                          --                --               --            (0.30)
                                                                    -----------       -----------       ----------       ----------
-----------------------------------------------------------------------------------------------------------------------------------
Net loss per common share                                           $     (0.08)      $     (0.02)      $    (0.05)      $    (0.27)
                                                                    ===========       ===========       ==========       ==========
-----------------------------------------------------------------------------------------------------------------------------------
 --Diluted
-----------------------------------------------------------------------------------------------------------------------------------
(Loss) income before cumulative effect of change in accounting
principle                                                           $     (0.08)      $     (0.02)      $    (0.05)      $     0.03
-----------------------------------------------------------------------------------------------------------------------------------
Cumulative effect of change in accounting principal                          --                --               --            (0.30)
                                                                    -----------       -----------       ----------       ----------
-----------------------------------------------------------------------------------------------------------------------------------
Net loss per common share                                           $     (0.08)      $     (0.02)      $    (0.05)      $    (0.27)
                                                                    ===========       ===========       ==========       ==========
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Weighted average number of common shares outstanding

-----------------------------------------------------------------------------------------------------------------------------------
 --Basic                                                              2,927,460         2,925,486        2,927,460        2,918,495
                                                                    ===========       ===========       ==========       ==========
-----------------------------------------------------------------------------------------------------------------------------------
 --Diluted                                                            2,927,460         2,925,486        2,927,460        2,933,454
                                                                    ===========       ===========       ==========       ==========
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                       Six Months Ended   Six Months Ended
                                                                         June 30, 2003     June 30, 2002
                                                                       ----------------   ----------------
Cash flows from operating activities:
  Net loss                                                                $  (160,993)      $  (798,942)
  Adjustment to reconcile net loss to net cash provided by (used in)
  operating activities-
   Cumulative effect of change in accounting principle                             --           895,000
  Depreciation and amortization                                                80,684            39,312
  Amortization of deferred compensation                                         4,428             1,893
  Bad debt expense                                                            321,057           407,998
  Deferred taxes                                                              285,715            13,109
  Changes in operating assets and liabilities-
       Accounts receivable                                                   (459,170)         (711,663)
       Directories in progress                                                (89,402)         (344,657)
       Other current and noncurrent assets                                    (69,618)         (155,333)
       Accounts payable and accrued expenses                                 (160,088)           18,046
       Accrued commissions and commissions payable                             (6,637)          183,000
       Advance billing for unpublished directories                            836,637           418,702
       Income taxes payable                                                  (270,551)           (4,448)
                                                                          -----------       -----------

              Net cash provided by (used in) operating activities             312,062           (37,983)
                                                                          -----------       -----------

Cash flows from investing activities:
   Proceeds from sale of marketable securities, net                         2,848,778         3,274,944
   Purchase of fixed assets                                                   (99,832)          (39,687)
   Proceeds from sale of fixed assets                                          46,200                --
   Investment in marketable securities                                     (2,665,066)       (4,001,094)
                                                                          -----------       -----------
             Net cash provided by  (used in) investing activities             130,080          (765,837)
                                                                          -----------       -----------

Cash flows from financing activities:
    Proceeds from exercise of stock option                                         --            21,200
                                                                          -----------       -----------

              Net cash provided by financing activities                            --            21,200
                                                                          -----------       -----------

Net increase (decrease) in cash                                           $   442,142       $  (782,620)

Cash and cash equivalents, beginning of period                                202,420         3,229,179
                                                                          -----------       -----------

Cash and cash equivalents, end of period                                  $   644,562       $ 2,446,559
                                                                          ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003

1.    THE COMPANY

      The accompanying unaudited consolidated financial statements of DAG Media, Inc. ("DAG" or the "Company") included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2002 and the notes thereto included in the Company's 10KSB. Results of consolidated operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year.

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

      The numerator in calculating both basic and diluted earnings per common share for each period is the reported net income. The denominator is based on the following weighted average number of common shares:

                                                                   Three Months Ended              Six Months Ended
                                                                         June 30,                       June 30,

                                                                   2003           2002            2003             2002
-----------------------------------------------------------------------------------------------------------------------------
Basic                                                           2,927,460      2,925,486       2,927,460        2,918,495

Incremental shares for assumed conversion of options                   --             --              --           14,959
-----------------------------------------------------------------------------------------------------------------------------
Diluted                                                         2,927,460      2,925,486       2,927,460        2,933,454
-----------------------------------------------------------------------------------------------------------------------------

      The difference between basic and diluted weighted average common shares resulted from the assumption that the dilutive stock options outstanding were exercised. There were 89,440 and 152,440 stock options and warrants not included in the diluted earnings per share calculation for the respective six and three months period ended June 30, 2003 and 2002, as their effect would have been anti-dilutive.

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

      The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

------------------------------------------------------------------------------------------------------------------------------------
                                    Three Months Ended       Three Months Ended       Six Months Ended       Six Months Ended June
                                       June 30, 2003            June 30, 2002           June 30, 2003               30, 2002

------------------------------------------------------------------------------------------------------------------------------------
Net loss, as reported                   $ (227,031)               $ (71,616)             $ (160,993)              $ (798,942)
------------------------------------------------------------------------------------------------------------------------------------
Add:
------------------------------------------------------------------------------------------------------------------------------------
Total stock based employee                  (5,429)                  (5,429)                (10,858)                 (10,858)
compensation expenses determined
under fair value based method
for all awards
------------------------------------------------------------------------------------------------------------------------------------
Net loss, pro forma                     $ (232,460)               $ (77,045)             $ (171,851)              $ (809,800)
------------------------------------------------------------------------------------------------------------------------------------
Basic and diluted loss                  $    (0.08)               $   (0.02)             $    (0.05)              $    (0.27)
per share, as reported
------------------------------------------------------------------------------------------------------------------------------------
Basic and diluted loss                  $    (0.08)               $   (0.03)             $    (0.06)              $    (0.28)
per share, pro forma
------------------------------------------------------------------------------------------------------------------------------------

5.    SIGNIFICANT EVENTS

      On July 10, 2003 the company dismissed Grant Thornton LLP as its independent accountants.

The company engaged Goldstein Golub Kessler LLP as its new independent accountants. The decision to change accountants was recommended and approved by the audit committee of the company's board of directors.

6.    ACQUISITION

      On August 5th, 2002 the Company purchased substantially all of the assets of The Blackbook business from Brandera.com [U.S], Inc. (the "Blackbook Acquisition"). The Blackbook is a leading publisher of photography and illustration directories that have become very well branded and a reference point for finding photographers and illustrators in North America. The Blackbook acquisition was made through Blackbook Photography Inc., a newly formed wholly owned subsidiary of DAG Media, Inc.

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

      We currently publish and distribute business directories in print and on the worldwide web, both in the mainstream, as well as in targeted niche markets in the nation. Our principal source of revenue derives from the sale of ads in our print and on-line directories. As a sales incentive the Company also provides added values such as referral services and consumer discount club.

      We operate Internet portals, a mainstream general portal NewYellow.com, targeting the general population, JewishYellow.com targeting worldwide Jewish communities and JewishMasterguide.com, targeting the ultra-orthodox and Hasidic communities.

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

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Advertising revenues

Advertising revenues for three months ended June 30, 2003 were $1,526,000 compared to $1,381,000 for the three months ended June 30, 2002, an increase of $145,000. The increase was primarily attributable to the general growth in business activity and reflects an increase in sales of both 2002 second edition
- and the first 2003 edition of the Jewish Israeli Yellow Pages directory. The Blackbook's contribution for recognized revenue for the three months period ended June 30, 2003 totaled to $114,000.

Publication costs

Publication costs for the three months ended June 30, 2003 were $495,000 compared to $521,000, for the corresponding period in 2002, a decrease of $26,000. As a percentage of advertising revenues, publication costs were 32.44% in the three months period ending June 30, 2003 compared to 37.73%, in the corresponding 2002 period. The decrease in publication costs primarily reflects the decrease in the paper and distribution costs of the April edition of the New Yellow Manhattan directory compared to the equivalent edition last year partially off-set by the Blackbook's contribution for publication costs for the three months period ended June 30, 2003 which totaled $23,000.

Selling expenses

Selling expenses for the three months ended June 30, 2003 were $524,000 compared to $549,000 for the corresponding period in 2002, a decrease of $25,000. This decrease in selling expenses was primarily attributable to the general increase in sales generated by sales representatives who work directly for the Company rather then sales generated by agencies with higher commission rates. Blackbook's selling expenses added in the Company's financial statements this quarter totaled $67,000.

Administrative and general costs

General and administrative expenses for the three months period ended June 30, 2003 were $838,000 compared to $495,000 for the same period in 2002, an increase of 69.29%. This increase is primarily attributable to the $175,000 of the Blackbook's administrative costs added due to the inclusion of Blackbook in the Company's consolidated financial statements as well as increase in salaries of $53,000, an increase in the expense for uncollected receivables of $50,000 and increase in professional fees totaling $29,000.

Other income

For the three months period ended June 30, 2003, the Company had other income of $53,000 compared to other income of $52,000 for the three months period ended June 30, 2002.

Provision for income taxes

Benefit for income taxes in the three months ended June 30, 2003 and 2002 was $52,000 and $61,000, respectively. Starting year-end 2003, the Company will file its tax returns according to the accrual basis of income recognition and therefore adjust prior years taxes accruals. In addition, the Company created deferred tax assets due to net operating loss accumulated for tax purposes, which the company believes, will be used in the near future.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Advertising revenues

Advertising revenues for six months ended June 30, 2003 were $3,688,000 compared to $2,955,000 for the six months ended June 30, 2002, an increase of $733,000. The increase was primarily attributable to the general growth in business activity and reflects an increase in sales of both 2002 second edition - and the first 2003 edition of the Jewish Israeli Yellow Pages directory. The Blackbook's contribution for recognized revenue for the six months period ended June 30, 2003 totaled to $151,000.

Publication costs

Publication costs for the six months ended June 30, 2003 were $833,000 compared to $737,000, for the corresponding period in 2002, an increase of $96,000. As a percentage of advertising revenues, publication costs were 22.58% in the period ending June 30, 2003 compared to 24.95%, in the corresponding 2002 period. The increase in publication costs primarily reflects the additional $130,000 of the Blackbook publishing costs added due to the inclusion of Blackbook in the Company's consolidated financials statements. In addition, the increase is attributable to the increase in the printing costs of the Jewish Israeli Yellow Pages directory due to a larger number of pages being printed off-set by the decrease in the paper and distribution costs of the April edition of the New Yellow Manhattan directory compared to the equivalent edition last year.

Selling expenses

Selling expenses for the six months ended June 30, 2003 were $1,550,000 compared to $999,000 for the corresponding period in 2002, an increase of $551,000. This increase in selling expenses was primarily attributable to the general increase in sales commission and promotions paid due to the increase in sales as well as an increase in secured income payments resulting from the Company's expansion of its sales force. Blackbook's selling expenses added in the Company's financial statements this quarter totaled $99,000.

Administrative and general costs

General and administrative expenses for the Six months ended June 30, 2003 were $1,558,000 compared to $1,151,000 for the same period in 2002, an increase of 35.36%. This increase is primarily attributable to the $390,000 of the Blackbook's administrative costs added due to the inclusion of Blackbook in the Company's consolidated financial statements.

Other income

For the six months ended June 30, 2003, the Company had other income of $108,000 compared to other income of $123,000 for the six months ended June 30, 2002. This decrease was attributable to the decrease in interest rates resulting in decreased interest income in the six months period ended June 30, 2003.

Provision for income taxes

Provision for income taxes in the six months ended June 30, 2003 and 2002 was $16,000 and $ 94,000, respectively. We used a 46% rate to calculate taxes on the expected annual income. Starting year-end 2003,the Company will file its tax returns according to the accrual basis of income recognition and therefore adjusted prior years taxes accruals. In addition, the Company created deferred tax assets due to net operating loss accumulated for tax purposes, which the Company believes, will be used in the near future.

Liquidity and Capital Resources

At June 30, 2003 the Company had cash and cash equivalents and marketable securities of $7,339,000 and working capital of $5,686,000 as compared to cash and cash equivalents and marketable securities of $6,093,000 and working capital of $6,699,000 at June 30, 2002. The increase in cash and cash equivalents and marketable securities primarily reflects the cash provided by operating activity by both the Company and Blackbook. The decrease in working capital primarily reflects the general growth in business activity and therefore the increased deferred revenues and commissions liability.

Net cash provided by operating activities was $312,000 for the six months ended June 30, 2003. For the comparable 2002 period, net cash used in operating activities was $38,000. The increase in net cash provided by operating activities reflects the increase in corporate sales and collections.

Net cash provided by investing activities was $130,000 for the six months ended June 30, 2003 compared to net cash used in investing activities of $766,000 for the comparable 2002 period. Net cash provided by investing activities was primarily the result of the Company's selling of marketable securities.

There was no net cash provided by financing activities for the six months ended June 30, 2003 whereas at the comparable 2002 period there were $21,000. The net cash provided by financing activities for the six months ended June 30, 2002 was due to the exercise of stock options and the issuance of common shares, respectfully.

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
                                                                   -----------
                                                                   $ 1,701,237

(h)   Net proceeds: $6,423,763.

(i)   Amount of net offering proceeds used for the purposes listed below:

--------------------------------------------------------------------------------
Marketable securities                                            $ 1,337,886
--------------------------------------------------------------------------------
New Yellow printing and distribution cost                        $ 4,665,957
--------------------------------------------------------------------------------
Investment in Blackbook Photography Inc.                         $   419,920
--------------------------------------------------------------------------------

                    Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

                  99.1 - Certification by Chief Executive Officer
                  99.2 - Certification by Chief Financial Officer

      (b)   Reports on Form 8-K

                  None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DAG Media, Inc. (Registrant)


Date: August 6, 2003          By: /s/ Assaf Ran
                                  -----------------------------
                                      Assaf Ran, President


Date: August 6, 2003          By: /s/ Yael Shimor-Golan
                                  ----------------------------------
                                      Yael Shimor-Golan, Chief Financial Officer