Form 10QSB
period 2003-09-30
DAG MEDIA INC
filed 2003-11-06
CIK 1080340

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

                For the Quarterly Period Ended September 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 6, 2003, there were outstanding 2,934,460 shares of the issuer's common shares, $.001 par value.

      Transitional Small Business Disclosure Format Yes |_| No |X|

                                 DAG MEDIA, INC.
                  QUARTERLY CONSOLIDATED REPORT ON FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
                                TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

                                                                     Page Number
                                                                     -----------

Item 1.    Consolidated Financial Statements (unaudited)

           Consolidated Balance Sheet at September 30, 2003.............   3

           Consolidated Statements of Operations for the Three
           and Nine Months Periods Ended September 30, 2003 and 2002....   4

           Consolidated Statements of Cash Flows for the Nine
           Months Periods Ended September 30, 2003 and 2002.............   5

           Notes to Consolidated Financial Statements...................   6

Item 2.    Management's Discussion and Analysis or Plan of
           Operation....................................................  10

Item 3.    Controls and Procedures......................................  15

Part II - OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds....................  15

Item 4.    Submission of Matter to a Vote of Security Holders...........  16

Item 6.    Exhibits and Reports on Form 8-K.............................  17

SIGNATURES..............................................................  18

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                                 DAG MEDIA, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                                 September 30, 2003
                                                                                 ------------------
Assets

Current assets:
   Cash and cash equivalents                                                        $    169,013
   Marketable securities                                                               8,150,755
                                                                                    ------------
            Total cash and cash equivalents and marketable securities                  8,319,768

   Trade accounts receivable, net of allowance for doubtful accounts of $ 798,000      2,569,529

   Directories in progress                                                             2,019,920
    Deferred tax asset                                                                   631,739
   Other current assets                                                                  161,874
                                                                                    ------------
         Total current assets                                                         13,702,830
Fixed assets, net of accumulated depreciation of $ 189,616                               309,752

Goodwill                                                                                 458,131
Trademarks and other intangibles, net                                                    430,155
Other assets                                                                             123,412
                                                                                    ------------
         Total assets                                                               $ 15,024,280
                                                                                    ============

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses                                               $    141,017
Accrued commissions and commissions payables                                             779,569
Advanced billing for unpublished directories                                           5,392,755
Income Tax Payable                                                                       479,298
                                                                                    ------------
         Total current liabilities                                                     6,792,639
                                                                                    ------------

Shareholders' equity:
         Preferred shares - $ .01 par value; 5,000,000 shares authorized; no
         shares issued                                                                        --
         Common shares - $ .001 par value; 25,000,000 authorized; 3,003,190
         issued and 2,934,460 outstanding                                                  3,003
         Additional paid-in capital                                                    8,001,208
             Treasury stock, at cost- 68,730 shares                                     (231,113)
             Deferred compensation                                                       (92,316)
             Accumulated other comprehensive income                                       78,500
         Retained earnings                                                               472,359
                                                                                    ------------
                Total shareholders' equity                                             8,231,641
                                                                                    ------------
                Total liabilities and shareholders' equity                          $ 15,024,280
                                                                                    ============

       The accompanying notes are an integral part of this balance sheet.

                                 DAG MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                         Three Months Ended September 30,    Nine Months Ended September 30,
                                                         --------------------------------    -------------------------------
                                                              2003              2002              2003              2002
                                                          -----------       -----------       -----------       -----------
Advertising revenues                                      $ 2,178,238       $ 1,849,750       $ 5,865,860       $ 4,805,025
Publishing costs                                              262,854           294,933         1,095,513         1,024,299
                                                          -----------       -----------       -----------       -----------
Gross Profit                                                1,915,384         1,554,817         4,770,347         3,780,726

Operating costs and expenses:
Selling expenses                                              991,530           862,339         2,541,076         1,861,337
Administrative and general costs                              900,657           912,989         2,459,090         2,072,480
                                                          -----------       -----------       -----------       -----------
Total operating costs and expenses                          1,892,187         1,775,328         5,000,166         3,933,817

Income (loss) from operations                                  23,197          (220,511)         (229,819)         (153,091)

Other income:                                                 103,678            46,462           211,539           169,250
Gain from sale of the New Yellow Directory                  1,207,997                --         1,207,997                --
                                                          -----------       -----------       -----------       -----------
Total other income                                          1,311,675            46,462         1,419,536           169,250
                                                          -----------       -----------       -----------       -----------
Income (loss) before (provision) benefit for income         1,334,872          (174,049)        1,189,717            16,159
taxes

(Provision) benefit for income taxes                         (196,443)           86,753           (38,721)           (7,397)
                                                          -----------       -----------       -----------       -----------
Income (loss) before cumulative effect of change in         1,138,429           (87,296)        1,150,996             8,762
accounting principle
Cumulative effect of change in accounting principle                --                --                --          (895,000)
                                                          -----------       -----------       -----------       -----------
Net income (loss)                                         $ 1,138,429       $   (87,296)      $ 1,150,996       $  (886,238)
                                                          ===========       ===========       ===========       ===========

Net income (loss) per common share:
-Basic
Income (loss) before cumulative effect of change in
accounting principle                                      $      0.39       $     (0.03)      $      0.39       $      0.00
Cumulative effect of change in accounting principle                --                --                --             (0.31)
                                                          -----------       -----------       -----------       -----------
Net income (loss) per common share                        $      0.39       $     (0.03)      $      0.39       $     (0.31)
                                                          ===========       ===========       ===========       ===========
-Diluted
Income (loss) before cumulative effect of change in
accounting principle                                      $      0.38       $     (0.03)      $      0.37       $      0.00
Cumulative effect of change in accounting principle                --                --                --             (0.31)
                                                          -----------       -----------       -----------       -----------
Net income (loss) per common share                        $      0.38       $     (0.03)      $      0.37       $     (0.31)
                                                          ===========       ===========       ===========       ===========

Weighted average number of common shares outstanding

--Basic                                                     2,929,895         2,927,460         2,928,281         2,921,516
                                                          ===========       ===========       ===========       ===========
--Diluted                                                   3,011,636         2,927,460         3,102,791         2,931,330
                                                          ===========       ===========       ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                  Nine Months       Nine Months
                                                                                     Ended              Ended
                                                                                  September 30,     September 30,
                                                                                      2003               2002
                                                                                   -----------       -----------
Cash flows from operating activities:
  Net income (loss)                                                                $ 1,150,996       $  (886,238)
  Adjustment to reconcile net income (loss) to net cash provided by (used in)
  operating activities:
Gain on sale of New Yellow Directory                                                (1,207,997)               --
   Cumulative effect of change in accounting principle                                      --           895,000
  Depreciation and amortization                                                        118,815            66,605
  Amortization of deferred compensation                                                 11,198            10,513
  Bad debt expense                                                                     667,944           830,359
Realized gain on preferred stocks and marketable securities                                 --             2,035
  Deferred taxes                                                                      (192,635)               --
  Changes in operating assets and liabilities:
       Accounts receivable                                                            (571,376)         (752,293)
       Directories in progress                                                          90,906          (253,161)
       Other current assets                                                            (38,722)          (68,417)
       Other assets                                                                      8,181                --
       Accounts payable and accrued expenses                                          (611,188)          (28,137)
       Accrued commissions and commissions payable                                     (28,481)          163,837
       Advance billing for unpublished directories                                     611,204           409,393
       Income taxes payable                                                            208,749           (78,094)
                                                                                   -----------       -----------

              Net cash provided by (used in) operating activities                      217,594          (311,402)
                                                                                   -----------       -----------

Cash flows from investing activities:
   Proceeds from sale of marketable securities, net                                  4,460,453         3,327,925
   Purchase of fixed assets                                                           (149,082)          (60,480)
Cash received on sale of New Yellow Directory, net of expenses                       1,207,997                --
   Proceeds from sale of fixed assets                                                   46,200                --
   Cash paid for acquisition of subsidiary                                                  --           (70,537)
   Investment in Dune Medical Devises Ltd.                                            (100,000)               --
   Investment in marketable securities                                              (5,727,209)       (4,995,927)
                                                                                   -----------       -----------
             Net cash used in investing activities                                    (261,641)       (1,799,019)
                                                                                   -----------       -----------

Cash flows from financing activities:
    Proceeds from exercise of stock options                                             10,640            21,200
                                                                                   -----------       -----------

              Net cash provided by financing activities                                 10,640            21,200
                                                                                   -----------       -----------

Net decrease in cash                                                               $   (33,407)      $(1,466,417)
Cash and cash equivalents, beginning of period                                         202,420         3,229,179
                                                                                   -----------       -----------
Cash and cash equivalents, end of period                                           $   169,013       $ 1,762,762
                                                                                   ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

1.    THE COMPANY

      The accompanying unaudited consolidated financial statements of DAG Media, Inc. ("DAG" or the "Company") included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2002 and the notes thereto included in the Company's 10-KSB. Results of consolidated operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year.

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

2.    CHANGE IN ACCOUNTING PRINCIPLES

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

      The numerator in calculating both basic and diluted earnings per common share for each period is the reported net income. The denominator is based on the following weighted average number of common shares:

                                                                   Three Months Ended                Nine Months Ended
                                                                      September 30,                    September 30,

                                                                   2003              2002            2003            2002
------------------------------------------------------------------------------------------------------------------------------
Basic                                                           2,929,895          2,927,460       2,928,281      2,921,516

Incremental shares for assumed conversion of options              180,527                 --         174,510          9,814
------------------------------------------------------------------------------------------------------------------------------
Diluted                                                         3,011,636          2,927,460       3,102,791      2,931,330
------------------------------------------------------------------------------------------------------------------------------

      The difference between basic and diluted weighted average common shares resulted from the assumption that the dilutive stock options outstanding were exercised. There were 106,440 and 21,440 stock options and warrants not included in the diluted earnings per share calculation for the respective nine and three months period ended September 30, 2003, as their effect would have been anti-dilutive. For the respective nine months and three months period ended September 30, 2002 there were 240,440 and 380,440 stock options and warrants not included in the diluted earning per share calculation, as their effect would have been anti-dilutive.

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

      The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

----------------------------------------------------------------------------------------------------------------------------
                                  Three Months Ended      Three Months Ended     Nine Months Ended      Nine Months Ended
                                  September 30, 2003      September 30, 2002     September 30, 2003     September 30, 2002

----------------------------------------------------------------------------------------------------------------------------
Net earning (loss),                  $ 1,138,429            $ (87,296)              $ 1,150,996          $ (886,238)
as reported
----------------------------------------------------------------------------------------------------------------------------
Add:
----------------------------------------------------------------------------------------------------------------------------
Total stock based employee              (28,240)               (5,429)                 (39,098)               16,287
compensation expenses
determined under fair
value based method for all
awards
----------------------------------------------------------------------------------------------------------------------------
Net earning (loss),                  $ 1,110,189           $ (100,329)              $ 1,111,898          $ (925,336)
pro forma
----------------------------------------------------------------------------------------------------------------------------
Basic earning (loss)                      $ 0.39              $ (0.03)                   $ 0.39             $ (0.30)
per share, as
reported
----------------------------------------------------------------------------------------------------------------------------
Pro forma                                 $ 0.37              $ (0.03)                   $ 0.38             $ (0.32)
----------------------------------------------------------------------------------------------------------------------------
Diluted earning                           $ 0.38              $ (0.03)                   $ 0.37             $ (0.30)
(loss) per share, as
reported
----------------------------------------------------------------------------------------------------------------------------
Pro forma                                 $ 0.37              $ (0.03)                   $ 0.36             $ (0.32)
----------------------------------------------------------------------------------------------------------------------------

5.    SIGNIFICANT EVENTS

      On October 20th, 2003, Blackbook Photography Inc. a wholly owned subsidiary of DAG Media, Inc. ("Blackbook") announced the launch of its stock photography web site named "Blackbookstock.com." Blackbookstock.com will complement the suite of Blackbook publications by allowing web access to its vast array of stock photography and illustrations through a direct link with the Blackbook.com web site. The site's extensive searching capability will enable creative professionals to find stock images faster and easier, while opening the market to a wider range of Communications Executives. Blackbookstock.com allows users to do keyword searches by type, color, orientation and a number of other criteria.

      On August 27th, 2003, Blackbook announced the launch of a new directory named "THE COMPLETE INDUSTRY DIRECTORY." The 2004 edition will be specifically designed to meet the needs of professionals who work with every aspect of photo, illustration, design, and creative studio services in the advertising and corporate communities. The book will be organized with sections that help users find their resource of choice in seconds. The advertising pages will be high quality, exciting, and represent listing around the country.

      On August 22nd, 2003, the company sold its customer contracts, customer lists, and other information with regards to New Yellow directory to Yellow Book USA,

Inc. for $1,300,000 in cash. The company's net profit before provision for income taxes totaled $1,208,000 due to finder's fee as well as compensation to sales franchisees and legal advisors payments. Under the agreement, DAG Media, Inc. may publish and distribute the next two editions of the directory (October 2003 and April 2004), in accordance with its publication schedule and past practice. DAG Media, Inc. will divert efforts in order to increase sales of advertising space for its other directories. In addition, according to the agreement, DAG Media, Inc. may continue to publish and expand its existing niche and ethnic directories and may start new niche and ethnic directories, in any geographic areas.

6.    ACQUISITION

      On August 5th, 2002, the Company purchased substantially all of the assets of The Blackbook business from Brandera.com [U.S], Inc. (the "Blackbook Acquisition"). The Blackbook is a leading publisher of photography and illustration directories that have become very well branded and a reference point for finding photographers and illustrators in North America. The Blackbook acquisition was made through Blackbook Photography Inc., a newly formed wholly owned subsidiary of DAG Media, Inc.

The consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiary since the acquisition date. All material intercompany accounts and transactions have been eliminated.

7.    OTHER ASSETS

      During the third quarter of 2003 the Company purchased 59,540 shares of Dune Medical Devices LTD for $100,000. Dune Medical Devices LTD is an Israeli home based company that develops surgical and techniques for optimization of excisions and maximization of organ conservation during surgical oncology procedures. Dune Medical Devices is currently pursuing the development of the BoiP, a surgical devise to be used during breast cancer excisional procedures. The BioP will provide surgeons, during the excision process, real-time indication of the tissue's status, i.e., cancerous vs. health status. On August 29th, 2003, Dune Medical Devices finalized its milestone report that its results have exceeded the milestone by a very large margin and planning to keep on following its research and development plans.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion and analysis of our result of operations should be read in conjunction with our unaudited financial statements and notes thereto contained elsewhere in this report. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements.

      We currently publish and distribute business directories in print and on-line, both in the mainstream, as well as in targeted niche markets in the nation. Our principal source of revenue derives from the sale of ads in our print and on-line directories. As a sales incentive the Company also provides added values such as referral services and consumer discount club.

      We operate Internet portals, a mainstream general portal NewYellow.com (up to August 22nd, 2003), targeting the general population, JewishYellow.com targeting worldwide Jewish communities and JewishMasterguide.com, targeting the ultra-orthodox and Hasidic communities.

      New Yellow, Dag Media's Manhattan directory was sold on August 22nd, 2003 to Yellow Book USA for $1.3 million in cash. Dag Media will publish the next two editions of the directory.

      On August 5th , 2002, DAG Media purchased the business and assets of The Blackbook from Brandera.com [U.S], Inc and operated the business through Blackbook Photography Inc., a wholly owned subsidiary of DAG Media. The Blackbook is a publisher of photography and illustration source books that have become the "Industry Standard" reference source for finding photographers, illustrators and graphic designers in North America. The Blackbook name is respected worldwide with an estimated 25,000 art directors, creative directors, designers and corporations worldwide using The Blackbook to find the talent they need. The assets included The Blackbook source books which consist of 3 different books: Blackbook Photography, Blackbook Illustration and Blackbook AR100 that encompass 3 distinct advertiser groups: photographers, illustrators and a select group of more than 100 leading corporate annual reports designers as well as its web "blackbook.com." On August 27th, 2003, Blackbook Photography Inc. announced the launch of a new directory, THE COMPLETE INDUSTRY DIRECTORY. The 2004 edition will be specifically designed to meet the needs of professionals who work with every aspect of photo, illustration, design, and creative studio services in the advertising and corporate communities. The book will be organized with sections that help users find their resource of choice in seconds. The advertising pages will be high quality, exciting, and represent listing around the country.

      Our principal source of revenue derives from advertisements sales.

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

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Advertising revenues

Advertising revenues for three months ended September 30, 2003 were $2,178,000 compared to $1,850,000 for the three months ended September 30, 2002, an increase of $328,000. The increase was primarily attributable to the general growth in business activity and reflects an increase in sales of the latest editions of the Jewish Israeli Yellow Pages directories, increased web related income and individual books sales.

Publishing costs

Publishing costs for the three months ended September 30, 2003 were $263,000 compared to $295,000, for the corresponding period in 2002, a decrease of $32,000. As a percentage of advertising revenues, publishing costs were 12.08% in the three month period ending September 30, 2003 compared to 15.95%, in the corresponding period in 2002. The decrease in publishing costs primarily reflects the decrease in the paper and distribution costs of the August edition of the Jewish Israeli Yellow Pages directory compared to the equivalent edition last year off-set by the increase of printing costs of the same edition.

Selling expenses

Selling expenses for the three months ended September 30, 2003 were $992,000 compared to $862,000 for the corresponding period in 2002, an increase of $130,000. This increase in selling expenses was primarily attributable to the general increase in sales commissions and promotions due to the general increased sales and due to DAG Media's new source of revenues from the Internet, through "blackbook.com," that generate commission payments.

Administrative and general costs

General and administrative expenses for the three months period ended September 30, 2003 were $901,000 compared to $913,000 for the same period in 2002, a decrease of 1.31%. This decrease is primarily attributable to the general decrease in administration expenses. In particular, bad debts expenses decreased $158,000 but this decrease was off-set by increased salaries of $156,000.

Other income

For the three month period ended September 30, 2003, we had other income of $104,000 and a gain from the sale of the New Yellow directory of $1,208,000, totaling $1,312,000 compared to other income of $46,000 and no gains from any sales for the three month period ended September 30, 2002. On August 22, 2003,we sold the New Yellow directory to Yellow Book USA, Inc. for $1.3 million in cash. Our net profit before provision for income taxes totaled $1,208,000 due to a finder's fee, compensation to sales franchisees and payments to legal advisors.

Provision for income taxes

Provision for income taxes in the three months ended September 30, 2003 were $196,000 compared to a benefit for income taxes of $87,000 for the three months ended September 30, 2002. Effective for the calendar year 2003, we changed from a cash basis to an accrual basis of accounting and began preparing and filing our tax returns according to the accrual basis. We have recorded a deferred tax asset for the expected future tax consequences between the carrying amounts and the tax basis of assets and liabilities and net operating loss carryforwards.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Advertising revenues

Advertising revenues for nine months ended September 30, 2003 were $5,866,000 compared to $4,805,000 for the nine months ended September 30, 2002, an increase of $1,061,000. The increase was primarily attributable to the general growth in business activity and reflects an increase in sales of the latest editions of the Jewish Israeli Yellow Pages directories. In addition, the increase attributable to the increased related income from the Internet, books sales revenues, and income sources from award show entry fees as well as revenues derived from reprints and production charges.

Publishing costs

Publishing costs for the nine months ended September 30, 2003 were $1,096,000 compared to $1,024,000, for the corresponding period in 2002, an increase of $72,000. As a percentage of advertising revenues, publication costs were 18.68% in the period ending September 30, 2003 compared to 21.31%, in the corresponding period in 2002. The increase in publishing costs is attributable to the expansion of our graphic and distribution departments due to our new products and services provided. In addition, the increase in publishing costs primarily reflects the increase in the printing costs of the Jewish Israeli Yellow Pages directory for both the February and the August editions, due to an increased number of pages being printed off-set by the decrease in the paper and distribution costs of our published directories compared to the publishing cost for the equivalent editions last year.

Selling expenses

Selling expenses for the nine months ended September 30, 2003 were $2,541,000 compared to $1,861,000 for the corresponding period in 2002, an increase of $680,000. This increase in selling expenses was primarily attributable to the general increase in sales commissions and promotions paid due to the general increased sales as well as increased secured income payments resulting from the expansion of our sales force.

Administrative and General costs

General and administrative expenses for the nine months ended September 30, 2003 were $2,459,000 compared to $2,072,000 for the same period in 2002, an increase of 18.68%. This increase is primarily attributable to the expansion of our sales force and services provided due to additional publications published and distributed by us (Blackbook photography, Blackbook illustration AR award show and The Complete Industry Directory), as well as additional Internet activity and web sits operation.

Other income

For the nine months ended September 30, 2003, the Company had other income of $212,000 and Gain from sale of the New Yellow directory of $1,208,000 compared to other income of $169,000 and no gains from any sales for the nine months ended September 30, 2002. On August 22, 2003, we sold the New Yellow directory to Yellow Book USA, Inc. for $1.3 million in cash. Our net profit before provision for income taxes totaled $1,208,000 due to a finder's fee, compensation to sales franchisees and payments to legal advisors.

Provision for income taxes

Provision for income taxes in the nine months ended September 30, 2003 and 2002 was $39,000 and $7,000, respectively. We used a 40% effective tax rate to calculate federal state and local taxes on pre-tax income. Effective for the calendar year 2003, we changed from a cash basis to an accrual basis of accounting and began preparing and filing tax returns according to the accrual basis. We have recorded a deferred tax asset for the expected future tax consequences between the carrying amounts and the tax basis of assets and liabilities and net operating loss carryforwards.

Liquidity and Capital Resources

At September 30, 2003, we had cash and cash equivalents and marketable securities of $8,320,000 and working capital of $6,910,000 as compared to cash and cash equivalents and marketable securities of $7,148,000 and working capital of

$5,775,000 at September 30, 2002. The increase in cash and cash equivalents and marketable securities primarily reflects the $1.3 million cash provided by the sale of the New Yellow directory as well as cash provided from our other operating activities. The increase in working capital primarily reflects the general growth in business activity and in addition to decreased account payables liabilities.

Net cash provided by operating activities was $218,000 for the nine months ended September 30, 2003. For the comparable period in 2002, net cash used in operating activities was $311,000. The increase in net cash provided by operating activities reflects the sale of the New Yellow directory as well as increase in corporate sales and collections.

Net cash used in investing activities was $262,000 for the nine months ended September 30, 2003 compared to net cash used in investing activities of $1,799,000 for the comparable period in 2002. Net cash used in investing activities was primarily the result of our purchase of marketable securities and a change in our investment strategy.

Net cash provided by financing activities for the nine months ended September 30, 2003 was $10,640 compared to $21,000 for the corresponding period in 2002. The net cash provided by financing activities for the nine months ended September 30, 2003 and 2002 was due to the exercise of stock options and the issuance of common shares, respectfully.

We anticipate that our current cash balances together with our cash flows from operations will be sufficient to fund the production of our directories and the maintenance of our Web sites as well as increases in our marketing and promotional activities for the next 12 months. However, we expect our working capital requirements to increase over the next 12 months as we continue to market our directories and expand our on-line services.

CHANGE IN ACCOUNTING PRINCIPLES

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

Item 3. CONTROL AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures. The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

      (b) Change in Internal Controls. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
                                                                -----------
                                                                $ 1,701,237

(h)   Net proceeds: $6,423,763.

(i)   Amount of net offering proceeds used for the purposes listed below:

--------------------------------------------------------------------------------
Marketable securities                                             $ 1,157,809
--------------------------------------------------------------------------------
New Yellow printing and distribution cost                         $ 4,665,957
--------------------------------------------------------------------------------
Investment in Blackbook Photography Inc.                          $   499,997
--------------------------------------------------------------------------------
Dune Medical Devices                                              $   100,000
--------------------------------------------------------------------------------

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On Thursday, July 10, 2003, the company held an Annual Meeting of Stockholders for the election of directors. All of the company's directors from the prior year were re-elected at the meeting. They are as follows: Assaf Ran, Michael J. Jeckson, Yael Shimor-Golan, Phillip Michals, Eran Goldshmid, Howard Bernstein and Stephen A. Zelnick. There are no directors whose term of office has not continued.

      At the annual meeting, the election of seven directors was the sole matter present to stockholders for a vote. The breakdown of the votes cast with respect to the foregoing is as follows:

--------------------------------------------------------------------------
                                                            Abstained
                           For           Withheld        Broker Nonvotes
--------------------------------------------------------------------------
Assaf Ran               2,963,928           800
--------------------------------------------------------------------------
Michael J.Jackson       2,962,928         1,800
--------------------------------------------------------------------------
Yael Shimor-Golan       2,963,928           800
--------------------------------------------------------------------------
Phillip Michals         2,962,928         1,800
--------------------------------------------------------------------------
Eran Goldshmid          2,962,928         1,800
--------------------------------------------------------------------------
Howard Bernstein        2,962,928         1,800
--------------------------------------------------------------------------
Stephen A. Zelnick      2,962,928         1,800
--------------------------------------------------------------------------

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

      Exhibit No.    Description
      -----------    -----------

        31.1 Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

        31.2 Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

        32.1 Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

        32.2 Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K:

      On July 21st and July 28th, 2003, we filed a current report a form 8-K and 8-K/A, respectively under item 4.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     DAG Media, Inc. (Registrant)


Date: November 6, 2003               By: /s/  Assaf Ran
                                     -----------------------------
                                              Assaf Ran, President
                                              and Chief Executive


Date: November 6, 2003               By: /s/ Yael Shimor-Golan
                                     -----------------------------
                                             Yael Shimor-Golan,
                                             Chief Financial Officer
                                                (Principal Accounting Officer)