Form 10KSB
period 2003-12-31
DAG MEDIA INC
filed 2004-02-25
CIK 1080340

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

      For the Fiscal Year ended December 31, 2003

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      For the year ended December 31, 2003, the revenues of the registrant were $9,086,000.

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based on the closing price on the Nasdaq SmallCap Market on February 25, 2004 of $3.75, was approximately $6,108,240.

      As of February 25, 2004 the registrant has a total of [2,976,460] shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                 DAG MEDIA, INC.
                            Form 10-KSB Annual Report
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
   Item 1.   Description of Business........................................   4
   Item 2.   Description of Property........................................  11
   Item 3.   Legal Proceedings..............................................  12
   Item 4.   Submission of Matters to a Vote of Security Holders............  12

PART II
   Item 5.   Market for Common Equity and Related Stockholder Matters.......  12
   Item 6.   Management's Discussion and Analysis or Plan of Operation......  14
   Item 7.   Consolidated Financial Statements..............................  18
   Item 8.   Changes in and Disagreements With Accountants on Accounting
                and Financial Disclosure....................................  18

PART III
   Item 9.   Directors and Executive Officers of the Registrant.............  18
   Item 10.  Executive Compensation.........................................  20
   Item 11.  Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholders Matters..................  21
   Item 12.  Certain Relationships and Related Transactions.................  23
   Item 13.  Exhibits List and Reports on Form 8-K..........................  23
   Item 14.  Principal Accountant Fees and Services.........................  24

SIGNATURES..................................................................  24

EXHIBITS....................................................................  28

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

                                     PART I

Item 1. Description of Business

      We publish and distribute print and online business directories for niche markets, in the nation. Our principal source of revenue comes from the sale of ads in these directories. As a sales incentive we also provide our advertisers with added values, such as referral services and a consumer discount club. We also operate Internet portals, JewishYellow.com targeting worldwide Jewish communities and JewishMasterguide.com, targeting the ultra-orthodox and Hasidic communities.

      Our principal directories are: the Jewish Israeli Yellow Pages, a bilingual, English and Hebrew, yellow page directory distributed free through local commercial and retail establishments in the New York metropolitan area and Florida and through travel agencies in Israel; the Master Guide and Kosher Guide, each a yellow page directory designed to meet the special needs of the Hasidic and ultra-Orthodox Jewish communities in the New York metropolitan area; and various Blackbook photography and illustration source books that have become the "Industry Standard" reference source for finding photographers, illustrators and graphic designers in North America.

      Until August 22, 2003 we also published New Yellow, a general circulation classified directory for Manhattan. On that date, we sold this directory to Yellow Book USA for $1.3 million in cash. However, under the terms of sale we printed and distributed the October 2003 directory and we will print and distribute the April 2004 directory.

Products and services

      The Jewish Israeli Yellow Pages. The Jewish Israeli Yellow Pages is a bilingual, yellow page directory that is distributed free through local commercial and retail establishments in the New York metropolitan, New Jersey and Florida and through travel agencies in Israel. All ads in the Jewish Israeli Yellow Pages are in English and Hebrew unless the advertiser specifically requests that the ad be in English only. The Jewish Israeli Yellow Pages is organized according to the Hebrew alphabet, although it is indexed in both Hebrew and English. We believe that the Jewish Israeli Yellow Pages is used principally by persons whose native language is Hebrew and by other members of the Jewish community whether or not they speak Hebrew. The Jewish Israeli Yellow Pages was first published in February 1990 and has been published in February and August of each year since 1991. The Jewish Israeli Yellow Pages is also available online at our web site JewishYellow.com.

      The layout, design, editing and most proofreading for the Jewish Israeli Yellow Pages is done domestically. The final version of the directory is then shipped to Israel to be printed by HaMakor Printing Ltd. The printed directories are shipped to our main office in New York for distribution. We believe that HaMakor provides us with a competitive advantage with respect to cost, quality and responsiveness. From time to time we receive solicitations from printers who would like to publish our directory. We have consistently found their pricing to be significantly higher than that of HaMakor, even after taking into account shipping costs. In addition, we believe the quality of HaMakor's product is superior to anything that a local printer would produce, particularly because so much of the directory is in Hebrew. Finally, because of our long-standing relationship with HaMakor we receive timely service.

      The Master Guide. (Also known as the Kosher Yellow Pages) In October 1998 we published the first edition of the Master Guide, a yellow page directory designed to meet the special needs of the Hasidic and ultra-Orthodox Jewish communities in the New York metropolitan area. We produce the Master Guide and its similar companion, the Kosher Guide, in the same manner as the Jewish Israeli Yellow Pages, except that starting with the December 2003 edition, we have printed these Guides domestically with a directory printer. The Master and Kosher Guides differ from the Jewish Israeli Yellow Pages in that they are published in English only, and they do not advertise products or services that might offend the Hasidic and ultra-Orthodox Jewish communities. Generally, advertising rates for these Guides are lower than those for the Jewish Israeli Yellow Pages because the market served is smaller. Distribution is accomplished by placing copies of the directories in synagogues, community centers and businesses located in Hasidic and ultra-Orthodox neighborhoods. The development of the Master and Kosher Guides reflect our strategy of expansion through identifying and pursuing niche markets for yellow page directories. The Master and Kosher Guides are also available online at our web site JewishMasterGuide.com.

      Blackbook Publications. Our wholly owned Blackbook subsidiary publishes photography and illustration source books that have become the "Industry Standard" reference source for finding photographers, illustrators and graphic designers in North America. The Blackbook name is respected worldwide with an estimated 25,000 art directors, creative directors, designers and corporations worldwide using Blackbook to find the talent they need. Blackbook publishes three principal source books: Blackbook Photography, Blackbook Illustration and Blackbook AR100 which serve three distinct advertiser groups: photographers, illustrators and a select group of more than 100 leading corporate annual reports designers. Blackbooks publications are supported by its web site, "Blackbook.com". To expand the Blackbook business, on August 27, 2003, we announced the launch of a new directory, The Complete Industry Directory. A directory designed to meet the needs of professionals who work with every aspect of photo, illustration, design, and creative studio services in the advertising and corporate communities and on October 2003, we announced the launch of a stock photography web site named "Blackbookstock.com", which will complement the suite of Blackbook publications by allowing web access to a large array of stock photography and illustrators through a direct link with the Blackbook.com web site. Blackbook's array of products and services are as follows:

      Blackbook Photography. The book directory reproduces, in full color, the work of the finest commercial photographers in high-quality prints. The Blackbook name is respected worldwide among art directors, creative directors, designers and corporations using Blackbook Photography to find the talent they need. Celebrating 35 years of brand recognition, Blackbook Photography is the incomparable and original sourcebook for the creative industry.

      Blackbook Illustration. The directory reproduces in full color the work of both well-known artists and young talent, and many of the images on display have appeared in high-profile ad campaigns, magazines and newspapers. The annual directory is a source book that has became the reference source for finding commercial illustrators and graphic designers in North America and in west Europe. The Blackbook Illustration book is used by ad agencies, design firms, book, magazine and newspaper publishers and corporate communicators who use it when needing an illustrator's touch to introduce audiences to new concepts or new worlds. The 2003-2004 Blackbook illustration directory was printed and distributed on October 2003. Blackbook Illustration database of qualified art directors, designers, creative directors, editors, producers, directors of corporate communications and owners has been developed in association with ADBASE. The lists are updated 6 times a year and guaranteed to be 98% accurate.

      Blackbook AR 100 Award Show. The Blackbook AR100 Award Show is the largest and most prestigious competition recognizing excellence in corporate annual reports. A panel of leading designers selects the 100 best reports, which are then reproduced - in full color - in the AR100 Award Show Book. This sourcebook contains design and production credits for each winner, along with an extensive resource section showcasing the work of highly respected designers, photographers, illustrators, paper companies and printers who specialized in reports. The annual directory is a source book aimed directly at corporate America. AR 100 is distributed to leading corporations, design firms and to agencies specializing in annual reports and other corporate collateral. Art directors, designers, corporate communicators and other talent buyers will look for the talent needed to produce their upcoming annuals. AR 100 also features an extensive "Talent & Resources" section. The nineteenth annual edition of The AR100 Award Show was published and distributed in November 2003. AR 100's database, developed in association with ADBASE, is updated 6 times a year and guaranteed to be 98% accurate.

      The Complete Industry Directory. On August 27, 2003, we announced the launch of a new directory, The Complete Industry Directoyr. The first edition will be published and distributed by May 2004. The directory will be specifically designed to meet the needs of professionals who work with every aspect of photo, illustration, design and creative studio services in the advertising and corporate communities. The directory's database of qualified art directors, creative directors, editors, producers, publishers, corporate communication professional and others is easy to use and its structure makes it easier to reach targeted buyers. The book will be organized with sections that help users find their resource of choice in seconds. The advertising pages will be high quality, exciting, and represent listing around the country. The Complete Industry Directory's database, developed in association with ADBASE, is updated 6 times a year and guaranteed to be 98% accurate.

      www.Blackbook.com. The Blackbook website functions as a showcase of the Blackbook advertisers' portfolios on line. Blackbook.com offers a full service portfolio, which is managed by Blackbook sales consultant, as well as self-managed portfolios. The Blackbook.com enable the Blackbook's adcertisers including Artists, Photographers and Illustrators, to exhibit their arts and change them at any time. In addition, the site enables its artist to e-mail vivid full-colored samples of their own work anywhere in the world through the web site Electronic Leave Behind features. Additional web site features provide the artist options to extend and market their art as well as different ways to connect with talent buyers.

      www.Blackbookstock.com. On October 2003, we announced the launch of its stock photography web site named "Blackbookstock.com". Blackbookstock.com will complement the suite of Blackbook publications by allowing web access to its vast array of stock photography and illustrators through a direct link with the Blackbook.com web site. The site extensive searching capability will enable creative professionals to find stock images faster and easier, while opening the market to a wider range of Communications Executives. Blackbook.com allows users to do keyword searches by type, color, orientation and a number of other criteria.

We purchased the business and assets of the Blackbook from Brandera.com [U.S], Inc on August 5, 2002.

      We provide the following additional services for our advertisers.

      www.dagmedia.com. Our web site, launched in 1995, serves as a "portal" with links to a variety of sites on the web, particularly those that carry information and news that may be of particular interest to specified users. We also develop web sites for our advertisers for a fee. We further enhanced our web site by providing links community-focused yellow page directories, by including information and by creating strategic alliances with other Internet portals. We plan to explore ways in which our portal can be used to generate additional advertising revenue.

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

Growth strategy

      We plan to continue to publish and expand our existing niche and ethnic directories and may start new niche and ethnic directories, in other geographic areas. We have enhanced our expansion capability through the retention of sales personnel, sales offices and other assets previously assigned to our New Yellow operations. In addition, we plan to expand sales of the Blackbook's existing directories and have launched "The Complete Industry Directory," a new source book to be printed and distributed for the first time in May 2004. Also, we plan to increase the revenues derived from both of Blackbook`s web sites, which generate sales on a daily basis, Blackbook.com and Blackbookstock.com, which was launched in October 2003.

      We plan to increase sales of advertisements in our directories through the following:

      o convince current and potential advertisers that DAG's directories are and will be used by a sufficient number of their potential customers to make it worthwhile and cost effective for them to continue or begin advertising in DAG's directories;

      o convince current, past and potential advertisers in the Blackbook directories that the management of the Company will lead Blackbook to a better era while maintaining high end printing standards, world-wide distribution and particularly the directories' reputation as the "Industry Standard" reference source for finding photographers, illustrators and graphic designers in North America as well as extending its verity of products both in print and online.

      o manage the production, including advertisement sales, graphic design, layout, editing and proofreading, of multiple directories addressing different markets in varying stages of development;

      o     attract, retain and motivate qualified personnel;

      o     provide high quality, easy to use and reliable directories;

      o     establish further brand identity for our directories;

      o develop new and maintain existing relationships with advertisers without diverting revenues from our existing directories;

      o develop and upgrade our management, technical, internal controls, information and accounting systems;

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

      In order to prepare for the growth of the company's directories in 2004, during fiscal year 2003 we hired and trained new sales representatives to promote and sell for all of the Company's directories. By the end of 2003 we dedicated six sales offices for advertisement sales for the Jewish Israeli Yellow Pages Directory, four offices dedicated for advertisement sales for the Master Guide Directory and two for the Blackbook's directories and other products.

      In 2003, we opened a new sales office of the Jewish Israeli Yellow Pages in Forest Hills NY where its target market is located. In addition, during the year 2003 we opened a new sales office in Miami FL to fulfill the needs of both the advertisers and population. The 27th edition of the Jewish Yellow Pages directory was already distributed in Florida's synagogues as well as in Jewish-Israeli community's centers. After the sale of the New Yellow Manhattan Directory, we converted two of its sales offices to sell ad space to the Company's Master Guide Directory and one sales office to sale to the Blackbook's new directory "The Complete Industry Directory". During 2003, we also produced a special training kit for our new Master Guide sales representatives that are currently being implemented in our sales force training program.

Sales

      Advertisements for the directories are sold through our network of trained sales representatives, some of which are sales agencies, paid solely on a commission basis and some of which are directly employed by the Company. There are approximately 110 sales representatives in our network including those employees hired by the respective sales agencies with which we have agency agreements. In 2003, we opened two new sales offices for the Jewish Israeli Yellow Pages directory one in Miami Florida and the other in Forest Hills New York. After the completion of the sale of our New Yellow Manhattan directory the Company converted two of its sales agencies to sell add space to the Master Guide Directory. We now also use our in-house sales office in Queens NY for the sale of ads for Master Guide.

      Under our agreements with the sales agencies, the agencies may not sell advertising for any directories other than those we publish. Generally, each sales agency is responsible for all fixed costs relating to its operations. We pay sales commissions to the agencies, which, in turn, pay commissions to the individual sales representatives who sell the ads. The commissions payable to the individual sales representatives are prescribed in our agreements with the agencies and are consistent with the commissions we pay to the sales representatives whose services we retain directly.

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

      Ad spaces of the Blackbook's directories are sold by the Company's sales representatives, as well as by independent contractors. Sales representatives are paid a minimum monthly salary and variable commissions. The independent contractors are paid solely on a commission basis. There are currently more than 15 sales representatives and independent contractors.

      Under the Company's agreement with all of its sales representatives, commissions for all employees and independent contractors are being paid upon collection. According to the Company's commission payments policy any collections made for sale of add space for the Company's yellow pages directories will be subjected to commission payments with no time limit whereas according to collections made for any other Company's business directories its commissions will be paid only for the three months period after the completion of the directory's distribution, and all further collections will not be subject to any commission payments. Therefore it is the sales representative's responsibility to help contact the clients and collects the outstanding balances within three months after the directory's distribution.

Marketing strategy

      We are now focused on continuing our dominant position in of the Jewish and Israeli niche yellow page markets. In the future we plan to expand into other major Jewish populated cities.

      The Jewish Israeli Yellow Pages and Master Guide are marketed to the Jewish and Israeli communities living in the New York metropolitan area, New Jersey, Connecticut and Florida. According to the American Jewish Congress, there are approximately two million Jews living in this market, representing approximately 10.6% of the total population. We believe that the Jewish population has higher than average disposable income, is well educated and possesses a strong sense of community. In addition, while there is no precise data as to the number of Israeli immigrants living in these areas, we believe the number is substantial. Moreover, a significant number of Israeli tourists visit the area annually. Accordingly, we believe that advertisers are attracted to the Jewish Israeli Yellow Pages as a way to advertise directly to this market.

      We further believe that the Jewish population in our covered areas is likely to use the Jewish Israeli Yellow Pages because of the impression that businesses that advertise in the Jewish Israeli Yellow Pages support or are affiliated with the Jewish community. In the case of the Master Guide, users can be comfortable that none of its advertisers will offend their religious beliefs. We also believe that our advertising rates are attractive, particularly to small businesses that cannot afford to advertise in the other mainstream Yellow Pages directories.

      We have been focusing our efforts on increasing Blackbook's sales volume and expending its market share. By continually supporting the Company's sales force and expediting a marketing plan through the restructuring of Blackbook's operations, we believe that we will increase the customer support and industry appreciation and will be able to maintain Blackbook as the most respected original source books for finding professional photographers, illustrators and graphic designers. As part of our restructuring and marketing plan of the Blackbook we recently launched a new Blackbook's directory, "The Complete Industry Directory", as well as a launch of a new web site dedicated to stock sales "Blackbookstock.com". We believe that both new products will shortly increase the sales volume of the Blackbook and its profitability.

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

Competition

      In our markets, the yellow pages advertising market is dominated by Verizon, Bell South, SBC and Yellow book. In addition, there are a number of independent publishers of yellow page directories, including bilingual directories for specific ethnic communities. There are also independent publishers of yellow page directories that publish community or neighborhood directories. However, we are not aware of any other Hebrew-English yellow page directories in the area. By focusing on the special needs of the Hebrew speaking, we believe that we have identified niche markets that allow us to compete effectively with our larger rivals.

      Even though both the Jewish Israeli Yellow Pages and the Master /Kosher Guide directories have no direct competition there are virtually no barriers to entry in this market, and any company with a reasonable amount of capital, is a potential competitor. In addition, the Internet is growing rapidly and is a current and potential source of even greater competition. There are a number of online yellow page directories, including super pages, owned by Verizon. Finally, strategic alliances could give rise to new or stronger competitors. Many of our competitors, can reduce advertising rates, particularly where other revenues can subsidize its directory operations and making advertising in our directories less attractive. In response to competitive pressures, we may have to increase our sales and marketing expenses or reduce our advertising rates.

      The Blackbook's primary competitor is The Workbook, which publishes four directories of designers and illustrators. In addition, Blackbook competes directly with other smaller directories as American Showcase, Alternative Pick and New York Gold. The Blackbook also faces competition throughout the Internet and competitors' web sites. Since there are relatively no barriers to entry in both the directory and web sites markets we are expecting even more competition in the future. In order to get prepared to the greater competition expected, we are focusing extra attention on our sales team, expediting new marketing plan as well as marketing strategies, strengthening our brand names and working to improve the technology provided by our web sites.

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

Employees

      As of December 31, 2003 we employed in both companies, DAG Media, Inc. and Blackbook Photography Inc. a total of 25 people, all of whom are full-time employees, filling executive, managerial and administrative positions. In addition, we retained the services of 20 additional administrative, accounting and production personnel, all of whom are independent contractors. Finally, we had a network of 110 sales representatives, 7 contracted by us and 103 hired by the sales agencies that sell ads for our directories. We believe that our relationships with our employees and contractors are good. None of our employees is represented by a labor union.

          CERTAIN RISK FACTORS THAT MAY AFFECT GROWTH AND PROFITABILITY

The following factors may affect the growth and profitability of the Company and should be considered by any prospective purchaser of the Company.

Verizon and other existing or potential competitors have significant competitive advantages.

      Many of our competitors, might present new aggressive pricing to our markets. Few of our competitors (such as Verison and SBC) have significant operating and financial advantages. Our competitors' advantages include:

            o greater financial, personnel, technical and marketing resources;

            o     superior systems;

            o     stronger relationships with advertisers;

            o     greater production capacity;

            o     better-developed distribution channels; and

            o     greater name recognition.

            o     greater added value to the services provided

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

We cannot predict the paper prices fluctuation and its effectiveness on the Company's profitability.

      We cannot predict the paper prices. Higher prices would tend to negatively affect our profitability. Publishing costs may vary as it corresponds to the particular requirements of the directory being published and on the prevailing paper costs.

Our growth depends on the continued services of Assaf Ran.

      We depend on the continued services of Assaf Ran, our founder, president and chief executive officer. Mr. Ran supervises all aspects of our business, including our sales force and production staff. Mr. Ran has the personal relationships with the principals of our key service providers including our printers - HaMakor Printing Ltd. Mondadori printing SPA and Quebecor World Directory Group. Mr. Ran maintain a good relationsheep with the Company's heads of its independent sales agencies that provide about three-quarters of our sales force. If Mr. Ran's employment terminates, our relationships with our key suppliers and vendors may be jeopardized. Mr. Ran has entered into an employment agreement that is subject to automatic one-year renewals on June 30th of every year, unless either party gives the other a termination notice at least 180 days prior to this date. In addition, we have purchased a $500,000 key man life insurance policy on Mr. Ran.

Item 2. Description of Property

      Our executive and principal operating office is located in Queens, New York in 3,000 square feet. This space is occupied under a lease that expires November 31, 2008. The monthly rent is $5,058. Through 2003, we have been maintaining a sales office at 7th Avenue, Manhattan. The space is leased under a lease agreement that expires on May 2004 for $2,150 per month.

      Blackbook principal office is located in Manhattan, New York in approximately 2,600 square feet. The monthly rent is $4,180 under a lease agreement that expires December 2004.

Item 3. Legal proceedings

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      (a)   Market Information

      The Company's Common Stock is traded on The Nasdaq SmallCap Market under the symbol "DAGM".

      The following table sets forth the high and low bid prices as quoted by The Nasdaq SmallCap Market in the years 2003 and 2002. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                                 Bid Price
                                                 ---------
                                             High          Low
        ----------------------------------------------------------
                               2002
        ----------------------------------------------------------
        First Quarter                        $1.65        $1.26
        ----------------------------------------------------------
        Second Quarter                       $1.61        $1.22
        ----------------------------------------------------------
        Third Quarter                        $1.82        $1.55
        ----------------------------------------------------------
        Fourth Quarter                       $1.72        $1.55
        ----------------------------------------------------------
                               2003
        ----------------------------------------------------------
        First Quarter                        $1.95        $1.51
        ----------------------------------------------------------
        Second Quarter                       $3.49        $1.60
        ----------------------------------------------------------
        Third Quarter                        $4.20        $1.84
        ----------------------------------------------------------
        Fourth Quarter                       $4.34        $3.00
        ----------------------------------------------------------

      (b)   Holders

      As of February 11, 2004, the approximate number of record holders of the Common Stock of the Company was 16 but the company estimates that it has more than 350 beneficial owners.

      (c)   Dividends

      Due to the increase in both income and cash related to the Company's sale of the New Yellow Manhattan directory, the Company declared dividend of $0.25 cents per share to all shareholders of record on December 15, 2003. The dividend paid on January 5th, 2004.

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
                                                                -----------
                                                                $ 1,701,237

(h)   Net proceeds: $6,423,763.

(i)   Amount of net offering proceeds used for the purposes listed below:

    ---------------------------------------------------------------------
    Temporary investments with maturities of three months   $     776,889
                                                            =============
    or less
    ---------------------------------------------------------------------
     New Yellow printing and distribution cost              $   5,038,930
                                                            =============
    ---------------------------------------------------------------------
    Investment in Blackbook Photography Inc.  (*)           $     607,944
                                                            =============
    ---------------------------------------------------------------------

(*)   Including purchase price.

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

Overview

      We currently publish and distribute business directories in print and online. We also operate several web sites that complement our directories. The principal source of revenues is derived from the sales of ads in our print and online services. Our yellow pages directories target the niche of the Jewish and Israeli communities living in the New York metropolitan area, New Jersey and Florida. As a sale incentive the Company may also provide added values to the Yellow Pages communities such as referral services and consumer discount club. Our photography and illustration directories target advertising agencies, art directors, designers, design firms and the creative community of advertisers mainly located in the North America and west Europe.

      We operate several websites: JewishYellow.com, targeting worldwide Jewish communities, JewishMasterguide.com, targeting the ultra-orthodox and Hasidic communities, Blackbook .com targeting the advertising agencies and advertisers communities and Blackbookstock.com.com which its search capability enable creative professionals to find stock images fast and easily. Our principal source of revenue derives from the sale of ads in our print and online directories as well as production charges, entry fees and reprint fees pertaining to the publication in the Blackbook's directories.

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

                                                                             2003      2002
                                                                             ----      ----
Advertising revenues ...................................................    100.0%    100.0%
Publishing costs .......................................................     23.3%     26.4%
Gross profit ...........................................................     76.7%     73.5%
Selling expenses .......................................................     36.5%     35.8%
General and administrative expenses ....................................     35.6%     46.8%
Total operating costs and expenses .....................................     72.0%     82.6%
Other income, net ......................................................     16.1%      3.7%
Income (loss) before provisions for income taxes and equity income .....     20.8%     -5.4%
Provision (benefit) for income taxes ...................................     -3.2%     -2.4%
Cumulative effect of change in accounting ..............................       --     -13.7%
Net Income (loss) ......................................................     17.6%    -16.7%

Years ended December 31, 2003 and 2002

Advertising revenues

Advertising revenues in 2003 and 2002 were $ 9,086,000 and $ 6,530,000, respectively, representing an increase of $ 2,556,000, or 39.1%. This increase is primarily attributable to: (i) general increase in sales, (ii) publishing three Blackbook's business directories compared to only one in 2002 in which had the effect of recognizing revenues of $2,165,000 compared to $ 364,000 in 2002.

Publishing costs

Publishing costs for 2003 and 2002 were 2,118,000 and $ 1,730,000, respectively, representing an increase of $ 388,000, or 22.4 %. This increase reflects the added $ 839,000 publishing costs of the three published Blackbook's directories offset by decreased printing costs of the Company's Yellow Pages directories mainly due to decrease in the paper and distribution costs of the Company's Yellow Pages directories. As a percentage of advertising revenues, publishing costs were 23.3 % in 2003 compared to 26.4% in 2002. The difference in publishing costs can vary as it corresponds to the particular requirements of the directory being published and on the prevailing paper costs.

Selling expenses

Selling expenses for the yeas ended December 31, 2003 and 2002 were $ 3,314,000 and $ 2,337,000, respectively, representing an increase of $ 977,000, or 41.8 %. As a percentage of advertising revenues, selling expenses increased to 36.5 % from 35.8 %. The increase in selling expenses was attributable to the general increases in sales commissions and promotions due to the general increase in the Company's sales. In addition, increased selling expenses attributable to the Blackbook's three directories published in 2003 and its related commission payments, compared to the same period in 2002.

General and administrative costs

Administrative and general expenses for 2003 and 2002 were $ 3,234,000 and $ 3,057,000, respectively, representing an increase of $ 177,000, or 5.8%, in 2003. This increase is primarily attributable to an additional full year of general and administration cost related to the Blackbook included this year compared to five months only in 2002 offset with a slight decrease in the Company's other administrative costs.

Gain from the sale of the New Yellow directory

On August 22, 2003, we sold the New Yellow directory to Yellow Book USA, Inc. for $1.3 million in cash. Our net profit before provision for income taxes totaled $1,208,000 due to a finder's fee, compensation to sales franchisees and payments to legal advisors.

Other income

For the year ended December 31, 2003 we had other income consist of dividend, interest and realized gains of $259,000 compared to other income of $241,000 for the year ended December 31, 2002.

Income before provision for income taxes and cumulative effect of change in accounting principle

Income before provision for income taxes for the year ended December 31, 2003 was $ 1,887,000 compared to loss of $ (353,000) for the year ended December 31, 2002. This increase of $ 2,240,000 mainly attributable to the $1,208,000 gain from sale of the New Yellow directory as well as a better performances and earnings derives from the Company and it subsidiary income from operation. Additionally, in 2002 we had a one time goodwill write off charge of $895,000.

Provision for income taxes

Provision for income taxes in 2003 were $ 288,000 and benefit of $ 155,000 for the year ended December 31, 2002. The increase in provision for income taxes reflects income increase due to the sale of the New Yellow directory as well as increased net operation income for both the Company and its subsidiary. Effective for the calendar year 2003, we changed from a cash basis to an accrual basis of accounting and began preparing and filing out tax returns according to the accrual basis. We utilized tax asset for the expected future tax consequences between the carrying amounts and the tax basis of assets and liabilities and net operating loss carry forward.

Net income available to common shareholders

Net income was $ 1,599,000 compared to net loss of $ (1,092,000) in 2003 and 2002, respectively. This increase in net income is primarily attributable to the added $ 1,208,000 gain from the sale of the New Yellow directory as well as to the cumulative effect of change in accounting principles in fiscal year 2002 totaled $ 895,000. In addition, for the year ended December 31, 2003 both the Company and its subsidiary ended with a net operation income after provision for income taxes, totaled $391,000 (excluding the gain from the sale of New Yellow directory included in other income) compared to a net loss of $(198,000) before cumulative effect of change in accounting principal and after benefit for income taxes for the year ended December 31, 2002.

Liquidity and Capital Resources

      Until our initial public offering in 1999, our only source of funds was cash flow from operations, which has funded both our working capital needs and capital expenditures. As a result of our initial public offering in May 1999, we received proceeds of approximately $6.4 million, which has increased our availability to pay operating expenses. We have no debt to third parties or credit facilities. As of December 31, 2003, we invested approximately $5.6 million (representing 87.9% of the total funds), in introduction of the New Yellow directory and the purchase of the Blackbook business. The remaining $0.7 million are currently invested in money market, preferred stocks and other marketable securities.

Our lease commitments are as follows:

2004........................                                   94,438
2005........................                                   62,520
2006........................                                   62,677
2007........................                                   64,558
2008........................                                   60,801
                                                             --------
Total.......................                                 $344,994
                                                             ========

      In addition, the Company has an employment agreement with Assaf Ran. The agreement calls for annual salary of $ 75,000. Mr. Ran's employment term renews automatically on July 1st of every year for successive one-year periods unless either party gives 180 days written notice of its intention to terminate the agreement. As of March 2003, the compensation committee approved an increase in Mr. Ran's compensation to an annual base salary of $225,000. Ted Rubin, the president of Blackbook, is being paid 4% of the cash deposits up to $200,000 a month plus 10% of the cash deposits of any amount above $200,000 a month but in any case not less then an annual salary of $125,000.

      At December 31, 2003 we had cash and cash equivalents and marketable securities of $ 8,781,000 and working capital of $ 6,813,000 compared to cash and cash equivalents of $ 7,303,000 and working capital of $ 5,763,000 at December 31, 2002. The increase in cash and cash equivalents is primarily attributable to the $1.3 million cash provided by the sale of the New Yellow directory as well as cash provided from our other operating and finance activities. The increase in working capital is primarily reflects the general growth in business activity and better collection rate of our trade account receivable.

      Net cash provided by operating activities was $ 601,000 for the year ended December 31, 2003 compared to net cash used in operating activities of $ 235,000 for the year ended December 31, 2002. The increase in net cash provided by operating activities reflects the sale of the New Yellow directory as well as increase in corporate sales in 2003 and collections.

      Net cash provided by investing activities was $ 327,000 for the year ended December 31, 2003 compared to net cash used in investing activities of $ 3,282,000 for the year ended December 31, 2002. Net cash provided by investing activities in 2003 is primarily the result of our purchase of marketable securities and a change in our investment strategy.

      Net cash provided by financing activities was $ 72,000 for the year ended December 31, 2003 compared to net cash provided by financing activities of $21,000 for the year ended December 31, 2002. Net cash provided by financing activities in 2003 reflects proceeds received due to exercise of the company's stock options.

      We anticipate that our current cash balances together with our cash flows from operations will be sufficient to fund the production of our directories and the maintenance of our web sites as well as increases in our marketing and promotional activities for the next 12 months. However, we expect our working capital requirements to increase significantly over the next 12 months as we continue to market the four directories of Blackbook and to expand our on-line services.

Recent Technical Accounting Pronouncements

      Management does not believe that any recently issue, but not yet effected, accounting standards if currently adopted would have a material effect on the Company's consolidated financial statements.

Item 7. Consolidated Financial Statements

The consolidated financial statements of the Company required by this item are set forth beginning on page F-1.

Item 8. Change in and Disagreements with Accountants on Accounting Financial Disclosure.

Previously reported on a Form 8-K and Form 8-K/A, filed with the Securities and Exchange Commission on July 21st and July 28th, 2003.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Executive officers and directors

      Our executive officers and directors and their respective ages are as follows:

Name                                     Age                            Position
----                                     ---                            --------
Assaf Ran (3) .......................    38     Chairman of the board, chief executive officer, president and director
Yael Shimor - Golan(3)...............    34     Chief financial officer, treasurer, secretary and director
Stephen A. Zelnick (1) (2)...........    66     Director
Phillip Michals (1) (2) (3)..........    34     Director
Eran Goldshmid (1)...................    37     Director
Michael Jackson (2)..................    39     Director
Howard Bernstein.....................    44     Director

(1)   Member of the Compensation Committee

(2)   Member of the Audit Committee

(3)   Member of the Blackbook Committee

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

The Company's Board of Directors has established compensation, audit and Blackbook committees. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all the officers of the Company, reviews general policy matters relating to compensation and benefits of employees of the Company, administers the stock option plan and authorizes the issuance of stock options to the Company's officers, employees, directors and consultants. The Audit Committee meets with management and the Company's independent auditors to determine the adequacy of internal controls and other financial reporting matters. In addition, the committee provides an avenue for communication between the independent accountants, financial management and the Board. Subject to the prior of the board, the committee is granted the authority to investigate any matter or activity involving financial accounting and financial reporting, as well as the internal controls of the Company. The board of directors has determined that Michael Jackson, the Chairman of the audit committee, qualifies as an Audit Committee Financial Expert pursuant to Item 401(e) of Regulation S-B. Mr. Jackson is independent as that term is used in
Item 7(d)(3)(iv) of Schedule 14A under Exchange Act. The Blackbook committee oversees the Blackbook's operation and review, analyze and make recommendations to the board regarding any material transaction affecting Blackbook

Section 16(a) Beneficial Ownership Reporting Compliance

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

      To the best of the Company's knowledge, based solely on review of the copies of such forms furnished to the Company, or written representations that no other forms were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) shareholders were complied with during 2003.

Code of Ethics

      The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer and other persons performing similar functions. This code of ethics is posted on the company's website at www.dagmedia.com.

Item 10. Executive Compensation.

      The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2003 and 2002 by (i) the Company's Chief Executive Officer and (ii) the most highly compensated executive officers, other than the CEO, who were serving as executive officers at the end of the 2003 fiscal year and whose salary as determined by Regulation S-B, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the "Named Executives").

                           Summary Compensation Table

                                                                            Long-Term Compensation
                                                                  -------------------------------------------
                                               Annual
                                            Compensation                 Awards                 Payouts
                                        ----------------------    ----------------------    -----------------
                                                                      Common Stock             All Other
  Name and Principal                        Salary/ Bonus          Underlying Options         Compensation
       Position              Year                ($)                       (#)                    ($)
-----------------------     --------    ----------------------    ----------------------    -----------------
Assaf Ran                    2003       $202,000           --               --                   $6,077
chief Executive              2002       $125,000           --               --                   $3,750
officer and                  2001       $107,732           --               --                   $3,400
president

Compensation of Directors

      Non-employee directors are granted, upon becoming a director, and renewal of director term, five-year options to purchase 7,000 shares of Common Stock at an exercise price equal to the fair market value of a share of Common Stock on the date of grant. They also receive cash compensation of $600 per board meeting attended and $300 for any other committee participation.

Employment Contracts

      In March 1999, the Company entered into an employment agreement with Assaf Ran, its president and chief executive officer. Mr. Ran's employment term renews automatically on July 1st of each year for successive one-year periods unless either party gives 180 days written notice of its intention to terminate the agreement. Under the agreement, Mr. Ran receives an annual base salary of $75,000 and annual bonuses as determined by the compensation committee of the Board of Directors in its sole and absolute discretion and is eligible to participate in all executive benefit plans established and maintained by the Company. Under the agreement, Mr. Ran agreed to a one-year non-competition period following the termination of his employment. As of March 2003, the compensation committee approved an increase in Mr. Ran's compensation to an annual base salary of $225,000.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table, together with the accompanying footnotes, sets forth information, as of February 25, 2004, regarding stock ownership of all persons known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, certain executive officers, all directors, and all directors and officers of the Company as a group:

                                                     Shares of
                                                    Common Stock
                                                    Beneficially       Percentage of
        Name of Beneficial Owner (1)                 Owned (2)           Ownership
--------------------------------------------------  ------------       -------------
Executive Officers and Directors
Assaf Ran ........................................    1,374,262              46.22%
Yael Shimor-Golan ................................       20,000                  *
Stephen A. Zelnick ...............................       14,000                  *
Michael Jackson ..................................       28,000                  *
Phillip Michals ..................................       35,000               1.18%
Eran Goldshmid ...................................       28,000                  *
Howard Bernstein .................................       14,000                  *
                                                    -----------

All officers and directors as a group ............    1,513,262              50.89%
                                                    -----------

5% and Greater Stockholders
Hummingbird Management, LLC                             526,521              17.71%

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

          Phillip Michals -
          67 Wall Street, New York, NY 10005

          Eran Goldshmid -
          65 Broadway New York, NY 10006

          Howard Bernstein -
          58 West 40th Street New York, NY 10018

(2) A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the filing of this report upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from the filing of this report have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on 2,973,460 shares outstanding on February 25, 2004.

(3)   Equity Compensation Plan Information

      The following table summarizes the (i) options granted under the Dag Media 1999 Stock Option Plan, and (ii) options and warrants granted outside the Dag Media Stock 1999 Option Plan, as of December 31, 2003. The shares covered by outstanding options and warrants are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events. No other equity compensation has been issued.

                                                                     Equity Compensation Plan Table
                                                 ---------------------------------------------------------------------
                                                        Number of             Weighted-average         Number of
                                                   securities(1) to be       exercise price of       securities(1)
                                                 issued upon exercise of    outstanding options,   remaining available
                                                   outstanding options,     warrants and rights    for future issuance
                                                   warrants and rights                                under equity
                                                                                                   compensation plans
                                                 ---------------------------------------------------------------------
Equity Compensation Plans Approved By
Security Holders
Grants under the Dag Media, Inc. 1999 Stock
Option Plan....................................          346,440                   2.43                   85,560
Equity Compensation Plans Not Requiring
Approval By Security Holders
Aggregate Individual Option Grants.............          122,000                   1.83               Not applicable

Aggregate Individual Warrant Grants ...........          132,500                   7.80               Not applicable
                                                      --------------------------------------------------------------

             Total.............................          600,940                   3.49                   85,560
                                                      --------------------------------------------------------------

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

            14              Code of Ethics

            21 Information re Blackbook Photography, Inc., a wholly owned subsidiary of the Company.

            31.1 Chief Executive Officer Certification as required under section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Chief Financial Officer Certification as required under section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Chief Executive Officer Certification pursuant to 18 U.S.C section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

            32.2 Chief Financial Officer Certification pursuant to 18 U.S.C section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

            32.2 Chief Financial Officer Certification pursuant to 18 U.S.C section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

        (1)   Previously filed as exhibit to Form SB-2 on March 10, 1999.

        (2)   Previously filed as exhibit to Form SB-2/A on April 23, 1999.

        (3)   Previously filed as exhibit to Form S-8 on February 8, 2002.

(b)   Reports on Form 8-K -

      No reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter of 2003.

Item 14. Principal Accountant Fees and Services

(a)   Audit fees

2003

The aggregate fees billed during 2003 by Goldstein Golub Kessler LLP, the Company's principal accountant, were $35,000, covering the audit of our annual financial statements and the review of our financial statements for the second and third quarters of 2003.

The aggregate fees billed during 2003 by Grant Thornton LLP, the Company's previous principal accountant, were $8,000, covering the review of our financial statements for the first quarter of 2003.

2002

The aggregate fees billed during 2002 by Grant Thornton LLP, the Company's previous principal accountant, were $30,000, covering the audit of our annual financial statements and the review of our financial statements for the second and third quarters of 2002.

The aggregate fees billed during 2002 by Arthur Andersen LLP, the Company's principal accountant before Grant Thornton LLP, were $8,000, covering the review of our financial statements for the first quarter of 2002 and their consent in connection with the filing of a registration statement on Form S-8.

(b)   Audit-Related Fees

The aggregate audit-related fees billed during 2002 and 2003 by the Company's principal accountant were in the amount of $7,500, billed by Grant Thornton LLP, the Company's previous principal accountant and covered the preparation of opening balances for the newly acquired BlackBook Photography Inc. and the provision of its work papers to Goldstein Golub Kessler LLP, the new principal accountant.

(c)   Tax Fees

No fees services for related to tax compliance, tax advice and tax planning were billed by our principal accountants in 2002 and 2003.

(d)   All Other Fees

No other fees, beyond those disclosed in this Item 14, were billed by our principal accountants in 2002 and 2003.

(e)   Audit Committtee Administration of the Engagement

The engagement with Goldstein Golub Kessler LLP, the Company's principal accountant, was approved in advance by our Audit Committee. No non-audit services were approved by the audit committee in 2003.

(f) Hours expended on audit by persons other than the Company's principal accountant's full time, permanent employees.

The percentage of hours expended on audit by persons other than the Company's principal accountant's full time, permanent employees, did not exceed 50%.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               DAG Media, Inc.


                               By: /s/ Assaf Ran
                                   ----------------------------
                                   Assaf Ran,
                                   President, Chief Executive Officer and
                                   Chairman of the Board of Directors

Date: February 25, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on February 25th, 2004:

       Signature                         Date                                 Title
       ---------                         ----                                 -----
/s/ Assaf Ran                     February 25, 2004             President, Chief Executive Officer and
-------------------------                                       Chairman of the Board of Directors
      Assaf Ran

/s/ Yael Shimor-Golan             February 25, 2004             Chief Financial Officer and
-------------------------                                       Director
      Yael Shimor-Golan

/s/ Stephen A. Zelnick            February 25, 2004             Director
-------------------------
      Stephen A. Zelnick

/s/ Phillip Michals               February 25, 2004             Director
-------------------------
      Phillip Michals

/s/ Eran Goldshmid                February 25, 2004             Director
-------------------------
      Eran Goldshmid

/s/ Michael Jackson               February 25, 2004             Director
-------------------------
      Michael Jackson

/s/ Howard Bernstein              February 25, 2004             Director
-------------------------
      Howard Bernstein

                                 DAG MEDIA, INC.

                   Index to Consolidated Financial Statements

                                                                     Page Number
                                                                     -----------

Reports of Independent Publics Accountants ........................  F-2 - F-3

Consolidated Balance Sheet at December 31, 2003 ...................  F-4

Consolidated Statements of Operations for the years
ended December 31, 2003 and 2002 ..................................  F-5

Consolidated Statements of Changes in Shareholders' Equity
for the years ended December 31, 2003 and 2002 ....................  F-6

Consolidated Statements of Cash Flows for the
years ended December 31, 2003 and 2002 ............................  F-7

Notes to Financial Statements .....................................  F-8

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and shareholders
Dag Media, Inc.

We have audited the accompanying consolidated balance sheet of Dag Media, Inc and subsisiary as of December 31, 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dag Media, Inc. as of December 31, 2003 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


By: /s/ Goldstein Golub Kessler LLP
        ---------------------------

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

January 23, 2004

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of DAG Media, Inc.:

We have audited the accompanying consolidated balance sheet (not presented herein) of DAG Media, Inc. and subsidiary as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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


                                              By: /s/ Grant Thornton LLP
New York, New York                                ----------------------
February 28, 2003                                 Grant Thornton LLP

                                 DAG MEDIA, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003

Assets

Current assets:

Cash and cash equivalents                                                           $  1,201,819
Marketable securities                                                                  6,560,805
Short term investment - insurance annuity contract - at fair value                     1,018,536
                                                                                    ------------
    Total cash and cash equivalents, marketable securities and short                   8,781,160
terms investments
                                                                                    ------------

Trade accounts receivable, net of allowance for doubtful accounts of
$567,000                                                                               2,330,555
Directories in progress                                                                1,833,903
Other current assets                                                                     218,118
                                                                                    ------------
            Total current assets                                                      13,163,736
                                                                                    ------------

Property and equipment, net                                                              286,633
Goodwill                                                                                 458,131
Trademarks and other intangibles, net                                                    419,274
Other assets                                                                             123,412
                                                                                    ------------

Total assets                                                                        $ 14,451,186
                                                                                    ============

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses                                               $    734,961
Commissions payable                                                                      782,254
Advanced billing for unpublished directories                                           4,000,483
Dividends payable                                                                        744,113
Income taxes payable                                                                      89,000
                                                                                    ------------
        Total current liabilities                                                      6,350,811
 Deferred income taxes                                                                    76,216
                                                                                    ------------
         Total liabilities                                                             6,427,027
                                                                                    ------------

Commitments and contingencies (Note 9)

Shareholders' equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; no shares
issued                                                                                        --
Common shares - $.001 par value; 25,000,000 authorized; 3,045,190 issued and
2,976,460 outstanding                                                                      3,045
Additional paid-in capital                                                             8,054,827
Treasury stock, at cost- 68,730 shares                                                  (231,113)
Deferred compensation                                                                    (81,000)
Accumulated other comprehensive income                                                   102,185
Retained earnings                                                                        176,215
                                                                                    ------------
         Total shareholders' equity                                                    8,024,159
                                                                                    ------------

 Total liabilities and shareholders' equity                                         $ 14,451,186
                                                                                    ============

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                         2003               2002
                                                                      ----------        -----------
Advertising revenues                                                  $9,085,670        $ 6,529,605
Publishing costs                                                       2,117,907          1,729,993
                                                                      ----------        -----------
         Gross profit                                                  6,967,763          4,799,612

Operating costs and expenses:
Selling expenses                                                       3,313,867          2,336,710
General and administrative expenses                                    3,233,817          3,056,713
                                                                      ----------        -----------
         Total operating costs and expenses                            6,547,684          5,393,423
                                                                      ----------        -----------

Income (loss) from operations                                            420,079           (593,811)
                                                                      ----------        -----------

Interest income                                                          233,099            246,540
Gain from the sale of the New Yellow directory                         1,207,997                 --
Realized gain (loss) on marketable securities                             26,043             (5,854)
                                                                      ----------        -----------
           Total other income, net                                     1,467,139            240,686
                                                                      ----------        -----------
Income (loss) before income taxes                                      1,887,218           (353,125)

Provision (benefit) for income taxes                                     288,254           (155,131)
                                                                      ----------        -----------

Income (loss) before cumulative effect of change in accounting
principle                                                              1,598,964           (197,994)

Cumulative effect of change in accounting principle                           --           (895,000)
                                                                      ----------        -----------

Net income (loss)                                                     $1,598,964        $(1,092,994)
                                                                      ==========        ===========

Income (loss) per common share:
Basic -
  Income (loss) before cumulative effect of change in
  accounting principle                                                $     0.55        $     (0.07)
  Cumulative effect of change in accounting principle                         --              (0.30)
                                                                      ----------        -----------
  Net income (loss)                                                   $     0.55        $     (0.37)
                                                                      ==========        ===========
Diluted-
  Income (loss) before cumulative effect of change in
  accounting principle                                                $     0.53        $     (0.07)
  Cumulative effect of change in accounting principle                         --              (0.30)
                                                                      ----------        -----------
  Net income (loss)                                                   $     0.53        $     (0.37)
                                                                      ==========        ===========

Weighted average number of common shares outstanding
  - Basic
  - Diluted                                                            2,933,164          2,917,973
                                                                      ==========        ===========
                                                                       3,037,155          2,917,973
                                                                      ==========        ===========

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.
            CONSOLIDATED STATEMENTS OF CHANGES IN SHARHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

------------------------------------------------------------------------------------------------------------------------------------
                                Common Stocks     Additional    Treasury Shares    Deferred   Accumulated    Retained      Totals
                                -------------     ----------    ---------------    --------   -----------    --------      ------
                                                   Paid-in                        Compensa-      other       Earnings
                                                   -------                        ---------      -----       --------
                                                                                     tion    comprehensive
                                                                                     ----    -------------
                                                                                                 income
                                                                                                 ------
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                               Shares     Amount    Capital    Shares      Cost
                               ------     ------    -------    ------      ----
------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2001     2,976,190   $2,976   $7,896,953  68,730   $(231,113)  $(49,678)     $15,361     $414,358   $8, 048,857

------------------------------------------------------------------------------------------------------------------------------------
Stock option exercise          20,000       20       21,180                                                                 21,200

------------------------------------------------------------------------------------------------------------------------------------
Issuance of options to                              152,843                         (152,843)                                 --
consultants
------------------------------------------------------------------------------------------------------------------------------------
Amortization of deferred                                                              18,606                                18,606
compensation
------------------------------------------------------------------------------------------------------------------------------------
Cancellation of options                             (58,029)                          58,029                                  --
issued to consultants
------------------------------------------------------------------------------------------------------------------------------------
Unrealized gains on                                                                                7,057                    7,057
preferred stocks and other
marketable securities, net
of taxes
------------------------------------------------------------------------------------------------------------------------------------
Net loss for the year ended                                                                                  (1,092,994) (1,092,994)
December 31, 2002

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002    2,996,190   $2,996   $8,012,947  68,730   $(231,113)  (125,886)     $22,418    $(678,636)   $7,002,726
                              ---------   ------   ----------  ------   ---------   --------      -------    ---------    ----------
------------------------------------------------------------------------------------------------------------------------------------
Stock Option exercise          49,000       49       71,531                                                                 71,580
------------------------------------------------------------------------------------------------------------------------------------
Amortization of deferred                                                              15,236                                15,236
compensation
------------------------------------------------------------------------------------------------------------------------------------
Cancellation of options                             (29,650)                          29,650                                  --
issued to consultants
------------------------------------------------------------------------------------------------------------------------------------
Unrealized gains on                                                                               79,767                    79,767
preferred stocks and other
marketable securities, net
of income taxes
------------------------------------------------------------------------------------------------------------------------------------
Dividend declared to be                                                                                        (744,113)  (744,113)
paid at 1/5/2004 ($0.25 per
share)
------------------------------------------------------------------------------------------------------------------------------------
Net income for  the year                                                                                       1,598,964  1,598,964
ended December 31, 2003
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003    3,045,190   $3,045   $8,054,827  68,730   $(231,113)  $(81,000)    $102,185      $176,215   $8,024,159
                              ---------   ------   ----------  ------   ----------  ---------    --------      --------   ----------

------------------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                    2003                2002
                                                                                -----------         -----------
 Cash flows from operating activities:
    Net income (loss)                                                           $ 1,598,964         $(1,092,994)
    Adjustment to reconcile net income (loss) to net cash provided by operating activities -
       Gain on sale of New Yellow directory                                      (1,207,997)
       Cumulative effect of change in accounting principle                               --             895,000
       Depreciation and amortization                                                159,028             114,493
       Amortization of deferred compensation                                         15,236              18,606
 Bad debt expense                                                                   883,740           1,232,738
 Deferred taxes                                                                     515,320            (248,132)
 Realized (gain) loss on marketable securities                                           --               5,854
        Changes in operating assets and liabilities -
        Accounts receivable                                                        (548,198)         (1,176,338)
        Directories in progress                                                     276,924            (608,867)
        Other current and non current assets                                        (86,783)             28,270
        Accounts payable and accrued expenses                                       (17,244)           (301,406)
        Accrued Interest Income                                                          --              (8,782)
        Commissions payable                                                         (25,798)            163,092
        Advanced billings for unpublished directories                              (781,069)          1,231,611
        Income taxes payable                                                       (181,549)              4,198
        Advances to employees                                                            --             (22,876)
                                                                                -----------         -----------
               Net cash provided by operating activities                            600,574             234,467
                                                                                -----------         -----------

 Cash flows from investing activities:
        Investment in Dune Medical Devices                                         (100,000)            (70,537)
        Investment in preferred stocks, other marketable securities and
           annuity contract                                                      (8,573,154)         (6,796,164)
        Cash received on sale of New Yellow directory, net of expenses            1,207,997
        Proceeds from sale of preferred stocks and marketable securities          7,901,498           3,681,343
       Sale of property and equipment                                                46,200
       Purchase of property and equipment                                          (155,296)            (97,068)
                                                                                -----------         -----------
               Net cash provided by (used in) investing activities                  327,245          (3,282,426)

 Cash flows from financing activities:
        Stock option exercise                                                        71,580              21,200
                                                                                -----------         -----------
              Net cash provided by financing activities                              71,580              21,200

 Net increase (decrease) in cash and cash equivalents                               999,399          (3,026,759)
                                                                                -----------         -----------

 Cash and cash equivalents, beginning of year                                       202,420           3,229,179
                                                                                -----------         -----------

 Cash and cash equivalents, end of year                                         $ 1,201,819         $   202,420
                                                                                ===========         ===========

 Supplemental Cash Flow Information:
 Taxes paid during the year                                                     $    21,936         $    88,801
                                                                                ===========         ===========
  Dividends declared but not paid                                               $   744,113                  --
                                                                                ===========         ===========

Acquisition of subsidiary company:
     Assets acquired                                                                      $   652,278
     Liabilities assumed                                                                  $  (991,967)
     Goodwill and other intangibles                                                       $   633,132
                                                                                          -----------
                                                                                          $   293,443
     Less - cash acquired                                                                 $  (211,406)
     Less - accrued acquisition costs                                                     $   (11,500)
                                                                                          -----------
       Net cash paid                                                                      $    70,537
                                                                                          ===========

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 AND 2002

1. The Company

      Dag Media, Inc. ("the Company") publishes and distributes business directories in print and online, as well as in targeted niche markets nation wide. The principal source of revenue is derived from the sale of ads in our print and online directories. As a sales incentive the Company may also provide added values such as referral services and a consumer discount club.

      The Company operates Internet portals, JewishYellow.com targeting worldwide Jewish communities and JewishMasterguide.com, targeting the ultra-orthodox and Hasidic communities and a mainstream general portal NewYellow.com, targeting the general population.

      New Yellow, Dag Media's Manhattan directory was sold on August 22nd, 2003 to Yellow Book USA for $1.3 Million in cash. Under the agreement, Dag media published and distributed the October 2003 edition and will publish and distribute the April 2004 edition of the directory.

      On August 5th, 2002 the Company purchased the business and assets of the Blackbook from Brandera.com [U.S], Inc. and operated the business through Blackbook Photography Inc., a wholly owned subsidiary of Dag media. The Blackbook is a publisher of photography and illustration source books. The assets included The Blackbook source books which consist of 3 different books:
Blackbook Photography, Blackbook Illustration and AR 100 Award Show Book that encompass 3 distinct advertiser groups: photographers, illustrators and select group of more then 100 leading corporate annual reports designers as well as the Blackbook's website, the Blackbook.com. On August 27th, 2003, Blackbook Photography Inc. announced the launch of new directory, The Complete Industry Directory. The 2004 edition will be specifically designed to meet the needs of professional that work with every aspect of photo, illustration, design, and creative studio services in the advertising and corporate communities.

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

      Marketable Securities

      Marketable securities are reported at fair value and are classified as available-for-sale. Unrealized gains and losses from those securities are reported as a separate component of shareholders' equity. Net of the related tax effect, realized gains and losses are determined on a specific identification basis.

The Company's securities consist of the following:

           As of 12/31/2003              Fair Value         Cost         Holding Gains
           ----------------              ----------         ----         -------------
Preferred Stocks                            911,019        882,254           28,765
Insurance annuity contract                1,018,536      1,000,000           18,536
Marketable Securities                     5,649,786      5,526,779          123,543
                                          ---------      ---------          -------
                Total                     7,579,341      7,409,033          170,309

           As of 12/31/2002              Fair Value         Cost         Holding Gains
           ----------------              ----------         ----         -------------
Preferred Stocks                            366,875        363,030            3,845
Marketable Securities                     6,461,044      6,437,485           18,573
                                          ---------      ---------           ------
                Total                     6,827,919      6,800,515           22,418

      Directories in Progress/Advanced Billings for Unpublished Directories

      Directories in progress mainly include direct production costs and commissions incurred applicable to unpublished directories. Advanced billings for unpublished directories arise from billings on advertising contracts. Upon publication, revenue and the related expense are recognized.

      Property and equipment

            Property and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful economic lives of the assets, ranging from three to five years.

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

      The following summarize the carrying amounts of acquired intangible assets, Goodwill and related amortization:

-------------------------------------------------------------------------------------------------------------
                                                                    As of December 31, 2003
                                                                    -----------------------
-------------------------------------------------------------------------------------------------------------
                                                               Gross Carrying           Accumulated
                                                               --------------           -----------
                                                                   Amounts              Amortization
                                                                   -------              ------------
-------------------------------------------------------------------------------------------------------------
Amortized intangible assets:
-------------------------------------------------------------------------------------------------------------
Trademarks                                                        $ 350,981               $  64,934
-------------------------------------------------------------------------------------------------------------
Artists List                                                        170,000                  37,051
-------------------------------------------------------------------------------------------------------------
Other                                                                 5,000                   4,722
                                                                      -----                   -----
-------------------------------------------------------------------------------------------------------------
     Total                                                        $ 525,981               $ 106,707
-------------------------------------------------------------------------------------------------------------
Unamortized intangible assets:
-------------------------------------------------------------------------------------------------------------
Goodwill                                                            458,131                      --
                                                                    -------                   -----
-------------------------------------------------------------------------------------------------------------
     Total Goodwill and Trademarks                                $ 984,112               $ 106,707
-------------------------------------------------------------------------------------------------------------

      Amortization expenses for years ended December 31, 2003 and 2002 were $ 43,527 and $ 26,325, respectively.

      Estimated amortization expenses:

      For year ended 12/31/2004 - $40,471
      For year ended 12/31/2005 - $40,471
      For year ended 12/31/2006 - $40,471
      For year ended 12/31/2007 - $40,471
      For year ended 12/31/2008 - $40,471

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

      The following table reconciles the number of weighted average common shares outstanding for basic and diluted earnings per share:

                                                              Years ended
                                                              December 31,
                                                        ------------------------
                                                           2003           2002
                                                        ---------      ---------
Basic                                                   2,933,164      2,917,973
Incremental shares for assumed exercise of options        103,991             --
                                                        ---------      ---------
Diluted                                                 3,037,155      2,917,973
                                                        =========      =========

      174,440 and 387,440 stock options and 132,500 warrants were not included in the diluted earnings per share calculation for the 2003 and 2002 fiscal years, respectively, as their effect would have been anti-dilutive.

      Long-Lived Assets and Impairment of Long-Lived Assets

      The Company's long-lived assets include property and equipment, goodwill, trademarks, artists list and other intangibles.

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

      As of January 1, 2002, the Company adopted SFAS No. 144, " Accounting for the Impairment or Disposal of Long-lived Assets" which supersedes SFAS No.121 "Accounting for the Impairment of Long-lived Assets to be Disposed Of." SFAS No. 144 requires that identifiable intangible assets that are not deemed to have indefinite lives will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may be impaired. Furthermore, these assets are evaluated for continuing value and proper useful lives by comparison to undiscounted expected future cash flow projections. The Company has determined that no impairment exists as of December 31, 2003. The adoption of SFAS No. 144 had no effect on the Company.

      Stock-Based Compensation

      At December 31, 2003, the Company has a stock based compensation plan, which is described more fully in Note 6. As permitted by the SFAS No. 123, "Accounting for Stock Based Compensation", the Company accounts for stock-based compensation arrangements with employees in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees". Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company's stock and the exercise price of the option. No stock based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The Company accounts for equity instruments issued to non employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, or in Conjunction With Selling Goods Or Services". All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

-----------------------------------------------------------------------------------------------------------------
                                                              Year Ended                      Year Ended
                                                              ----------                      ----------
                                                          December 31, 2003               December 31, 2002
                                                          -----------------               -----------------

-----------------------------------------------------------------------------------------------------------------
Net earnings (loss), as reported                              $ 1,598,964                   $ (1,092,994)
-----------------------------------------------------------------------------------------------------------------
Less:
-----------------------------------------------------------------------------------------------------------------
Total stock based employee                                        (71,231)                       (54,801)
compensation expenses determined
under fair value based method for all
awards
-----------------------------------------------------------------------------------------------------------------
Net earnings (loss), pro forma                                $ 1,527,733                   $ (1,147,795)
-----------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per share, as                                $ 0.55                        $ (0.37)
reported
-----------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share, as                              $ 0.53                        $ (0.37)
reported
-----------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per share, pro                               $ 0.53                        $ (0.39)
forma
-----------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share,                                 $ 0.50                        $ (0.39)
pro forma
-----------------------------------------------------------------------------------------------------------------

Under SFAS No. 123, the fair value of each option is estimated on the date of grant using Black-Scholes option-pricing model with the following weighted-average share assumptions used for grants in 2003 and 2002, respectively: (1) expected life of 5 years; (2) no dividend yield; (3) expected volatility 70%; (4) risk free interest rate of 5% and 6%.

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

      Fair Value of Financial Instruments

      For cash and cash equivalents, accounts receivable and account payable the carrying amount approximates fair value due to the short-term nature of such investments.

      Other Comprehensive Income

      Other comprehensive income (loss) consists of unrealized gains on marketable securities net of the related tax effect. The Company's comprehensive net income is $ 1,678,731 and net loss of $1,085,937 for the years ended December 31, 2003 and 2002.

      Recent Accounting Pronouncements

      Management does not believe that any recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company's consolidated financial statements.

3. Property and equipment, net

      Property and equipment, net consist of the following at December 31, 2003:

      Office equipment                                                $ 313,516
        Automobiles                                                     131,118
        Leasehold improvements                                           54,912
                                                                      ---------
              Total property and equipment                              499,546
      Less: accumulated depreciation                                   (212,913)
                                                                      ---------
              Property and equipment, net                             $ 286,633
                                                                      =========

      Depreciation expense was approximately $115,500 and $88,000 for the years ended December 31, 2003 and 2002, respectively.

4. Income Taxes

The provision (benefit) for income taxes consists of the following:

                                                   For the Years Ended
                                                   -------------------
                                                      December 31,
                                                      ------------
                                                  2003            2002
                                                  ----            ----
      Current Taxes:
         Federal .........................      $(175,976)      $  56,730
         State ...........................        (51,090)         36,270
                                                ---------       ---------
                                                 (227,066)         93,000
                                                ---------       ---------
      Deferred Taxes:
         Federal .........................        399,373        (151,359)
         State ...........................        115,947         (96,772)
                                                ---------       ---------
                                                  515,320        (248,131)
                                                ---------       ---------
      Provision (benefit) for income taxes      $ 288,254       $(155,131)
                                                =========       =========

Deferred income taxes are comprised of the following at December 31, 2003:

---------------------------------------------------------------------------
Unrealized gains on marketable securities                 $68,124
---------------------------------------------------------------------------
Intangible assets                                         $ 8,092
                                                          -------
---------------------------------------------------------------------------
                                                          $76,216
---------------------------------------------------------------------------

The provision (benefit) for income taxes on earnings differs from the amount computed using the federal statutory rate of 34% as a result of the following:

------------------------------------------------------------------------------
Year ended December, 31                                    2003       2002
-----------------------                                    ----       ----
------------------------------------------------------------------------------
Federal Statutory Rate                                     34%        (34%)
------------------------------------------------------------------------------
State income taxes, net of U.S. federal income             (6%)       (12%)
tax benefit
------------------------------------------------------------------------------
Utilization of net operating loss                         (11%)        --
------------------------------------------------------------------------------
Other                                                      (2%)         2%
                                                           --          --
------------------------------------------------------------------------------
Provision (benefit) for income taxes                       15%        (44%)
                                                           ==         ===
------------------------------------------------------------------------------

      The Company, effective for the calendar year 2003, changed from a cash basis to an accrual basis of accounting and began preparing and filing its tax return according to the accrual basis.

5. Simple IRA Plan

      On October 26, 2000, the Board of Directors approved a Simple IRA Plan (the "IRA Plan") for the purpose of attracting and retaining valuable employees. The IRA Plan was effective August 2000 with a trustee, which allows up to 100 eligible employees to participate. It is a "Matching Contribution" plan under which eligible employees may contribute up to 6% of their yearly salary, on a pre-tax basis (with a cap of $8,000), with the Company matching on a dollar-for-dollar basis up to 3% of the employees' compensation (with a cap of $8,000). These thresholds are subject to change under notice by the trustee. The Company is not responsible for any other costs under this plan. For fiscal year 2003 and 2002 the Company contributed $8,000 and $7,000 respectively, as a matching contribution to the IRA Plan.

6. Stock Option Plan

      Immediately prior to the initial public offering, the Company adopted the DAG Media, Inc. 1999 Stock Option Plan (the "Plan") reserving 124,000 common shares of the Company for issuance upon exercise of stock options granted pursuant to the Plan. At the Company's annual shareholder meeting held on July 18, 2000, an amendment to the Company's Stock Option Plan to increase the maximum number of options issuable thereunder by 145,000 options was proposed and passed as of December 31, 2000 and at both Company's annual shareholder meeting held on June 22, 2001 and July 10, 2002, an additional 145,000 and

140,000 options were approved, respectively. An additional 122,000 options were granted under individual option grant outside of the Plan. At December 31, 2003 and 2002, 85,560 and 166,560 options were available for future grants under the plan, respectively.

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

      The Company accounts for the employee options under APB Opinion No. 25, under which no compensation cost has been recognized as all options granted to employees during 2003 and 2002 have been granted at the fair market value of the Company's common stock. Options granted to consultants are accounted for under SFAS No. 123 and EITF No. 96-18 and are measured using Black-Scholes option pricing model. Accordingly, a deferred compensation cost of approximately $153,000 was recorded in 2002 whereas none were recorded in 2003. Such costs will be amortized over the option vesting period (generally five years). Compensation costs of $15,236 and $18,606 were charged to operations in 2003 and in 2002, respectively.

      The weighted average fair value of options granted during the year ended December 31, 2003 and 2002 was $ 1.10 and $ 0.70, respectively.

The following summarizes stock option activity for 2003 and 2002:

                                                                     Weighted
                                                                      Average
                                                     Shares       Exercise Price
--------------------------------------------------------------------------------
Outstanding at December 31, 2001                    292,440            $2.53
                                                    -------            -----
--------------------------------------------------------------------------------
Granted                                             195,000            $1.35
Exercised                                           (20,000)           $1.06
Forfeited                                           (80,000)           $3.53
--------------------------------------------------------------------------------
Outstanding at December 31, 2002                    387,440            $1.81
                                                    -------            -----
--------------------------------------------------------------------------------
Granted                                             155,000            $2.46
Exercised                                           (49,000)           $1.46
Forfeited                                           (25,000)           $1.66
--------------------------------------------------------------------------------
Outstanding at December 31, 2003                    468,440            $2.67
                                                    -------            -----
--------------------------------------------------------------------------------

      As of December 31, 2003 and 2002 there were exercisable options amounting to 302,587 and 202,587 respectively, with a weighted average exercise price of $2.12 and $2.04, respectively. As of December 31, 2003 and 2002 the weighted average remaining contractual life of options outstanding are 3.17 and 3.64, respectively.

      In connection with the Company's initial public offering the Company issued 132,500 warrants to the underwriters of the initial public offering. The warrants are convertible into the same number of common shares at an exercise price of $7.80 per warrant. The warrants are exercisable over a four-year period beginning on the first anniversary of the offering through 2003. As of December 31, 2003 all of the warrants are outstanding.

7. Shareholders' Equity

In August 1999, the Board of Directors of the Company authorized a stock repurchase program. The program authorizes the Company to purchase up to 150,000 common shares of the Company within the upcoming years. As of December 31, 2000, the Company has purchased 68,730 common shares at an aggregate cost of approximately $231,000. None of the proceeds of the Company's initial public offering have been used in connection with this stock repurchase program. In September 20, 2001 the Board of the Directors of the Company authorized a stock repurchase program that allows the Company additional purchase up to 200,000 common shares of the Company, out of the available funds of the Company, in the open market within the ensuing year. The purpose of the stock repurchase program is to help the Company achieve its long-term goal of enhancing shareholder value. No additional shares were repurchased during fiscal years 2003 and 2002.

8. Commitments and Contingencies

Operating leases -

      The Company has various lease and rental commitments ending 2008 for its offices, automobiles and equipment. At December 31, 2003, approximate future minimum rental payments under these commitments are as follows:

2004........................                                    94,438
2005........................                                    62,520
2006........................                                    62,677
2007........................                                    64,558
2008........................                                    60,801
                                                              --------
Total.......................                                  $344,994
                                                              ========

Rent expense was approximately $148,000 and $134,500 in 2003 and 2002, respectively.

Employment Agreements -

      In March 1999, the Company entered into an employment agreement with Assaf Ran, its president and chief executive officer. Mr. Ran's employment term initially renews automatically for successive one-year periods unless either party gives 180 days written notice of its intention to terminate the agreement. Under the agreement, Mr. Ran will receive an annual base salary of $75,000, annual bonuses as determined by the compensation committee of the Board of Directors in its sole and absolute discretion, and is eligible to participate in all executive benefit plans established and maintained by the Company. Under the agreement, Mr. Ran has also agreed to a one-year non-competition period following the termination of his employment. As of March 2003 the compensation committee approved an increase in Mr. Ran's compensation to an annual base salary of $225,000. Mr. Ran's annual compensation was $202,500 and $125,000 during fiscal years 2003 and 2002.

Contingencies-

      From time to time, the Company is a party to litigation arising in the normal course of its business operations. In the opinion of management and counsel, it is not anticipated that the settlement or resolution of any such matters will have a material adverse impact on the Company's financial position, liquidity or results of operations.

9. Related Parties Transactions

      During 2003 and 2002, the Company has paid $71,000 each year in legal fees to Morse, Zelnick Rose & Lander LLP for legal advice and representation. Stephen
A. Zelnick, a director of the Company, is a partner of Morse, Zelnick, Rose & Lander LLP.