Form 10QSB
period 2004-03-31
DAG MEDIA INC
filed 2004-05-04
CIK 1080340

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 4, 2004, there were outstanding 3,152,190 shares of the issuer's common shares, $.001 par value.

      Transitional Small Business Disclosure Format Yes |_| No |X|

                                 DAG MEDIA, INC.
                  QUARTERLY CONSOLIDATED REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
                                TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

                                                                     Page Number
                                                                     -----------

Item 1.  Consolidated Financial Statements (unaudited)

         Consolidated Balance Sheet at March 31, 2004 ...............       3

         Consolidated Statements of Operations for the Three
         Months Periods Ended March 31, 2004 and 2003................       4

         Consolidated Statements of Cash Flows for the Three
         Months Periods Ended March 31, 2004 and 2003................       5

         Notes to Consolidated Financial Statements..................       6

Item 2.  Management's Discussion and Analysis or Plan of Operation...       9

Item 3.  Controls and Procedures.....................................      12

Part II - OTHER INFORMATION

Item 1.  Legal Proceeding............................................      13

Item 2.  Changes in Securities and Use of Proceeds...................      13

Item 6.  Exhibits and Reports on Form 8-K............................      14

SIGNATURES  .........................................................      15
EXHIBITS    .........................................................      16

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                 DAG MEDIA, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

Assets                                                                                            March 31, 2004
                                                                                                  --------------
Current assets:

   Cash and cash equivalents                                                                       $  4,042,267
   Marketable securities                                                                              2,846,379
   Short term investment - insurance annuity contract - at fair value                                 1,027,176
                                                                                                   ------------
            Total cash and cash equivalents, marketable securities and short terms investments        7,915,822

   Trade accounts receivable, net of allowance for doubtful accounts of $ 723,000                     2,494,495
   Directories in progress                                                                            1,605,206
   Other current assets                                                                                 127,942
                                                                                                   ------------
         Total current assets                                                                        12,143,465

Property and equipment, net                                                                             280,357
Goodwill                                                                                                458,131
Trademarks and other intangibles, net                                                                   408,948
Other assets                                                                                            125,022
                                                                                                   ------------
         Total assets                                                                              $ 13,415,923
                                                                                                   ============

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses                                                              $    106,770
Accrued commissions and commissions payable                                                             857,870
Advanced billing for unpublished directories                                                          3,777,712
Income Tax Payable                                                                                       89,000
                                                                                                   ------------
         Total current liabilities                                                                    4,831,352
Deferred income taxes                                                                                    46,911
                                                                                                   ------------
            Total liabilities                                                                         4,878,263
                                                                                                   ------------
Commitments and contingencies                                                                                --

Shareholders' equity:
         Preferred shares - $ .01 par value; 5,000,000 shares authorized; no shares
         issued                                                                                              --
         Common shares - $ .001 par value; 25,000,000 authorized; 3,152,190 issued
         and 3,083,460 outstanding                                                                        3,152
         Additional paid-in capital                                                                   8,358,821
         Treasury stock, at cost- 68,730 shares                                                        (231,113)
         Deferred compensation                                                                          (37,724)
         Accumulated other comprehensive income                                                          55,710
         Retained earnings                                                                              388,814
                                                                                                   ------------
                Total shareholders' equity                                                            8,537,660
                                                                                                   ------------
                Total liabilities and shareholders' equity                                         $ 13,415,923
                                                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                         Three Months Ended March 31,
                                                            2004             2003
                                                            ----             ----
Advertising revenues                                     $ 2,462,644      $ 2,161,876
Publishing costs                                             320,227          337,789
                                                         -----------      -----------
Gross Profit                                               2,142,417        1,824,087

Operating costs and expenses:
Selling expenses                                           1,123,084        1,025,219
Administrative and general costs                             787,060          720,372
                                                         -----------      -----------
Total operating costs and expenses                         1,910,144        1,745,591
                                                         -----------      -----------

Income from operations                                       232,273           78,496

Other income                                                 119,687           55,200
                                                         -----------      -----------
Income before provision for income taxes                     351,960          133,696

Provision for income taxes                                  (139,361)         (67,657)
                                                         -----------      -----------
Net income                                               $   212,599      $    66,039
                                                         ===========      ===========

Net income per common share:
-Basic
Net income per common share                              $      0.07      $      0.02
                                                         ===========      ===========

-Diluted
Net income per common share                              $      0.07      $      0.02
                                                         ===========      ===========

Weighted average number of common shares outstanding
--Basic                                                    3,002,996        2,927,460
                                                         ===========      ===========
--Diluted                                                  3,133,416        2,947,363
                                                         ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                      Three Months ended
                                                                                March 31, 2004    March 31, 2003
                                                                                --------------    --------------
Cash flows from operating activities:
  Net income                                                                     $   212,599         $  66,039
  Adjustment to reconcile net income to net cash provided by (used in)
  operating activities:
  Depreciation and amortization                                                       39,073            40,551
  Amortization of deferred compensation                                               43,276            (8,577)
  Bad debt expense                                                                   170,528           139,466
  Unrealized gain on preferred stock and other securities, net of tax effect              --           (8,081)
  Tax benefit for stock options                                                      137,680                --
   Realized gain on sale of marketable securities                                    (94,865)               --
  Loss on disposal of fixed assets                                                        --             1,547
  Deferred taxes                                                                     (29,305)            5,294
  Changes in operating assets and liabilities:
       Accounts receivable                                                          (334,468)         (268,728)
       Directories in progress                                                       228,697           169,214
       Other current assets                                                           90,176           (30,745)
        Other assets                                                                  (1,610)               --
       Accounts payable and accrued expenses                                        (628,191)         (310,717)
       Accrued commissions and commissions payable                                    75,616           (14,279)
       Advance billing for unpublished directories                                  (222,771)          241,912
       Income taxes payable                                                               --            61,506
                                                                                 -----------         ---------
              Net cash (used in) provided by operating activities                   (313,565)           84,402
                                                                                 -----------         ---------

Cash flows from investing activities:
   Proceeds from sale of marketable securities                                     4,907,895           141,000
   Purchase of fixed assets                                                          (22,471)          (10,234)
   Proceeds from sale of fixed assets                                                     --             3,200
   Investment in marketable securities                                            (1,153,719)          (47,103)
                                                                                 -----------         ---------
             Net cash provided by investing activities                             3,731,705            86,863
                                                                                 -----------         ---------

Cash flows from financing activities:
    Dividend paid                                                                   (744,113)               --
     Proceeds from forfeit of gain on sale of restricted stocks                       10,279                --
    Proceeds from exercise of stock options                                          156,142                --
                                                                                 -----------         ---------
              Net cash used in financing activities                                 (577,692)               --
                                                                                 -----------         ---------

Net increase in cash                                                             $ 2,840,448         $ 171,265
Cash and cash equivalents, beginning of period                                     1,201,819           202,420
                                                                                 -----------         ---------
Cash and cash equivalents, end of period                                         $ 4,042,267         $ 373,685
                                                                                 ===========         =========

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

1. THE COMPANY

The accompanying unaudited consolidated financial statements of DAG Media, Inc. ("DAG" or the "Company") included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2003 and the notes thereto included in the Company's 10-KSB. Results of consolidated operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year. The consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiary since the acquisition date. All material intercompany accounts and transactions have been eliminated.

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

2. RECENT TECHNICAL ACCOUNTING PRONOUNCEMENTS

      Management does not believe that any recently issue, but not yet effected, accounting standards if currently adopted would have a material effect on the Company's consolidated financials statements.

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

      The numerator in calculating both basic and diluted earnings per common share for each period is the reported net income. The denominator is based on the following weighted average number of common shares:

                                                            Three Months Ended
                                                                 March 31,
                                                           2004           2003
--------------------------------------------------------------------------------
Basic                                                    3,002,996     2,927,460
Incremental shares for assumed conversion of options       130,450        19,903
--------------------------------------------------------------------------------
Diluted                                                  3,133,416     2,947,363
--------------------------------------------------------------------------------

      The difference between basic and diluted weighted average common shares resulted from the assumption that the dilutive stock options outstanding were exercised. There were 173,440 stock options and warrants not included in the diluted earnings per share calculation for the three months period ended March 31, 2004, as their effect would have been anti-dilutive. For the respective three months period ended March 31, 2003 there were 207,440 stock options and warrants not included in the diluted earning per share calculation, as their effect would have been anti-dilutive.

4. STOCK - BASED COMPENSATION

      As permitted by the SFAS No. 123, "Accounting for Stock Based Compensation", the Company accounts for stock-based compensation arrangements with employees in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees". Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company's stock and the exercise price of the option. No stock based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The Company accounts for equity instruments issued to non employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, or in Conjunction With Selling Goods or Services". All transactions with non employees, in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

      The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation to employees:

      ------------------------------------------------------------------------------
                                           Three Months Ended     Three Months Ended
                                             March 31, 2004          March 31, 2003
                                             --------------          --------------
      ------------------------------------------------------------------------------
       Net earning as reported                 $   212,599             $    66,039
      ------------------------------------------------------------------------------
       Add: Stock based compensation                43,276                      --
       accounted for under the
       intrinsic value method
      ------------------------------------------------------------------------------
       Less: Total stock based employee            (59,309)                 (7,361)
       compensation expenses
       determined under fair
       value based method
       for all awards
      ------------------------------------------------------------------------------
       Net earnings, pro forma                 $   196,566             $    58,678
      ------------------------------------------------------------------------------
       Basic earnings per
       share, as reported                      $      0.07             $      0.02
      ------------------------------------------------------------------------------
       Pro forma                               $      0.07             $      0.02
      ------------------------------------------------------------------------------
       Diluted earnings per                    $      0.07             $      0.02
       share, as reported
      ------------------------------------------------------------------------------
       Pro forma diluted                       $      0.06             $      0.02
       earnings per share
      ------------------------------------------------------------------------------

5. OTHER ASSETS

      During the third quarter of 2003 the Company purchased 59,540 shares of Dune Medical Devices LTD for $100,000. Dune Medical Devices LTD is an Israeli home based company that develops surgical techniques for optimization of excisions and maximization of organ conservation during surgical oncology procedures. Dune Medical Devices is currently pursuing the development of the BioP, a surgical devise to be used during breast cancer excisional procedures. The BioP will provide surgeons, during the excision process, real-time indication of the tissue's status, i.e., cancerous vs. health status. On August 29th, 2003, Dune Medical Devices reported that its results have exceeded pre-established milestones and that it plans to continue its research and development plans. On March 2nd, 2004 Dune Medical Devices signed a sale agreement of preferred shares with Apax Europe V at a total investment of $5 million dollars. Dune Medical Devices was given a pre-money valuation of $4 million. Post closing the Company holds 2.49% of the total outstanding shares of Dune Medial Devices. The Company accounts for this investment at cost.

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

      We publish and distribute print and online business directories for domestic niche markets. Our principal source of revenue comes from the sale of ads in these directories. As a sales incentive we also provide our advertisers with added values, such as referral services and consumer discount club. We also operate Internet portals, JewishYellow.com targeting worldwide Jewish communities and JewishMasterguide.com, targeting the ultra-orthodox and Hasidic communities as well as Newyellow.com, Blackbook.com and Blackbookstock.com.

      Our principal directories are: the Jewish Israeli Yellow Pages, a bilingual, English and Hebrew, yellow page directory distributed free through local commercial and retail establishments in the New York metropolitan area and Florida. The Jewish Master Guide also known as The Kosher Yellow Pages, a yellow page directory designed to meet the special needs of the Hasidic and ultra-Orthodox Jewish communities in the New York metropolitan area and Florida. Blackbook photography, Blackbook Illustration, AR (Annual Report) 100 and The Complete Creative Industry Directory, the creative industries source books that have become the "Industry Standard" reference source for finding photographers, illustrators and graphic designers in North America.

      New Yellow, Dag Media's Manhattan directory was sold on August 22nd, 2003 to Yellow Book USA for $1.3 million in cash. The Company completed the distribution of the final and ninth edition of the directory in March of 2004.

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

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Advertising revenues

Advertising revenues for three months ended March 31, 2004 were $2,463,000 compared to $2,162,000 for the three months ended March 31, 2003, an increase of $301,000. The increase was primarily attributable to the additional $478,000 recognized revenues of the ninth and last edition of the New Yellow Manhattan Directory of (previously recognized on the second quarter upon completion of its distribution), offset by a slight decrease in the revenues related to the February edition of the Jewish Yellow pages Directory.

Publishing costs

Publishing costs for the three months ended March 31, 2004 were $320,000 compared to $338,000, for the corresponding period in 2003, a decrease of $18,000. As a percentage of advertising revenues, publishing costs were 13.00% in the three month period ending March 31, 2004 compared to 15.63%, in the corresponding period in 2003. The decrease in publishing costs primarily reflects the decrease in the paper and distribution costs of the ninth edition of the New Yellow. In addition, the Company had some disputes with one of its printers due to certain aspects of the printing agreement. As a result, the printer agreed to waive a total of approximately $100,000 related to the printing costs of two prior year publications.

Selling expenses

Selling expenses for the three months ended March 31, 2004 were $1,123,000 compared to $1,025,000 for the corresponding period in 2003, an increase of $98,000. This increase in selling expenses was primarily attributable to the added selling expenses for the ninth edition of the New Yellow directory as well as due to the Company's new source of revenues from the Internet, through "blackbook.com," that generate commission payments.

Administrative and general costs

General and administrative expenses for the three months period ended March 31, 2004 were $787,000 compared to $720,000 for the same period in 2003, an increase of 9.30%. This increase is primarily attributable to increased salaries of $60,000 and bad debts expenses increased by $31,000.

Other income

For the three month period ended March 31, 2004, we had other income consisting of dividend, interest and realized gains of $120,000 compared to other income of $55,000 for the three month period ended March 31, 2003.

Provision for income taxes

Provision for income taxes in the three months ended March 31, 2004 were $140,000 compared to $68,000 for the three months ended March 31, 2003. The Company has recorded in additional paid in capital an expected $344,000 tax benefit resulting from options exercised during the first quarter of 2004.

Liquidity and Capital Resources

At March 31, 2004, we had cash and cash equivalents, marketable securities and short terms investments of $7,916,000 and working capital of $7,312,000 as compared to cash and cash equivalents, marketable securities and short terms investments of $7,108,000 and working capital of $5,842,000 at March 31, 2003. The increase in cash and cash equivalents and marketable securities primarily reflects the $1.3 million cash provided by the sale of the New Yellow directory received on August of 2003, offset by $744,000 dividend payments made on January 5, 2004. The increase in working capital primarily reflects the general growth in business activity and, decrease in accounts payable.

Net cash used in operating activities was $314,000 for the three months ended March 31, 2004. For the comparable period in 2003, net cash provided by operating activities was $84,000. The decrease in net cash used in operating activities reflects the lack of the sales generated by the New Yellow directory.

Net cash provided by investing activities was $3,732,000 for the three months ended March 31, 2004 compared to net cash provided by investing activities of $87,000 for the comparable period in 2003. Net cash provided by investing activities was primarily the result of our sales of marketable securities and a change in our investment strategy.

Net cash used in financing activities for the three months ended March 31, 2004 was $578,000 whereas there were no net cash provided by financing activities for the comparable period in 2003. The net cash used in financing activities for the three months ended March 31, 2004 was due to the dividend paid to the Company's shareholders on January 5, 2004, offset by the proceeds received from the exercise of stock options and the issuance of common shares, respectively.

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

      (b) Changes in Internal Control Over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                            PART II-OTHER INFORMATION

Item 1. Legal Proceedings

      On February 24, 2004 the Jewish Sephardic YellowPages Ltd. (the "Plaintiff") filed a claim against the Company in the U.S. District Court for the Eastern District of New York, challenging the Company's ownership of its federally registered trademark "Kosher Yellow Pages" and seeking declaratory judgment, injunctive relief and compensatory and punitive monetary damages against the Company in connection with the Company's use of the trademark. The Company filed an answer on April 7, 2004 vigorously denying plaintiff's claims and asserting that there is no basis for liability. The Company has also asserted a counterclaim and third party complaint against Plaintiff and the Plaintiff's owner in which it seeks a declaratory judgment that the Company is the rightful owner of the mark "the Kosher Yellow Pages", and seeking injunctive relief, compensatory and punitive monetary damages and other relief against the continuing, unauthorized use of this trademark by the Plaintiff. The matter has been referred to mediation.

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
                                                 ----------
                                                 $1,701,237

(h)   Net proceeds: $6,423,763.

(i)   Amount of net offering proceeds used for the purposes listed below:

------------------------------------------------------------------------
Marketable securities                                         $  520,074
------------------------------------------------------------------------
New Yellow printing and distribution cost                     $5,134,703
------------------------------------------------------------------------
Investment in Blackbook Photography Inc.                      $  668,986
------------------------------------------------------------------------
Dune Medical Devices                                          $  100,000
------------------------------------------------------------------------

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

   Exhibit No.    Description
   -----------    -----------

      31.1 Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

      32.1        Chief Executive Officer Certification as required under
                  section 302 of the Sarbanes-Oxley Act of 2002.

      32.2        Chief Financial Officer Certification as required under
                  section 302 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K:

      No reports on Form 8-K were filled with the Securities and Exchange Commission during the first quarter of 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DAG Media, Inc. (Registrant)


Date: May 4, 2004                  By:  /s/  Assaf Ran
                                      ------------------------------------------
                                      Assaf Ran, President and Chief Executive


Date: May 4, 2004                  By:  /s/ Yael Shimor-Golan
                                      ------------------------------------------
                                      Yael Shimor-Golan, Chief Financial Officer