Form 10QSB
period 2004-06-30
DAG MEDIA INC
filed 2004-08-03
CIK 1080340

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

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

                                                                  Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 3, 2004, there were outstanding 3,152,190 shares of the issuer's common shares, $.001 par value.

      Transitional Small Business Disclosure Format               Yes |_| No |X|

                                 DAG MEDIA, INC.
                  QUARTERLY CONSOLIDATED REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
                                TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

                                                                              Page Number
                                                                              -----------
Item 1.    Consolidated Financial Statements (unaudited)

           Consolidated Balance Sheet at June 30, 2004 .........................   3

           Consolidated Statements of Operations for the Three and Six
           Months Periods Ended June 30, 2004 and 2003..........................   4

           Consolidated Statements of Cash Flows for the Six
           Months Periods Ended June 30, 2004 and 2003..........................   5

           Notes to Consolidated Financial Statements...........................   6

Item 2.    Management's Discussion and Analysis or Plan of Operation............   9

Item 3.    Controls and Procedures..............................................  12

Part II - OTHER INFORMATION

Item 1.    Legal Proceeding.....................................................  13

Item 2.    Changes in Securities and Use of Proceeds............................  13

Item 6.    Exhibits and Reports on Form 8-K.....................................  14

SIGNATURES......................................................................  15

EXHIBITS........................................................................  16

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                                 DAG MEDIA, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                                                June 30, 2004
                                                                                                -------------
Assets

Current assets:

   Cash and cash equivalents                                                                     $  4,948,925
   Marketable securities                                                                            2,349,955
   Short term investment - insurance annuity contract - at fair value                               1,036,500
                                                                                                 ------------
            Total cash and cash equivalents, marketable securities and short terms investments      8,335,380

   Trade accounts receivable, net of allowance for doubtful accounts of $ 687,000                   2,311,031
   Directories in progress                                                                          1,871,800
   Deferred Income Taxes                                                                              137,680
   Other current assets                                                                                94,539
                                                                                                 ------------
         Total current assets                                                                      12,750,430

Property and equipment, net                                                                           257,660
Goodwill                                                                                              458,131
Trademarks and other intangibles, net                                                                 398,900
Other assets                                                                                          127,824
                                                                                                 ------------
         Total assets                                                                            $ 13,992,945
                                                                                                 ============

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses                                                            $    246,271
Accrued commissions and commissions payable                                                           772,511
Advanced billing for unpublished directories                                                        4,591,377
Income Tax Payable                                                                                     89,000
                                                                                                 ------------
         Total current liabilities                                                                  5,699,159
Deferred income taxes                                                                                  35,896
                                                                                                 ------------

         Total liabilities                                                                          5,735,055
                                                                                                 ------------
Commitments and contingencies                                                                              --

Shareholders' equity:
         Preferred shares - $ .01 par value; 5,000,000 shares authorized; no shares
         issued                                                                                            --
         Common shares - $ .001 par value; 25,000,000 authorized; 3,152,190 issued
         and 3,083,460 outstanding                                                                      3,152
         Additional paid-in capital                                                                 8,358,821
         Treasury stock, at cost- 68,730 shares                                                      (231,113)
         Deferred compensation                                                                        (34,602)
         Accumulated other comprehensive income                                                        36,478
           Retained earnings                                                                          125,154
                                                                                                 ------------
                Total shareholders' equity                                                          8,257,890
                                                                                                 ------------
                Total liabilities and shareholders' equity                                       $ 13,992,945
                                                                                                 ============

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                  Three Months Ended June 30,         Six Months Ended June 30,
                                                  ---------------------------         -------------------------
                                                    2004              2003              2004              2003
                                                    ----              ----              ----              ----
Advertising revenues                            $ 1,110,937       $ 1,525,746       $ 3,573,581       $ 3,687,622
Publishing costs                                    278,332           494,870           598,560           832,659
                                                -----------       -----------       -----------       -----------
Gross Profit                                        832,605         1,030,876         2,975,021         2,854,963

Operating costs and expenses:
Selling expenses                                    485,894           524,327         1,608,978         1,549,546
Administrative and general costs                    872,468           838,062         1,659,526         1,558,433
                                                -----------       -----------       -----------       -----------
Total operating costs and expenses                1,358,362         1,362,389         3,268,504         3,107,979
                                                -----------       -----------       -----------       -----------

Loss from operations                               (525,757)         (331,513)         (293,483)         (253,016)

Other income                                        126,223            52,662           245,909           107,861
                                                -----------       -----------       -----------       -----------
Loss before benefit (provision) for income         (399,534)         (278,851)          (47,574)         (145,155)
taxes

Benefit (provision) for income taxes                135,874            51,820            (3,487)          (15,838)
                                                -----------       -----------       -----------       -----------
Net loss                                        $  (263,660)         (227,031)      $   (51,061)      $  (160,993)
                                                ===========       ===========       ===========       ===========

Net loss per common share:
-Basic
Net loss per common share                       $     (0.09)      $     (0.08)      $     (0.02)      $     (0.05)
                                                ===========       ===========       ===========       ===========

-Diluted
Net loss per common share                       $     (0.09)      $     (0.08)      $     (0.02)      $     (0.05)
                                                ===========       ===========       ===========       ===========

Weighted average number of common shares
outstanding
--Basic                                           3,083,460         2,927,460         3,043,212         2,927,460
                                                ===========       ===========       ===========       ===========
--Diluted                                         3,083,460         2,927,460         3,043,212         2,927,460
                                                ===========       ===========       ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                          Six Months ended

                                                                   June 30, 2004      June 30, 2003
                                                                   -------------      -------------
Cash flows from operating activities:
  Net loss                                                          $   (51,061)      $  (160,993)
  Adjustment to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization                                          74,316            80,684
  Amortization of deferred compensation                                  46,398             4,428
  Bad debt expense                                                      429,513           321,057
  Realized gain on sale of marketable securities                       (157,330)               --
  Tax benefit of stock options exercised                                137,680
  Deferred taxes                                                       (178,000)          285,715
  Changes in operating assets and liabilities:
       Accounts receivable                                             (409,989)         (459,170)
       Directories in progress                                          (37,897)          (89,402)
       Other current assets                                             123,579           (69,618)
        Other assets                                                     (4,412)               --
       Accounts payable and accrued expenses                           (488,690)         (160,088)
       Accrued commissions and commissions payable                       (9,743)           (6,637)
       Advance billing for unpublished directories                      590,894           836,637
       Income taxes payable                                                  --          (270,551)
                                                                    -----------       -----------
              Net cash provided by operating activities                  65,258           312,062
                                                                    -----------       -----------

Cash flows from investing activities:
   Proceeds from sale of marketable securities                        6,072,147         2,848,778
   Purchase of fixed assets                                             (24,969)          (99,832)
   Proceeds from sale of fixed assets                                        --            46,200
   Investment in marketable securities                               (1,787,637)       (2,665,066)
                                                                    -----------       -----------
             Net cash provided by investing activities                4,259,541           130,080
                                                                    -----------       -----------

Cash flows from financing activities:
    Dividend paid                                                      (744,113)               --
    Proceeds from forfeit of gain on sale of restricted stocks           10,279                --
    Proceeds from exercise of stock options                             156,142                --
                                                                    -----------       -----------

              Net cash used in financing activities                    (577,692)               --
                                                                    -----------       -----------

Net increase in cash                                                $ 3,747,106       $   442,142
Cash and cash equivalents, beginning of period                        1,201,819           202,420
                                                                    -----------       -----------
Cash and cash equivalents, end of period                            $ 4,948,925       $   644,562
                                                                    ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

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

3.    EARNINGS PER SHARE OF COMMON STOCK

      The Company has applied SFAS No. 128, "Earnings Per Share" in its calculation and presentation of earnings per share - "basic" and "diluted". Basic earnings per share are computed by dividing income available to common shareholders (the numerator) by the weighted average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. Because the company had incurred net losses for the periods presented, potential common stock has not been included in the computation of diluted loss per share as the effect would be anti-dilutive.

      There were 177,440 stock options and warrants not included in the diluted earnings per share calculation for the three and six months period ended June 30, 2004. For the respective three months and six months period ended June 30, 2003 there were 244,440 and 362,440 stock options and warrants not included in the diluted earning per share calculation.

4.    STOCK - BASED COMPENSATION

      As permitted by the SFAS No. 123, "Accounting for Stock Based Compensation", the Company accounts for stock-based compensation arrangements with employees in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees". Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company's stock and the exercise price of the option. No stock based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The Company accounts for equity instruments issued to non employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, or in Conjunction With Selling Goods or Services". All transactions with non employees, in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation to employees:

-----------------------------------------------------------------------------------------------------
                                    Three Months      Three Months       Six Months      Six Months
                                   Ended June 30,    Ended June 30,    Ended June 30,  Ended June 30,
                                        2004              2003             2004             2003
-----------------------------------------------------------------------------------------------------
Net loss as reported                $  (263,660)      $  (227,031)      $   (51,061)     $  (160,993)
----------------------------------------------------------------------------------------------------
Less: Total stock based                 (17,551)           (5,429)          (33,584)         (10,858)
employee compensation expenses
determined under fair value
based method for all awards
----------------------------------------------------------------------------------------------------
Net loss, pro forma                 $  (281,211)      $  (232,460)      $   (84,645)     $  (171,851)
----------------------------------------------------------------------------------------------------
Basic earnings per                  $     (0.09)      $     (0.08)      $     (0.02)     $     (0.05)
share, as reported
----------------------------------------------------------------------------------------------------
Pro forma                           $     (0.10)      $     (0.08)      $     (0.03)     $     (0.06)
----------------------------------------------------------------------------------------------------
Diluted earnings per                $     (0.09)      $     (0.08)      $     (0.02)     $     (0.05)
share, as reported
----------------------------------------------------------------------------------------------------
Pro forma diluted                   $     (0.10)      $     (0.08)      $     (0.03)     $     (0.06)
earnings per share
----------------------------------------------------------------------------------------------------

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

      Our principal directories are: the Jewish Israeli Yellow Pages, a bilingual, English and Hebrew, yellow page directory distributed free through local commercial and retail establishments in the New York metropolitan area and Florida. The Jewish Master Guide also known as The Kosher Yellow Pages, a yellow page directory designed to meet the special needs of the Hasidic and ultra-Orthodox Jewish communities in the New York metropolitan area and Florida. Blackbook photography, Blackbook Illustration, AR (Annual Report) 100 and The Complete Creative Industry Directory, the creative industries source books that have become the "Industry Standard" reference resource for finding photographers, illustrators, designers and business in the creative market place.

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

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Advertising revenues

Advertising revenues for the three months ended June 30, 2004 were $1,111,000 compared to $1,526,000 for the three months ended June 30, 2003, a decrease of $415,000. The decrease was primarily attributable to the lack of recognized revenues related to the New Yellow Manhattan Directory, which were recognized in the first quarter due to the sale of the publication, partly offset by the additional $447,000 recognized revenues of the Creative Industry Directory's first edition and increased sales of the tenth edition of the Jewish Master Guide Directory, both recognized in the second quarter.

Publishing costs

Publishing costs for the three months ended June 30, 2004 were $278,000 compared to $495,000, for the corresponding period in 2003, a decrease of $217,000. As a percentage of advertising revenues, publishing costs were 25.02% in the three month period ending June 30, 2004 compared to 32.44%, in the corresponding period in 2003. The decrease in publishing costs primarily reflects decrease in printing and distribution costs of the Creative Industry Directory compared to the New Yellow Manhattan Directory, previously published.

Selling expenses

Selling expenses for the three months ended June 30, 2004 were $ 486,000 compared to $524,000 for the corresponding period in 2003, a decrease of $38,000. This decrease in selling expenses was primarily attributable to a decrease in commission payments, primarily due to the lack of commissions' payments to the previously printed New Yellow Manhattan Directory.

Administrative and general costs

General and administrative expenses for the three months period ended June 30, 2004 were $872,000 compared to $838,000 for the same period in 2003, an increase of 4.05%. This increase is primarily attributable to increased bad debt expenses representing earlier write off made to some outstanding balances related to the sold New Yellow Manhattan Directory and increased legal fees due to litigation as described in Part II, Item 1.

Other income

For the three month period ended June 30, 2004, we had other income consisting of dividend, interest and realized gains of $126,000 compared to other income of $53,000 for the three month period ended June 30, 2003.

Benefit from income taxes

The benefit from income taxes for the three months ended June 30, 2004 was $136,000 compared to a benefit of $52,000 for the three months ended June 30, 2003. The Company recorded a deferred tax asset for the future benefit resulting from net losses incurred during the second quarter of 2004.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Advertising revenues

Advertising revenues for six months ended June 30, 2004 were $3,574,000 compared to $3,688,000 for the six months ended June 30, 2003, a decrease of $114,000. The decrease was primarily attributable to the deduction of recognized revenues related to the New Yellow Manhattan Directory (sold) partly offset by the additional $447,000 recognized revenues of the Creative Industry Directory's first edition and increased revenues of the tenth edition of the Jewish Master Guide Directory.

Publishing costs

Publishing costs for the six months ended June 30, 2004 were $599,000 compared to $833,000, for the corresponding period in 2003, a decrease of $234,000. As a percentage of advertising revenues, publishing costs were 16.76% in the six month period ending June 30, 2004 compared to 22.58%, in the corresponding period in 2003. The decrease in publishing costs primarily reflects the decrease in the printing and distribution costs of the ninth edition of the New Yellow Manhattan Directory. In addition, the Company had some disputes with one of its printers due to certain aspects of the printing agreement. As a result, the printer agreed to waive a total of approximately $100,000 related to the printing costs of two prior year publications.

Selling expenses

Selling expenses for the six months ended June 30, 2004 were $1,609,000 compared to $1,550,000 for the corresponding period in 2003, an increase of $59,000. This increase in selling expenses was primarily the result of higher commission rates paid for revenue generated by the Complete Industry Directory as well as the Jewish Master Guide Directory compared to commission rates paid for revenues generated by the New Yellow Manhattan Directory, previously published.

Administrative and general costs

General and administrative expenses for the six months period ended June 30, 2004 were $1,660,000 compared to $1,558,000 for the same period in 2003, an increase of 6.55%. This increase is primarily attributable to increased bad debt expenses representing earlier write off made to some out standing balances related to the sold New Yellow Manhattan Directory and increased salaries and legal fees due to litigation as described in Part II, Item 1.

Other income

For the six month period ended June 30, 2004, we had other income consisting of dividend, interest and realized gains of $246,000 compared to other income of $108,000 for the six month period ended June 30, 2003.

Provision for income taxes

The provision for income taxes for the six months ended June 30, 2004 was $3,000 compared to $16,000 for the six months ended June 30, 2003. The Company has recorded a deferred tax payable to reflect the future tax liability resulting from the different periods that Trademarks and other intangible assets are being amortized for financial statements and tax purposes.

Liquidity and Capital Resources

At June 30, 2004, we had cash and cash equivalents, marketable securities and short terms investments of $8,335,000 and working capital of $7,051,000 as compared to cash and cash equivalents, marketable securities and short terms investments of $7,339,000 and working capital of $5,686,000 at June 30, 2003. The increase in cash and cash equivalents and marketable securities also reflects the $1.3 million cash provided by the sale of the New Yellow directory received on August of 2003, offset by $744,000 dividend payments made on January 5, 2004. The increase in working capital primarily reflects the general growth in business activity and, decrease in accounts payable.

Net cash provided by operating activities was $65,000 for the six months ended June 30, 2004. For the comparable period in 2003, net cash provided by operating activities was $312,000. The decrease in net cash provided by operating activities reflects the cost of converting New Yellow sales force to sale Jewish Master Guide and the Complete Industry Directory.

Net cash provided by investing activities was $4,260,000 for the six months ended June 30, 2004 compared to net cash provided by investing activities of $130,000 for the comparable period in 2003. Net cash provided by investing activities was primarily the result of our sales of marketable securities and a change in our investment strategy.

Net cash used in financing activities for the six months ended June 30, 2004 was $578,000 whereas there were no net cash provided by financing activities for the comparable period in 2003. The net cash used in financing activities for the six months ended June 30, 2004 was accounted for by the dividend paid to the Company's shareholders on January 5, 2004, offset by the proceeds received from the exercise of stock options and the issuance of common shares, respectively.

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

Item 1. Legal Proceeding

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

      (ii) Representatives' warrants - 132,500 warrants registered and issued to the underwriters in connection with the IPO. The warrants were expired on May of 2004 without being exercised.

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
                                                                  -----------
                                                                  $ 1,701,237

(h)   Net proceeds: $6,423,763.

(i)   Amount of net offering proceeds used for the purposes listed below:

--------------------------------------------------------------------------------
Marketable securities                                         $   582,908
--------------------------------------------------------------------------------
New Yellow printing and distribution cost                     $ 5,134,703
--------------------------------------------------------------------------------
Investment in Blackbook Photography Inc.                      $   606,152
--------------------------------------------------------------------------------
Dune Medical Devices                                          $   100,000
--------------------------------------------------------------------------------

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

            31.1              Chief Executive Officer Certification pursuant to
                              section 302 of the Sarbanes-Oxley Act of 2002.

            31.2              Chief Financial Officer Certification pursuant to
                              section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Chief Executive Officer Certification as required under section 302 of the Sarbanes-Oxley Act of 2002.

            32.2 Chief Financial Officer Certification as required under section 302 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K:

      No reports on Form 8-K were filled with the Securities and Exchange Commission during the second quarter of 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DAG Media, Inc. (Registrant)


Date: August 3, 2004               By: /s/ Assaf Ran
                                   ---------------------------------
                                   Assaf Ran, President and Chief Executive


Date: August 3, 2004               By: /s/ Yael Shimor-Golan
                                   ---------------------------------
                                   Yael Shimor-Golan, Chief Financial Officer