Form 10QSB
period 2004-09-30
DAG MEDIA INC
filed 2004-10-25
CIK 1080340

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

                For the Quarterly Period Ended September 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 25, 2004, there were outstanding 3,152,190 shares of the issuer's common shares, $.001 par value.

      Transitional Small Business Disclosure Format             Yes |_| No |X|

                                 DAG MEDIA, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
                                TABLE OF CONTENTS

          Part I - FINANCIAL INFORMATION

                                                                                     Page Number
Item 1.   Financial Statements (unaudited)

          Balance Sheet at September 30, 2004                                        3

          Statements of Operations for the Three and Nine Months Periods Ended       4
          September 30, 2004 and 2003

          Statements of Cash Flows for the Nine Months Periods Ended September
          30, 2004 and 2003                                                          5

          Notes to Financial Statements                                              6

Item 2.   Management's Discussion and Analysis or Plan of Operation                  8

Item 3.   Controls and Procedures                                                    13

          Part II - OTHER INFORMATION

Item 6.   Exhibits                                                                   13

          SIGNATURES                                                                 14

          EXHIBITS                                                                   15

Item 1. FINANCIAL STATEMENTS

                                 DAG MEDIA, INC.
                                  BALANCE SHEET
                                   (unaudited)

                                                                                             September 30, 2004
                                                                                             ------------------
Assets

Current assets:

   Cash and cash equivalents                                                                     $  4,347,203
   Marketable securities                                                                            4,590,734
   Short term investment - insurance annuity contract - at fair value                               1,044,202
                                                                                                 ------------
            Total cash and cash equivalents, marketable securities and short terms investments      9,982,139

   Trade accounts receivable, net of allowance for doubtful accounts of $ 450,000                   1,620,193

   Directories in progress                                                                          1,328,918

   Other current assets                                                                               257,304
                                                                                                 ------------
         Total current assets                                                                      13,188,554

Property and equipment, net                                                                           217,226

Trademarks and other intangibles, net                                                                 275,518

Other assets                                                                                          118,863
                                                                                                 ------------
         Total assets                                                                            $ 13,800,161
                                                                                                 ============

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses                                                            $    265,928
Accrued commissions and commissions payable                                                           605,000
Advanced billing for unpublished directories                                                        2,793,983
Income tax payable                                                                                    670,248
                                                                                                 ------------
         Total current liabilities                                                                  4,355,159

Commitments and contingencies                                                                              --

Shareholders' equity:
         Preferred shares - $ .01 par value; 5,000,000 shares authorized; no shares
         issued                                                                                            --
         Common shares - $ .001 par value; 25,000,000 authorized; 3,152,190
         issued and 3,083,460 outstanding                                                               3,152
           Additional paid-in capital                                                               8,374,913
         Treasury stock, at cost- 68,730 shares                                                      (231,113)
         Deferred compensation                                                                        (31,478)
         Accumulated other comprehensive income                                                        35,284
           Retained earnings                                                                        1,314,244
                                                                                                 ------------
                Total shareholders' equity                                                          9,465,002
                                                                                                 ------------
                Total liabilities and shareholders' equity                                       $ 13,800,161
                                                                                                 ============

The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

------------------------------------------------------------------------------------------------------------------
                                               Three Months Ended September 30,    Nine Months Ended September 30,
                                               --------------------------------    -------------------------------
------------------------------------------------------------------------------------------------------------------
                                                     2004             2003              2004              2003
                                                  ----------      -----------       -----------       -----------
-----------------------------------------------------------------------------------------------------------------
Advertising revenues                              $1,986,744      $ 2,043,232       $ 5,027,356       $ 5,580,216
-----------------------------------------------------------------------------------------------------------------
Publishing costs                                     225,496          225,892           772,837           928,910
                                                  ----------      -----------       -----------       -----------
-----------------------------------------------------------------------------------------------------------------
Gross Profit                                       1,761,248        1,817,340         4,254,519         4,651,306
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Operating costs and expenses:
-----------------------------------------------------------------------------------------------------------------
Selling expenses                                     963,068          922,110         2,280,664         2,372,402
-----------------------------------------------------------------------------------------------------------------
Administrative and general costs                     745,178          730,794         2,015,866         1,899,490
                                                  ----------      -----------       -----------       -----------
-----------------------------------------------------------------------------------------------------------------
Total operating costs and expenses                 1,708,246        1,652,904         4,296,530         4,271,892
                                                  ----------      -----------       -----------       -----------
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Gain (loss) from operations                           53,002          164,436           (42,011)          379,414
                                                  ----------      -----------       -----------       -----------
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Other income                                          84,735           95,546           328,520           200,747
-----------------------------------------------------------------------------------------------------------------
Gain from sale of the New Yellow Directory                --        1,207,997                --         1,207,997
                                                  ----------      -----------       -----------       -----------
-----------------------------------------------------------------------------------------------------------------
Total other income                                    84,735        1,303,543           328,520         1,408,744
                                                  ----------      -----------       -----------       -----------
-----------------------------------------------------------------------------------------------------------------
Income from continuing operations before             137,737        1,467,979           286,509         1,788,158
provision for income taxes                        ----------      -----------       -----------       -----------
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Provision for income taxes                           134,340          189,764           134,340           205,601
                                                  ----------      -----------       -----------       -----------
-----------------------------------------------------------------------------------------------------------------
Income from continuing operations                 $    3,397      $ 1,278,215       $   152,169       $ 1,582,557
                                                  ----------      -----------       -----------       -----------
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Discontinued operations:
-----------------------------------------------------------------------------------------------------------------
Gain on the sale of Blackbook, net of tax          1,169,213               --         1,169,213                --
effect of $770,000
-----------------------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations            16,480         (139,786)         (183,352)         (431,561)
net of tax benefit of $120,000                    ----------      -----------       -----------       -----------
-----------------------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations         1,185,693         (139,786)          985,861          (431,561)
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Net income                                        $1,189,090      $ 1,138,429       $ 1,138,030       $ 1,150,996
                                                  ==========      ===========       ===========       ===========
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Net income (loss) per common share - Basic
-----------------------------------------------------------------------------------------------------------------
Continuing operations                                   0.00             0.44              0.05              0.54
-----------------------------------------------------------------------------------------------------------------
Discontinuing operations                                0.38            (0.05)             0.31             (0.15)
                                                  ----------      -----------       -----------       -----------
-----------------------------------------------------------------------------------------------------------------
Total net income per common share - Basic         $     0.38      $      0.39       $      0.36       $      0.39
                                                  ==========      ===========       ===========       ===========
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Net income (loss) per common share - Diluted
-----------------------------------------------------------------------------------------------------------------
Continuing operations                                   0.00             0.43              0.04              0.51
-----------------------------------------------------------------------------------------------------------------
Discontinuing operations                                0.37            (0.05)             0.31             (0.14)
                                                  ----------      -----------       -----------       -----------
-----------------------------------------------------------------------------------------------------------------
Total net income per common share -               $     0.37      $      0.38       $      0.35       $      0.37
Diluted                                           ==========      ===========       ===========       ===========
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Weighted average number of common
shares outstanding
-----------------------------------------------------------------------------------------------------------------
--Basic                                            3,152,190        2,929,895         3,125,455         2,928,281
                                                  ==========      ===========       ===========       ===========
-----------------------------------------------------------------------------------------------------------------
--Diluted                                          3,237,608        3,011,636         3,230,197         3,102,791
                                                  ==========      ===========       ===========       ===========
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                         Nine Months ended

                                                                              September 30, 2004    September 30, 2003
                                                                              ------------------    ------------------
Cash flows from operating activities:
  Net income                                                                       $ 1,138,030          $ 1,150,996
  Adjustment to reconcile net income to net cash (used in) provided by operating activities:
  Depreciation and amortization                                                        102,403               85,464
  Gain on sale of New Yellow Directory                                                      --           (1,207,997)
  Gain on sale of Blackbook Photography Inc.                                        (1,939,213)                  --
  Amortization of deferred compensation                                                 49,522               11,198
  Bad debt expense                                                                     524,926              667,261
  Realized gain on sale of marketable securities                                      (191,989)                  --
  Non cash option expense                                                               16,092                   --
  Tax benefit of stock options exercised                                               137,680                   --

  Deferred taxes                                                                       (63,571)            (192,635)
  Changes in operating assets and liabilities net of disposition of Blackbook
Photography, Inc.
       Accounts receivable                                                            (486,514)            (604,892)
       Directories in progress                                                         322,070              396,023
       Other current assets                                                             85,814              (29,938)
        Other assets                                                                    (4,412)                  --
       Accounts payable and accrued expenses                                          (342,968)              31,947
       Accrued commissions and commissions payable                                     (61,817)             (19,000)
       Advance billing for unpublished directories                                      11,006             (673,305)
       Income taxes payable                                                            581,248              201,213
       Assets and liabilities from discontinued operation                                   --              416,139
                                                                                   -----------          -----------
              Net cash (used in) provided by operating activities                     (121,693)             232,474
                                                                                   -----------          -----------

Cash flows from investing activities:
   Proceeds from sale of marketable securities                                       7,328,008            4,460,453
   Purchase of fixed assets                                                            (24,969)            (126,933)
   Investment in marketable securities move                                         (5,258,515)          (5,727,209)
   Proceeds from sale of fixed assets                                                       --               46,200
   Cash received on sale of New Yellow Directory, net of expenses                           --            1,207,997
   Cash received on sale of Blackbook Photography Inc., net of expenses
    and amounts in escrow and cash surrendered on sale                               1,800,245                   --
   Investment in Dune Medical Devises Ltd.                                                  --             (100,000)
                                                                                   -----------          -----------
             Net cash provided by (used in) investing activities                     3,844,769             (239,492)
                                                                                   -----------          -----------

Cash flows from financing activities:
    Dividend paid                                                                     (744,113)                  --
    Proceeds from forfeit of gain on sale of restricted stocks                          10,279                   --
    Proceeds from exercise of stock options                                            156,142               10,640
                                                                                   -----------          -----------
              Net cash (used in) provided by financing activities                     (577,692)              10,640
                                                                                   -----------          -----------

Net increase in cash                                                               $ 3,145,384          $     3,622
Cash and cash equivalents, beginning of period                                       1,201,819              131,611
                                                                                   -----------          -----------
Cash and cash equivalents, end of period                                           $ 4,347,203          $   135,233
                                                                                   ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

1.    THE COMPANY

The accompanying unaudited financial statements of DAG Media, Inc. ("DAG" or the "Company") included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2003 and the notes thereto included in the Company's 10-KSB. Results of operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year.

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

2.    RECENT TECHNICAL ACCOUNTING PRONOUNCEMENTS

      Management does not believe that any recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company's financial statements.

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

The numerator in calculating both basic and diluted earnings per common share for each period is the reported net income. The denominator is based on the following weighted average number of common shares:

-------------------------------------------------------------------------------------------------------------
                                                Three Months Ended                  Nine Months Ended
                                                   September 30,                      September 30,
-------------------------------------------------------------------------------------------------------------
                                               2004              2003            2004               2003
                                               ----              ----            ----               ----
-------------------------------------------------------------------------------------------------------------
Basic                                       3,152,190         2,929,895       3,125,455          2,928,281
-------------------------------------------------------------------------------------------------------------
Incremental shares for assumed                 85,418            81,741         104,742            174,510
conversion of options
-------------------------------------------------------------------------------------------------------------
Diluted                                     3,237,608         3,011,636       3,230,197          3,102,791
-------------------------------------------------------------------------------------------------------------

      There were 267,440 and 162,440 stock options and warrants not included in the diluted earnings per share calculation for the three and nine months period ended September 30, 2004, respectively. For the respective three months and nine months period ended September 30, 2003 there were 106,440 and 21,440, respectively, stock options and warrants not included in the diluted earning per share calculation.

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation to employees:

----------------------------------------------------------------------------------------------------------------
                                        Three Months       Three Months         Nine Months        Nine Months
                                        ------------       ------------         -----------        -----------
                                           Ended               Ended               Ended               Ended
                                           -----               -----               -----               -----
                                        September 30,      September 30,       September 30,       September 30,
                                        -------------      -------------       -------------       -------------
                                            2004                2003                2004                2003
                                            ----                ----                ----                ----
----------------------------------------------------------------------------------------------------------------
Net income, as reported                $   1,189,090       $   1,138,429       $   1,138,030       $   1,150,996
----------------------------------------------------------------------------------------------------------------
Less: Total stock based                      (32,738)            (28,240)            (66,322)            (39,098)
employee compensation expenses
determined under fair value based
method for all awards
----------------------------------------------------------------------------------------------------------------
Net income, pro forma                  $   1,156,352       $   1,110,189       $   1,071,708       $   1,111,898
----------------------------------------------------------------------------------------------------------------
Basic earnings per share,              $        0.38       $        0.39       $        0.36       $        0.39
as reported
----------------------------------------------------------------------------------------------------------------
Pro forma                              $        0.37       $        0.38       $        0.34       $        0.38
----------------------------------------------------------------------------------------------------------------
Diluted earnings per                   $        0.37       $        0.38       $        0.35       $        0.37
share, as reported
----------------------------------------------------------------------------------------------------------------
Pro forma diluted                      $        0.36       $        0.38       $        0.33       $        0.36
earnings per share
----------------------------------------------------------------------------------------------------------------

5.    SIGNIFICANT EVENTS

On August 24, 2004, the company sold its wholly owned subsidiary, Blackbook Photography Inc. to Modern Holdings Incorporated, for $2.25 million. Under the stock purchase agreement, - $2.125 million was paid in cash at the closing and the additional $125,000 will be held in escrow for the next twelve months pending the resolution of certain open matters. The Company recorded a gain on the sale of the Blackbook amounting to $1,289,213 which is net of $650,000 for income taxes and $316,311 for finder's fee, compensation to sales franchisees, bonuses to employees and legal expenses.

Accordingly, the company has reflected the sale of the Blackbook as a discontinued operation in the accompanying financial statements. As a result, revenues, publishing costs, and related expenses have been reclassified in the statement of operations and shown separately as a net amount under the caption loss from discontinued operation for all periods presented. Accordingly the company recorded a loss from discontinued operation totaling $103,520 and $139,785 for the three-month periods ended September 30, 2004 and 2003, respectively, and a loss from discontinued operation totaling $303,352 and $431,561 for the nine-month periods ended September 30, 2004 and 2003, respectively. Net revenue from the discontinued operations was $234,740 and $135,006 for the three month periods ended September 30, 2004 and 2003, and net revenue from the discontinued operation was $799,619 and $285,644 for the nine month periods ended September 30, 2004 and 2003.

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

      We publish and distribute print and online business directories for domestic niche markets. Our principal source of revenue comes from the sale of ads in these directories. As a sales incentive we also provide our advertisers with added values, such as referral services and consumer discount club. We also operate Internet portals, JewishYellow.com targeting worldwide Jewish communities and JewishMasterguide.com, targeting the ultra-orthodox and Hasidic communities as well as Newyellow.com.

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

      Blackbook Photography Inc., Dag Media's wholly owned subsidiary was sold on August 24, 2004 to Modern Holdings Incorporated for $2.25 million.

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

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Advertising revenues

Advertising revenues for the three months ended September 30, 2004 were $1,987,000 compared to $2,043,000 for the three months ended September 30, 2003, a decrease of $56,000. The decrease was primarily attributable to the slight decrease in recognized revenue related to the Jewish Yellow Pages Directory, recognized in the third quarter.

Publishing costs

Publishing costs for the three months ended September 30, 2004 were $225,000 compared to $226,000, for the corresponding period in 2003, a decrease of $1,000. As a percentage of advertising revenues, publishing costs were 11.32% in the three month period ending September 30, 2004 compared to 11.06%, in the corresponding period in 2003. The publishing costs for the quarter ended September 30, 2004 and the corresponding period in 2003 primarily reflect the printing and distribution costs of the Jewish Yellow Pages Directory.

Selling expenses

Selling expenses for the three months ended September 30, 2004 were $ 963,000 compared to $922,000 for the corresponding period in 2003, an increase of $41,000. This increase in selling expenses was primarily attributable to more sales made by agencies with higher commission rates versus sales made by representatives who work directly for the company.

Administrative and general costs

General and administrative expenses for the three months period ended September 30, 2004 were $745,000 compared to $731,000 for the same period in 2003, an increase of 1.92%. This increase is primarily attributable to increased legal fees.

Other income

For the three month period ended September 30, 2004, we had other income consisting of dividends, interest and realized gains of $85,000 compared to other income of $96,000 and gain from sale of the New Yellow Manhattan Directory of $1,208,000 for the three month period ended September 30, 2003.

Discontinued Activity

On August 24, 2004, the company sold its wholly owned subsidiary, Blackbook Photography Inc. to Modern Holdings Incorporated, for $2.25 million. The Company's net profit from the sale, after direct related costs of finder's fee, compensation to sales franchisees, bonuses to employees and payments to legal advisors, before provision for income taxes, totaled $1.169 million in addition to a gain from operation of $16,000. Net gain from discontinued operations totaled $1.186 million.

Provision for income taxes

The provision for income taxes for the three months ended September 30, 2004 was $134,000 compared to a provision of $190,000 for the three months ended September 30, 2003. The Company used its deferred tax asset incurred during the second quarter of 2004 to decrease its income tax liabilities.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Advertising revenues

Advertising revenues for nine months ended September 30, 2004 were $5,027,000 compared to $5,580,000 for the nine months ended September 30, 2003, a decrease of $553,000. The decrease was primarily attributable to the deduction of recognized revenues related to the New Yellow Manhattan Directory ninth edition
(sold) partly offset by the increase in recognized revenues of the tenth edition of the Jewish Master Guide Directory.

Publishing costs

Publishing costs for the nine months ended September 30, 2004 were $773,000 compared to $929,000, for the corresponding period in 2003, a decrease of $156,000. As a percentage of advertising revenues, publishing costs were 15.37% in the nine month period ending September 30, 2004, compared to 16.65% in the corresponding period in 2003. The decrease in publishing costs primarily reflects the decrease in the printing and distribution costs of the ninth edition of the New Yellow Manhattan Directory.

Selling expenses

Selling expenses for the nine months ended September 30, 2004 were $2,281,000 compared to $2,372,000 for the corresponding period in 2003, a decrease of $91,000. This decrease in selling expenses was primarily the result of the general decreased in sales offset by higher commission rates paid for revenue generated by the Jewish Master Guide Directory compared to commission rates paid for revenues generated by the New Yellow Manhattan Directory, previously published.

Administrative and general costs

General and administrative expenses for the nine month period ended September 30, 2004 were $2,016,000 compared to $1,899,000 for the same period in 2003, an increase of 6.16%. This increase is primarily attributable to increased salaries, advertising costs and legal fees

Other income

For the nine month period ended September 30, 2004, we had other income consisting of dividend, interest and realized gains of $329,000 compared to other income of $201,000 and gain from sale of the New Yellow Manhattan Directory of $1,208,000 for the nine month period ended September 30, 2003.

Discontinued Activity

On August 24, 2004, the company sold its wholly owned subsidiary, Blackbook Photography Inc. to Modern Holdings Incorporated, for $2.25 million. The Company's net profit from the sale, after direct related costs of finder's fee, compensation to sales franchisees, bonuses to employees and payments to legal advisors, before provision for income taxes, totaled $1.169 million in addition to a loss from operation of $183,000. Net gain from discontinued operation totaled $986,000.

Provision for income taxes

The provision for income taxes for the nine months ended September 30, 2004 was $134,000 compared to $206,000 for the nine months ended September 30, 2003. The Company used its deferred tax asset incurred during the second quarter of 2004 to decrease its income tax liabilities for the period.

Liquidity and Capital Resources

At September 30, 2004, we had cash and cash equivalents, marketable securities and short term investments of $9,982,000 and working capital of $8,853,000 as compared to cash and cash equivalents, marketable securities and short term investments of $8,320,000 and working capital of $6,901,000 at September 30, 2003. The increase in cash and cash equivalents and marketable securities also reflects the $2.125 million cash provided by the sale of Blackbook Photography Inc. received in August of 2004. The increase in working capital primarily reflects the increase in cash offset by decrease in accounts receivable and $744,000 dividend payments to shareholders made on January 5, 2004.

Net cash used in operating activities was $122,000 for the nine months ended September 30, 2004. For the comparable period in 2003, net cash provided by operating activities was $232,000. The decrease in net cash provided by operating activities reflects the cost of converting the New Yellow sales force to a sale force for Jewish Master Guide and increased legal fees.

Net cash provided by investing activities was $3,845,000 for the nine months ended September 30, 2004 compared to net cash used in investing activities of $239,000 for the comparable period in 2003. Net cash provided by investing activities was primarily the result of our sales of marketable securities and a change in our investment strategy as well as the net cash received from the sale of the Blackbook Photography Inc.

Net cash used in financing activities for the nine months ended September 30, 2004 was $599,000 compared to net cash provided by financing activity in the corresponding period in 2003 of $11,000. The net cash used in financing activities for the nine months ended September 30, 2004 was accounted for by the dividend paid to the Company's shareholders on January 5, 2004, offset by the proceeds received from the exercise of stock options and the issuance of common shares, respectively.

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

Item 3. CONTROLS AND PROCEDURES

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

(b) Changes in Internal Control Over Financial Reporting. There was no change in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                            PART II-OTHER INFORMATION

Item 6. EXHIBITS

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

                                   DAG Media, Inc. (Registrant)


Date: October 25, 2004                         By: /s/ Assaf Ran
                                        -----------------------------
                                   Assaf Ran, President and Chief Executive


Date: October 25, 2004                     By: /s/ Yael Shimor-Golan
                                        ---------------------------------
                                   Yael Shimor-Golan, Chief Financial Officer