Form 10KSB
period 2004-12-31
DAG MEDIA INC
filed 2005-03-04
CIK 1080340

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

      Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

      For the Fiscal Year ended December 31, 2004

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
     (State or other jurisdiction                   (I.R.S. Employer
   of incorporation or organization)               Identification No.)

                    125-10 Queens Blvd. Kew Gardens, NY 11415
               (Address of Principal Executive Office) (Zip Code)

                    Issuer's telephone number (718) 520-1000

Securities registered under Section 12(b) of the Exchange Act:

                                                      Name of Each Exchange
     Title of Each Class                               on Which Registered
     -------------------                               -------------------

                                      None

Securities Registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share
                                (Title of class)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

      For the year ended December 31, 2004, the revenues of the registrant were $5,949,000. The aggregate market value of the voting and non-voting common equity stock of the registrant held by non-affiliates of the registrant, based on the closing price on the Nasdaq SmallCap Market on March 2, 2005 of $ 4.066, was approximately $ 7,159,071.

      As of March 3, 2005 the registrant has a total of [3,101,460] shares of Common Stock issued outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                 DAG MEDIA, INC.
                            Form 10-KSB Annual Report
                                TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
PART I
   Item 1.  Description of Business.........................................................       4
   Item 2.  Description of Property.........................................................      11
   Item 3.  Legal Proceedings...............................................................      11
   Item 4.  Submission of Matters to a Vote of Security Holders.............................      12

PART II
   Item 5.  Market for Common Equity and Related Stockholder Matters........................      12
   Item 6.  Management's Discussion and Analysis or Plan of Operation.......................      13
   Item 7.  Financial Statements............................................................      22
   Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial
            Disclosure......................................................................      22

PART III
   Item 9.  Directors and Executive Officers of the Registrant..............................      23
   Item 10. Executive Compensation..........................................................      26
   Item 11. Security Ownership of Certain Beneficial Owners and Management and Related
            Stockholders Matters............................................................      27
   Item 12. Certain Relationships and Related Transactions..................................      29
   Item 13. Exhibits List and Reports on Form 8-K...........................................      29
   Item 14. Principal Accountant Fees and Services..........................................      30

SIGNATURES..................................................................................      32

EXHIBITS....................................................................................      33

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

                                     PART I

Item 1. Description of Business

      We publish and distribute print and online business directories for domestic niche markets, in the nation. Our principal source of revenue comes from the sale of ads in these directories. As a sales incentive we also provide our advertisers with added values, such as referral services and a consumer discount club. We also operate Internet portals, JewishYellow.com targeting worldwide Jewish communities and JewishMasterGuide.com, targeting the ultra-orthodox and Hasidic communities.

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

      Blackbook Photography Inc., our wholly owned subsidiary was sold on August 24, 2004 to Modern Holding Incorporated for $2.25 Million.

Products and services

      The Jewish Israeli Yellow Pages. The Jewish Israeli Yellow Pages is a bilingual, yellow page directory that is distributed free through local commercial and retail establishments in the New York metropolitan, New Jersey and Florida. All ads in the Jewish Israeli Yellow Pages are in English and Hebrew unless the advertiser specifically requests that the ad be in English only. The Jewish Israeli Yellow Pages is organized according to the Hebrew alphabet, although it is indexed in both Hebrew and English. We believe that the Jewish Israeli Yellow Pages is used principally by persons whose native language is Hebrew and by other members of the Jewish community whether or not they speak Hebrew. The Jewish Israeli Yellow Pages was first published in February 1990 and has been published in February and August of each year since 1991. The Jewish Israeli Yellow Pages is also available online at our web site JewishYellow.com.

      The layout, design, editing and proofreading for the Jewish Israeli Yellow Pages is done domestically. Since August 2004, the directory has been printed domestically by Quebecor World (USA) Inc., and is no longer shipped to Israel for printing. The printed directories are transported to our main office in New York for distribution. We believe that replacing the Israeli printer - HaMakor with the domestic directory printer - Quebecor has lowered our cost, including shipping cost, improved the quality of the directory and increased our responsiveness to customers. Quebecor is a well-known printer who specializes in printing of Yellow Pages directories and is known for its printing quality, high standards and timely service.

      The Jewish Master Guide. (Also known as the Kosher Yellow Pages) In October 1998 we published the first edition of the Jewish Master Guide, a yellow page directory designed to meet the special needs of the Hasidic and ultra-Orthodox Jewish communities in the New York metropolitan area. We produce the Jewish Master Guide and its similar companion, the Kosher Yellow Pages, in the same manner as the Jewish Israeli Yellow Pages, and starting with the December 2003 edition, we have printed these Guides domestically with Quebecore World (USA) Inc, a directory printer. The Jewish Master and Kosher Guides differ from the Jewish Israeli Yellow Pages in that they are published in English only, and they do not advertise products or services that might offend the Hasidic and ultra-Orthodox Jewish communities. Distribution is accomplished by placing copies of the directories in synagogues, community centers and businesses located in Hasidic and ultra-Orthodox neighborhoods. The Jewish Master and Kosher Guides are also available online at our web site www.JewishMasterGuide.com and www.theonlykosherdirectory.com.

We provide the following additional services for our advertisers.

      www.dagmedia.com Our web site, launched in 1995, serves as a "portal" with links to a variety of sites on the web, particularly those that carry information and news that may be of particular interest to specified users. We also develop web sites for our advertisers for a fee. We further enhanced our web site by providing links community-focused yellow page directories, by including information and by creating strategic alliances with other Internet portals.

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

      Discount Club. We established a program under which participating advertisers have agreed to give discounts to customers who introduce the specific directory's Discount Card. This card is distributed with the directories or can be ordered directly from our offices. By presenting the card at participating establishments, consumers can receive up to 10% discounts.

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

Growth strategy

      On January 7, 2005, the Company announced its intention to sell its classified directories business, consisting of the Jewish Israeli Yellow Pages and the Master or Kosher Guide. The sale would include applicable trademarks, tradenames and other intellectual property. The Company decided to seek a buyer for its directories business because the complexity, scale and probable margins of this business makes the costs of compliance with new regulatory requirements for public companies, under Sarbanes Oxley and other government strictures, prohibitive.

      While seeking to sell our classified directories business we will seek to acquire a new potentially larger and more profitable business, more suitable for operation in a publicly traded company. The Company believes that sale of its directories business and acquisition of a new business more suitable for operation in a public company is the best way to enhance shareholder value and optimize asset growth.

      In the meantime, the Company will continue to publish and expand its existing niche and ethnic directories and maintain our expansion capability through the retention of additional sales personnel and sales offices.

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

      In order to prepare for the growth of the Company's directories in 2005, during fiscal year 2004 we hired and trained new sales representatives to promote and sell for all of the Company's directories. By the end of 2004 we dedicated six sales offices for advertisement sales for the Jewish Israeli Yellow Pages Directory and five offices dedicated for advertisement sales for the Jewish Master Guide Directory. In 2004, we opened a new sales office of the Jewish Master Guide Directory in Astoria NY.

Sales

      Advertisements for the directories are sold through our network of trained sales representatives, some of which are directly employed by the Company and some of which are sales agencies, paid solely on a commission basis. There are approximately 100 sales representatives in our network including those employees hired by the respective sales agencies with which we have agency agreements. In 2004, we opened a new sales office for the Jewish Master Guide Directory in Astoria, New York.

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

      We are responsible for training programs and training materials to our sales offices. Each sales representative, whether retained directly by us or by one of our sales agencies, is trained by his direct sales manager. Generally, training consists of a one-day orientation, during which one of our sales managers educates the sales representative about our business and operations, and a two-week period during which the sales representative receives extensive supervision and support from a sales manager or another experienced sales representative.

      Under the Company's agreements with its sales representatives, commissions for employees and independent contractors are paid upon collection. According to the Company's commission payments policy any collections made for sale of ad space for the Company's yellow pages directories are subject to commission payments with no time limit.

Marketing strategy

      We are now focused on the potential sale of our classified directories business and are actively looking for a suitable buyer because the complexity, scale and probable margins of this business makes the costs of compliance with new regulatory requirements for public companies, under Sarbanes Oxley and other government strictures, prohibitive.

      At the same time, seeking to acquire a new potentially larger and more profitable business, more suitable for operation in a publicly traded company.

      The Jewish Israeli Yellow Pages and Jewish Master Guide are marketed to the Jewish and Israeli communities living in the New York metropolitan area, New Jersey, Connecticut and Florida. According to the American Jewish Congress, there are approximately two million Jews living in this market, representing approximately 10.6% of the total population. We believe that the Jewish population has higher than average disposable income, is well educated and possesses a strong sense of community. In addition, while there is no precise data as to the number of Israeli immigrants living in these areas, we believe the number is substantial. Moreover, a significant number of Israeli tourists visit the area annually. Accordingly, we believe that advertisers are attracted to the Jewish Israeli Yellow Pages as a way to advertise directly to this market.

      We further believe that the Jewish population in our covered areas is likely to use the Jewish Israeli Yellow Pages because of the impression that businesses that advertise in the Jewish Israeli Yellow Pages support or are affiliated with the Jewish community. In the case of the Jewish Master Guide, users can be comfortable that none of its advertisers will offend their religious beliefs. We also believe that our advertising rates are attractive, particularly to small businesses that cannot afford to advertise in the other mainstream Yellow Page directories.

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

Competition

      In our markets, the yellow page advertising market is dominated by Verizon, Bell South, SBC and Yellow book. In addition, there are a number of independent publishers of yellow page directories, including bilingual directories for specific ethnic communities. There are also independent publishers of yellow page directories that publish community or neighborhood directories. However, we are not aware of any other Hebrew-English yellow page directories in the area.

By focusing on the special needs of the Hebrew speaking, we believe that we have identified niche markets that allow us to compete effectively with our larger rivals.

      Even though both the Jewish Israeli Yellow Pages and the Master /Kosher Guide directories have no significant competition there are virtually no barriers to entry in this market, and any company with a reasonable amount of capital, is a potential competitor.

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

Intellectual property

      To protect our rights to our intellectual property, we rely on a combination of federal, state and common law trademarks, service marks and trade names, copyrights and trade secret protection. We have registered some of our trademarks and service marks in the Federal Trademarks & Patents Office, of the United States and some of our trade names in New York and New Jersey states. In addition, every directory we publish has been registered with the United States copyright office. The protective steps we have taken may be inadequate to deter misappropriation of our proprietary information. We may be unable to detect the unauthorized use of, or take steps to enforce, our intellectual property rights. In addition, although we believe that our proprietary rights do not infringe on the intellectual property rights of others, other parties may assert infringement claims against us or claims that we have violated a trademark, trade name, service mark or copyright belonging to them. These claims, if meritorious could require us to license other rights or subject us to damages and, even if not meritorious, could result in the expenditure of significant financial and managerial resources on our part.

Employees

      As of December 31, 2004 we employed a total of 24 people, including full-time, part- time and temporary employees as well as services providers all of whom are filling executive, managerial and administrative positions at the accounting and production departments. Finally, we had a network of approximately 100 sales representatives, 7 contracted by us and 93 hired by the sales agencies that sell ads for our directories. We believe that our relationships with our employees and contractors are good. None of our employees is represented by a labor union.

CERTAIN RISK FACTORS THAT MAY AFFECT GROWTH AND PROFITABILITY

The following factors may affect the growth and profitability of the Company and should be considered by any prospective purchaser of the Company.

      Verizon and other existing or potential competitors have significant competitive advantages.

      Many of our competitors might present new aggressive pricing to our markets. Few of our competitors (such as Verison and SBC) have significant operating and financial advantages. Our competitors' advantages include:

      1     greater financial, personnel, technical and marketing resources;

      2     superior systems;

      3     stronger relationships with advertisers;

      4     greater production capacity;

      5     better-developed distribution channels;

      6     greater name recognition; and

      7     greater added value to the services provided.

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

      We cannot predict paper prices fluctuation and its effectiveness on the Company's profitability.

      We cannot predict paper prices. Higher prices would tend to negatively affect our profitability. Publishing costs may vary as it corresponds to the particular requirements of the directory being published and on the prevailing paper costs.

      Our growth depends on the continued services of Assaf Ran.

      We depend on the continued services of Assaf Ran, our founder, president and chief executive officer. Mr. Ran supervises all aspects of our business, including our sales force and production staff. Mr. Ran has the personal relationships with the principals of our key service Quebecor World Directory Group. Mr. Ran maintains a good relationship with the heads of our independent sales agencies that provide about three-quarters of our sales force. If Mr. Ran's employment terminates, our relationships with our key suppliers and vendors may be jeopardized. Mr. Ran has entered into an employment agreement that is subject to automatic one-year renewals on June 30th of every year, unless either party gives the other a termination notice at least 180 days prior to this date. In addition, we have purchased a $500,000 key man life insurance policy on Mr. Ran.

      We cannot predict the future costs of Sarbanes Oxley section 404 implementation

      We cannot predict the future costs to the Company of compliance with Sarbanes Oxley section 404 and related regulatory requirements. Since January 5, 2005, the Company has been seeking to acquire a new potentially larger, more profitable and more suitable operation for a publicly traded entity combined with our intention to sell our classified directories business. At this time, we cannot predict future effect of these transactions, if any, on our financial statements or how complicated and costly the implementation process will be.

Item 2. Description of Property

      Our executive and principal operating office is located in Queens, New York in 3,000 square feet. This space is occupied under a lease that expires November 31, 2008. The monthly rent is $5,058. Through 2004, we have also maintained a sales office at 7th Avenue, Manhattan under a lease agreement expiring on January 2007 for $1,805 per month. Starting in June 2004, we leased an additional sales office in Astoria NY, under a lease agreement that expires on May 2007 for $1,400 per month.

Item 3. Legal proceedings

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

      On February 24, 2004 the Jewish Sephardic YellowPages Ltd. (the "Plaintiff") filed a claim against the Company in the U.S. District Court for the

Eastern District of New York, challenging the Company's ownership of its federally registered trademark "Kosher Yellow Pages" and seeking declaratory judgment, injunctive relief and compensatory and punitive monetary damages against the Company in connection with the Company's use of the trademark. The Company filed an answer on April 7, 2004 vigorously denying plaintiff's claims and asserting that there is no basis for liability. The Company has also asserted a counterclaim and third party complaint against Plaintiff and the Plaintiff's owner in which it seeks a declaratory judgment that the Company is the rightful owner of the mark "the Kosher Yellow Pages", and seeking injunctive relief, compensatory and punitive monetary damages and other relief against the continuing, unauthorized use of this trademark by the Plaintiff. As of December 31, 2004, we asked for the court permission to file a motion for summary judgment, which was granted, by the court.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(a)   Market Information

      The Company's Common Stock is traded on The Nasdaq SmallCap Market under the symbol "DAGM".

The following table sets forth the high and low bid prices as quoted by The Nasdaq SmallCap Market in the years 2004 and 2003. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                                     Bid Price
                                                     ---------
                                                 High          Low
        -----------------------------------------------------------
                       2003
        -----------------------------------------------------------
        First Quarter                           $1.95        $1.51
        -----------------------------------------------------------
        Second Quarter                          $3.49        $1.60
        -----------------------------------------------------------
        Third Quarter                           $4.20        $1.84
        -----------------------------------------------------------
        Fourth Quarter                          $4.34        $3.00
        -----------------------------------------------------------
                       2004
        -----------------------------------------------------------
        First Quarter                           $7.60        $3.23
        -----------------------------------------------------------
        Second Quarter                          $6.69        $3.81
        -----------------------------------------------------------
        Third Quarter                           $3.96        $2.81
        -----------------------------------------------------------
        Fourth Quarter                          $5.62        $3.25
        -----------------------------------------------------------

(b)   Holders

As of March 3, 2005, the approximate number of record holders of the Common Stock of the Company was 15 but the Company estimates that it has more than

450 beneficial owners.

(c)   Dividends

Due to the increase in both income and cash related to the Company's sale of the Blackbook photography Inc. the Company declared dividend of $0.28 cents per share to all shareholders of record on December 1, 2004. The dividend was paid on January 5th, 2005. We also announced the payment of $0.25 per share quarterly dividend during 2005.

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

Overview

      We currently publish and distribute business directories in print and online. We also operate several web sites that complement our directories. The principal source of revenues is derived from the sales of ads in our print and online services. Our yellow pages directories target the niche of the Jewish and Israeli communities living in the New York metropolitan area, New Jersey and Florida. As a sale incentive the Company may also provide added values to the Yellow Pages advertisers such as referral services and consumer discount club.

      We operate several websites: JewishYellow.com, targeting worldwide Jewish communities, JewishMasterguide.com, targeting the ultra-orthodox and Hasidic communities. Our principal source of revenue derives from the sale of ads in our print and online directories.

      On August 24, 2004, the Company sold its wholly owned subsidiary, Blackbook Photography Inc. to Modern Holdings Incorporated, for $2.25 million. Under the stock purchase agreement, $2.125 million was paid in cash at the closing and the additional $125,000 will be held in escrow for the next twelve months pending the resolution of certain open matters. The Company recorded a gain on the sale of the Blackbook net of loss from the operation of Blackbook, amounting to $ 930,000 which is net of $619,000 for income taxes and $311,000 for finder's fee, compensation to sales franchisees, bonuses to employees and legal expenses.

      Accordingly, the Company has reflected the sale of the Blackbook as a discontinued operation in the accompanying financial statements. As a result, revenues, publishing costs, and related expenses have been reclassified in the statement of operations and shown separately as a net amount under the caption loss from discontinued operation for all periods presented. Accordingly the Company recorded a net loss from discontinued operation totaling $234,343 and a gain of $38,451 for the two years periods ended December 31, 2004 and 2003, respectively.

      On January 7, 2005 the Company announced its intention to sell its classified directories business, consisting of the Jewish Israeli Yellow Pages and the Master or Kosher Guide. The sale would include applicable trademarks, tradenames and other intellectual property.

      The Company decided to seek a buyer for its directories business because the complexity, scale and probable margins of this business make the costs of compliance with new regulatory requirements for public companies, under Sarbanes Oxley and other government strictures, prohibitive. While seeking to sell its classified directories business the Company will seek to acquire a new potentially larger and more profitable business, more suitable for operation in a publicly traded company. We have sought to acquire assets to improve earning per share primarily through purchase of under valued assets.

      The Company believes that sale of its directories business and acquisition of a new business more suitable for operation in a public company is the best way to enhance shareholder value and optimize asset growth.

      As of today, the Company cannot guarantee any specific timetable relating to the execution of its new operating plan or to the likely future effect on its financials position. The Company cannot predict future results of operations and liquidity as well as the periods in which material cash outlays are expected and the expected source of funding. However, the Company intends to implement its plan for the satisfaction of its shareholders, to increase its earnings and shareholders value. In the meantime, the Company intends to continue to publish and seek to expand its existing niche and ethnic directories and continue its dominant position in the Jewish and Israeli niche yellow page markets.

      In general, we have sought to acquire assets, or dispose of assets, to increase our earnings, improve earning per share, strengthen current operation, and managed cash reserves, primarily through purchase of under valued assets or sale existing assets at the right price. Where known, and when not subjected to confidentiality agreements, we will state the periods in which material cash outlays are expected to occur, the expected amounts, and the expected source of funding.

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

      Payment terms - We generally sell our ad space in the ethnic directories under an installment plan of three to eight payments. The plan provides for a 20% down payment and the balance over the remaining payments. In our sold New Yellow Manhattan directory the policy was similar, except that the basic plan was for a deposit plus additional eight to twelve additional payments.

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

      Since our contracts sell ads for two consecutive editions, we recognize 50% of its revenues and charge 50% of its related direct expense upon publication of the first directory whereas the remaining 50% is recognized upon publication of the second edition. Therefore, advertising revenues are recognized under the point-of-publication method ("Publication Method"), which is generally followed by publishing companies. Under this method, revenues and expenses are recognized when the related directories are published. Similarly, costs directly related to the publication of a directory in advance of publication are recorded as "Directories in progress" on the accompanying balance sheet and are recognized when the directory to which they relate is published. All other costs are expensed as incurred.

      As a result of recognizing revenues according to the Publication method, the Company spreads and allocates its revenues and related direct expenses over the lifetime of the contracts. On the publication of the first of the two directories covered by a contract we recognize 50% of the revenue and related expenses. The remaining 50% of the total contract revenues are presented on the Balance Sheet as "Advance Billing for Unpublished Directories" and are recognized with the publication of the next edition.

      By using the Publication Method the Company fairly presents its revenues as well as liabilities to its customers, who under the Company's standards purchase advertisements for two consecutive print editions.

      The Company spreads and allocates its revenues and related expenses over the lifetime of the contracts. On the publication of the first of the two directories covered by a contract we recognize 50% of the revenues and related expenses. The remaining 50% of the total contract revenues are presented on the Balance Sheet as "Advance Billing for Unpublished Directories" and are recognized with the publication of the next edition. We believe that this method is the appropriate revenue recognition method and properly presents the revenue of the Company. By using the publication method, the Company fairly presents its revenues as well as liabilities to its customers who, under the Company's standard purchase arrangements purchase advertisements for two consecutive print editions.

      The Company does not account for its online advertising services since based on costumer inquiries and tests we found that our costumers place no value on our online services and are not willing to pay for those online services. We have not invested significant funds in our web sites, unlike some of our competitors, and our sites are relatively limited and provide basic and minimal services only. Once a costumer signs a contract with us, his or her business details are posted on our web sites and stay there indefinitely.

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

      The allowances calculation is initially based on an aging of accounts receivable and the publication date of each edition to which the outstanding balances relates. The estimates are based on a preset number of assumptions that consider past experience as well as projection of the Company's ability to collect the receivable balance. The assumptions take into consideration the Company's internal ability for "in-house" collections at a given period (i.e. how many employees are currently fulfilling this positions and their ability to collect) as well as the capability of the third party collecting agency to collect from the submitted accounts at a given period. (i.e. - the average aging of the accounts submitted and its total balances). In addition, the Company considers in its assumptions, general financial market conditions as well as the condition of it customers and adjusts its allowances balance accordingly.

      The Company analyses its receivable on a quarterly basis and takes into consideration significant events such as the disposition of divisions. The Company uses past experience and reality tests in order to set up the most accurate allowances percentage required per each previously printed edition and to eliminate as possible deviations from actual results.

      The sale of the New Yellow Manhattan directory was a circumstance that immediately resulted in a revised policy and in a change of some of our collections assumptions due to the fact that we kept all related Accounts Receivables balances. In this case, starting the end of the third quarter of last year, we increase direct reserves percentage calculated for the New Yellow Manhattan directory outstanding account receivable balances and started reserving for a non-published directory even if in most of the cases the vast majority of the accounts were not yet due. Since then we kept analyzing our reserves rate and adjusting it accordingly on a quarterly basis.

      The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application.

      There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which begin on page F-4 of this Annual Report on Form 10-KSB, which contain accounting policies and other disclosures required by generally accepted accounting principles in the United States of America.

Results of operations

      The following table sets forth for the periods presented statement of consolidated operations data as a percentage of advertising revenue. The trends suggested by this table may not be indicative of future operating results.

                                                                                   2004          2003
                                                                                   ----          ----
Advertising revenues ....................................................         100.0%         100.0%
Publishing costs ........................................................          15.2%          18.5%
Gross profit ............................................................          84.8%          81.5%
Selling expenses ........................................................          44.2%          40.2%
General and administrative expenses .....................................          47.6%          35.9%
Total operating costs and expenses ......................................          91.7%          76.1%
Other income, net .......................................................           9.9%          21.1%
Income from continuing operations before provision for income taxes .....           3.0%          26.6%
Provision for income taxes ..............................................          -1.2%          -4.1%
Income from continuing operation ........................................           1.8%          22.5%
Discontinued operations, net of taxes ...................................          15.6%           0.6%
Net Income ..............................................................          17.4%          23.1%

Years ended December 31, 2004 and 2003

Advertising revenues

      Advertising revenues in 2004 and 2003 were $ 5,949,000 and $ 6,921,000, respectively, representing a decrease of $ 972,000, or 14.04%. This decrease is primarily attributable to the sale of the New Yellow Manhattan directory, in August 2003, which generated in 2004 revenues of only $464,000 versus $2,234,000 in 2003. The decrease revenues deriving from the sold New Yellow Manhattan directory was mainly offset by increased revenues of the Jewish Master Guide directory as it reflected in the following table:

      --------------------------------------------------------------------------
                                             Revenues for the years ended
      --------------------------------------------------------------------------
                                       December 31, 2004       December 31, 2003
      --------------------------------------------------------------------------
      Jewish Israeli Yellow
            Pages                           $3,897,000              $4,229,000
      --------------------------------------------------------------------------
      Jewish Master Guide                   $1,588,000              $  458,000
      --------------------------------------------------------------------------
      New Yellow Manhattan
      (sold in August 2003)                 $  464,000              $2,234,000
      --------------------------------------------------------------------------
      Total Revenues                        $5,949,000              $6,921,000
                                            ==========              ==========
      --------------------------------------------------------------------------

      Revenues from the tenth and eleventh editions of the Jewish Master Guide, recognized in 2004, were both record highs due to a significant increase in the number of sales representatives dedicated to its sales in 2004, especially after the sale of the New Yellow Manhattan directory. Revenues from the Jewish Israeli Yellow Pages decreased by $332,000 after few record highs editions in prior years. At December 31, 2004 and 2003, we had 4,276 and 4,650 local advertisers including national advertisers promoting exclusively its local establishments.

      The sale of the Manhattan yellow page directory in August 2003, the sale of the various Blackbook directories in August 2004 and the rapid increase in the advertiser base for the Jewish Mater Guide directory (from 831 in 2003 to 1,583 in 2004) all affected our renewal rate which we estimate at approximately 50 in 2004 and 2003.

Publishing costs

      Publishing costs for 2004 and 2003 were $ 902,000 and $ 1,279,000, respectively, representing a decrease of $377,000, or 29.47 %. This decrease reflects the lack of printing costs related to the sold New Yellow Manhattan directory and the savings of distribution costs resulting from the new and domestic printer the Company started uses for both the Jewish Mater Guide and the Jewish Yellow Pages directory. The decreased publishing costs were slightly offset by the increase in printing cost of both of the Company's directories after a change in their size and formats. As a percentage of advertising revenues, publishing costs were 15.16% in 2004 compared to 18.5% in 2003. The difference in publishing costs can vary as it corresponds to the particular requirements of the directory being published and on the prevailing paper costs.

Selling expenses

      Selling expenses for the years ended December 31, 2004 and 2003 were $ 2,628,000 and $ 2,782,000, respectively, representing a decrease of $ 154,000, or 5.53 %. As a percentage of advertising revenues, selling expenses increased to 44.17 % from 40.2 %. The decrease in selling expenses was attributable to the decrease in the Company's sales. Whereas the increase of selling expenses as a percentage of advertising revenue is attributable to the higher commission and promotions rate the Company pays to both the Jewish Mater Guide and the Jewish Yellow Pages directories compare with the commission rate previously paid for the New Yellow Manhattan directory.

General and administrative costs

      Administrative and general expenses for 2004 and 2003 were $ 2,829,000 and $ 2,483,000, respectively, representing an increase of $ 346,000, or 13.9%, in 2004. This increase is primarily attributable to legal fees and advertising expenses related to a claim filed against the Company (see Item 3. Legal Proceedings), totaled approximately $300,000.

Other income

      For the year ended December 31, 2004 we had other income consisting of dividend, interest and realized gains of $587,000 compared to other income of $1,463,000 for the year ended December 31, 2003 including a net profit before provision for income taxes totaled $1,208,000 from the sale of the New Yellow Manhattan directory to Yellow Book USA, Inc. In addition, in 2004 a higher portion of the Company's portfolio consisted of stock, and marketable securities, which preformed well in 2004.

Income from continuing operations before provision for income taxes

      Income from continuing operations before provision for income taxes for the year ended December 31, 2004 was $ 176,000 compared to $ 1,841,000 for the year ended December 31, 2003. This decrease of $ 1,665,000 resulted from decreased revenues on our current publications combined with increased legal and advertising costs related to the litigation filed against the Company. In addition the gain from the sale of the New York Manhattan directory in 2003 of $1,208,000 was included as part of the Company's income from continuing operations whereas in 2004, the sale of the Blackbook Photography Inc., a wholly owned subsidiary of the Company, totaled $930,000 presented separately as net income from discontinued operations.

Provision for income taxes

      Provision for income taxes in 2004 was $ 71,000 and $ 280,000 for the year ended December 31, 2003. The decrease in provision for income taxes reflects the decreased income from continuing operations in 2004, and the presentation of the gain from the sale of the Blackbook Photography as a discontinued operation, net of income taxes. In addition, effective for the calendar year 2003, the Company changed from a cash basis to an accrual basis of accounting and began preparing and filing out tax returns according to the accrual basis. Therefore, in 2003 the Company utilized tax asset for the expected future tax consequences between the carrying amounts and the tax basis of assets and liabilities and net operating loss carry forward, all of those resulted in decreased tax provision.

Discontinued Activity

      On August 24, 2004, we sold our wholly owned subsidiary, Blackbook Photography Inc. to Modern Holdings Incorporated, for $2.25 million. The Company's net profit from the sale, after direct related costs of finder's fee, compensation to sales franchisees, bonuses to employees and payments to legal advisors, before provision for income taxes, totaled $ 1,939,000 in addition to a loss from operations of $ 390,000. Net gain from discontinued operations totaled $ 930,000.

      The gain from the sale of the Blackbook photography Inc., was calculated as follows:

--------------------------------------------------------------------------------
                                                        Gain from the Sale of
                                                      Blackbook photography Inc.
--------------------------------------------------------------------------------
Cash Proceeds                                                       $ 2,125,000
--------------------------------------------------------------------------------
   Amount in Escrow account                                             125,000
                                                                    -----------
--------------------------------------------------------------------------------
                                                                      2,250,000
--------------------------------------------------------------------------------
Direct related Costs:
--------------------------------------------------------------------------------
Brokerage Fees                                                           90,020
--------------------------------------------------------------------------------
Legal Fees                                                               25,461
--------------------------------------------------------------------------------
Compensation, bonuses and other related expenses                        195,306
                                                                    -----------
--------------------------------------------------------------------------------
   Total direct related costs                                           310,787
                                                                    -----------
--------------------------------------------------------------------------------
Gain from the sale of Blackbook                                       1,939,213
                                                                    -----------
--------------------------------------------------------------------------------
Loss from discontinued operations                                      (390,343)
                                                                    -----------
--------------------------------------------------------------------------------
Income from discontinued operations                                   1,548,870
                                                                    -----------
--------------------------------------------------------------------------------
Less of tax provision                                                  (619,000)
                                                                    -----------
--------------------------------------------------------------------------------
Income from discontinued operations, net of taxes                       929,870
                                                                    ===========
--------------------------------------------------------------------------------

Net income available to common shareholders

      Net income was $ 1,035,000 compared to $ 1,599,000 in 2004 and 2003, respectively. This decrease in net income is primarily attributable to the decrease in both the earnings from continuing operations as well as a lower gain from the sale of the Blackbook Photography, Inc. compared with the gain raised from the sale of the New Yellow Manhattan directory, in 2003.

Liquidity and Capital Resources

      Until our initial public offering in 1999, our only source of funds was cash flow from operations, which has funded both our working capital needs and capital expenditures. As a result of our initial public offering in May 1999, we received proceeds of approximately $6.4 million, which has increased our availability to pay operating expenses. We have no debt to third parties or credit facilities. As of December 31, 2004, our funds were invested in money market, preferred stocks, annuities and other marketable securities.

      Our lease commitments are as follows:

2005 ...........................................                    108,133
2006 ...........................................                    103,678
2007 ...........................................                     82,951
2008 ...........................................                     60,801
                                                                   --------
Total ..........................................                   $355,563
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

      At December 31, 2004 we had cash, cash equivalents and marketable securities of $ 9,984,000 and working capital of $ 7,987,000 compared to cash and cash equivalents of $ 8,781,000 and working capital of $ 7,675,000 at December 31, 2003. The increase in cash and cash equivalents is primarily attributable to the $2.125 million cash provided by the sale of the Blackbook Photography Inc., partly offset by a dividend payment on January 5, 2004 of $ 744,000. The increase in working capital is primarily attributable to better collection rates of our trade account receivable as well as a decrease in current liabilities due to the sale of Blackbook Photography Inc.

      Net cash used by operating activities was $ 359,000 for the year ended December 31, 2004 compared to net cash provided by operating activities of

$647,000 for the year ended December 31, 2003. The decrease in net cash provided by operating activities reflects the decreased earnings from continuing operations.

      Net cash provided by investing activities was $ 3,172,000 for the year ended December 31, 2004 compared to $ 352,000 for the year ended December 31, 2003. Net cash provided by investing activities in 2004 is primarily the result of the proceeds from sale of marketable securities as well as the $1.8 million cash received from the sale of the Blackbook photography Inc.

      Net cash used in financing activities was $ 466,000 for the year ended December 31, 2004 compared to net cash provided by financing activities of $72,000 for the year ended December 31, 2003. Net cash used in financing activities in 2004 reflects the $744,000 dividend payments offset by proceeds received due to exercise of the Company's stock options.

      We anticipate that our current cash balances together with our cash flows from operations will be sufficient to fund the production of our directories and the maintenance of our web sites as well as increases in our marketing and promotional activities for the next 12 months.

Recent Technical Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). This standard becomes effective on January 1, 2006 for small business issuers. The Company will adopt SFAS 123R beginning in the Company's first fiscal quarter of 2006.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements. Management does not believe that any recently issue, but not yet effected, accounting standards if currently adopted would have a material effect on the Company's financial statements.

Item 7. Financial Statements

      The financial statements of the Company required by this item are set forth beginning on page F-1.

Item 8. Change in and Disagreements with Accountants on Accounting Financial Disclosure.

         N/A

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Executive officers and directors

Our executive officers and directors and their respective ages are as follows:

Name                           Age                      Position
----                           ---                      --------
Assaf Ran                       39     Chairman of the board, chief executive officer,
                                       president and director

Yael Shimor - Golan             35     Chief financial officer, treasurer,
                                       secretary and director
Stephen A. Zelnick (1)          67     Director

Phillip Michals (1) (2)         35     Director

Eran Goldshmid (1)(2            38     Director

Michael Jackson (2)             40     Director

Howard Bernstein                45     Director

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

      Phillip Michals has been a member of our board of directors since March 1999. He is the founder and, since August 1996, the president of Up-Tick Trading, a consulting Company to investment banking firms. Since November 2000, he has also been a principal and a vice president of RG Michals, a management-consulting firm. Mr. Michals received a BS degree in human resources from the University of Delaware in May 1992.

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

      The Company's Board of Directors has established compensation and audit committees. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all the officers of the Company, reviews general policy matters relating to compensation and benefits of employees of the Company, administers the stock option plan and authorizes the issuance of stock options to the Company's officers, employees, directors and consultants. The Audit Committee meets with management and the Company's independent auditors to determine the adequacy of internal controls and other financial reporting matters. In addition, the committee provides an avenue for communication between the independent accountants, financial management and the Board. Subject to the prior of the board, the committee is granted the authority to investigate any matter or activity involving financial accounting and financial reporting, as well as the internal controls of the Company. The board of directors has determined that Michael Jackson, the chairman of the audit committee, qualified as an Audit Committee Financial Expert pursuant to Item 401
(e) of regulations S-B. Mr. Jackson is independent, as that term is used in Item7 (d) (3)(iv) of schedule 14A under the Exchange Act.

Item 9(e)(5)

      Goldstein Golub Kessler LLP (the Firm) has a continuing relationship with American Express Tax and Business Services Inc. (TBS) from which it leases auditing staff who are full time, permanent employees of TBS and through which its partners provide non-audit services. As a result of this arrangement, the Firm has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of the Firm. The Firm manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

Other services, which do not include Financial Information System Design and Implementation fees, have been provided by TBS. (if applicable).

Item 9(e)(1)

      The aggregate fees billed during 2004 by Goldstein Golub Kessler LLP, the Company's principal accountant, were $57,700, covering the audit of our annual financial statements and the review of our financial statements for the second and third quarters of 2004.

Item 9(e) (2)

      None

Item 9(e) (3)

      None

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

      To the best of the Company's knowledge, based solely on review of the copies of such forms furnished to the Company, or written representations that no other forms were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) shareholders were complied with during 2004.

Code of Ethics

      The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer and other persons performing similar functions. This code of ethics is posted on the Company's web site at www.dagmedia.com.

Item 10. Executive Compensations.

      The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2004 and 2003 by (i) the Company's Chief Executive Officer and (ii) the most highly compensated executive officers, other than the CEO, who were serving as executive officers at the end of the 2004 fiscal year and whose salary as determined by Regulation S-B, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the "Named Executives").

                           Summary Compensation Table

                                                                     Long-Term Compensation
                                                               ----------------------------------
                                       Annual Compensation            Awards           Payouts
                                       --------------------    ------------------   -------------
                                                                  Common Stock       All Other
Name and Principal                        Salary/ Bonus        Underlying Options   Compensation
     Position               Year               ($)                    (#)                ($)
------------------         -------     --------------------    ------------------   -------------
Assaf Ran
Chief Executive             2004       $224,154    $154,000             --             $9,000
officer and                 2003       $202,500          --             --             $6,077
President                   2002       $125,000          --             --             $3,750

Yael Shimor-Golan           2004       $108,224    $ 25,000             --                 --
Chief Financial
Officer, Treasurer
and secretary

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

Employment Contracts

      In March 1999, the Company entered into an employment agreement with Assaf Ran, its president and chief executive officer. Mr. Ran's employment term renews automatically on July 1st of each year for successive one-year periods unless either party gives 180 days written notice of its intention to terminate the agreement. Under the agreement, Mr. Ran receives an annual base salary of

$75,000 and annual bonuses as determined by the compensation committee of the Board of Directors in its sole and absolute discretion and is eligible to participate in all executive benefit plans established and maintained by the Company. Under the agreement, Mr. Ran agreed to a one-year non-competition period following the termination of his employment. As of March 2003, the compensation committee approved an increase in Mr. Ran's compensation to an annual base salary of $225,000. In August 2004, the Board of Directors approved Mr. Ran a one-time bonus of $154,000 due to the sale of the Blackbook Photography Inc. Mr. Ran's annual compensation was $378,154 and $202,500 during fiscal years 2004 and 2003.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table, together with the accompanying footnotes, sets forth information, as of March 3, 2005, regarding stock ownership of all persons known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, certain executive officers, all directors, and all directors and officers of the Company as a group:

                                                    Shares of
                                                  Common Stock
                                                  Beneficially     Percentage of
     Name of Beneficial Owner (1)                   Owned (2)        Ownership
----------------------------------------          ------------     -------------
Executive Officers and Directors
Assaf Ran ..............................            1,443,260           46.53%
Yael Shimor-Golan ......................               14,149               *
Stephen A. Zelnick .....................               21,000               *
Michael Jackson ........................               21,000               *
Phillip Michals ........................               28,000               *
Eran Goldshmid .........................               35,000            1.13%
Howard Bernstein .......................               21,000               *
                                                    ---------

All officers and directors as a group ..            1,583,409           51.05%
                                                    ---------

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

       Michael Jackson -
       20 Exchange Place New York, NY 10005

       Phillip Michals -
       67 Wall Street, New York, NY 10005

       Eran Goldshmid -
       65 Broadway New York, NY 10006

       Howard Bernstein -
       58 West 40th Street New York, NY 10018

(2) A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the filing of this report upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from the filing of this report have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on 3,101,460 shares outstanding on March 3, 2005.

(3)   Equity Compensation Plan Information

      The following table summarizes the (i) options granted under the Dag Media 1999 Stock Option Plan, and (ii) options and warrants granted outside the Dag Media Stock 1999 Option Plan, as of December 31, 2004. The shares covered by outstanding options and warrants are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events. No other equity compensation has been issued.

                                                                           Equity Compensation Plan Table
                                                         -------------------------------------------------------------------
                                                               Number of                                    Number of
                                                          securities(1) to be      Weighted-average       securities(1)
                                                                 issued            exercise price of   remaining available
                                                            upon exercise of         outstanding       for future issuance
                                                          outstanding options,         options,            under equity
                                                          warrants and rights    warrants and rights    compensation plans
                                                         -------------------------------------------------------------------
Equity Compensation Plans Approved By
Security Holders
------------------------------------------------
Grants under the Dag Media, Inc. 1999                             357,440                 1.73                 85,560
Stock Option Plan

Equity Compensation Plans Not Requiring
Approval By Security Holders
------------------------------------------------
Aggregate Individual Option Grants                                 81,000                 2.28             Not applicable

----------------------------------------------------------------------------------------------------------------------------

    Total ................................                        438,440                 1.83                 85,560
                                                         -------------------------------------------------------------------

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

  32.2            Chief Financial Officer Certification pursuant to 18 U.S.C section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1)   Previously filed as exhibit to Form SB-2 on March 10, 1999.

(2)   Previously filed as exhibit to Form SB-2/A on April 23, 1999.

(3)   Previously filed as exhibit to Form S-8 on February 8, 2002.

(b) Reports on Form 8-K -

      During the third quarter of 2004 and at the first quarter of 2005, two Forms of 8-K were filled with the Securities and Exchange Commission.

      a. August 31, 2004: Entry into a material Definitive Agreement - The sale of Blackbook Photography Inc.

      b. January 5, 2005: Issuance of a press release announcing the new operation plan and declaring a $0.10 per share quarterly dividends during 2005.

Item 14. Principal Accountant Fees and Services

(a) Audit Fees

2004

The aggregate fees billed during 2004 by Goldstein Golub Kessler LLP, the Company's principal accountant, were $57,700, covering the audit of our annual financial statements and the review of our financial statements for the second and third quarters of 2004.

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

(b) Audit-Related Fees

The audit-related fees billed during 2004 and 2003 by the Company's principal accountants were in the amounts of $3,770 and $7,500, respectively, billed by Goldstein Golub Kessler LLP and Grant Thornton LLP, the Company's previous principal accountant, accordingly. The 2004 fees were paid to cover the audit provided after the sale of the Blackbook Photography Inc., whereas in 2003, the audit related fees covered the preparation of opening balances for the newly acquired BlackBook Photography Inc. and the provision of its work papers to Goldstein Golub Kessler LLP, the new principal accountant.

(c) Tax Fees

No fees for services related to tax compliance, tax advice and tax planning were billed by our principal accountants in 2004 and 2003.

(d) All Other Fees

Our principal accountants billed no other fees, beyond those disclosed in this
Item 14, in 2003 and 2004.

(e) Audit Committee Administration of the Engagement

Our Audit Committee approved the engagement with Goldstein Golub Kessler LLP, the Company's principal accountant, in advance. No non-audit services were approved by the audit committee in 2004.

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

                                     DAG Media, Inc.


                                     By: /s/Assaf Ran
                                         --------------------------------------
                                         Assaf Ran,
                                         President, Chief Executive Officer and
                                         Chairman of the Board of Directors

Date: March 3, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 3, 2005:

         Signature               Date                Title
         ---------               ----                -----

/s/ Assaf Ran                    March 3, 2005       President, Chief Executive
------------------------------                       Officer and
         Assaf Ran                                   Chairman of the Board of
                                                     Director

/s/ Yael Shimor-Golan            March 3, 2005       Chief Financial Officer and
------------------------------                       Director
         Yael Shimor-Golan

/s/ Stephen A. Zelnick           March 3, 2005       Director
------------------------------
         Stephen A. Zelnick

/s/ Phillip Michals              March 3, 2005       Director
------------------------------
         Phillip Michals

/s/ Eran Goldshmid               March 3, 2005       Director
------------------------------
         Eran Goldshmid

/s/ Michael Jackson              March 3, 2005       Director
------------------------------
         Michael Jackson

/s/ Howard Bernstein             March 3, 2005       Director
------------------------------
         Howard Bernstein

                                 DAG MEDIA, INC.

                   Index to Consolidated Financial Statements

                                                                     Page Number
                                                                     -----------

Report of Independent Registered Public Accounting Firm ...............     F-2

Balance Sheet at December 31, 2004 ....................................     F-4

Statements of Income for the years
ended December 31, 2004 and 2003 ......................................     F-5

Statements of Changes in Shareholders' Equity
for the years ended December 31, 2004 and 2003 ........................     F-6

Statements of Cash Flows for the
years ended December 31, 2004 and 2003 ................................     F-7

Notes to Financial Statements .........................................     F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders
Dag Media, Inc.

We have audited the accompanying consolidated balance sheet of Dag Media, Inc and subsidiary as of December 31, 2004, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dag Media, Inc. and subsidiary as of December 31, 2004 and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with Untied States generally accepted accounting principles.


                                             By: /s/ Goldstein Golub Kessler LLP
                                                 -------------------------------
New York, New York                               GOLDSTEIN GOLUB KESSLER LLP
January 21, 2005

                                 DAG MEDIA, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004

Assets
Current assets:
Cash and cash equivalents                                                           $  3,547,742
Marketable securities                                                                  5,384,025
Short term investment - insurance annuity contract - at fair value                     1,052,523
                                                                                    ------------
      Total cash and cash equivalents, marketable securities and short                 9,984,290
        terms investments
Trade accounts receivable, net of allowance for doubtful accounts of $340,000          1,363,916
Directories in progress                                                                1,488,694
Other current assets                                                                     282,113
                                                                                    ------------
      Total current assets                                                            13,119,013
                                                                                    ------------

Property and equipment, net                                                              198,098
Trademarks, net                                                                          272,008
Other assets                                                                             118,863
                                                                                    ------------

      Total assets                                                                  $ 13,707,982
                                                                                    ============

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses                                               $    199,172
Commissions payable                                                                      550,000
Advanced billing for unpublished directories                                           2,959,788
Dividends payable                                                                        867,289
Income taxes payable                                                                     543,746
Deferred income taxes                                                                     11,541
                                                                                    ------------
      Total current liabilities                                                        5,131,536
                                                                                    ------------

Commitments and contingencies (Note 8)

Shareholders' equity:

Preferred shares - $.01 par value; 5,000,000 shares authorized; no shares
  issued                                                                                      --
Common shares - $.001 par value; 25,000,000 authorized; 3,170,190
  issued and 3,101,460 outstanding                                                         3,170
Additional paid-in capital                                                             8,497,034
Treasury stock, at cost- 68,730 shares                                                  (231,113)
Deferred compensation                                                                    (53,920)
Accumulated other comprehensive income                                                    17,312
Retained earnings                                                                        343,963
                                                                                    ------------
         Total shareholders' equity                                                    8,576,446
                                                                                    ------------

 Total liabilities and shareholders' equity                                         $ 13,707,982
                                                                                    ============

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                        2004                   2003
                                                                        ----                   ----
Advertising revenues, net                                           $ 5,948,701            $6,920,660
Publishing costs                                                        902,326             1,278,569
                                                                    -----------            ----------
         Gross profit                                                 5,046,375             5,642,091

Operating costs and expenses:
Selling expenses                                                      2,627,616             2,782,314
General and administrative expenses                                   2,829,308             2,482,580
                                                                    -----------            ----------
         Total operating costs and expenses                           5,456,924             5,064,894
                                                                    -----------            ----------

(Loss) income from operations                                          (410,549)              377,197
                                                                    -----------            ----------

Interest income                                                         191,384               217,895
Gain from the sale of the New Yellow directory                               --             1,207,997
Realized gain on marketable securities                                  395,134                37,586
                                                                    -----------            ----------
             Total other income                                         586,518             1,463,478
                                                                    -----------            ----------
Income from continuing operations before provision
  for income taxes                                                      175,969             1,840,675
Provision for income taxes                                               70,802               280,162
                                                                    -----------            ----------
Income from continuing operations                                       105,167             1,560,513
                                                                    -----------            ----------

Discontinued Operations:
Gain from Sale of Blackbook, net of tax effect of $775,000            1,164,213                    --
(Loss) gain from operations of Blackbook, net of
  tax benefit of $156,000 in 2004
  and provision of $8,000 in 2003                                      (234,343)               38,451
                                                                    -----------            ----------
Income from discontinued operations                                     929,870                38,451
                                                                    -----------            ----------
Net income                                                          $ 1,035,037            $1,598,964
                                                                    ===========            ==========

Basic net income per common share outstanding

Continuing operations                                               $      0.04            $     0.54
Discontinued operations                                             $      0.30            $     0.01
                                                                    -----------            ----------
    Total net income per common share - Basic                       $      0.34            $     0.55
                                                                    ===========            ==========

Diluted net income per common share outstanding
Continuing operations                                               $      0.03            $     0.52
Discontinued operations                                             $      0.29            $     0.01
                                                                    -----------            ----------
    Total net income per common share - Diluted                     $      0.32            $     0.53
                                                                    ===========            ==========
Weighted average number of common shares outstanding
outstanding
- Basic                                                               3,065,080             2,933,164
                                                                    ===========            ==========
- Diluted                                                             3,243,101             3,037,155
                                                                    ===========            ==========

    The accompanying notes are an integral part of these financial statements

                                 DAG MEDIA, INC.
            CONSOLIDATED STATEMENTS OF CHANGES IN SHARHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                               Accumulated
                                Common Stocks     Additional   Treasury Shares                    other
                              -----------------    Paid-in     ---------------     Deferred   comprehensive  Retained
                               Shares    Amount    Capital    Shares     Cost    Compensation     income     Earnings      Totals
                               ------    ------    -------    ------     ----    ------------     ------     --------      ------
Balance, December 31, 2002    2,996,190  $2,996  $ 8,012,947  68,730  $(231,113)   $(125,886)    $ 22,418   $ (678,636)  $7,002,726
                              ---------  ------  -----------  ------  ---------    ---------     --------   ----------   ----------
Issuance of common stock         49,000      49       71,531                                                                 71,580
from exercise of options

Amortization of deferred                                                              15,236                                 15,236
  compensation
Cancellation of options                              (29,650)                         29,650                                     --
  issued to consultants
Unrealized gains on                                                                                79,767                    79,767
  preferred stocks and
  other marketable
  securities, net of
  income taxes
Dividend declared to be                                                                                       (744,113)    (744,113)
  paid at 1/5/2004
  ($0.25 per share)
Net income                                                                                                   1,598,964    1,598,964

Balance, December 31, 2003    3,045,190  $3,045  $ 8,054,827  68,730  $(231,113)   $ (81,000)    $102,185   $  176,215   $8,024,159
                              ---------  ------  -----------  ------  ---------    ---------     --------   ----------   ----------
Issuance of common stock        125,000     125      266,855                                                                266,980
  from exercise of options

Non cash compensation                                 18,933                          27,080                                 46,013

Forfeit of gain on sale of                            10,779                                                                 10,779
  restricted stocks
Tax Benefit related to                               145,640                                                                145,640
  stock options exercised
Unrealized loss on preferred                                                                      (84,873)                  (84,873)
  stocks and other
  marketable securities, net
  of income taxes
Dividend declared to be                                                                                       (867,289)    (867,289)
  paid at 1/5/2005
  ($0.28 per share)
Net income                                                                                                   1,035,037    1,035,037

Balance, December 31, 2004    3,170,190  $3,170  $ 8,497,034  68,730  $(231,113)   $ (53,920)    $ 17,312   $  343,963   $8,576,446
                              ---------  ------  -----------  ------  ---------    ---------     --------   ----------   ----------

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                                       2004                 2003
                                                                                                       ----                 ----
Cash flows from operating activities:
   Net income                                                                                     $  1,035,037          $ 1,598,964
   Adjustment to reconcile net income to net cash provided by (used in)
    operating activities -
      Gain on sale of New Yellow directory                                                                  --           (1,207,997)
      Gain on sale of Blackbook                                                                     (1,939,213)                  --
      Depreciation and amortization                                                                    125,040              114,561
      Non cash compensation expense                                                                     46,013               15,287
      Bad debt expense                                                                                 798,783              876,057
      Realized gain on sale of marketable securities                                                  (395,134)
      Deferred taxes                                                                                     4,552              439,104
      Tax benefit related to stock options exercised                                                   145,640                   --
   Changes in operating assets and liabilities net of effects of disposition -
      Accounts receivable                                                                             (504,094)            (497,460)
      Directories in progress                                                                          162,294              319,485
      Other current and non current assets                                                              56,595              (86,184)
      Accounts payable and accrued expenses                                                           (409,723)             234,952
      Commissions payable                                                                             (116,817)             (61,500)
      Advanced billings for unpublished directories                                                    176,811             (722,013)
      Income taxes payable                                                                             454,746             (113,425)
      Assets and liabilities from discontinued operation                                                    --             (262,760)
                                                                                                  ------------          -----------
              Net cash (used in) provided by operating activities                                     (359,470)             647,071
                                                                                                  ------------          -----------

Cash flows from investing activities:
      Investment in Dune Medical Devices                                                                    --             (100,000)
      Investment in preferred stocks, other marketable securities
          and annuity contract                                                                     (10,446,362)          (8,573,154)
      Proceeds received on sale of New Yellow directory, net of expenses                                    --            1,207,997
      Proceeds received on sale of Blackbook, net of expenses                                        1,800,245                   --
      Proceeds from sale of preferred stocks and marketable securities                              11,842,833            7,901,498
      Sale of property and equipment                                                                        --               46,200
      Purchase of property and equipment                                                               (24,969)            (130,932)
                                                                                                  ------------          -----------
              Net cash provided by investing activities                                              3,171,747              351,609

Cash flows from financing activities:
      Proceeds from exercise of options                                                                266,980               71,528
      Dividend paid                                                                                   (744,113)                  --
      Proceeds from forfeit of gain on sale of restricted stocks                                        10,779                   --
                                                                                                  ------------          -----------
             Net cash (used in) provided by financing activities                                      (466,354)              71,528

Net increase in cash and cash equivalents                                                            2,345,923            1,070,208
                                                                                                  ------------          -----------

Cash and cash equivalents, beginning of year                                                         1,201,819              131,611
                                                                                                  ------------          -----------

Cash and cash equivalents, end of year                                                            $  3,547,742          $ 1,201,819
                                                                                                  ============          ===========

Supplemental Cash Flow Information:
Taxes paid during the year ............................................................           $     88,935          $    21,936
                                                                                                  ============          ===========
Dividends declared but not paid .......................................................           $    867,289          $   744,113
                                                                                                  ============          ===========

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

1.    The Company

      Dag Media, Inc. ("the Company") publishes and distributes print and online business directories for domestic niche markets. The principal source of revenue comes from the sale of ads in these directories. As a sales incentive the Company may also provide added values such as referral services and a consumer discount club.

      The Company operates Internet portals, JewishYellow.com targeting worldwide Jewish communities and JewishMasterguide.com, targeting the ultra-orthodox and Hasidic communities as well as NewYellow.com.

Dispositions

      New Yellow, Dag Media's Manhattan directory was sold on August 22nd, 2003 to Yellow Book USA for $1.3 Million in cash. Under the agreement, Dag Media published and distributed the October 2003 and April 2004 editions of the directory.

      On August 24, 2004, the Company sold its wholly owned subsidiary, Blackbook Photography Inc. to Modern Holdings Incorporated, for $2.25 million. Under the stock purchase agreement, $2.125 million was paid in cash at the closing and the additional $125,000 will be held in escrow until August 2005, pending the resolution of certain open matters. The Company recorded a gain on the sale of the Blackbook amounting to $1,164,213 which is net of $775,000 for income taxes and $310,787 for finder's fee, compensation to sales franchisees, bonuses to employees and legal expenses. Net revenue from the discontinued operation was $799,619 and $2,165,010 for the years ended December 31, 2004 and 2003.

      Accordingly, the Company has reflected the sale of the Blackbook as a discontinued operation in the accompanying financial statements. As a result, revenues, publishing costs, and related expenses have been reclassified in the statement of operations and shown separately as a net amount under the caption loss from discontinued operations for all periods presented. Accordingly the Company recorded a net loss from discontinued operations totaling $234,343 and net gain of $38,451 for the years ended December 31, 2004 and 2003.

      On January 7, 2005, the Company announced the proposed sale of its classified directories business, consisting of the Jewish Israeli Yellow Pages and the Master or Kosher Guide. The sale would include applicable trademarks, tradenames and other intellectual property.

      In the meantime, the Company will continue to publish and expand its existing niche ethnic directories. We will keep on enhancing our expansion capability through the retention of additional sales personnel and sales offices.

2.    Significant Accounting Policies

Principals of Consolidation

      The consolidated financials statements includes the account of DAG Media, Inc. and its wholly owned subsidiary, Blackbook Photography Inc. through August 24, 2004, the date in which Blackbook Photography Inc. was sold. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles in the Untied States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management will base the use of estimates on (a) a preset number of assumptions that consider past experience, (b) future projections, and (c) general financial market condition. Actual amounts could differ from those estimates.

      The use of estimates is mainly in the "Allowance for Doubtful Accounts", on the Company's Balance Sheet. The allowance is determined based on an aging of accounts receivable and the publication date of each edition to which the outstanding balances relates. The estimates are based on a preset number of assumptions that considers past experience as well as a projection of the Company's ability to collect the receivable balance. The assumptions take into consideration the Company's internal ability for "in-house" collections at a given period (i.e. - how many employees are currently fulfilling this position and their ability to collect) as well as the capability of the third party collecting agency to collect from the submitted accounts at a given period (i.e.
- the average aging of the accounts submitted and its total balances). In addition, the Company considers in its assumptions, general financial market conditions as well as the condition of it costumers and adjusts its allowances accordingly.

      The Company analyzes receivables on a quarterly basis and takes into consideration significant events such as the disposition of divisions. The Company uses past experience and reality tests to set up the most accurate allowances percentage required per each previously printed edition and to eliminate as possible deviations from actual results.

Cash and Cash Equivalents

      For the purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Marketable Securities and Short term investment - insurance annuity contract

      Marketable securities are reported at fair value and are classified as available-for-sale. Unrealized gains and losses from those securities are reported as a separate component of shareholders' equity, net of the related tax effect. Realized gains and losses are determined on a specific identification basis. None of the assets classified as marketable securities constitute investments in debt securities. Accordingly, no additional disclosure is needed under paragraph 20 of SFAS 115.

      On June 25, 2003, the Company purchased a 5-year Guaranteed Growth Annuity
(GGA) contract for $1 million. The annuity guarantees interest of 3.65% for its first two years; 3.00% for the following two years; and has a minimum guaranteed interest rate of 3.00% for the remaining period.

The Company's securities consist of the following:

     As of 12/31/2004              Fair Value         Cost       Holding Gains
     ----------------              ----------         ----       -------------
Preferred Stocks                      407,340         399,820           7,520
Insurance annuity contract          1,052,523       1,000,000          52,523
Marketable Securities               4,976,685       5,007,874         (31,189)
                                    ---------       ---------       ---------

           Total                    6,436,548       6,407,694          28,854

     As of 12/31/2003              Fair Value         Cost       Holding Gains
     ----------------              ----------         ----       -------------

Preferred Stocks                      911,019         882,254          28,765
Insurance annuity contract          1,018,536       1,000,000          18,536
Marketable Securities               5,649,786       5,526,779         123,543
                                    ---------       ---------       ---------

           Total                    7,579,341       7,409,033         170,309

Directories in Progress/Advanced Billings for Unpublished Directories

      Directories in progress mainly include direct production costs and commissions incurred applicable to unpublished directories. Advanced billings for unpublished directories arise from billings on advertising contracts. Upon publication, revenue and the related expense are recognized.

Property and equipment

      Property and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful economic lives of the assets, ranging from three to five years. Leasehold improvements are amortized over the shorter of the lease agreement or the useful life of the assets.

Trademarks

      Trademarks are amortized over their estimated useful live of 25 years.

      As of December 31, 2004, gross carrying amounts of trademarks were $350,981 with accumulated amortization of $78,973.

Amortization expenses for years ended December 31, 2004 and 2003 were $ 14,039.

Estimated amortization expenses:

For year ended 12/31/2005 - $14,039
For year ended 12/31/2006 - $14,039
For year ended 12/31/2007 - $14,039
For year ended 12/31/2008 - $14,039
For year ended 12/31/2009 - $14,039

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

      Since our contracts sell ads for two consecutive editions, we recognize 50% of its revenues and charge 50% of its related direct expense upon publication of the first directory whereas the remaining 50% is recognized upon publication of the second edition. Therefore, advertising revenues are recognized under the point-of-publication method ("Publication Method"), which is generally followed by publishing companies. Under this method, revenues and expenses are recognized when the related directories are published. Similarly, costs directly related to the publication of a directory in advance of publication are recorded as "Directories in progress" on the accompanying balance sheet and are recognized when the directory to which they relate is published. All other costs are expensed as incurred.

      As a result of recognizing revenues according to the Publication method, the Company spreads and allocates its revenues and related direct expenses over the lifetime of the contracts. On the publication of the first of the two directories covered by a contract we recognize 50% of the revenue and related expenses. The remaining 50% of the total contract revenues are presented on the Balance Sheet as "Advance Billing for Unpublished Directories" and are recognized with the publication of the next edition.

      The Company maintains an internet site which provides limited advertising services and links to other internet sites. The Company does not sell these services, rather they are provided as a supplement to print services in order to provide the Company with a presence on the internet. The Company does not record revenue from such services since customers place no value on the advertising and are not willing to pay for such services. In this regard, the Company follows the guidance in FASB Emerging Issues Task Force (EITF) Issue No. 99-17, Accounting for Advertising Barter Transactions, which states that revenue and expense from an advertising barter transaction should be recognized at fair value only if the fair value of the advertising provided is determinable based on the entity's own historical practice of receiving cash or other consideration that is readily convertible into cash for similar advertising from buyers unrelated to the counterparty. The performance of these services by the company is also considered to be inconsequential based on the guidance in SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, since the failure to provide these services would not result in the customer receiving a refund or rejecting the delivered services performed to date. In addition, the Company has a demonstrated history of completing these services in a timely manner and reliably estimating the remaining costs, which are minimal.

      The Company does not account for its online advertising services since based on costumer inquiries and tests we found that our costumers place no value on our online services and are not willing to pay for those online services. We have not invested significant funds in our web sites, unlike some of our competitors, and our sites are relatively limited and provide basic and minimal services only. Once a costumer signs a contract with us, his or her business details are posted into our web sites and will stay there infinitely.

Allowance for doubtful accounts

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

      The allowance calculation is initially based on an aging of accounts receivable and the publication date of each edition to which the outstanding balances relates. The estimates are based on a preset number of assumptions that consider past experience as well as projection of the Company's ability to collect the receivable balance. The assumptions take into consideration the Company's internal ability for "in-house" collections at a given period (i.e. how many employees are currently fulfilling this positions and their ability to collect) as well as the capability of the third party collecting agency to collect from the submitted accounts at a given period. (i.e. - the average aging of the accounts submitted and its total balances). In addition, the

Company considers in its assumptions, general financial market conditions as well as the condition of it customers and adjusts its allowances balance accordingly.

The calculation for the allowance as of December 31, 2004:

--------------------------------------------------------------------------------
                                                 Allowance for doubtful accounts
                                                 -------------------------------
--------------------------------------------------------------------------------
Prior year editions                                                   $  92,000
--------------------------------------------------------------------------------
Current year editions                                                 $  92,300
--------------------------------------------------------------------------------
NY Manhattan Special allowances                                       $  84,000
--------------------------------------------------------------------------------
General allowances (5%)                                               $  72,000
                                                                      ---------
--------------------------------------------------------------------------------
                                                                      $ 340,000
                                                                      =========
--------------------------------------------------------------------------------

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

The following table reconciles the number of weighted average common shares outstanding for basic and diluted earnings per share:

                                                               Years ended
                                                               December 31,
                                                        ------------------------
                                                           2004          2003
                                                           ----          ----
Basic                                                   3,065,080      2,933,164
Incremental shares for assumed exercise of options        178,021        103,991
                                                        ---------      ---------
Diluted                                                 3,243,101      3,037,155
                                                        =========      =========

111,440 and 174,440 stock options were not included in the diluted earnings per share calculation for the 2004 and 2003 fiscal years, respectively, as their effect would have been anti-dilutive.

Long-Lived Assets

      The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Events and circumstances that may indicate that an asset is impaired include: a significant decrease in the market price of a long-lived asset (asset group); a significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition; a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group); a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); or a current expectation that, more likely than not, a long-lived (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

      If events and circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. No impairment charges have been recorded during the years ended December 31, 2004 and 2003.

Stock-Based Compensation

      At December 31, 2004, the Company has a stock based compensation plan, which is described more fully in Note 6. As permitted by the SFAS No. 123, "Accounting for Stock Based Compensation", the Company accounts for stock-based compensation arrangements with employees in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees". Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company's stock and the exercise price of the option. No stock based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The Company accounts for equity instruments issued to non employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, or in Conjunction With Selling Goods Or Services". All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

--------------------------------------------------------------------------------
                                              Year Ended           Year Ended
                                           December 31, 2004   December 31, 2003
                                           -----------------   -----------------
--------------------------------------------------------------------------------
Reported net income                           $   1,035,037       $   1,598,964
--------------------------------------------------------------------------------
Deduct:
--------------------------------------------------------------------------------
Total stock based employee                          (95,275)            (71,231)
compensation expenses
determined under fair value
based method for all awards,
net of related tax effect
--------------------------------------------------------------------------------
Pro forma net income                          $     939,762       $   1,527,733
--------------------------------------------------------------------------------
Reported basic net income                     $        0.34       $        0.55
per common share
--------------------------------------------------------------------------------
Reported diluted net income                   $        0.32       $        0.53
per common share
--------------------------------------------------------------------------------
Pro forma basic net income                    $        0.31       $        0.53
per common share
--------------------------------------------------------------------------------
Pro forma diluted net income                  $        0.29       $        0.50
per common share
--------------------------------------------------------------------------------

      Under SFAS No. 123, the fair value of each option is estimated on the date of grant using Black-Scholes option-pricing model with the following weighted-average share assumptions used for grants in 2004 and 2003, respectively: (1) expected life of 5 years; (2) no dividend yield; (3) expected volatility 70%; (4) risk free interest rate of 5% and 6%.

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

Fair Value of Financial Instruments

      For cash and cash equivalents, accounts receivable and account payable the carrying amount approximates fair value due to the short-term nature of such instruments.

Advertising Expenses

      Advertising expenses are expenses as occurred. There were advertising expenses of $144,441 and $68,622 for the years ended December 31, 2004 and 2003, respectively.

Other Comprehensive Income

      Other comprehensive income consists of unrealized gains on marketable securities net of the related tax effect. The Company's comprehensive income is $950,164 and $1,678,731 for the years ended December 31, 2004 and 2003.

Recent Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). The Company cannot estimate the current impact on the financials statements. This standard becomes effective on January 1, 2006 for small business issuers. The Company will adopt SFAS 123R beginning in the Company's first fiscal quarter of 2006.

      Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company's consolidated financial statements.

3.    Property and equipment

Property and equipment, at cost, consist of the following at December 31, 2004:

  Office equipment                                                    $ 273,805
  Automobiles                                                           139,813
  Leasehold improvements                                                 65,911
                                                                      ---------
            Total property and equipment                                479,529
Less: accumulated depreciation                                         (281,431)
                                                                      ---------
            Property and equipment, net                               $ 198,098
                                                                      =========

Depreciation expense was approximately $93,800 and $115,500 for the years ended December 31, 2004 and 2003, respectively.

4.    Income Taxes

The (provision) benefit for income taxes relating to continuing operations consists of the following:

                                                       For the Years Ended
                                                       -------------------
                                                           December 31,
                                                           ------------
                                                     2004                2003
                                                     ----                ----
Current Taxes:
   Federal .............................          $  53,101           $(184,068)
   State ...............................             17,701             (51,090)
                                                  ---------           ---------

                                                     70,802            (235,158)
                                                  ---------           ---------

Deferred Taxes:
   Federal .............................                 --             399,373
   State ...............................                 --             115,947
                                                  ---------           ---------
                                                         --             515,320
                                                  ---------           ---------

   Provision for income taxes ..........          $  70,802           $ 280,162
                                                  =========           =========

The provision for income taxes relating to discontinued operations consists of the following:

                                                          For the Years Ended
                                                          -------------------
                                                             December 31,
                                                             ------------
                                                        2004               2003
                                                        ----               ----
Current Taxes:
Federal                                               464,250              6,000
State                                                 154,750              2,000
                                                      -------            -------
Provision for income taxes                            619,000              8,000
                                                      =======            =======

At December 31, 2004, deferred income taxes are comprised of $11,451 related to unrealized gains on marketable securities.

The provision for income taxes on earnings differs from the amount computed using the federal statutory rate of 34% as a result of the following:

--------------------------------------------------------------------------------
Year ended December, 31                                         2004      2003
-----------------------                                         ----      ----
--------------------------------------------------------------------------------
Federal Statutory Rate                                            34%       34%
--------------------------------------------------------------------------------
State income taxes, net of federal tax                             6%       (6%)
benefit
--------------------------------------------------------------------------------
Utilization of net operating loss                                 --       (11%)
--------------------------------------------------------------------------------
Other                                                             --        (2%)
--------------------------------------------------------------------------------
Provision for income taxes                                        40%       15%
                                                                 ===       ===
--------------------------------------------------------------------------------

5.    Simple IRA Plan

      On October 26, 2000, the Board of Directors approved a Simple IRA Plan (the "IRA Plan") for the purpose of attracting and retaining valuable employees. The IRA Plan was effective August 2000 with a trustee, which allows up to 100 eligible employees to participate. It is a "Matching Contribution" plan under which eligible employees may contribute up to 6% of their yearly salary, on a pre-tax basis (with a cap of $9,000), with the Company matching on a dollar-for-dollar basis up to 3% of the employees' compensation (with a cap of $9,000). These thresholds are subject to change under notice by the trustee. The Company is not responsible for any other costs under this plan. For fiscal year 2004 and 2003 the Company contributed $9,000 and $8,000 respectively, as a matching contribution to the IRA Plan.

6.    Stock Option Plan

      The Company adopted the 1999 Stock Option Plan (the "Plan"), as amended, reserving 704,000 common shares of the Company for issuance upon exercise of stock options granted pursuant to the Plan. At December 31, 2004 and 2003, 91,560 and 85,560 options were available for future grants under the plan, respectively.

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

      The Company accounts for the employee options under APB Opinion No. 25, under which no compensation cost has been recognized as all options granted to employees during 2004 and 2003, have been granted at the fair market value of the Company's common stock. Options granted to consultants are accounted for under SFAS No. 123 and EITF No. 96-18 and are measured using Black-Scholes option pricing model. Compensation costs of $2,976 and $15,236 were charged to operations in 2004 and in 2003, respectively.

      The weighted average fair value of options granted during the year ended December 31, 2004 and 2003 was $1.21 and $1.10, respectively

The following summarizes stock option activity for 2004 and 2003:

                                                                     Weighted
                                                                      Average
                                                    Shares        Exercise Price
--------------------------------------------------------------------------------
Outstanding at December 31, 2002                    387,440          $   1.81
                                                   --------          --------
--------------------------------------------------------------------------------
Granted                                             155,000          $   2.46
Exercised                                           (49,000)         $   1.46
Forfeited                                           (25,000)         $   1.66
--------------------------------------------------------------------------------
Outstanding at December 31, 2003                    468,440          $   2.67
                                                   --------          --------
--------------------------------------------------------------------------------
Granted                                             125,000          $   4.09
Exercised                                          (125,000)         $   2.14
Forfeited                                           (30,000)         $   2.93
--------------------------------------------------------------------------------
Outstanding at December 31, 2004                    438,440          $   3.21
                                                   --------          --------
--------------------------------------------------------------------------------

      As of December 31, 2004 and 2003 there were exercisable options amounting to 430,253 and 302,587 respectively, with a weighted average exercise price of $2.26 and $2.12, respectively. As of December 31, 2004 and 2003 the weighted average remaining contractual life of options outstanding are 2.95 and 3.17, respectively.

      In connection with the Company's initial public offering the Company issued 132,500 warrants to the underwriters of the initial public offering. The warrants are convertible into the same number of common shares at an exercise price of $7.80 per warrant. The warrants are exercisable over a four-year period beginning on the first anniversary of the offering. All of the warrants were expired on May 13, 2004.

7.    Shareholders' Equity

      In August 1999, the Board of Directors of the Company authorized a stock repurchase program. The program authorizes the Company to purchase up to 150,000 common shares of the Company within the upcoming years. As of December 31, 2000, the Company has purchased 68,730 common shares at an aggregate cost of approximately $231,000. None of the proceeds of the Company's initial public offering have been used in connection with this stock repurchase program. In September 20, 2001 the Board of the Directors of the Company authorized a stock repurchase program that allows the Company additional purchase up to 200,000 common shares of the Company, out of the available funds of the Company, in the open market within the ensuing year. The purpose of the stock repurchase program is to help the Company achieve its long-term goal of enhancing shareholder value. No additional shares were repurchased during fiscal years 2004 and 2003.

8.    Commitments and Contingencies

Operating leases -

      The Company has various lease and rental commitments ending 2008 for its offices, automobiles and equipment. At December 31, 2004, approximate future minimum rental payments under these commitments are as follows:

         2005........................                   108,133
         2006........................                   103,678
         2007........................                    82,951
         2008........................                    60,801
                                                       --------
         Total.......................                  $355,563
                                                       ========

      Rent expense was approximately $83,000 and $148,000 in 2004 and 2003, respectively.

Employment Agreements -

      In March 1999, the Company entered into an employment agreement with Assaf Ran, its president and chief executive officer. Mr. Ran's employment term initially renews automatically for successive one-year periods unless either party gives 180 days written notice of its intention to terminate the agreement. Under the agreement, Mr. Ran will receive an annual base salary of $75,000, annual bonuses as determined by the compensation committee of the Board of Directors in its sole and absolute discretion, and is eligible to participate in all executive benefit plans established and maintained by the Company. Under the agreement, Mr. Ran has also agreed to a one-year non-competition period following the termination of his employment. As of March 2003 the compensation committee approved an increase in Mr. Ran's compensation to an annual base salary of $225,000. In August 2004, the Board of Directors approved Mr. Ran a one-time bonus of $154,000 due to the sale of the Blackbook Photography Inc. Mr. Ran's annual compensation was $378,154 and $202,500 during fiscal years 2004 and 2003.

Contingencies -

      From time to time, the Company is a party to litigation arising in the normal course of its business operations. In the opinion of management and counsel, it is not anticipated that the settlement or resolution of any such matters will have a material adverse impact on the Company's financial position, liquidity or results of operations.

      On February 24, 2004 the Jewish Sephardic YellowPages Ltd. (the "Plaintiff") filed a claim against the Company in the U.S. District Court for the Eastern District of New York, challenging the Company's ownership of its federally registered trademark "Kosher Yellow Pages" and seeking declaratory judgment, injunctive relief and compensatory and punitive monetary damages against the Company in connection with the Company's use of the trademark. The Company filed an answer on April 7, 2004 vigorously denying plaintiff's claims and asserting that there is no basis for liability. The Company has also asserted a counterclaim and third party complaint against Plaintiff and the Plaintiff's owner in which it seeks a declaratory judgment that the Company is the rightful owner of the mark "the Kosher Yellow Pages", and seeking injunctive relief, compensatory and punitive monetary damages and other relief against the continuing, unauthorized use of this trademark by the Plaintiff. As of December 31, 2004, we asked for the court permission to file a motion for summery judgment, which was granted by the court.

9.    Related Parties Transactions

      During 2004 and 2003, the Company has paid $105,000 and $71,000, respectively, in legal fees to Morse, Zelnick Rose & Lander LLP for legal advice and representation. Stephen A. Zelnick, a director of the Company, is a partner of Morse, Zelnick, Rose & Lander LLP.