Form 10KSB/A
period 2004-12-31
DAG MEDIA INC
filed 2005-03-04
CIK 1080340

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-KSB/A(1)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                Explanatory Note

This form 10-KSB/A(1) hereby amends Part II Item 5 paragraph (c) - Dividends, DAG Media, Inc. Annual Report on form 10-KSB for the year ended December 31, 2004, filed on March 3, 2005. The amendment corrects the prospective dividend quarterly amount for 2005 from $0.25 to $0.10 cents. No other changes are being made by this filing.

                                 DAG MEDIA, INC.
                            Form 10-KSB Annual Report
                                TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
PART I
   Item 1.  Description of Business.........................................................       5
   Item 2.  Description of Property.........................................................      12
   Item 3.  Legal Proceedings...............................................................      12
   Item 4.  Submission of Matters to a Vote of Security Holders.............................      13

PART II
   Item 5.  Market for Common Equity and Related Stockholder Matters........................      13
   Item 6.  Management's Discussion and Analysis or Plan of Operation.......................      14
   Item 7.  Financial Statements............................................................      23
   Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial
            Disclosure......................................................................      23

PART III
   Item 9.  Directors and Executive Officers of the Registrant..............................      24
   Item 10. Executive Compensation..........................................................      27
   Item 11. Security Ownership of Certain Beneficial Owners and Management and Related
            Stockholders Matters............................................................      28
   Item 12. Certain Relationships and Related Transactions..................................      30
   Item 13. Exhibits List and Reports on Form 8-K...........................................      30
   Item 14. Principal Accountant Fees and Services..........................................      31

SIGNATURES..................................................................................      33

EXHIBITS....................................................................................      34

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

(c)   Dividends

Due to the increase in both income and cash related to the Company's sale of the Blackbook photography Inc. the Company declared dividend of $0.28 cents per share to all shareholders of record on December 1, 2004. The dividend was paid on January 5th, 2005. We also announced the payment of $0.10 per share quarterly dividend during 2005.

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