Form 10QSB
period 2005-03-31
DAG MEDIA INC
filed 2005-05-06
CIK 1080340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2005

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 000-25991

DAG MEDIA, INC.

(Exact name of small business issuer as specified in its charter)

New York	13-3474831
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

125-10 Queens Boulevard	11415
Kew Gardens, NY	(Zip Code)
(Address of principal executive offices)

(718) 520-1000
(Issuer’s telephone number, including area code)

                Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒        No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of May 6, 2005:

Class	Number of Shares
Common Stock, $.001 par value	3,187,190

Transitional Small Business Disclosure Format	Yes ☐ No ☒

DAG MEDIA, INC. TABLE OF CONTENTS

Part I	FINANCIAL INFORMATION
i

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

DAG MEDIA, INC. CONSOLIDATED BALANCE SHEET (unaudited)

March 31, 2005

Assets
Current assets:

Cash and cash equivalents	$898,251
Marketable securities	6,778,392
Short term investment – insurance annuity contract – at fair value	1,059,621

Total cash and cash equivalents, marketable securities and short terms investments	8,736,264

Trade accounts receivable, net of allowance for doubtful accounts of $ 375,000	1,190,567
Directories in progress	1,136,209
Deferred tax assets	70,710
Other current assets	307,050

Total current assets	11,440,800

Property and equipment, net	184,938
Trademarks and other intangibles, net	268,498
Other assets	118,864

Total assets	$12,013,100

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$334,847
Accrued commissions and commissions payable	490,000
Advanced billing for unpublished directories	2,318,923
Dividends payable	311,846
Income tax payable	523,587

Total current liabilities	3,979,203

Commitments and contingencies	—

Shareholders’ equity:
Preferred shares - $ .01 par value; 5,000,000 shares authorized; no shares issued	—
Common shares - $ .001 par value; 25,000,000 authorized; 3,187,190 issued and 3,118,460 outstanding	3,187
Additional paid-in capital	8,545,017
Treasury stock, at cost- 68,730 shares	(231,113)
Deferred compensation	(47,150)
Accumulated other comprehensive income	(82,154)
Accumulated deficit	(153,890)

Total shareholders’ equity	8,033,897

Total liabilities and shareholders’ equity	$12,013,100

The accompanying notes are an integral part of these financial statements.
1

DAG MEDIA, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended March 31,

	2005	2004

Advertising revenues	$1,680,074	$2,436,019
Publishing costs	206,677	396,093

Gross Profit	1,473,397	2,039,926

Operating costs and expenses:
Selling expenses	825,539	1,101,553
Administrative and general costs	806,428	584,510

Total operating costs and expenses	1,631,967	1,686,063

(Loss) income from operations	(158,570)	353,863

Other (expenses) income	(27,435)	118,668

(Loss) income from continuing operations before provision for income taxes	(186,005)	472,531

Provision for income taxes	—	(137,680)

(Loss) income from continuing operations	(186,005)	334,851

Discontinued Operations:
Loss from operation of Blackbook, net of tax provision of $1,681 in 2004	—	(122,252)

Net (loss) income	$(186,005)	$212,599

Basic net (loss) income per common share outstanding:
Continuing operations	$(0.06)	$0.11
Discontinued operations	—	($ 0.04)

Total net (loss) income per common share – Basic	$(0.06)	$0.07

Diluted net (loss) income per common share outstanding:
Continuing operations	$(0.06)	$0.11
Discontinued operations	—	($ 0.04)

Total net (loss) income per common share – Diluted	$(0.06)	$0.07

Weighted average number of common shares outstanding
—Basic	3,106,938	3,002,966

—Diluted	3,106,938	3,133,416

The accompanying notes are an integral part of these financial statements.
2

DAG MEDIA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months ended March 31,
	2005	2004

Cash flows from operating activities:
Net (loss) income	$(186,005)	$212,599
Adjustment to reconcile net income to net cash used in operating activities:
Depreciation and amortization	22,743	28,086
Amortization of deferred compensation and non cash compensation	9,610	43,276
Bad debt expense	196,547	154,528
Tax benefit for stock options	15,940	137,680
Realized loss (gain) on sale of marketable securities	88,171	(94,865)
Deferred taxes	(82,251)	(30,986)
Changes in operating assets and liabilities:
Accounts receivable	(23,199)	(180,558)
Directories in progress	352,485	385,819
Other current assets	(24,940)	90,176
Other assets	—	(1,610)
Accounts payable and accrued expenses	135,675	(249,848)
Accrued commissions and commissions payable	(60,000)	39,000
Advance billing for unpublished directories	(640,864)	(869,331)
Income taxes payable	(20,159)	—

Assets and Liabilities from discontinued operation	—	22,469

Net cash used in operating activities	(216,247)	(313,565)

Cash flows from investing activities:
Proceeds from sale of marketable securities	4,584,241	4,907,895
Purchase of fixed assets	(6,072)	(22,471)
Investment in marketable securities	(6,173,344)	(1,153,719)

Net cash (used in) provided by investing activities	(1,595,175)	3,731,705

Cash flows from financing activities:
Dividend paid ($0.28 per share)	(867,289)	(744,113)
Proceeds from forfeit of gain on sale of restricted stocks	—	10,279
Proceeds from exercise of stock options	29,220	156,142

Net cash used in financing activities	(838,069)	(577,692)

Net (decrease) increase in cash	$(2,649,491)	$2,840,448
Cash and cash equivalents, beginning of period	3,547,742	1,201,819

Cash and cash equivalents, end of period	$898,251	$4,042,267

The accompanying notes are an integral part of these financial statements.
3

DAG MEDIA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2005

1.             THE COMPANY

                The accompanying unaudited consolidated financial statements of DAG Media, Inc. (“DAG” or the “Company”) included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2004 and the notes thereto included in the Company’s 10-KSB. Results of consolidated operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year. All material intercompany accounts and transactions have been eliminated.

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

2.             RECENT TECHNICAL ACCOUNTING PRONOUNCEMENTS

                In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). The Company cannot estimate the future impact on the financials statements. See note 4 for the impact the use of the fair value accounting would have had on the periods presented. This standard becomes effective on January 1, 2006. The Company will adopt SFAS 123R beginning in the Company’s first fiscal quarter of 2006.

                Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s consolidated financials statements.

3.             EARNINGS PER SHARE OF COMMON STOCK

                The Company has applied SFAS No. 128, “Earnings Per Share” in its calculation and presentation of earnings per share - “basic” and “diluted”. Basic earnings per share are computed by dividing income available to common shareholders (the numerator) by the weighted average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

                The numerator in calculating both basic and diluted earnings per common share for each period is the reported net income. The denominator is based on the following weighted average number of common shares:

	Three Months Ended March 31,
	2005	2004

Basic	3,106,938	3,002,966
Incremental shares for assumed conversion of options	—	130,450

Diluted	3,106,938	3,133,416

                The difference between basic and diluted weighted average common shares resulted from the assumption that the dilutive stock options outstanding were exercised. For the three month period ended March 31, 2004 there were 173,440 stock options and warrants not included in the diluted earning per share calculation, as their effect would have been anti-dilutive.

4.              STOCK – BASED COMPENSATION

                As permitted by the SFAS No. 123, “Accounting for Stock Based Compensation”, the Company accounts for stock-based compensation arrangements with employees in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees”. Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company’s stock and the exercise price of the option. No stock based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The Company accounts for equity instruments issued to non employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, or in Conjunction With Selling Goods or Services”. All transactions with non employees, in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The following table illustrates the effect on net (loss) income and (loss) income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation to employees:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004

Net (loss) income, as reported	$(186,005)	$212,599
Less: Total stock based employee compensation expenses determined under fair value based method for all awards	(37,303)	(16,033)

Net (loss) income, pro forma	$(223,308)	$196,566

Basic (loss) income per share, as reported	$(0.06)	$0.07

Pro forma	$(0.07)	$0.07

Diluted (loss) income per share, as reported	$(0.06)	$0.07

Pro forma diluted (loss) income per share	$(0.07)	$0.06

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                The following discussion and analysis of our result of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on form 10-QSB. The discussion and analysis contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements.

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

                On January 7, 2005, we announced our intention to sell our classified directories business, consisting of the Jewish Israeli Yellow Pages and the Jewish Master Guide. The sale would include applicable trademarks, tradenames and other intellectual property. At this time, no buyers have been identified nor have any deal terms been agreed upon. The Company decided to seek a buyer for its directories business because the complexity, scale and probable margins of this business makes the costs of compliance with new regulatory requirements for public companies, under Sarbanes - Oxley Act of 2002 and other government strictures, prohibitive. While seeking to sell our classified directories business we will seek to acquire a new potentially larger and more profitable business, more suitable for operation in a publicly traded company. We believe that the sale of our directories business and acquisition of a new business more suitable for operation in a public company is the best way to enhance shareholder value and optimize asset growth. However, we can not assure you that our divestiture and acquisition strategy will be successful. In the meantime, we will continue to publish and expand our existing niche ethnic directories.

                Advertising fees, whether collected in cash or evidenced by a receivable, generated in advance of publication dates, are recorded as “Advanced billings for unpublished directories” on our balance sheet. Many of our advertisers pay the ad fee over a period of time. In that case, the entire amount of the deferred payment is booked as a receivable. Revenues are recognized at the time the directory in which the ad appears is published. Thus, costs directly related to the publication of a directory in advance of publication are recorded as “Directories in progress” on our balance sheet and are recognized when the directory to which they relate is published. All other costs are expensed as incurred.

                Since our contracts sell ads for two consecutive editions, we recognize 50% of its revenues and charge 50% of its related direct expenses upon publication of the first directory whereas the remaining 50% is recognized upon publication of the second edition. Therefore, advertising revenues are recognized under the point-of-publication method, which is generally followed by publishing companies. Under this method, revenues and expenses are recognized when the related directories are published. Similarly, costs directly related to the publication of a directory in advance of publication are recorded as “Directories in progress” on the accompanying balance sheet and are recognized when the directory to which they relate is published. All other costs are expensed as incurred.

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

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Advertising revenues

                Advertising revenues for three months ended March 31, 2005 were $1,680,000 compared to $2,436,000 for the three months ended March 31, 2004, a decrease of $756,000, or 31.0%. Advertising revenues for three months ended March 31, 2004 included $466,000 of recognized revenues resulting from the ninth and last edition of the sold New Yellow Manhattan Directory. The remaining $290,000 decrease in revenues was attributable primarily to the decrease in revenue of the Jewish Israeli Yellow Pages directory, which had produced record high revenues in prior years. During the sales period for the 30th edition of the Jewish Israeli Yellow Pages (published in February 2005), we experienced a few operational changes in our sales force including replacement of the sales managers in two of our sales offices, and the repositioning of some other personnel. These changes resulted in a period in which sales declined. We believe, however, that the changes to our sales force will have a positive affect on our sales in the near future.

                 The following table reflects the revenue attributed to each of our directories.

	Revenues for the three months period ended

	March 31, 2005	March 31, 2004

Jewish Israeli Yellow Pages	$1,680,000	$1,970,000
New Yellow Manhattan (sold in August 2003)	—	466,000

Total Revenues	$1,680,000	$2,436,000

                For each of the three months ended March 31, 2005 and 2004, there were no revenues attributable to the Jewish Master Guide directory. In the second and fourth quarters, upon the publication and distribution of the Jewish Master Guide directory, its related revenues will be attributed accordingly. We sell advertisements to our directories until two weeks prior to the publication date. Therefore, it is almost impossible to predict specific edition sales.

Publishing costs

                Publishing costs for the three months ended March 31, 2005 were $207,000 compared to $396,000 for the corresponding period in 2004, a decrease of $189,000, or 47.7%. As a percentage of advertising revenues, publishing costs were 12.3% in the three month period ending March 31, 2005 compared to 16.3% in the corresponding period in 2004. The decrease in publishing costs was due primarily to the decrease in printing costs resulting from the sale of the New Yellow  Manhattan  directory, which was last published in the first quarter of 2004. In addition, the decrease in publishing costs reflects the savings of distribution costs resulting from the new and domestic printer that the Company started using for both the Jewish Master Guide  and the Jewish Israeli Yellow Pages  directory. The decreased publishing costs were slightly offset by the increase in printing cost for both of the Company’s directories after a change in their size and formats. The difference in publishing costs can vary as it corresponds to the particular requirements of the directory being published and on the prevailing paper costs. According to our past experience, we expect a modest annual increase in publication costs primarily due to increase in paper costs and production expenses.

Selling expenses

                Selling expenses for the three months ended March 31, 2005 were $826,000 compared to $1,102,000 for the corresponding period in 2004, a decrease of $276,000, or 25.0%. As a percentage of advertising revenues, selling expenses increased to 49.2 % from 45.2%. This decrease in selling expenses was attributable primarily to the decrease in the Company’s sales. The increase of selling expenses as a percentage of advertising revenue is attributable to the higher commission and promotions rates the Company pays to both the Jewish Master Guide and the Jewish Israeli Yellow Pages directories compared to the commission rate previously paid for the New Yellow Manhattan directory. Since our principal selling expenses are represented by the sales commissions paid, we expect sales expenses to increase or decrease in accordance with the increase or decrease of revenues.

Administrative and general costs

                General and administrative expenses for the three month ended March 31, 2005 were $806,000 compared to $585,000 for the same period in 2004, an increase of $221,000, or 37.77%. As a percentage of advertising revenues, administrative and general costs increased to 47.97% from 24.01%. This increase is primarily attributable to increased legal fees of $87,000 (see Part II, Item 1, Legal Proceeding), payroll expenses of $35,000 reflecting normal fluctuation due to the increase or decrease of the number of our employees versus the use of outsourced personnel and bad debt expenses of $42,000 representing the negative affect on the collection rate of our New Yellow Manhattan directory as a result of its sale. We expect administrative and general costs to increase as a result of ongoing expenses related to reporting company obligations and compliance such as those mandated by the provision of the Sarbanes – Oxley Act of 2002 and Nasdaq National Market requirements.

Other (loss) income

                For the three month period ended March 31, 2005, we had other loss consisting of dividend, interest and realized gains of $27,000 compared to other income of $119,000 for the three month period ended March 31, 2004. The decrease is attributable primarily to the fact that a higher portion of the Company’s portfolio consisted of marketable securities that did not perform well in the first quarter of 2005.

Provision for income taxes

                There was no provision for income taxes in the three months ended March 31, 2005 compared to a provision of $138,000 for the three months ended March 31, 2004. The Company has recorded in additional paid in capital an expected $16,000 tax benefit resulting from options exercised during the first quarter of 2005.

Discontinued operations

                For the three month period ended March 31, 2004, net operating loss from discontinued operation totaled $122,000. On August 24, 2004, we sold our wholly owned subsidiary, Blackbook Photography Inc., to Modern Holdings Incorporated, for $2.25 million. Our net profit from the sale, before provision for income taxes, totaled totaled $1.186 million, previously presented on our financial statements for the period ended September 31, 2004. Net revenue from discontinued operation was $26,625 for the quarter ended March 31, 2004.

Liquidity and Capital Resources

                At March 31, 2005, we had cash and cash equivalents, marketable securities and short terms investments of $8,736,000 and working capital of $7,462,000 as compared to cash and cash equivalents, marketable securities and short terms investments of $7,916,000 and working capital of $7,312,000 at March 31, 2004. The increase in cash and cash equivalents and marketable securities primarily reflects the $2.125 million cash provided by the sale of the Blackbook Photography Inc., on August of 2004, partly offset by a dividend payment on January 5, 2005 of $ 867,000. The increase in working capital is attributable primarily to better collection rates of our trade account receivable, which resulted from the increased number of employees delegated to focus on collection efforts, partially offset by the poor collection rate relating to our sold New Yellow Manhattan directory. Such increase is also attributable to the decrease in production and printing costs resulting from the sale of our New Yellow Manhattan directory.

                Net cash used in operating activities was $216,000 for the three months ended March 31, 2005. For the comparable period in 2004, net cash used in operating activities was $314,000. The decrease in net cash used in operating activities reflects the increased earnings from continuing operations.

                Net cash used in investing activities was $1,595,000 for the three months ended March 31, 2005 compared to net cash provided by investing activities of $3,732,000 for the comparable period in 2004. Net cash used in investing activities was primarily the result of our purchases of marketable securities and a change in our investment strategy.

                Net cash used in financing activities for the three months ended March 31, 2005 was $838,000 compared to $578,000 for the comparable period in 2004.The net cash used in financing activities for the three months ended March 31, 2005 was due to the dividend paid to the Company’s shareholders on January 5, 2005, offset by the proceeds received from the exercise of stock options and the issuance of common shares, respectively.

                We have not entered into any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

                We anticipate that our current cash balances together with our cash flows from operations will be sufficient to fund the production of our directories and the maintenance of our Web sites as well as increases in our marketing and promotional activities for the next 12 months. However, we expect our working capital requirements to increase over the next 12 months as we continue to strive for growth.

Changes to Critical Accounting Policies and Estimates

                Our critical accounting polices and estimates are set forth in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. As of March 31, 2005, there have been no changes to such critical accountings policies and estimates.

Forward Looking Statements

                This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the words “believe”, “expect”, “intend”, “estimate” and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial conditions and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements”), including but not limited to the following: (i) our limited operating history, (ii) potential fluctuations in our quarterly operating results, (iii) challenges facing us relating to our rapid growth, (iv) our dependence on a limited number of suppliers, and (v) challenges facing our reorganization plan. The accompanying information contained in this report, including the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, identifies important factors that could cause such differences. These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

Item 3.   CONTROL AND PROCEDURES

                (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and our chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective, providing them with material information relating to us as required to be disclosed in the reports we file or submit under the Exchange Act on a timely basis.

                (b) Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting, known to our chief executive officer or our chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.    Legal Proceeding

                On February 24, 2004, the Jewish Sephardic YellowPages Ltd. (the “Plaintiff”) filed a claim against us in the U.S. District Court for the Eastern District of New York, challenging our ownership of our federally registered trademark “Kosher Yellow Pages” and seeking declaratory judgment, injunctive relief and compensatory and punitive monetary damages against us in connection with our use of the trademark. We filed an answer on April 7, 2004 vigorously denying plaintiff’s claims and asserting that there is no basis for liability. We have also asserted a counterclaim and third party complaint against Plaintiff and the Plaintiff’s owner in which we seeks a declaratory judgment that we are the rightful owner of the mark “the Kosher Yellow Pages”, and seeking injunctive relief, compensatory and punitive monetary damages and other relief against the continuing, unauthorized use of this trademark by the Plaintiff. As of December 31, 2004, we asked for the court permission to file a motion for summary judgment, which was granted, by the court. On April 5, 2005 we filed a motion for summary judgment.

                On December 28, 2004, Le Book Publishing, Inc., filed a claim in the U.S. District Court for the Southern District of New York, naming Black Book Photography, Inc. and the Company as defendants. Blackbook Photography Inc. was a wholly owned subsidiary of the Company, which the Company sold to Modern Holdings, Inc. on August 24, 2004. The complaint, which seeks damages, alleges, among other things, copyright and trademark infringement by the defendants with respect to the plaintiff’s rights in “Le Book.” On March 28, 2005, we filed a motion to dismiss plaintiff’s complaint. We intend to vigorously defend against plaintiff’s claims as we believe that there is no basis for liability.

Item 5.    Other Information

                On January 7, 2005, we announced the proposed sale of our classified directories business, consisting of the Jewish Israeli Yellow Pages and the Master or Kosher Guide. The sale would include applicable trademarks, tradenames and other intellectual property. We decided to seek a buyer for our directories business because the complexity, scale and probable margins of this business makes the costs of compliance with new regulatory requirements for public companies, under Sarbanes – Oxley Act of 2002 and other government strictures, prohibitive. While seeking to sell our classified directories business we will seek to acquire a new potentially larger and more profitable business, more suitable for operation in a publicly traded company. We believe that the sale of our directories business and acquisition of a new business more suitable for operation in a public company is the best way to enhance shareholder value and optimize asset growth.

                On January 7, 2005, we also announced that we would pay a $0.10 per share dividend to shareholders of record on March 21, June 20, September 20 and December 20, 2005 with pay dates on April 5, July 5, October 5, 2005 and January 5, 2006.

Item 6. EXHIBITS

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification as required under section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification as required under section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAG Media, Inc. (Registrant)

Date: May 6, 2005	By: /s/ Assaf Ran
———————————————
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2005	By: /s/ Yael Shimor-Golan
———————————————
Yael Shimor-Golan, Chief Financial Officer
(Principal Financial and Accounting Officer)
13