Form 10QSB
period 2005-06-30
DAG MEDIA INC
filed 2005-07-29
CIK 1080340

UNITED STATE
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of July 29, 2005:

            Class                                               Number of Shares
Common Stock, $.001 par value                                       3,187,190

      Transitional Small Business Disclosure Format             Yes |_| No |X|

                                 DAG MEDIA, INC.
                                TABLE OF CONTENTS

Part I     FINANCIAL INFORMATION
                                                                           Page
                                                                          Number
                                                                          ------
Item1.     Consolidated Financial Statements (unaudited)

           Balance Sheet at June 30, 2005                                    1

           Statements of Operations for the Three and Six Months Periods     2
           Ended June 30, 2005 and 2004, consolidated

           Statements of Cash Flows for the Six Months Periods Ended June    3
           30, 2005 and 2004, consolidated

           Notes to Consolidated Financial Statements                        4

Item 2.    Management's Discussion and Analysis or Plan of Operation         6

           Results of Operations                                             7

           Liquidity and Capital Resources                                   12

           Changes to Critical Accounting Policies and Estimates             12

Item 3.    Controls and Procedures                                           13

Part II    OTHER INFORMATION

Item 1.    Legal Proceeding                                                  14

Item 4.    Submission of Matters to a Vote of Security Holders               14

Item 6.    Exhibits                                                          15

SIGNATURES                                                                   15

EXHIBITS                                                                     16

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                                 DAG MEDIA, INC.
                                  BALANCE SHEET
                                   (unaudited)

                                                                                                    June 30, 2005
                                                                                                    --------------
Assets
Current assets:

   Cash and cash equivalents                                                                        $    3,499,517
   Marketable securities                                                                                 3,378,328
   Short term investment - insurance annuity contract - at fair value                                    1,067,545
                                                                                                    --------------
            Total cash and cash equivalents, marketable securities and short terms investments           7,945,390

   Trade accounts receivable, net of allowance for doubtful accounts of $ 350,000                        1,093,548
   Directories in progress                                                                               1,253,074
   Deferred tax assets                                                                                     100,336
   Other current assets                                                                                    336,818
                                                                                                    --------------
         Total current assets                                                                           10,729,166

Property and equipment, net                                                                                166,570
Trademarks and other intangibles, net                                                                      264,988
Other assets                                                                                               118,864
                                                                                                    --------------
         Total assets                                                                               $   11,279,588
                                                                                                    ==============

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses                                                               $      191,803
Accrued commissions and commissions payable                                                                455,000
Advanced billing for unpublished directories                                                             2,438,392
Income tax payable                                                                                         523,587
                                                                                                    --------------

         Total current liabilities                                                                       3,608,782

Commitments and contingencies                                                                                   --

Shareholders' equity:
         Preferred shares - $ .01 par value; 5,000,000 shares authorized; no shares
         issued                                                                                                 --
         Common shares - $ .001 par value; 25,000,000 authorized; 3,187,190 issued
         and 3,118,460 outstanding                                                                           3,187
         Additional paid-in capital                                                                      8,547,857
             Treasury stock, at cost- 68,730 shares                                                       (231,113)
             Deferred compensation                                                                         (40,380)
             Accumulated other comprehensive income                                                       (126,595)
         Accumulated deficit                                                                              (482,150)
                                                                                                    --------------
                Total shareholders' equity                                                               7,670,806
                                                                                                    --------------
                Total liabilities and shareholders' equity                                          $   11,279,588
                                                                                                    ==============

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                    Three Months                        Six Months
                                                   Ended June 30,                     Ended June 30,
                                                   --------------                     --------------

                                              2005              2004              2005              2004
                                              ----              ----              ----              ----
Advertising revenues                      $   713,487       $   604,593         2,393,561       $ 3,040,612
Publishing costs                              117,765           151,247           324,442           547,341
                                          -----------       -----------       -----------       -----------
Gross Profit                                  595,722           453,346         2,069,119         2,493,271

Operating costs and expenses:
Selling expenses                              341,300           216,043         1,166,839         1,317,596
Administrative and general costs              523,772           686,180         1,330,200         1,270,688
                                          -----------       -----------       -----------       -----------
Total operating costs and expenses            865,072           902,223         2,497,039         2,588,284
                                          -----------       -----------       -----------       -----------

Loss from operations                         (269,350)         (448,877)         (427,920)          (95,013)

Other income                                  252,936           125,115           225,501           243,784
                                          -----------       -----------       -----------       -----------
(Loss) income from continuing                 (16,414)         (323,762)         (202,419)          148,771
operations before benefit for income
taxes

Benefit for income taxes                           --           137,680                --                --
                                          -----------       -----------       -----------       -----------
(Loss) income from continuing                 (16,414)         (186,082)         (202,419)          148,771
operations

Discontinued Operations:
Loss from operation of Blackbook,
net of tax provision of $1,806 and                 --           (77,578)               --          (199,832)
$3,487 in 2004                            -----------       -----------       -----------       -----------
Net loss                                  $   (16,414)      $  (263,660)      $  (202,419)      $   (51,061)
                                          ===========       ===========       ===========       ===========

Basic and diluted net (loss)
income per common share outstanding:
Continuing operations                     $     (0.01)      $     (0.06)      $     (0.06)      $      0.05
Discontinued operations                            --             (0.03)               --       $     (0.07)
                                          -----------       -----------       -----------       -----------
    Total net loss per common share       $     (0.01)      $     (0.09)      $     (0.06)      $     (0.02)
- Basic and diluted                       ===========       ===========       ===========       ===========

Weighted average number of common
shares outstanding
--Basic and diluted                         3,112,731         3,083,460         3,118,460         3,043,212
                                          ===========       ===========       ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                          Six Months Ended June 30,
                                                                           2005               2004
                                                                       ------------       ------------
Cash flows from operating activities:
  Net loss                                                             $   (202,419)      $    (51,061)
  Adjustment to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization                                              44,621             54,063
  Amortization of deferred compensation and non cash compensation            19,220             46,399
  Bad debt expense                                                          144,468            400,559
  Tax benefit for stock options                                              15,940            137,680
  Realized gain on sale of marketable securities                           (101,073)          (157,331)
  Deferred taxes                                                           (100,336)          (181,486)
  Changes in operating assets and liabilities:
       Accounts receivable                                                  125,900           (230,411)
       Directories in progress                                              235,620            (14,664)
       Other current assets                                                 (54,708)           123,578
       Other assets                                                              --             (4,411)
       Accounts payable and accrued expenses                                 (7,369)          (171,528)
       Accrued commissions and commissions payable                          (95,000)           (33,000)
       Advance billing for unpublished directories                         (521,396)           (44,912)
       Income taxes payable                                                 (31,700)                --

       Assets and Liabilities from discontinued operation                        --            191,782
                                                                       ------------       ------------
              Net cash (used in) provided by operating activities          (528,232)            65,257
                                                                       ------------       ------------

Cash flows from investing activities:
   Proceeds from sale of marketable securities                           12,728,736          6,072,147
   Purchase of fixed assets                                                  (6,072)           (24,969)
   Investment in marketable securities                                  (10,780,895)        (1,787,637)
                                                                       ------------       ------------
             Net cash provided by investing activities                    1,941,769          4,259,541
                                                                       ------------       ------------

Cash flows from financing activities:
    Dividend paid ($0.48 per share)                                      (1,490,982)          (744,113)
    Proceeds from forfeit of gain on sale of restricted stocks                   --             10,279
    Proceeds from exercise of stock options                                  29,220            156,142
                                                                       ------------       ------------
              Net cash used in financing activities                      (1,461,762)          (577,692)
                                                                       ------------       ------------

Net (decrease) increase in cash                                        $    (48,225)      $  3,747,106
Cash and cash equivalents, beginning of period                            3,547,742          1,201,819
                                                                       ------------       ------------
Cash and cash equivalents, end of period                               $  3,499,517       $  4,948,925
                                                                       ============       ============

   The accompanying notes are an integral part of these financial statements.

                                 DAG MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

1. THE COMPANY

      The accompanying unaudited consolidated financial statements of DAG Media, Inc. ("DAG" or the "Company") included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2004 and the notes thereto included in the Company's 10-KSB. Results of consolidated operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year. All material intercompany accounts and transactions have been eliminated.

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

3. EARNINGS PER SHARE OF COMMON STOCK

      The Company has applied SFAS No. 128, "Earnings Per Share" in its calculation and presentation of earnings per share - "basic" and "diluted". Basic earnings per share are computed by dividing income available to common shareholders (the numerator) by the weighted average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. Potential dilutive common shares have not been included in the calculation of diluted earnings per share since the effect would be anti-dilutive for all periods presented.

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation to employees:

-------------------------------------------------------------------------------------------------------------
                                          Three Months      Three Months       Six Months      Six Months
                                              Ended             Ended             Ended           Ended
                                          June 30, 2005     June 30, 2004     June 30, 2005   June 30, 2004
-------------------------------------------------------------------------------------------------------------
Net loss, as reported                         $ (16,414)        $(263,660)        $(202,419)        $ (51,061)
-------------------------------------------------------------------------------------------------------------
Less: Total stock based employee                (32,302)          (17,551)          (69,605)          (33,584)
compensation expenses determined under        ---------         ---------         ---------         ---------
fair value based method for all awards
-------------------------------------------------------------------------------------------------------------
Net loss, pro forma                           $ (48,716)        $(281,211)        $(272,024)        $ (84,645)
-------------------------------------------------------------------------------------------------------------
Basic and diluted loss per share,             $   (0.01)        $   (0.09)        $   (0.06)        $   (0.02)
as reported
-------------------------------------------------------------------------------------------------------------
Pro forma basic and diluted loss              $   (0.02)        $   (0.09)        $   (0.09)        $   (0.03)
per share
-------------------------------------------------------------------------------------------------------------

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

      Our principal directories are the Jewish Israeli Yellow Pages and the Jewish Master Guide, also known as the Kosher Yellow Pages.The Jewish Israeli Yellow Pages is a bilingual, English and Hebrew, yellow page directory distributed free through local commercial and retail establishments in the New York metropolitan area and Florida. The Jewish Master Guide is a yellow page directory designed to meet the special needs of the Hasidic and ultra-Orthodox Jewish communities in the New York metropolitan area and Florida.

      On January 7, 2005, we announced our intention to sell our classified directories business, consisting of the Jewish Israeli Yellow Pages and the Jewish Master Guide. The sale would include applicable trademarks, tradenames and other intellectual property. At this time, no buyers have been identified nor have any deal terms been agreed upon. The Company decided to seek a buyer for its directories business because the complexity, scale and probable margins of this business makes the costs of compliance with new regulatory requirements for public companies, under the Sarbanes - Oxley Act of 2002 and other government requirements, prohibitive. While seeking to sell our classified directories business, we will seek to acquire a new potentially larger and more profitable business, more suitable for operation in a publicly traded company. This new line of business may or may not be similar to our current line of business. We believe that the potential sale of our directories business and potential acquisition of a new business more suitable for operation in a public company is the best way to enhance shareholder value and optimize asset growth. However, we can not assure you that our divestiture and acquisition strategy will be successful. In the meantime, we will continue to publish and expand our existing niche ethnic directories.

      Advertising fees, whether collected in cash or evidenced by a receivable, generated in advance of publication dates, are recorded as "Advanced billing for unpublished directories" on our balance sheet. Many of our advertisers pay the ad fee over a period of time. In that case, the entire amount of the deferred payment is booked as a receivable. Revenues are recognized at the time the directory in which the ad appears is published. Thus, costs directly related to the publication of a directory in advance of publication are recorded as "Directories in progress" on our balance sheet and are recognized when the directory to which they relate is published. All other costs are expensed as incurred.

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

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Advertising revenues

      Advertising revenues for three months ended June 30, 2005 were $713,000 compared to $605,000 for the three months ended June 30, 2004, an increase of $108,000, or 17.9%. The increase in revenues was attributable primarily to the increase in revenues of the Jewish Master Guide directory, of $139,000. Revenues from the eleventh and twelfth editions of the Jewish Master Guide directory, recognized in the three month period ended June 30, 2005, increased due to a significant increase in number of sales representatives reassigned to its sales, especially after the sale of the New Yellow Manhattan directory, compared with the same period last year.

      The following table reflects the revenue attributed to each of our directories.

                                                   Three months period ended
                                                   -------------------------
                                               June 30, 2005       June 30, 2004
                                               -------------       -------------
      Jewish Master Guide                           $713,000            $574,000
      Graphic Income                                      --              31,000
                                                    --------            --------
      Total Revenues                                $713,000            $605,000
                                                    ========            ========

      For each of the three months ended June 30, 2005 and 2004, there were no revenues attributable to the Jewish Israeli Yellow Pages directory. In the first and third quarters, upon the publication and distribution of the Jewish Israeli Yellow Pages directory, its related revenues will be attributed accordingly. We sell advertisements to our directories until two weeks prior to the publication date. Therefore, it is not practical to predict specific edition sales.

Publishing costs

      Publishing costs for the three months ended June 30, 2005 were $118,000 compared to $151,000 for the corresponding period in 2004, a decrease of $33,000, or 21.9%. As a percentage of advertising revenues, publishing costs were 16.5% in the three month period ending June 30, 2005 compared to 25.0% in the corresponding period in 2004. The decrease in publishing costs was due to savings in distribution costs resulting from the new and domestic printer that the Company now uses and downsizing the graphics department according to the Company's new needs. The decreased publishing costs were slightly offset by the increase in printing cost for both of the Company's directories after a change in their size and formats. The difference in publishing costs can vary as it corresponds to the particular requirements of the directory being published and on the prevailing paper costs. According to our past experience, we expect a modest annual increase in publication costs primarily due to increase in paper costs and production expenses.

Selling expenses

      Selling expenses for the three months ended June 30, 2005 were $341,000 compared to $216,000 for the corresponding period in 2004, an increase of $125,000, or 57.9%. As a percentage of advertising revenues, selling expenses increased to 47.8% from 35.7%. The increase in selling expenses was attributable primarily to the increase in the Company's sales. The increase of selling expenses, as a percentage of advertising revenue is attributable to the general increase in sales generated by sales agencies with higher commission rates than sales generated by sales representatives who work directly for the Company. Since our principal selling expenses are represented by the sales commissions paid, we expect sales expenses to increase or decrease in accordance with the increase or decrease of revenues.

Administrative and general costs

      Administrative and general costs for the three month ended June 30, 2005 were $524,000 compared to $686,000 for the same period in 2004, a decrease of $162,000, or 23.6%. As a percentage of advertising revenues, administrative and general costs decreased to 73.4% from 113.4%. This decrease is primarily attributable to a decrease in bad debt expense of $298,000 representing better collection rate of our directories offset by increased legal fees of $41,000 (see Part II, Item 1, Legal Proceeding), increased advertising expenses, rent and travel costs of $66,000. We expect administrative and general costs to increase as a result of ongoing expenses related to reporting company obligations and compliance such as those mandated by the provision of the Sarbanes - Oxley Act of 2002 and Nasdaq Stock Market requirements.

Other (loss) income

      For the three month period ended June 30, 2005, we had other income consisting of dividends, interest and realized gains of $253,000 compared to other income of $125,000 for the three month period ended June 30, 2004. The increase is attributable primarily to the fact that the portion of the Company's portfolio consisting of marketable securities performed well in the second quarter of 2005.

Benefit for income taxes

      There was no provision for income taxes in the three months ended June 30, 2005 compared to a benefit of $138,000 for the three months ended June 30, 2004.

Discontinued operations

      For the three month period ended June 30, 2004, net operating loss from discontinued operation totaled $78,000. On August 24, 2004, we sold our wholly owned subsidiary, Blackbook Photography Inc., to Modern Holdings Incorporated, for $2.25 million. Our net profit from the sale, before provision for income taxes, totaled $1.186 million, previously presented on our financial statements for the period ended September 30, 2004. Net revenue from discontinued operation was $537,000 for the quarter ended June 30, 2004.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Advertising revenues

      Advertising revenues for six months ended June 30, 2005 were $2,394,000 compared to $3,041,000 for the six months ended June 30, 2004, a decrease of
$647,000, or 21.3%. Advertising revenues for six months ended June 30, 2004 included $466,000 of recognized revenues resulting from the ninth and last edition of the sold New Yellow Manhattan Directory. The remaining $181,000 decrease in revenues was attributable primarily to the decrease in revenue of the Jewish Israeli Yellow Pages directory, which had produced record high revenues in prior years offset by increased revenues from the eleventh and twelfth editions of the Jewish Master Guide directory, recognized in the three month period ended June 30, 2005. The increase in revenues from the Jewish Master Guide was due to a significant increase in number of sales representatives dedicated to its sales, especially after the sale of the New Yellow Manhattan directory.

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

                                                     Six months period ended
                                                     -----------------------
                                                  June 30, 2005    June 30, 2004
                                                  -------------    -------------
      Jewish Israeli Yellow Pages
                                                     $1,681,000       $1,970,000
      Jewish Master Guide
                                                        713,000          574,000
      Graphics income                                        --           31,000
      New Yellow Manhattan (sold in                          --          466,000
      August 2003)                                   ----------       ----------
      Total Revenues                                 $2,394,000       $3,041,000
                                                     ==========       ==========

      For each of the six months ended June 30, 2005 and 2004, there were revenues attributable to the Jewish Master Guide directory and the Jewish Israeli Yellow Pages directory. In the third and fourth quarters, upon the publication and distribution of each directory, additional revenues, will be recognized accordingly. We sell advertisements to our directories until two weeks prior to the publication date. Therefore, it is not practical to predict specific edition sales.

Publishing costs

      Publishing costs for the six months ended June 30, 2005 were $324,000 compared to $547,000 for the corresponding period in 2004, a decrease of $223,000, or 40.8%. As a percentage of advertising revenues, publishing costs were 13.5% in the six month period ending June 30, 2005 compared to 18.0% in the corresponding period in 2004. The decrease in publishing costs was due primarily to the decrease in printing costs resulting from the sale of the New Yellow Manhattan directory, which was last published in the first quarter of 2004. In addition, the decrease in publishing costs reflects the savings of distribution costs resulting from the new and domestic printer that the Company started using for both the Jewish Master Guide and the Jewish Israeli Yellow Pages directories. The decreased publishing costs were slightly offset by the increase in printing cost for both of the Company's directories after a change in their size and formats. The difference in publishing costs can vary as it corresponds to the particular requirements of the directory being published and on the prevailing paper costs. According to our past experience, we expect a modest annual increase in publication costs primarily due to increase in paper costs and production expenses.

Selling expenses

      Selling expenses for the six months ended June 30, 2005 were $1,167,000 compared to $1,318,000 for the corresponding period in 2004, a decrease of $151,000, or 11.4%. As a percentage of advertising revenues, selling expenses increased to 48.7% from 43.3%. This decrease in selling expenses was attributable primarily to the decrease in the Company's sales. The increase of selling expenses as a percentage of advertising revenue is attributable to the general increase in sales generated by sales agencies with higher commission rates than sales generated by sales representatives who work directly for the Company. In addition, the increase of selling expenses as a percentage of advertising revenue is attributable to the higher commission and promotions rates the Company pays to both the Jewish Master Guide and the Jewish Israeli Yellow Pages directories compared to the commission rate previously paid for the New Yellow Manhattan directory. Since our principal selling expenses are represented by the sales commissions paid, we expect sales expenses to increase or decrease in accordance with the increase or decrease of revenues.

Administrative and general costs

      Administrative and general costs for the six months ended June 30, 2005 were $1,330,000 compared to $1,271,000 for the same period in 2004, an increase of $59,000, or 4.6%. As a percentage of advertising revenues, administrative and general costs increased to 55.6% from 41.8%. This increase is primarily attributable to increased legal fees of $121,000 (see Part II, Item 1, Legal Proceeding), payroll expenses of $50,000 reflecting normal fluctuation due to the increase or decrease of the number of our employees versus the use of outsourced personnel, advertising expenses, rent and travel costs of $96,000, offset by decreased bad debt expenses of $257,000 representing better collection rate of our directories. We expect administrative and general costs to increase as a result of ongoing expenses related to reporting company obligations and compliance such as those mandated by the provision of the Sarbanes - Oxley Act of 2002 and Nasdaq Stock Market requirements.

Other income

      For the six month period ended June 30, 2005, we had other income consisting of dividend, interest and realized gains of $226,000 compared to other income of $244,000 for the six month period ended June 30, 2004. The decrease is attributable primarily to the fluctuation in performance of the Company's portfolio and marketable securities.

Provision for income taxes

      There was no provision for income taxes in the six months ended June 30, 2005 and 2004, respectively. The Company has recorded in additional paid in capital an expected $16,000 tax benefit resulting from options exercised during the first quarter of 2005.

Discontinued operations

      For the six month period ended June 30, 2004, net operating loss from discontinued operation totaled $200,000. On August 24, 2004, we sold our wholly owned subsidiary, Blackbook Photography Inc., to Modern Holdings Incorporated, for $2.25 million. Our net profit from the sale, before provision for income taxes, totaled $1.186 million, previously presented on our financial statements for the period ended September 30, 2004. Net revenue from discontinued operation was $564,000 for the six month period ended June 30, 2004.

Liquidity and Capital Resources

      At June 30, 2005, we had cash and cash equivalents, marketable securities and short terms investments of $7,945,000 and working capital of $7,120,000 as compared to cash and cash equivalents, marketable securities and short terms investments of $8,335,000 and working capital of $7,015,000 at June 30, 2004. The decrease in cash and cash equivalents and marketable securities primarily reflects the dividend payments of $867,289 on January 5, 2005, and $311,846 on each of April 5, 2005 and July 5, 2005. The increase in working capital is attributable primarily to better collection rates of our trade account receivable, which resulted from the increased number of employees delegated to focus on collection efforts, partially offset by the poor collection rate relating to our sold New Yellow Manhattan directory. Such increase is also attributable to the decrease in production and printing costs resulting from the sale of our New Yellow Manhattan directory.

      Net cash used in operating activities was $528,000 for the six months ended June 30, 2005. For the comparable period in 2004, net cash provided by operating activities was $65,000. The decrease in net cash used in operating activities reflects the decreased advanced billing from unpublished directories mainly due to the sale of the New Yellow Manhattan directory and due to the general decrease in earnings from continuing operations.

      Net cash provided by investing activities was $1,942,000 for the six months ended June 30, 2005 compared to net cash provided by investing activities of $4,260,000 for the comparable period in 2004. Net cash provided by investing activities was primarily the result of our sales of marketable securities and a change in our investment strategy.

      Net cash used in financing activities for the six months ended June 30, 2005 was $1,462,000 compared to $578,000 for the comparable period in 2004.The net cash used in financing activities for the six months ended June 30, 2005 was due to the dividend paid to the Company's shareholders on January 5, 2005, April 5, 2005 and July 5, 2005 partially offset by the proceeds received from the exercise of stock options.

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

Changes to Critical Accounting Policies and Estimates

         Our critical accounting polices and estimates are set forth in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. As of June 30, 2005, there have been no changes to such critical accountings policies and estimates.

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

Item 3. CONTROL AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and our chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective, providing them with material information relating to us as required to be disclosed in the reports we file or submit under the Exchange Act on a timely basis.

      (b) Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting, known to our chief executive officer or our chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                            PART II-OTHER INFORMATION

Item 1. Legal Proceeding

      On February 24, 2004, the Jewish Sephardic YellowPages Ltd. (the "Plaintiff") filed a claim against us in the U.S. District Court for the Eastern District of New York, challenging our ownership of our federally registered trademark "Kosher Yellow Pages" and seeking declaratory judgment, injunctive relief and compensatory and punitive monetary damages against us in connection with our use of the trademark. We filed an answer on April 7, 2004 vigorously denying plaintiff's claims and asserting that there is no basis for liability. We have also asserted a counterclaim and third party complaint against Plaintiff and the Plaintiff's owner in which we seeks a declaratory judgment that we are the rightful owner of the mark "the Kosher Yellow Pages", and seeking injunctive relief, compensatory and punitive monetary damages and other relief against the continuing, unauthorized use of this trademark by the Plaintiff. As of December 31, 2004, we asked for the court permission to file a motion for summary judgment, which was granted, by the court. On April 5, 2005, we filed a motion for summary judgment.

      On December 28, 2004, Le Book Publishing, Inc., filed a claim in the U.S. District Court for the Southern District of New York, naming Black Book Photography, Inc. and the Company as defendants. Blackbook Photography Inc. was a wholly owned subsidiary of the Company, which the Company sold to Modern Holdings, Inc. on August 24, 2004. The complaint, which seeks damages, alleges, among other things, copyright and trademark infringement by the defendants with respect to the plaintiff's intellectual property rights in "Le Book." On March 28, 2005, we filed a motion to dismiss plaintiff's complaint. The motion to dismiss is still pending. We intend to vigorously defend against plaintiff's claims, as we believe that there is no basis for liability.

Item 4. Submission of Matters to a Vote of Security Holders

(a) Our annual meeting of shareholders was held on July 12, 2005.

(b) The following is a list of all nominees for Director of the Company who were elected at the annual meeting and whose term of office continued after the annual meeting:

      Assaf Ran
      Michael Jackson
      Yael Shimor-Golan
      Phillip Michals
      Eran Goldshmid

(c) There were present at the annual meeting in person or by proxy 3,161,152 shares of our common stock out of a total of 3,187,190 shares of our common stock issued and outstanding and entitled to vote at the annual meeting.

(d) The results of the vote of the shareholders taken at the annual meeting by ballot and by proxy as solicited by us on behalf of the board of directors were as follows:

      (i) The results of the vote taken at the annual meeting for the election of the nominees for our board of directors were as follows:

--------------------------------------------------------------------------------
      Nominee                                       For                 Withheld
--------------------------------------------------------------------------------
Assaf Ran                                        2,982,892               178,260
--------------------------------------------------------------------------------
Michael Jackson                                  2,983,507                177645
--------------------------------------------------------------------------------
Yael Shimor-Golan                                2,982,892               178,260
--------------------------------------------------------------------------------
Phillip Michals                                  2,982,783               178,369
--------------------------------------------------------------------------------
Eran Goldshmid                                   2,983,307               177,845
--------------------------------------------------------------------------------

      (ii) A vote was taken on the proposal to amend the Company's 1999 Stock Option Plan to increase the number of shares of common stock available for issuance from 704,000 to 854,000 shares. The results of the vote taken at the annual meeting with respect to such proposal were as follows:

--------------------------------------------------------------------------------
   For                 Against               Abstain            Broker Non-Votes
1,419,720              207,448                1,901                 1,532,083
--------------------------------------------------------------------------------

Item 6. EXHIBITS

   Exhibit No.    Description
   -----------    -----------

       3.1        Amended and Restated Bylaws.

      10.1        1999 Stock Option Plan, as amended.

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

                           DAG Media, Inc. (Registrant)


Date: July 29, 2005         By: /s/ Assaf Ran
                                -----------------------------
                                Assaf Ran, President and Chief Executive Officer (Principal Executive Officer)


Date: July 29, 2005         By: /s/ Yael Shimor-Golan
                                -----------------------------
                                Yael Shimor-Golan, Chief Financial Officer
                                (Principal Financial and Accounting Officer)