Form 10QSB
period 2005-09-30
DAG MEDIA INC
filed 2005-10-28
CIK 1080340

 UNITED STATE
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2005

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 000-25991

DAG MEDIA, INC.
(Exact name of small business issuer as specified in its charter)

New York	13-3474831
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

125-10 Queens Boulevard Kew Gardens, NY	11415
(Address of principal executive offices)	(Zip Code)

(718) 520-1000 (Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒     No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒    No☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of October 28, 2005:

Class	Number of Shares
Common Stock, $.001 par value	3,191,190

Transitional Small Business Disclosure Format   Yes ☐    No☒

Item 1. FINANCIAL STATEMENTS

DAG MEDIA, INC.
BALANCE SHEET
(unaudited)

Assets	September 30, 2005
Current assets:
Cash and cash equivalents	$2,476,720
Marketable securities	4,139,380
Short term investment - insurance annuity contract - at fair value	1,075,964
Total cash and cash equivalents, marketable securities and short terms investments	7,692,064

Trade accounts receivable, net of allowance for doubtful accounts of $ 395,000	1,047,863
Directories in progress	1,041,600
Other current assets	148,194
Total current assets	9,929,721
Property and equipment, net	148,913
Trademarks and other intangibles, net	261,479
Other assets	118,863
Total assets	$10,458,976
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$245,270
Accrued commissions and commissions payable	433,500
Advanced billing for unpublished directories	2,079,007
Dividends Payable	312,246
Income tax payable	374,479
Total current liabilities	3,444,502
Commitments and contingencies	-
Shareholders’ equity:
Preferred shares - $ .01 par value; 5,000,000 shares authorized; no shares issued	-
Common shares - $ .001 par value; 25,000,000 authorized; 3,191,190 issued and 3,122,460 outstanding	3,191
Additional paid-in capital	8,539,953
Treasury stock, at cost- 68,730 shares	(231,113)
Deferred compensation	(33,611)
Accumulated other comprehensive loss	(373,381)
Accumulated deficit	(890,565)
Total shareholders’ equity	7,014,474
Total liabilities and shareholders’ equity	$10,458,976

The accompanying notes are an integral part of these financial statements.

DAG MEDIA, INC.
  STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Advertising revenues	$1,444,253	$1,986,744	3,837,814	$5,027,356
Publishing costs	208,293	225,496	532,735	772,837
Gross Profit	1,235,960	1,761,248	3,305,079	4,254,519
Operating costs and expenses:
Selling expenses	757,315	963,068	1,924,154	2,280,664
Administrative and general costs	624,863	745,178	1,955,063	2,015,866
Total operating costs and expenses	1,382,178	1,708,246	3,879,217	4,296,530

(Loss) income from operations	(146,218)	53,002	(574,138)	(42,011)

Other income	105,048	84,735	330,549	328,520
(Loss) income from continuing operations before benefit for income taxes	(41,170)	137,737	(243,589)	286,509
Provision for income taxes	---	(134,340)	---	(134,340)
(Loss) income from continuing operations	(41,170)	3,397	(243,589)	152,169
Discontinued Operations:
(Loss) gain on sale of Blackbook net of tax effect of $770,000, in 2004	(55,000)	1,169,213	(55,000)	1,169,213
Gain (loss) from operation of Blackbook, net of tax provision of $3,487 and $120,000, in 2004	---	16,480	---	(183,352)
(Loss) income from discontinued operations	(55,000)	1,185,693	(55,000)	985,861
Net (loss) income	$(96,170)	$1,189,090	$(298,589)	$1,138,030
Basic net (loss) income per common share outstanding:
Continuing operations	$(0.01)	$0.00	$(0.08)	$0.05
Discontinued operations	(0.02)	0.38	(0.02)	$0.31
Total net (loss) income per common share - Basic	$(0.03)	$0.38	$(0.10)	$0.36
Diluted net (loss) income per common share outstanding:
Continuing operations	$(0.01)	$0.00	$(0.08)	$0.04
Discontinued operations	(0.02)	0.37	(0.02)	$0.31
Total net (loss) income per common share - Diluted	$(0.03)	$0.37	$(0.10)	$0.35
Weighted average number of common shares outstanding
--Basic	3,119,764	3,152,190	3,115,101	3,125,455
--Diluted	3,119,764	3,237,608	3,115,101	3,230,197

 The accompanying notes are an integral part of these financial statements.

DAG MEDIA, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2005	2004

Cash flows from operating activities:
Net (loss) income	$(298,589)	$1,138,030
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	65,788	102,403
Amortization of deferred compensation and non cash compensation	28,829	65,614
Gain on sale of Blackbook Photography Inc.		(1,939,213)
Bad debt expense	265,311	524,926
Tax benefit for stock options	---	137,680
Realized gain on sale of marketable securities	(169,277)	(191,989)
Deferred taxes	---	(63,571)
Changes in operating assets and liabilities:
Accounts receivable	50,742	(486,514)
Directories in progress	447,094	322,070
Other current assets	133,917	85,814
Other assets	---	(4,412)
Accounts payable and accrued expenses	46,098	(342,968)
Accrued commissions and commissions payable	(116,500)	(61,817)
Advance billing for unpublished directories	(880,781)	11,006
Income taxes payable	(180,807)	581,248
Net cash used in operating activities	(608,175)	(121,693)

Cash flows from investing activities:
Proceeds from sale of marketable securities	14,412,975	7,328,008
Purchase of fixed assets	(6,072)	(24,969)
Investment in marketable securities	(13,413,188)	(5,258,515)
Cash received on sale of Blackbook Photography Inc., net of expenses and amount in escrow and cash surrendered on sale	---	1,800,245
Net cash provided by investing activities	993,715	3,844,769

Cash flows from financing activities:
Dividend paid ($0.48 per share)	(1,490,982)	(744,113)
Proceeds from forfeit of gain on sale of restricted stocks	---	10,279
Proceeds from exercise of stock options	34,420	156,142
Net cash used in financing activities	(1,456,562)	(577,692)

Net (decrease) increase in cash	$(1,071,022)	$3,145,384
Cash and cash equivalents, beginning of period	3,547,742	1,201,819
Cash and cash equivalents, end of period	$2,476,720	$4,347,203
Supplemental cash flow information:
Dividends declared but not paid	$312,246	---

The accompanying notes are an integral part of these financial statements.

 DAG MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

1. THE COMPANY

The accompanying unaudited financial statements of DAG Media, Inc. (“DAG” or the “Company”) included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2004 and the notes thereto included in the Company’s 10-KSB. Results of operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year. All material intercompany accounts and transactions have been eliminated.

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

Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s financials statements.

3. EARNINGS PER SHARE OF COMMON STOCK

The Company has applied SFAS No. 128, “Earnings Per Share” in its calculation and presentation of earnings per share - “basic” and “diluted”. Basic earnings per share are computed by dividing income available to common shareholders (the numerator) by the weighted average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. For the three and nine month periods ended September 31, 2005, potential dilutive common shares have not been included in the calculation of diluted earnings per share since the effect would be anti-dilutive for all periods presented.

The numerator in calculating both basic and diluted earnings per common share for each period is the reported net income. The denominator is based on the following weighted average number of common shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic	3,119,764	3,152,190	3,115,101	3,125,455
Incremental shares for assumed conversion of options	---	85,418	---	104,742
Diluted	3,119,764	3,237,608	3,115,101	3,230,197

4. STOCK - BASED COMPENSATION

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation to employees:

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Net (loss) income, as reported	$(96,170)	$1,189,090	$(298,589)	$1,138,030
Less: Total stock based employee compensation expenses determined under fair value based method for all awards	(31,854)	(32,738)	(101,459)	(66,322)
Net (loss) income, pro forma	$(128,024)	$1,156,352	$(400,048)	$1,071,708

Basic (loss) income per share, as reported	$(0.03)	$0.38	$(0.10)	$0.36
Pro forma basic (loss) income (loss) per share	$(0.04)	$0.37	$(0.13)	$0.34
Diluted (loss) income per share, as reported	$(0.03)	$0.37	$(0.10)	$0.35
Pro forma diluted (loss) income per share	$(0.04)	$0.36	$(0.13)	$0.33

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

On January 7, 2005, we announced our intention to sell our classified directories business, consisting of the Jewish Israeli Yellow Pages and the Jewish Master Guide. The sale would include applicable trademarks, tradenames and other intellectual property. At this time, no buyers have been identified nor have any deal terms been agreed upon. The Company decided to seek a buyer for its directories business because the complexity, scale and probable margins of this business makes the costs of compliance with new regulatory requirements for public companies, under the Sarbanes - Oxley Act of 2002 and other government requirements, prohibitive. While seeking to sell our classified directories business, we will seek to acquire a new, more suitable for operation in a publicly traded company. This new line of business may or may not be similar to our current line of business. We believe that the potential sale of our directories business and potential acquisition of a new business more suitable for operation in a public company is the best way to enhance shareholder value and optimize asset growth. However, we can not assure you that our divestiture and acquisition strategy will be successful. In the meantime, we will continue to publish and expand our existing niche ethnic directories.

Advertising fees, whether collected in cash or evidenced by a receivable, generated in advance of publication dates, are recorded as “Advanced billing for unpublished directories” on our balance sheet. Many of our advertisers pay the ad fee over a period of time. In that case, the entire amount of the deferred payment is booked as a receivable. Revenues are recognized at the time the directory in which the ad appears is published. Thus, costs directly related to the publication of a directory in advance of publication are recorded as “Directories in progress” on our balance sheet and are recognized when the directory to which they relate is published. All other costs are expensed as incurred.

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

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Advertising revenues

Advertising revenues for three months ended September 30, 2005 were $1,444,000 compared to $1,987,000 for the three months ended September 30, 2004, a decrease of $543,000, or 27.3%. The decrease in revenues was attributable to the decrease in revenues of the Jewish Israeli Yellow Pages directory.  Revenues from the thirty and thirty first editions of Jewish Israeli Yellow Pages directory, recognized in the three month period ended September 30, 2005, decreased due to a decrease in number of sales representatives assigned to its sales, compared with the same period last year.

The following table reflects the revenue attributed to each of our directories.

	Three months period ended September 30,
	2005	2004
Jewish Yellow Pages	$1,444,000	$1,987,000
Total Revenues	$1,444,000	$1,987,000

For each of the three months ended September 30, 2005 and 2004, there were no revenues attributable to the Jewish Master Guide directory. In the second and fourth quarters, upon the publication and distribution of the Jewish Master Guide directory, its related revenues will be recognized accordingly. We sell advertisements to our directories until two weeks prior to the publication date. Therefore, it is not practical to predict specific edition sales.

Publishing costs

Publishing costs for the three months ended September 30, 2005 were $208,000 compared to $225,000 for the corresponding period in 2004, a decrease of $17,000, or 7.6%. As a percentage of advertising revenues, publishing costs were 14.4% in the three months ended September 30, 2005 compared to 11.3% in the corresponding period in 2004. The decrease in publishing costs was due to savings in distribution costs resulting from the new and domestic printer that the Company now uses and downsizing the graphics department according to the Company’s new needs. The difference in publishing costs can vary as it corresponds to the particular requirements of the directory being published and on the prevailing paper costs. According to our past experience, we expect a modest annual increase in publication costs primarily due to increase in paper costs and production expenses.

Selling expenses

Selling expenses for the three months ended September 30, 2005 were $757,000 compared to $963,000 for the corresponding period in 2004, a decrease of $206,000, or 21.4%. As a percentage of advertising revenues, selling expenses increased to 52.4% from 48.5%. The decrease in selling expenses was attributable primarily to the decrease in the Company's sales. The increase of selling expenses, as a percentage of advertising revenue, is attributable to the general increase in sales generated by sales agencies with higher commission rates than sales generated by sales representatives who work directly for the Company. Since the sales commissions paid represent our principal selling expenses, we expect sales expenses to increase or decrease in accordance with the increase or decrease of revenues.

Administrative and general costs

Administrative and general costs for the three months ended September 30, 2005 were $625,000 compared to $745,000 for the same period in 2004, a decrease of $120,000, or 16.1%. As a percentage of advertising revenues, administrative and general costs increased to 43.3% from 37.5%. This decrease is primarily attributable to a decrease in legal and professional fees of $62,000, resulting from the dismissal of the claim filed by Le Book Publishing, Inc. (see Part II, Item 1, Legal Proceeding) and decrease in payroll expenses of $52,000, board members fees of $7,000 and decreased bad debt expenses of $4,000 representing better collection rate of our directories, offset by a slight increase in automobile expenses and computers maintenance costs of $15,000. We expect administrative and general costs to increase as a result of ongoing expenses related to reporting company obligations and compliance such as those mandated by the provision of the Sarbanes - Oxley Act of 2002 and Nasdaq Stock Market requirements.

Other income

For the three months ended September 30, 2005, we had other income consisting of dividends, interest and realized gains of $105,000 compared to other income of $85,000 for the three months ended September 30, 2004. The increase is attributable primarily to higher interest rates.

Benefit (provision) for income taxes

There was no provision for income taxes in the three months ended September 30, 2005, compared to a provision of $134,000 for the three months ended September 30, 2004.

Discontinued operations

For the three months ended September 30, 2005, we had a net loss from the sale of our wholly owned subsidiary, Blackbook Photography Inc., of $55,000 due to the release of the escrow account and the settlement made between the Company and Modern Holdings Incorporated, the buyer of Blackbook. As agreed, the $55,000 was released from escrow and paid to the benefit of the buyer. For the three months ended September 30, 2004, net profit from the sale made on August 24, 2004, of Blackbook, after direct related costs including the finder’s fee, compensation to sales franchisees, bonuses to employees and payments to legal advisors, net of tax effect, totaled $1.169 million, in addition to a net gain from operation of $16,000. Net gain from discontinued operations totaled $1.186 million.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Advertising revenues

Advertising revenues for nine months ended September 30, 2005 were $3,838,000 compared to $5,027,000 for the nine months ended September 30, 2004, a decrease of $1,189,000, or 23.7%. Advertising revenues for nine months ended September 30, 2004 included $466,000 of recognized revenues resulting from the ninth and last edition of the sold New Yellow Manhattan Directory as well as one time graphics income of $31,000. The remaining $692,000 decrease in revenues was attributable primarily to the decrease in revenue of the Jewish Israeli Yellow Pages directory, which had produced record high revenues in prior years offset by increased revenues from the eleventh and twelfth editions of the Jewish Master Guide directory, recognized in the second quarter of 2005. The increase in revenues from the Jewish Master Guide was due to a significant increase in number of sales representatives dedicated to its sales, especially after the sale of the New Yellow Manhattan directory in August of 2003.

 During the sales period for both the 30th and 31st editions of the Jewish Israeli Yellow Pages (published in February and August of 2005), we experienced a few operational changes in our sales force including replacement of the sales managers in two of our sales offices, and the repositioning of some other personnel. These changes resulted in a period in which sales declined. We believe, however, that the changes to our sales force will have a positive affect on our sales in the near future.

 The following table reflects the revenue attributed to each of our directories.

	Nine month period ended
	September 30, 2005	September 30, 2004
Jewish Israeli Yellow Pages	$3,002,000	$3,956,000
Jewish Master Guide (Kosher Yellow Pages)	836,000	574,000
Graphics income	----	31,000
New Yellow Manhattan (sold in August 2003)	----	466,000
Total Revenues	$3,838,000	$5,027,000

For each of the nine months ended September 30, 2005 and 2004, there were revenues attributable to the Jewish Master Guide directory and two editions of the Jewish Israeli Yellow Pages directory. In the fourth quarter, upon the publication and distribution of the second edition of the Jewish Master Guide directory, additional revenues, will be recognized accordingly. We sell advertisements to our directories until two weeks prior to the publication date. Therefore, it is not practical to predict specific edition sales.

Publishing costs

Publishing costs for the nine months ended September 30, 2005 were $533,000 compared to $773,000 for the corresponding period in 2004, a decrease of $240,000, or 31.0%. As a percentage of advertising revenues, publishing costs were 13.9% in the nine months ended September 30, 2005 compared to 15.4% in the corresponding period in 2004. The decrease in publishing costs was due primarily to the decrease in printing costs resulting from the sale of the New Yellow Manhattan directory, which was last published in the first quarter of 2004. In addition, the decrease in publishing costs reflects the savings of distribution costs resulting from the new and domestic printer that the Company started using for both the Jewish Master Guide and the Jewish Israeli Yellow Pages directories as well as the decrease in graphics costs due to downsizing the graphics department according to the Company’s new needs. The decreased publishing costs were slightly offset by the increase in printing cost for both of the Company's directories after a change in their size and formats. The difference in publishing costs can vary as it corresponds to the particular requirements of the directory being published and on the prevailing paper costs. According to our past experience, we expect a modest annual increase in publication costs primarily due to increase in paper costs and production expenses.

Selling expenses

Selling expenses for the nine months ended September 30, 2005 were $1,924,000 compared to $2,281,000 for the corresponding period in 2004, a decrease of $357,000, or 15.7%. As a percentage of advertising revenues, selling expenses increased to 50.1% from 45.4%. This decrease in selling expenses was attributable primarily to the decrease in the Company's sales. The increase of selling expenses, as a percentage of advertising revenue, is attributable to the general increase in sales generated by sales agencies with higher commission rates than sales generated by sales representatives who work directly for the Company. In addition, the increase of selling expenses as a percentage of advertising revenue is attributable to the higher commission and promotions rates the Company pays to both the Jewish Master Guide and the Jewish Israeli Yellow Pages directories compared to the commission rate previously paid for the New Yellow Manhattan directory. Since the sales commissions paid represent our principal selling expenses, we expect sales expenses to increase or decrease in accordance with the increase or decrease of revenues.

Administrative and general costs

Administrative and general costs for the nine months ended September 30, 2005 were $1,955,000 compared to $2,016,000 for the same period in 2004, a decrease of $61,000, or 3.0%. As a percentage of advertising revenues, administrative and general costs increased to 51.0% from 40.1%. This decrease is primarily attributable to decreased bad debt expenses of $260,000 representing better collection rate of our directories offset by increased legal and professional fees of
$67,000 (see Part II, Item 1, Legal Proceeding), payroll expenses of $41,000, travel expenses of $21,000, automobile expenses of $8,000, office supplies of $35,000 and maintenance fees of $17,000. We expect administrative and general costs to increase as a result of ongoing expenses related to reporting company obligations and compliance such as those mandated by the provision of the Sarbanes - Oxley Act of 2002 and Nasdaq Stock Market requirements.

Other income

For the nine months ended September 30, 2005, we had other income consisting of dividend, interest and realized gains of $331,000 compared to other income of $329,000 for the nine months ended September 30, 2004. The increase is attributable primarily to the fluctuation in performance of the Company’s portfolio and marketable securities and to the higher interest rates.

Provision for income taxes

There was no provision for income taxes in the nine months ended September 30, 2005, compared to a provision of $134,000 for the nine months ended September 30, 2004.

Discontinued operations

 For the nine months ended September 30, 2005, we had a net loss from the sale of our wholly owned subsidiary, Blackbook Photography, Inc. of $55,000 due to the release of the escrow account and the settlement made between the Company and Modern Holdings Incorporated, the buyer of Blackbook. As agreed, the $55,000 was released from escrow and paid to the benefit of the buyer. For the nine months ended September 30, 2004, net profit from the sale made on August 24, 2004, of Blackbook after direct related costs including the finder’s fee, compensation to sales franchisees, bonuses to employees and payments to legal advisors, net of tax effect, totaled $1.169 million, in addition to a net loss from operation of $183,000. Net gain from discontinued operations totaled $986,000.

Liquidity and Capital Resources

At September 30, 2005, we had cash and cash equivalents, marketable securities and short terms investments of $7,692,000 and working capital of $6,485,000 as compared to cash and cash equivalents, marketable securities and short terms investments of $9,982,139 and working capital of $8,833,000 at September 30, 2004. The decrease in cash and cash equivalents and marketable securities primarily reflects the dividend payments of $867,289 on January 5, 2005, and $311,846 on each of April 5, 2005 and July 5, 2005 as well as tax related payments. The decrease in working capital is attributable primarily to the decreased cash and cash equivalents balance, as well as increased current liabilities, especially due to the dividend liability of $312,000, due to be paid at the beginning of the fourth quarter of 2005.

Net cash used in operating activities was $608,000 for the nine months ended September 30, 2005. For the comparable period in 2004, net cash used in operating activities was $122,000. The increase in net cash used in operating activities reflects the decreased advanced billing from unpublished directories mainly due to the sale of the New Yellow Manhattan directory and due to the general decrease in earnings from continuing operations.

Net cash provided by investing activities was $994,000 for the nine months ended September 30, 2005 compared to net cash provided by investing activities of $3,845,000 for the comparable period in 2004. Net cash provided by investing activities was primarily the result of our sales of marketable securities and a change in our investment positions.

Net cash used in financing activities for the nine months ended September 30, 2005 was $1,457,000 compared to $578,000 for the comparable period in 2004. The net cash used in financing activities for the nine months ended September 30, 2005 was due to the dividend paid to the Company’s shareholders on January 5, 2005, April 5, 2005 and July 5, 2005 partially offset by the proceeds received from the exercise of stock options.

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

Changes to Critical Accounting Policies and Estimates

Our critical accounting polices and estimates are set forth in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. As of September 30, 2005, there have been no changes to such critical accountings policies and estimates.

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

Item 3. CONTROL AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2005, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within our organization, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

On December 28, 2004, Le Book Publishing, Inc. filed a claim in the U.S. District Court for the Southern District of New York, naming Black Book Photography, Inc. and the Company as defendants. Blackbook Photography Inc. was a wholly owned subsidiary of the Company, which the Company sold to Modern Holdings, Inc. on August 24, 2004. The complaint, which seeks damages, alleges, among other things, copyright and trademark infringement by the defendants with respect to the plaintiff's intellectual property rights in "Le Book." On March 28, 2005, we filed a motion to dismiss plaintiff's complaint. On August 16, 2005, the court granted our motion to dismiss resulting in a dismissal of all of plaintiff’s claims.

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

(d) The results of the vote of the shareholders taken at the annual meeting by ballot and by proxy as solicited by us on behalf of the board of directors were as follows:
(i)	The results of the vote taken at the annual meeting for the election of the nominees for our board of directors were as follows:

Nominee	For	Withheld
Assaf Ran	2,982,892	178,260
Michael Jackson	2,983,507	177,645
Yael Shimor-Golan	2,982,892	178,260
Phillip Michals	2,982,783	178,369
Eran Goldshmid	2,983,307	177,845

(ii)
A vote was taken on the proposal to amend the Company’s 1999 Stock Option Plan to increase the number of shares of common stock available for issuance from 704,000 to 854,000 shares. The results of the vote taken at the annual meeting with respect to such proposal were as follows:

For	Against	Abstain	Broker Non-Votes
1,419,720	207,448	1,901	1,532,083

Accordingly, our shareholders elected Assaf Ran, Michael Jackson, Yael Shimor-Golan, Phillip Michals and Eran Goldshmid to serve as directors until our 2006 annual meeting of shareholders and until their respective successor have been duly elected and qualified.

Our shareholders also approved the amendment to our 1999 Stock Option Plan.

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

DAG Media, Inc. (Registrant)

Date: October 28, 2005	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: October 28, 2005	By:	/s/ Yael Shimor-Golan
Yael Shimor-Golan, Chief Financial Officer
(Principal Financial and Accounting Officer)