Form 10QSB/A
period 2005-09-30
DAG MEDIA INC
filed 2005-11-01
CIK 1080340

 UNITED STATE
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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
Yes ☐    No☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of October 28, 2005:

Class	Number of Shares
Common Stock, $.001 par value	3,191,190

Transitional Small Business Disclosure Format   Yes ☐    No☒

Explanatory Note

This Amendment No. 1 on Form 10-QSB/A to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005 is filed to correct the cover page to reflect that the registrant is not a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

DAG Media, Inc. (Registrant)

Date: November 1, 2005	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2005	By:	/s/ Yael Shimor-Golan
Yael Shimor-Golan, Chief Financial Officer
(Principal Financial and Accounting Officer)