Form 10KSB
period 2005-12-31
DAG MEDIA INC
filed 2006-03-16
CIK 1080340

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number 000-25991 _____________

DAG Media, Inc.

(Name of Small Business Issuer in its Charter)

New York	11-3474831
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

125-10 Queens Blvd., Kew Gardens, NY 11415
(Address of Principal Executive Office) (Zip Code)

Issuer’s telephone number (718) 520-1000
Securities registered under Section 12(b) of the Exchange Act:
Name of Each Exchange
Title of Each Class	on Which Registered
None
Securities Registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share
(Title of class)

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB:☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes ☐No ☒

For the year ended December 31, 2005, the revenues of the registrant were $4,447,000.

The aggregate market value of the voting and non-voting common equity stock of the registrant held by non-affiliates of the registrant, based on the closing price on the Nasdaq SmallCap Market on March 15, 2006 of $2.02, was approximately $3,806,579.

As of March 15, 2006 the registrant has a total of 3,211,190 shares of Common Stock issued outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

DAG MEDIA, INC.

FORM 10-KSB ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the words “believe”, “expect”, “intend”, “estimate” and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial conditions and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements”), including but not limited to the following: (i) the successful consummation of the sale of our directories business; (ii) the success of our new business strategy; (iii) our limited operating history; (iv) potential fluctuations in our quarterly operating results; (v) challenges facing us relating to our growth; and (vi) our dependence on a limited number of suppliers. The accompanying information contained in this report, including the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, identifies important factors that could cause such differences. These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

PART I

Item 1. Description of Business

DAG Media, Inc., a New York corporation, referred to herein as “we”, “us” and “our”, publishes and distributes print and online business directories for domestic niche markets. Our principal source of revenue comes from the sale of advertisements in these directories. As a sales incentive we also provide our advertisers with added values, such as referral services and a consumer discount club. We also operate Internet portals, JewishYellow.com targeting worldwide Jewish communities and JewishMasterGuide.com, targeting the ultra-orthodox and Hasidic communities.

Our principal directories are: the Jewish Israeli Yellow Pages, a bilingual, English and Hebrew, yellow page directory distributed free through local commercial and retail establishments in the New York metropolitan area, New Jersey and Florida. The Jewish Master Guide, also known as The Kosher Yellow Pages, a yellow page directory designed to meet the special needs of the Hasidic and ultra-Orthodox Jewish communities in the New York metropolitan area, New Jersey and Florida.

On December 5, 2005, following the execution of a web-site development and services agreement signed between us, and Ocean-7 Development, Inc., a company experienced in Internet and software development, we announced the formation of DAG Interactive, Inc., a subsidiary of DAG Media, Inc., through which we anticipate operating our new Internet business, NextYellow.com. The objective of DAG Interactive, Inc. is to introduce our unique and innovative software solution to the online Yellow Pages industry. DAG Interactive, Inc.’s new business, NextYellow.com, will utilize a new, patent pending application which will facilitate highly accurate and instant automated matching between consumers’ needs and businesses’ capabilities. To utilize this application, a customer will visit our website and describe, as necessary, a certain need that the customer has for goods or services. Upon completing this description, our application will characterize the consumers’ requests by geographic location as well as by a DAG Interactive-developed category index and ultimately locate a businesses or vendors which provide the sought after services or goods, and will automatically match those businesses or vendors with the customer’s request. Upon completing the match, an automated message will be sent from our system to those matching businesses or vendors who are ultimately responsible for following up on the lead and contacting the customer. In simplistic terms, businesses, service providers and retailers can register and receive leads for prospective customers in their geographic coverage area and categories for a monthly fee and generate business in response to inquiries submitted by customers who visit our website.

The application, which covers the typical Yellow Pages index and more, transforms the old-fashioned “Let your fingers do the walking” way of thinking into a new paradigm: “Let the business do the walking” (a trademark of DAG Interactive), where businesses will contact customers in response to customers’ inquiries.

On February 6, 2006, we entered into an asset purchase agreement to sell the assets and liabilities of our two Jewish directories, The Jewish Israeli Yellow Pages and The Jewish Master Guide (also known as the Kosher Yellow Pages), to DAG-Jewish Directories, Inc., a buying entity that was established by a group of sales agencies’ owners and a few of our employees. The assets will be sold for (i) $291,667 to be paid in cash at the closing; (ii) the delivery of a promissory note in the amount of $613,333 which will be paid in 24 consecutive monthly installments of $25,556 each bearing 5% interest, per annum; and (iii) the Buyer’s assumption of liabilities relating to the Jewish directories business in the amount of $3,364,000. A definitive asset purchase agreement, also referred to herein as the asset purchase agreement, was executed on February 6, 2006. We hired a prominent investment banker to conduct a valuation analysis and to provide a fairness opinion regarding the value of the directories to our shareholders.

The consummation of the sale is contingent upon several closing conditions, including our receipt of both shareholder approval and a fairness opinion. We are in the process of preparing a definitive proxy statement which will be mailed to our shareholders, and we will publicly announce the date and time of the special meeting of the shareholders at that time.

The asset purchase agreement contains normal and customary representations, warranties and covenants. The asset purchase agreement provides, under certain circumstances, for us and DAG-Jewish Directories, Inc. to indemnify each other for breaches of our respective representations, warranties and covenants. In addition, the asset purchase agreement provides for transition services agreements to be signed between us, Assaf Ran, our President and Chief Executive Officer, and DAG-Jewish Directories, Inc. in order to assist in the transition for both companies.

Products and services

The Jewish Israeli Yellow Pages. The Jewish Israeli Yellow Pages is a bilingual yellow page directory that is distributed free through local commercial and retail establishments in the New York metropolitan area, New Jersey and Florida. All advertisements in the Jewish Israeli Yellow Pages are in English and Hebrew unless the advertiser specifically requests that the ad be in English only. The Jewish Israeli Yellow Pages is organized according to the Hebrew alphabet, although it is indexed in both Hebrew and English. We believe that the Jewish Israeli Yellow Pages is used principally by persons whose native language is Hebrew and by other members of the Jewish community whether or not they speak Hebrew. The Jewish Israeli Yellow Pages was first published in February 1990 and has been published in February and August of each year since 1991. The Jewish Israeli Yellow Pages is also available online at our web site JewishYellow.com.

The layout, design, editing and proofreading for the Jewish Israeli Yellow Pages is done domestically. Since August 2004, the directory has been printed domestically by Quebecor World (USA) Inc., also referred to herein as Quebecor, and is no longer shipped to Israel for printing. The printed directories are transported to our main office in New York for distribution. We believe that replacing the Israeli printer with the domestic directory printer has lowered our cost, including shipping cost, improved the quality of the directory, and increased our responsiveness to customers. Quebecor is a well-known printer who specializes in printing of Yellow Pages directories and is known for its printing quality, high standards and timely service. We anticipate selling these assets and liabilities pursuant to the asset purchase agreement.

The Jewish Master Guide (Also known as the Kosher Yellow Pages). In October 1998, we published the first edition of the Jewish Master Guide, a yellow page directory designed to meet the special needs of the Hasidic and ultra-Orthodox Jewish communities in the New York metropolitan area, New Jersey and Florida. We produce the Jewish Master Guide and its similar companion, the Kosher Yellow Pages, in the same manner as the Jewish Israeli Yellow Pages. Starting with the December 2003 edition, we have printed these Guides domestically with Quebecor World (USA) Inc, a directory printer. The Jewish Master and Kosher Guides differ from the Jewish Israeli Yellow Pages in that they are published in English only, and they do not advertise products or services that might offend the Hasidic and ultra-Orthodox Jewish communities. Distribution is accomplished by placing copies of the directories in synagogues, community centers and businesses located in Hasidic and ultra-Orthodox neighborhoods. The Jewish Master and Kosher Guides are also available online at our web site www.JewishMasterGuide.com and www.theonlykosherdirectory.com. We anticipate selling these assets and liabilities pursuant to the asset purchase agreement.

We provide the following additional services for our advertisers.

www.dagmedia.com. Our web site, launched in 1995, serves as a “portal” with links to a variety of sites on the web, particularly those that carry information and news that may be of particular interest to specified users. We also develop web sites for our advertisers for a fee. We further enhanced our web site by providing links community-focused yellow page directories, by including information and by creating strategic alliances with other Internet portals.

The Referral Service. The Referral Service provides added value to users of and advertisers in our directories. Potential consumers who are looking to purchase goods or services call the referral service and an operator directs them to one or more advertisers in our directories. Tourists also call the referral service with questions involving travel, lodging, visa issues, driver’s license issues and the like. Finally, advertisers use the referral service as a tool to generate new business. The telephone number for the Referral Service is published throughout our various directories as well as various newspapers serving different communities.

Discount Club. We established a program under which participating advertisers have agreed to give discounts to customers who introduce the specific directory’s Discount Card. This card is both distributed with the directories and can be ordered directly from our offices. By presenting the card at participating establishments, consumers can receive up to 10% discounts.

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

Growth strategy

On December 5, 2005, following the execution of a web-site development and services agreement signed between us and Ocean-7 Development, Inc., a company experienced in Internet and software development, we announced the formation of DAG Interactive, Inc, a subsidiary of DAG Media, Inc., through which we anticipate operating our new Internet business, NextYellow.com. The objective of DAG Interactive, Inc. is to introduce our unique and innovative software solution to the online Yellow Pages industry. DAG Interactive, Inc.’s new business, NextYellow.com, will utilize a new patent pending application, which will facilitate highly accurate and instant automated matching between consumers’ needs and businesses’ capabilities. To utilize this application, a customer will visit our website and describe, as necessary, a certain need that the customer has for goods or services. Upon completing this description, our application will characterize the consumers’ requests by geographic location as well as by a DAG Interactive-developed category index and ultimately locate a businesses or vendors which provide the sought after services or goods, and will automatically match those businesses or vendors with the customer’s request. Upon completing the match, an automated message will be sent from our system to those matching businesses or vendors who are ultimately responsible for following up on the lead and contacting the customer. In simplistic terms, businesses, service providers and retailers can register and receive leads for prospective customers in their geographic coverage area and categories for a monthly fee and generate business in response to inquiries submitted by customers who visit our website.

The application, which covers the typical Yellow Pages index and more, transforms the old-fashioned “Let your fingers do the walking” way of thinking into a new paradigm: “Let the business do the walking” (a trademark of DAG Interactive), where businesses will contact customers in response to customers’ inquiries.

On January 7, 2005, we announced our intention to sell our classified directories business, consisting of the Jewish Israeli Yellow Pages and the Master or Kosher Guide. The sale would include applicable trademarks, trade names and other intellectual property. We decided to seek a buyer for our directories business because the complexity, scale and probable margins of this business make the costs of compliance with new regulatory requirements for public companies, under the Sarbanes Oxley Act and other government strictures, prohibitive, as well as the lack of growth of our Jewish directories business and the substantial losses of our Jewish Directories business in recent years.

On February 6, 2006, we entered into an asset purchase agreement to sell the assets and liabilities of the Jewish Israeli Yellow Pages directory and the Jewish Master Guide directory to DAG-Jewish Directories, Inc. The deal is subject to, among other things, the receipt of shareholder approval, the receipt of a fairness opinion.

While attempting to consummate the sale of our assets and liabilities, in addition to beginning operation of NextYellow.com through DAG Interactive, Inc., we will seek to acquire a new potentially larger and more profitable business, more suitable for operation in a publicly traded company. We believe that sale of our directories business, the commencement of NextYellow.com operation and the acquisition of a new business more suitable for operation in a public company is the best way to enhance shareholder value and optimize asset growth.

In the meantime, and subject to the consummation of the potential sale, we will continue to publish and expand our existing niche and ethnic directories and maintain our expansion capability through the retention of additional sales personnel and sales offices.

We plan to increase sales of advertisements in our directories through the following:

•

convince current and potential advertisers that DAG’s directories are and will be used by a sufficient number of their potential customers to make it worthwhile and cost effective for them to continue or begin advertising in DAG’s directories;

•	manage the production, including advertisement sales, graphic design, layout, editing and proofreading, of multiple directories addressing different markets in varying stages of development
•	attract, retain and motivate qualified personnel;
•	provide high quality, easy to use and reliable directories;
•	establish additional brand identity for our directories;
•	develop new and maintain existing relationships with advertisers without diverting revenues from our existing directories;
•	develop and upgrade our management, technical, internal controls, information and accounting systems;
•	respond to competitive developments promptly;
•	introduce enhancements to our existing products and services to address new technologies and standards and evolving customer demands;
•	control costs and expenses and manage higher levels of capital expenditures and operating expenses; and
•	maintain effective quality control over all of our directories.

Our failure to achieve any of the above in an efficient manner and at a pace consistent with the growth of our business could adversely affect our business, financial condition and results of operations.

Sales

Advertisements for the directories are sold through our network of trained sales representatives, some of which are directly employed by some and us of which are sales agencies, paid solely on a commission basis. There are approximately 85 sales representatives in our network including those employees hired by the respective sales agencies with which we have agency agreements.

Pursuant to our agreements with the sales agencies, the agencies may not sell advertising for any directories other than those we publish. Generally, each sales agency is responsible for all fixed costs relating to our operations. We pay sales commissions to the agencies, which, in turn, pay commissions to the individual sales representatives who sell the advertisements. The commissions payable to the individual sales representatives are prescribed in our agreements with the agencies and are consistent with the commissions we pay to the sales representatives whose services we retain directly.

We are responsible for providing training programs and training materials to our sales offices. Each sales representative, whether retained directly by us or by one of our sales agencies, is trained by his direct sales manager. Generally, training consists of a one-day orientation, during which one of our sales managers educates the sales representative about our business and operations, and a two-week period during which the sales representative receives extensive supervision and support from a sales manager or another experienced sales representative.

Under our agreements with our sales representatives, commissions for employees and independent contractors are paid upon collection. According to our commission payments policy any collections made for the sale of ad space for our yellow pages directories are subject to commission payments with no time limit.

Marketing strategy

We are currently focused on the potential sale of our classified directories business because the complexity, scale and anticipated margins of this business makes the costs of compliance with new regulatory requirements for public companies, under the Sarbanes Oxley Act and other government structures, prohibitive, as well as the lack of growth of our Jewish directories business and the substantial losses of our Jewish directories business in recent years.

At the same time, we are currently diligently engaged in research, development and initial marketing of NextYellow.com, as well as continue our search to acquire a new, possibly larger and more profitable business, more suitable for operation by a publicly traded company.

On December 5, 2005, we entered into an agreement with Ocean-7 Development, Inc. (“Ocean-7”), pursuant to which, together with Ocean-7, we formed a new subsidiary, DAG Interactive, Inc., through which we anticipate operating our new Internet business, NextYellow.com. The objective of DAG Interactive, Inc. is to introduce our unique and innovative software solution to the online Yellow Page industry. DAG Interactive Inc.’s new business, NextYellow.com, will utilize a new, patent pending, application, which will facilitate highly accurate and instant matching between consumers’ needs and businesses’ capabilities. To utilize this application, a customer will visit our website and describe, as necessary, a certain need that the customer has for goods or services. Upon completing this description, our application will characterize the consumers’ requests by geographic location as well as by a DAG Interactive-developed category index and ultimately locate a businesses or vendors which provide the sought after services or goods, and will automatically match those businesses or vendors with the customer’s request. Upon completing the match, an automated message will be sent from our system to those matching businesses or vendors who are ultimately responsible for following up on the lead and contacting the customer. In simplistic terms, businesses, service providers and retailers can register and receive leads for prospective customers in their geographic coverage area and categories for a monthly fee and generate business in response to inquiries submitted by customers who visit our website.

The application, which covers the typical Yellow Pages index and more, transforms the old-fashioned “Let your fingers do the walking” way of thinking into a new paradigm: “Let the business do the walking” (a trademark of DAG Interactive), where businesses will contact customers in response to customers’ inquiries.

Government regulation

We are subject to laws and regulations relating to business corporations generally, such as the Occupational Safety and Health Act, Fair Employment Practices and minimum wage standards. We believe that we are in compliance with all laws and regulations affecting our business and we do not have any material liabilities under these laws and regulations. In addition, compliance with all of these laws and regulations does not have a material adverse effect on our capital expenditures, earnings, or competitive position.

Competition

Our new subsidiary, DAG Interactive, Inc., was formed to launch an innovative web site NextYellow.com, for matching consumers with businesses. We believe that our extensive and comprehensive knowledge and experience in the yellow pages advertising market and referral service will facilitate the success of our new business initiative. Currently we are not aware of any direct competitors in the marketplace and we believe that we have identified a novel business opportunity that will allow us to compete with any future rivals. Our technology is currently pending patent approval.

Our market, the yellow pages advertising market, is dominated by Verizon, Bell South, SBC and Yellow Book. In addition, there are a number of independent publishers of yellow page directories, including bilingual directories for specific ethnic communities. There are also independent publishers of yellow page directories that publish community or neighborhood directories. However, we are not aware of any other Hebrew-English yellow page directories in the area. By focusing on the special needs of the Hebrew speaking, we believe that we have identified niche markets that allow us to compete effectively with our larger rivals.

Even though both the Jewish Israeli Yellow Pages and the Master/Kosher Guide directories have no significant competition and there are virtually no barriers to entry in this market, and any company with a reasonable amount of capital is a potential competitor. In addition, the Internet is growing rapidly and is a current and potential source of even greater competition. There are a number of online yellow page directories, including super pages, owned by Verizon. Finally, strategic alliances could give rise to new or stronger competitors. Many of our competitors can reduce advertising rates, particularly where other revenues can subsidize our directory operations and make advertising in our directories less attractive. In response to competitive pressures, we may have to increase our sales and marketing expenses or reduce our advertising rates.

Intellectual property

To protect our rights to our intellectual property, we rely on a combination of federal, state and common law trademarks, service marks and trade names, copyrights and trade secret protection. We have registered some of our trademarks and service marks in the United States Patent and Trademark Office (USPTO) and some of our trade names in New York and New Jersey. In addition, every directory we publish has been registered with the United States Copyright Office. The protective steps we have taken may be inadequate to deter misappropriation of our proprietary information. These claims, if meritorious, could require us to license other rights or subject us to damages and, even if not meritorious, could result in the expenditure of significant financial and managerial resources on our part.

On December 31, 2005, DAG Interactive, Inc., our subsidiary, filed a patent application with the USPTO, which seeks to secure rights to software, which matches vendors with consumers, using various networked medias. We cannot anticipate the length or the result of the patent application process and we cannot assure you that a patent will be issued.

Employees

As of December 31, 2005, we employed a total of 19 people, including full-time, part-time employees. All of them are filling executive, managerial and administrative positions in the accounting and production departments. Finally, as of this date, we also had a network of approximately 85 sales representatives, 5 contracted by us and 80 hired by the sales agencies that sell advertisements for our directories. We believe that our relationships with our employees and contractors are good. None of our employees are represented by a labor union.

Item 1A.           CERTAIN RISK FACTORS THAT MAY AFFECT GROWTH AND PROFITABILITY

The following factors may affect our growth and profitability and should be considered by any prospective purchaser.

Risks Related to our Business

Verizon and other existing or potential competitors have significant competitive advantages.

Many of our competitors might present new aggressive pricing to our markets. Few of our competitors (such as Verizon and SBC) have significant operating and financial advantages. Our competitors’ advantages include:

1.	greater financial, personnel, technical and marketing resources;
2.	superior systems;
3.	stronger relationships with advertisers;
4.	greater production capacity;
5.	better solution to the online Yellow Pages;
6.	better developed distribution channels;
7.	greater name recognition; and
8.	greater added value to the services provided.

We do not currently have the ability to quantify the impact of competition on our sales volumes, sales representatives and the public appreciation of our directories. We might have to adjust and reduce our advertisement’s selling prices or maintain a more aggressive multi-media advertisement campaign in order to maintain our current market share.

We cannot guarantee any specific timetable relating to the execution of our new operating plan or to the likely future effect on our financials position. We cannot predict future results of operations and liquidity as well as the periods in which material cash outlays are expected and the expected source of funding. However, we intend to implement our plan for the satisfaction of our shareholders, to increase our earnings and shareholders value. In the meantime, we intend to continue to publish and seek to expand our existing niche and ethnic directories and continue our dominant position in the Jewish and Israeli niche yellow page markets.

We do not have any long-term commitments from advertisers, upon whom our success depends.

We do not have long-term contractual arrangements with advertisers. Thus, we must obtain new advertisers and renewals from existing advertisers for each directory that we publish. There is no assurance that our current advertisers will continue to place advertisements in our directories or that we will be able to attract new advertisers. Any failure to achieve sufficient advertising revenues would have a material adverse effect on our business, results of operations and financial condition.

We cannot predict paper prices’ fluctuation and its effect on our profitability.

We cannot predict paper prices. Higher prices would negatively affect our profitability. Publishing costs may vary as they correspond to the particular requirements of the directory being published and the prevailing paper costs.

Our growth depends on the continued services of Assaf Ran.

We depend on the continued services of Assaf Ran, our founder, president and chief executive officer. Mr. Ran supervises all aspects of our business, including our sales force and production staff. Mr. Ran has the personal relationships with the principals of our key service provider. Mr. Ran maintains a good relationship with the heads of our independent sales agencies that provide about three-quarters of our sales force. If Mr. Ran’s employment terminates, our relationships with our key suppliers and vendors may be jeopardized. Mr. Ran has entered into an employment agreement that is subject to automatic one-year renewals on June 30th of every year, unless either party gives a termination notice at least 180 days prior to this date. In addition, we have purchased a $500,000 key man life insurance policy on Mr. Ran.

We cannot predict the future costs of Sarbanes Oxley section 404 implementation

We cannot predict the future costs to us of compliance with Sarbanes Oxley section 404 and related regulatory requirements. Since January 5, 2005, we have been seeking to acquire a new, potentially larger, more profitable and more suitable operation for a publicly traded entity combined with our intention to sell our classified directories business. At this time, we cannot predict the future effect of these transactions, if any, on our financial statements or how complicated and costly the implementation process will be.

We cannot predict the future revenue and general impact post launch of DAG Interactive, Inc.

We cannot predict at this time the future revenues, expenditures and general impact on our financial statements resulting from our new web site that scheduled to launch in June 2006, through DAG Interactive, Inc., our new subsidiary.

The operation of our new application, NextYellow.com, depends on the skills of Ocean-7

The technology of the new application of NextYellow.com depends on the skills of Ocean-7. We do not have a backup plan in the event Ocean-7 does not fulfill its obligations.

Risks Related to Our Common Stock

Our management and other affiliates have significant control of our common stock and could significantly influence our actions in a manner that conflicts with our interests and the interests of other shareholders.

As of December 31, 2005, our executive officers, directors and affiliated entities together beneficially own approximately 49.99% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of December 31, 2005, held by these shareholders. As a result, these shareholders, acting together, will be able to exercise significant influence over matters requiring approval by our shareholders, including the election of directors. Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our shareholders might otherwise receive a premium for their shares over then current market prices.

Our shareholders may experience substantial dilution as a result of the exercise of outstanding options and warrants to purchase our common stock.

As of December 31, 2005, we have reserved 854,000 shares of our common stock for issuance upon the exercise of options granted pursuant to our stock option plan, 504,000 of which have been granted, 195,000 of which have been exercised, 155,000 of which are outstanding, which may be granted in the future. The exercise of these options will result in dilution to our existing shareholders and could have a material adverse effect on our stock price.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of December 31, 2005, we had 3,211,190 shares of our common stock issued and outstanding, of which all shares are registered pursuant to a registration statement on Form SB-2. In addition, we registered shares of our common stock underlying options granted or to be granted under our stock option plan. Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

Our common stock has a limited trading market, which could limit your ability to resell your shares of common stock at or above your purchase price.

Our common stock is quoted on the Nasdaq Small Cap Market and currently has a limited trading market. We cannot assure you that an active trading market will develop or, if developed, will be maintained. As a result, our shareholders may find it difficult to dispose of shares of our common stock and, as a result, may suffer a loss of all or a substantial portion of their investment.

The market price of our common stock may fluctuate and may drop below the price you paid.

We cannot assure you that you will be able to resell the shares of our common stock at or above your purchase price. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include:

•	quarterly variations in operating results;

•	the progress or perceived progress of our research and development efforts;

•	changes in accounting treatments or principles;

•	announcements by us or our competitors of new technology, product and service offerings, significant contracts, acquisitions or strategic relationships;

•	additions or departures of key personnel;
•	future offerings or resales of our common stock or other securities;

•	stock market price and volume fluctuations of publicly-traded companies in general and development companies in particular; and

•	general political, economic and market conditions.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Therefore, our shareholders will not be able to receive a return on their investment unless the value of our common stock appreciates and they sell their shares.

Item 2. Description of Property

Our executive and principal operating office is located in Queens, New York in 3,000 square feet. This space is occupied under a lease that expires November 30, 2008. The monthly rent is $5,210. Through 2005, we have also maintained a sales office at 7th Avenue in New York, New York under a lease agreement expiring on January 2007 for $1,850 per month. We leased an additional sales office in Astoria, New York, under a lease agreement that expires in May 2007 for $1,440 per month.

Item 3. Legal Proceedings

From time to time, we are a party to litigation arising in the normal course of our business operations. In the opinion of management and counsel, it is not anticipated that the settlement or resolution of any such matters will have a material adverse impact on our financial position, liquidity or results of operations.

On February 24, 2004, the Jewish Sephardic YellowPages Ltd. (the “Plaintiff”) filed a claim against us in the U.S. District Court for the Eastern District of New York, challenging our ownership of our federally registered trademark “Kosher Yellow Pages” and seeking declaratory judgment, injunctive relief and compensatory and punitive monetary damages against us in connection with our use of the trademark. We filed an answer on April 7, 2004 vigorously denying plaintiff’s claims and asserting that there is no basis for liability. We have also asserted a counterclaim and third party complaint against Plaintiff and the Plaintiff’s owner in which we seek a declaratory judgment that we are the rightful owner of the mark the “Kosher Yellow Pages”, and seeking injunctive relief, compensatory and punitive monetary damages and other relief against the continuing, unauthorized use of this trademark by the Plaintiff. On April 5, 2005, we filed a motion for summary judgment. As of March 15, 2006, the motion was still pending.

In January 2001, Flexible Business Systems, Inc. commenced an action against us and Dapey Assaf, Ltd., in the Supreme Court of the State of New York, County of Suffolk for breach of contract, seeking compensation for unpaid invoices pursuant to a written agreement for computer software. We defended the complaint claiming that there was no valid contract between the parties, as the software program did not comport to our needs. Following a trial, on January 26, 2006, we received a Notice of Entry, finding in favor of Flexible Business Systems and awarding them the sum of $38,553.94 plus interest from January 19, 2001. To date, we haven’t received the Final Judgment , but in any event we intend to appeal.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(a)	Market Information

Our Common Stock is traded on The Nasdaq SmallCap Market under the symbol “DAGM”.

The following table sets forth the high and low bid prices as quoted by The NASDAQ SmallCap Market in the years 2005 and 2004. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	Bid Price
	High	Low
2004
First Quarter	$7.60	$3.23
Second Quarter	$6.69	$3.81
Third Quarter	$3.96	$2.81
Fourth Quarter	$5.62	$3.25
2005
First Quarter	$4.38	$3.27
Second Quarter	$3.92	$3.00
Third Quarter	$3.40	$2.35
Fourth Quarter	$2.86	$2.06

(b)	Holders

As of March 15, 2006, the approximate number of record holders of our Common Stock was 17 but we estimate that we have more than 450 beneficial owners.

(c)	Dividends

In 2004 and 2003, we declared a dividend of $0.28 and $0.25, respectively, per share to all shareholders of record as of December 1, 2004. The dividend was paid on January 5, 2005. In addition, we paid $0.40 per share annual dividends in quarterly payments during fiscal 2005. At this point, we have no plans to pay additional dividends.

Item 6. Management’s Discussion and Analysis or Plan of Operations

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and notes thereto contained elsewhere in this report. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements.

Overview

On December 5, 2005, we entered into an agreement with Ocean-7 Development, Inc. (“Ocean-7”), pursuant to which, together with Ocean-7, we formed a new subsidiary, DAG Interactive, Inc., through which we anticipate operating our new Internet business, NextYellow.com. The objective of DAG Interactive, Inc. is to introduce our unique and innovative software solution to the online Yellow Page industry. DAG Interactive Inc.’s new business, NextYellow.com, will utilize a new, patent pending, application, which will facilitate highly accurate and instant matching between consumers’ needs and businesses’ capabilities. To utilize this application, a customer will visit our website and describe, as necessary, a certain need that the customer has for goods or services. Upon completing this description, our application will characterize the consumers’ requests by geographic location as well as by a DAG Interactive-developed category index and ultimately locate a businesses or vendors which provide the sought after services or goods, and will automatically match those businesses or vendors with the customer’s request. Upon completing the match, an automated message will be sent from our system to those matching businesses or vendors who are ultimately responsible for following up on the lead and contacting the customer. In simplistic terms, businesses, service providers and retailers can register and receive leads for prospective customers in their geographic coverage area and categories for a monthly fee and generate business in response to inquiries submitted by customers who visit our website.

The application, which covers the typical Yellow Pages index and more, transforms the old-fashioned “Let your fingers do the walking” way of thinking into a new paradigm: “Let the business do the walking” (a trademark of DAG Interactive), where businesses will contact customers in response to customers’ inquiries.

We currently publish and distribute business directories in print and online. We also operate several web sites that complement our directories. Our principal source of revenues is derived from the sales of advertisements in directories. Our yellow pages directories target the niche of the Jewish and Israeli communities living in the New York metropolitan area, New Jersey and Florida. As a sales incentive, we may also provide added values to the Yellow Pages advertisers such as referral services and a consumer discount club.

We operate several websites: JewishYellow.com, targeting worldwide Jewish communities, JewishMasterGuide.com, targeting the ultra-orthodox and Hasidic communities. Our principal source of revenue derives from the sale of advertisements in our print and online directories.

On August 24, 2004, we sold our wholly owned subsidiary, Blackbook Photography Inc. to Modern Holdings Incorporated, for $2.25 million. Under the stock purchase agreement, $2.125 million was paid in cash at the closing and the additional $125,000 was held in escrow for twelve months pending the resolution of certain open matters. On September 26, 2005, as agreed between the parties, we released $55,000 of the escrow account and paid it to the benefit of the buyer, Modern Holdings Incorporated. Therefore, for the year ended December 31, 2005, we have a loss from the sale of Blackbook, of $55,000. For the year ended December 31, 2004, we recorded a gain on the sale of the Blackbook, amounting to $930,000 which is net of the loss from operations, $619,000 for income taxes and $311,000 for a finder’s fee, compensation to sales franchisees, bonuses to employees and legal expenses.

Accordingly, we have reflected the sale of the Blackbook as a discontinued operation in the accompanying financial statements. As a result, revenues, publishing costs, and related expenses have been reclassified in the statement of operations and shown separately as a net amount under the caption loss from discontinued operations for all periods presented. Accordingly, we recorded a net loss from discontinued operations totaling $234,343 for the year ended December 31, 2004.

On January 7, 2005, we announced our intention to sell our classified directories business, consisting of the Jewish Israeli Yellow Pages and the Master or Kosher Guide. The sale would include applicable trademarks, tradenames and other intellectual property.

On February 6, 2006, we entered into an asset purchase agreement to sell the assets and liabilities of the Jewish Israeli Yellow Pages directory and the Jewish Master Guide directory to DAG-Jewish Directories, Inc. The deal is subject to, among other things, the receipt of shareholder approval and the receipt of a fairness opinion.

We decided to enter into the asset purchase agreement to sell our directories business because the complexity, scale and probable margins of this business make the costs of compliance with new regulatory requirements for public companies, under the Sarbanes Oxley Act and other government structures, prohibitive, as well as the lack of growth of our Jewish directories business and the substantial losses of our Jewish directories business in recent years. While seeking to sell our classified directories business, we will seek to acquire a new potentially larger and more profitable business, more suitable for operation in a publicly traded company. We have sought to acquire assets to improve earnings per share primarily through purchase of under valued assets.

We believe that the sale of our directories business, the commencement of NextYellow.com operation and the acquisition of a new business more suitable for operation in a public company is the best way to enhance shareholder value and optimize asset growth.

In general, we have sought to acquire assets, or dispose of assets, to increase our earnings, improve earnings per share, strengthen current operations, and managed cash reserves, primarily through the purchase of under-valued assets or the sale of existing assets at the right price. Where known, and when not subjected to confidentiality agreements, we will state the periods in which material cash outlays are expected to occur, the expected amounts, and the expected source of funding.

Advertising fees, whether collected in cash or evidenced by a receivable, generated in advance of publication dates, are recorded as “Advanced billings for unpublished directories” on our balance sheet. Many of our advertisers pay the ad fee over a period of time. In that case, the entire amount of the deferred payment is booked as a receivable. Revenues are recognized at the time the directory in which the ad appears is published. Thus, costs directly related to the publication of a directory in advance of publication are recorded as “Directories in progress” on our balance sheet and are recognized when the directory to which they relate is published. All other costs are expensed as they are incurred.

We generally sell our ad space in the ethnic directories under an installment plan of three to eight payments. The plan provides for a 20% down payment and payment of the balance over the remaining payments.

The principal operating costs incurred in connection with publishing the directories are commissions payable to sales representatives and costs for paper and printing. Generally, advertising commissions are paid as advertising revenue is collected. We do not have any long-term agreements with paper suppliers or printers. Since advertisements are sold before we purchase paper and print a particular directory. Administrative and general expenses include expenditures for marketing, insurance, rent, sales and local franchise taxes, licensing fees, office overhead and wages and fees paid to employees and contract workers (other than sales representatives).

Critical Accounting Policies and Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

Since our contracts sell ads for two consecutive editions, we recognize 50% of our revenues and charge 50% of our related direct expense upon publication of the first directory whereas the remaining 50% is recognized upon publication of the second edition. Therefore, advertising revenues are recognized under the point-of-publication method (the “Publication Method”). Under this method, revenues and expenses are recognized when the related directories are published. Similarly, costs directly related to the publication of a directory in advance of publication are recorded as “Directories in Progress” on the accompanying balance sheet and are recognized when the directory to which they relate is published. All other costs are expensed as incurred.

As a result of recognizing revenues according to the Publication Method, we spread and allocate our revenues and related direct expenses over the lifetime of the contracts. On the publication of the first of the two directories covered by a contract we recognize 50% of the revenue and related expenses. The remaining 50% of the total contract revenues are presented on the Balance Sheet as “Advance Billing for Unpublished Directories” and are recognized with the publication of the next edition.

By using the Publication Method, we believe we fairly presents our revenues as well as liabilities to our customers, who, under our standards, purchase each advertisement for two consecutive print editions.

We believe that this method is the appropriate revenue recognition method and properly presents our revenue.

We do not account for our online advertising services since based on costumer inquiries and tests, we found that our costumers place no value on our online services and are not willing to pay for those online services. We have not invested significant funds in our web sites, unlike some of our competitors, and our sites are relatively limited and provide basic and minimal services only. Once a customer signs a contract with us, his or her business details is posted on our web sites and stay there indefinitely.

The allowance for doubtful accounts is established as losses, which are estimated to have occurred through a provision for bad debts charged to operations. The allowance for doubtful accounts is evaluated based on management’s periodic review of accounts receivable and is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance calculation is initially based on an aging of accounts receivable and the publication date of each edition to which the outstanding balances relates. The estimates are based on a preset number of assumptions that consider past experience as well as projection of our ability to collect the receivable balance. The assumptions take into consideration our internal ability for “in-house” collections at a given period (i.e., how many employees are currently fulfilling this positions and their ability to collect) as well as the capability of the third party collecting agency to collect from the submitted accounts at a given period (i.e. the average aging of the accounts submitted and its total balances). In addition, we consider in our assumptions, general financial market conditions as well as the condition of our customers and adjust our allowance balances accordingly.

We analyze our receivables on a quarterly basis and take into consideration significant events such as the disposition of divisions. We use past experience and reality tests in order to set up the most accurate allowance percentages required for each previously printed edition and to minimize possible deviations from actual results.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application.

There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which begin on page F-1 of this Annual Report on Form 10-KSB, which contain accounting policies and other disclosures required by generally accepted accounting principles in the United States of America.

Results of operations

The following table sets forth for the periods presented a statement of consolidated operations data as a percentage of advertising revenue. The trends suggested by this table may not be indicative of future opera ting results.

	2005	2004

Advertising revenues	100.0%	100.0%
Publishing costs	14.8%	15.2%
Gross profit	85.2%	84.8%
Selling expenses	47.8%	44.2%
General and administrative expenses	59.2%	47.6%
Total operating costs and expenses	107.0%	91.7%
Other income, net	11.5%	9.9%
(Loss) income from continuing operations before provision for income taxes	(10.3)%	3.0%
Provision for income taxes	—	(1.2)%
(Loss) income from continuing operations	(10.3)%	1.8%
(Loss) gain from discontinued operations, net of taxes	(1.2)%	15.6%
Net (loss) income	(11.5)%	17.4%

Years ended December 31, 2005 and 2004

Advertising revenues

Advertising revenues for the years ended December 31, 2005 and 2004 were $4,447,000 and $5,949,000, respectively, representing a decrease of $1,502,000, or 25.2%. Advertising revenues for the year ended December 31, 2004 included $461,000 of net recognized revenues resulting from the ninth and last edition of the sold New Yellow Manhattan directory as well as one time graphics income of $31,000. The remaining $1,010,000 decrease in revenues was attributable to the revenues from the Jewish Israeli Yellow Pages directory, which decreased by $873,000 after few record highs editions in prior years and a decrease in number of sales representatives assigned to its sales. During the sales period for both the 30th and 31st editions of the Jewish Israeli Yellow Pages directory (published in February and August of 2005), we experienced a few operational changes in our sales force including replacement of the sales management in two of our sales offices and repositioning of some other personnel. These changes resulted in a period in which sales declined. Likewise, the decrease in revenue of the Jewish Master Guide directories published in 2005, after revenues from the tenth and eleventh editions of the Jewish Master Guide, recognized in 2004, were both record highs. In addition, the decreased revenues of the Jewish Master Guide directory were mainly attributable to the lack of a sales representative dedicated to it, as well as experiencing a shared market with the Jewish Israeli Yellow Pages directory. As DAG Interactive, Inc. and NextYellow.com initiate operation on or about June of 2006, we anticipate to derive revenues from monthly fees of subscriptions charges to businesses, which will be interested in excess to the leads generated by NextYellow.com. We also, intend to sell advertising on our web site.

The following table reflects the revenue attributed to each of our directories:

	Revenues for the years ended
	December 31, 2005	December 31, 2004
Jewish Israeli Pages	$3,004,000	$3,877,000
Jewish Master Guide	$1,443,000	$1,580,000
New Yellow Manhattan (sold in August 2003)	$—	$461,000
Other	$—	$31,000
Total Revenues	$4,447,000	$5,949,000

At December 31, 2005 and 2004, we had 3,386 and 4,276, respectively, local advertisers, including national advertisers promoting our local establishments exclusively.

The sale of the New Yellow Manhattan directory in August 2003, the sale of the various Blackbook directories in August 2004 and the fluctuation in the advertiser base for the Jewish Master Guide directory (from 831 in 2003 to 1,583 in 2004 and 1,233 in 2005), affected our renewal rate, which we estimate at approximately 50% in 2005 and 2004.

Publishing costs

Publishing costs for the years ended December 31, 2005 and 2004 were $659,000 and $902,000, respectively, representing a decrease of $243,000, or 26.94%. As a percentage of advertising revenues, publishing costs were 14.9% compared to 15.2% in the preceding period. The decrease in publishing costs was due primarily to the decrease in printing costs resulting from the sale of the New Yellow Manhattan directory, which was last published in the first quarter of 2004. In addition, the decrease of publishing, as a percentage of advertising revenue, reflects the saving in distribution costs resulting from the new and domestic printer that we use for both the Jewish Master Guide and the Jewish Israeli Yellow Pages directories, in addition to downsizing the graphics department based on our new needs. The decreased publishing costs were slightly offset by the increase in printing costs for both of our directories after a change in their size and formats. The difference in publishing costs can vary as it corresponds to the particular requirements of the directory being published and on the prevailing paper costs. According to our past experience, we expect a modest annual increase in publication costs primarily due to increased paper costs. As of this point, we cannot predict our future costs of goods sold.

Selling expenses

Selling expenses for the years ended December 31, 2005 and 2004 were $2,126,000 and $2,628,000, respectively, representing a decrease of $502,000, or 19.1%. As a percentage of advertising revenues, selling expenses increased to 47.8% from 44.2%. The decrease in selling expenses was attributable to the decrease in our sales, whereas the increase of selling expenses as a percentage of advertising revenue is attributable to the higher commission and promotion rate we pay to both the Jewish Master Guide and the Jewish Israeli Yellow Pages directories compared with the commission rate previously paid for the New Yellow Manhattan directory. In addition, the increase of selling expenses, as a percentage of advertising revenue, is attributable to the general increase in sales generated by sales agencies with higher commission rates than sales generated by sales representatives who work directly for us. Since the sales commissions paid represent our principal selling expenses, we expect sales expenses to increase or decrease in accordance with the increase or decrease of revenues.

General and administrative costs

General and administrative expenses for the years ended December 31, 2005 and 2004 were $2,631,000 and $2,829,000, respectively, representing a decrease of $198,000, or 7.0%, in 2005. This decrease is primarily attributable to decreased bad debt expenses of $326,000 representing better collection rate of our directories. The decrease in general and administrative expenses offset by increased payroll expenses of $99,000, increased rent expense of $41,000, increased travel expenses of $21,000 and increased repair and maintenance expenses of $27,000. We expect general and administrative costs to increase as a result of ongoing expenses related to reporting company obligations and compliance such as those mandated by the provision of the Sarbanes Oxley Act and Nasdaq Stock Market requirements.

Other income

For the year ended December 31, 2005 we had other income consisting of dividend, interest and realized gains of $513,000 compared to other income of $587,000 for the year ended December 31, 2004. The decreased other income primarily attributable to our portfolio consisting of marketable securities, which did not perform in fiscal 2005 as it did in fiscal 2004.

(Loss) income from continuing operations before provision for income taxes

Loss from continuing operations before provision for income taxes for the year ended December 31, 2005 was $456,000 compared to income of $176,000 for the year ended December 31, 2004. This decrease of $632,000 resulted from decreased revenues on our current publications combined with the lack of income resulting from the sold New Yellow Manhattan directory, which was still published during 2004.

Provision for income taxes

There was no provision for income taxes in 2005 compared with $71,000 for fiscal 2004. The decrease in provision for income taxes reflects the decreased income from continuing operations in fiscal 2005.

Discontinued Activity

Loss from discontinued operations for the year ended December 31, 2005 was $55,000 compared to gain of $930,000 for the year ended December 31, 2004. For the year ended December 31, 2005, we had a loss from the sale of the wholly owned subsidiary of $55,000 due to the release of the escrow account and the settlement made between the us and Modern Holdings Incorporated, the buyer of Blackbook Photography, Inc. As agreed, the $55,000 was released from escrow and paid to the benefit of the buyer. For the twelve months ended December 31, 2004, after the sale of our wholly owned subsidiary, Blackbook Photography Inc., we had a net profit from the sale, after direct related costs of finder’s fee, compensation to sales agencies, bonuses to employees and payments to legal advisors, before provision for income taxes, totaled $1,939,000 in addition to a loss from operations of $390,000. Net gain from discontinued operations totaled $930,000.

The gain from the sale of the Blackbook Photography Inc., on August 24, 2004, was calculated as follows:

Gain from the Sale of Blackbook Photography Inc.
Cash Proceeds	$2,125,000
Amount in Escrow account	125,000
2,250,000
Direct related Costs:
Brokerage fees	90,020
Legal fees	25,461
Compensation, bonuses and other related expenses	195,306
Total direct related costs	310,787
Gain from the sale of Blackbook	1,939,213

Loss from discontinued operations	(390,343)
Income from discontinued operations	1,548,870
Less of tax provision	(619,000)
Income from discontinued operations, net of taxes	929,870

Net (loss) income

For the year ended December 31, 2005, there was a loss of $511,000 compared to a net income of $1,035,000 for the same period in 2004. This decrease in net income is primarily attributable to the decrease in both the earnings from continuing operations as well as from the gain from the sale of Blackbook Photography, Inc. included in 2004.

Liquidity and Capital Resources

At December 31, 2005, we had cash, cash equivalents and marketable securities of $7,400,000 and working capital of $5,958,000 compared to cash and cash equivalents of $9,984,000 and working capital of $7,987,000 at December 31, 2004. The decrease in cash and cash equivalents primarily reflects dividend payments of $867,289 on January 5, 2005, $311,846 on both April 5, 2005 and July 5, 2005 and $312,246 on October 5, 2005, as well as tax related payments. The decrease in working capital is primarily attributable to the decreased cash and cash equivalents balance, as well as increased current liabilities, especially due to the dividend liability of $314,246, due to be paid at the beginning of the first quarter in 2005.

Net cash used in operating activities was $676,000 for the year ended December 31, 2005 compared $359,000 for the year ended December 31, 2004. The increase in net cash used in operating activities reflects the decreased earnings from continuing operations.

Net cash provided by investing activities was $3,108,000 for the year ended December 31, 2005 compared to $3,172,000 for the year ended December 31, 2004. Net cash provided by investing activities in 2005 is primarily the result of the proceeds from sale of marketable securities. In 2004, net cash provided by investing activities included $1.8 million in cash received from the sale of the Blackbook Photography Inc.

Net cash used in financing activities was $1,769,000 for the year ended December 31, 2005 compared to $466,000 for the year ended December 31, 2004. Net cash used in financing activities for 2005 and 2004 reflects dividend payments of $1,803,000 and $744,000 respectively, offset by proceeds received due to exercise of our stock options which totaled $34,000 in the year ended December 31, 2005, and $267,000 in the same period in 2004.

Until our initial public offering in 1999, our only source of funds was cash flow from operations, which has funded both our working capital needs and capital expenditures. As a result of our initial public offering in May 1999, we received proceeds of approximately $6.4 million, which has increased our availability to pay operating expenses. We have no credit facilities. As of December 31, 2005, our funds were invested in money market, preferred stocks, annuities and other marketable securities.

 Contractual Obligations

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Long-Term Debt Obligations	—	—	—	—	—
Capital (Finance) Lease Obligations	—	—	—	—	—
Operating Lease Obligations	244,236	108,070	136,166	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities reflected on the Company’s Balance Sheet under the GAAP of the primary financial statements	—	—	—	—	—

Total	244,236	108,070	136,166	—	—

In addition, we have an employment agreement with Assaf Ran. The agreement calls for an annual salary of $75,000. Mr. Ran’s employment term renews automatically on July 1st of every year for successive one-year periods unless either party gives 180 days written notice of its intention to terminate the agreement. As of March 2003, the compensation committee approved an increase in Mr. Ran’s compensation to an annual base salary of $225,000.

We anticipate that our current cash balances together with our cash flows from operations will be sufficient to fund the production of our directories and the maintenance of our web sites as well as increases in our marketing and promotional activities for the next 12 months.

Recent Technical Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). This standard becomes effective on January 1, 2006 for small business issuers. We will adopt SFAS 123R beginning in our first fiscal quarter of 2006.

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

Item 8.  Change in and Disagreements with Accountants on Accounting Financial Disclosure.

None.

Item 8A. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2005, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within our organization, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Executive Officers and Directors

Our executive officers and directors and their respective ages are as follows:

Name	Age	Position

Assaf Ran	40	Chairman of the Board, Chief Executive Officer,President and Director

Yael Shimor-Golan	36	Chief Financial Officer, Treasurer and Secretary

Inbar Evron Yager (1)	33	Chief Financial Officer, Treasurer and Secretary

Phillip Michals (2,3,4)	36	Director

Eran Goldshmid (2,3,4)	39	Director

Michael Jackson (2,3,4)	41	Director

Mark Alhadeff	42	Director

(1) Employment to be effective upon the filling of this annual report on Form 10-KSB

(2) Member of the Compensation Committee

(3) Member of the Audit Committee

(4) Member of the Nominating Committee

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

Yael Shimor-Golan, our Chief Financial Officer and a former member of our board of directors joined DAG Media in August 2001. Mrs. Shimor-Golan is an Israeli licensed CPA and previously worked at Marks Paneth & Shron LLP, a Manhattan accounting firm since 1999. From 1995 until 1999, Mrs. Shimor-Golan was a partner at the firm Shimon Dill & Co. an accounting firm in Jerusalem, Israel. Mrs. Shimor-Golan, notified the Company that she is resigning from the position due to her relocation to Europe. Our board of directors accepted Mrs. Shimor-Golan’s notice of resignation from her position effective upon the filling of this annual report on Form 10-KSB.

Our board of directors appointed Inbar Evron-Yogev as an assistant to our current Chief Financial Officer with an intention that Ms. Evron-Yogev will replace Mrs. Shimor-Golan to serve as the Company’s new Chief Financial Officer, Treasurer and Secretary. Mrs. Evron-Yogev is an Israeli licensed CPA and she will assume the Chief Financial Officer, Treasurer and Secretary position upon the filling of this annual report on Form 10-KSB.

Mrs. Evron-Yogev has professional experience in financial accounting. From 2003 until accepting her position with us, Mrs. Evron-Yogev worked at PriceWaterhouseCoopers (“PWC”) in New York City, as a senior associate on an audit team. As part of her position at PriceWaterhouseCoopers, Mrs. Evron-Yogev was responsible for the accounting of various companies from different industries, was involved in the preparation of financial statements in accordance with U.S. GAAP and US GAAS, prepared, evaluated and audited 404 Sarbanes-Oxley assessments of public companies internal control environments, oversaw and directed the financial aspects of various project teams and analyzed financial data. From 2000 to 2003 Mrs. Evron-Yogev worked at the Luboshitz Kasierer office of Arthur Andersen, in Tel-Aviv, Israel as a senior associate in an audit team. At Arthur Andersen she was responsible for the accounting and taxation of various private and public companies from different industries and gained experience with both Israeli and American accounting principles (Israel and U.S. GAAP), advised clients on various accounting issues and performed local tax planning and reporting.

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

Michael J. Jackson has been a member of the board of directors since July 2000. Since September 1999, he has been the corporate controller of AGENCY.COM, a global Internet professional services company, since May 2000 until September 2001 the Chief Accounting Officer and from October 2001 the Chief Financial Officer of the company. From October 1994 until August 1999, Mr. Jackson was a manager at Arthur Andersen, LLP and Ernst and Young.

Mr. Jackson also served on the New York State Society Auditing Standards and Procedures Committee from 1998 to 1999 and was serving on the New York State Society’s SEC Committee from 1999 to 2001.

Mark Alhadeff was appointed to DAG Media’s board of directors in December 2005 and has been serving as a member of the board of directors since that time. Mr. Alhadeff is the co-founder of Ocean-7 Development, Inc., a technology corporation in the business of providing programming services as well as web development services and database solutions. Mr. Alhadeff has been Ocean-7’s president since its formation, nine years ago. Prior to founding Ocean-7, Mr. Alhadeff served as a consultant to various publishers, worked as an art director and was actively involved in creating and implementing the transition to digital production methodologies before they became common industry practice. Mr. Alhadeff is a Stony Brook University graduate. Mr. Alhadeff will serve as the Chief Technology Officer of DAG Interactive, Inc.

On April 28, 2005, Mr. Stephen Zelnick resigned as a member of our Board of Directors, as a result of the demands of his professional practice. Mr. Howard Bernstein was not standing for re-election at our annual shareholders meeting, held on July 12, 2005, due to his new commitments and therefore has not acted as our director since that time. Effective December 2, 2005, Mrs. Yael Shimor-Golan, resigned as a member of our Board of Directors once Mr. Mark Ahadeff was nominated to our Board of Directors and is serving as a director since then.

Our Board of Directors has established Compensation, Audit and Nominating Committees. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all of our officers, reviews general policy matters relating to compensation and benefits of our employees, administers the stock option plan and authorizes the issuance of stock options to our officers, employees, directors and consultants. The Audit Committee meets with management and our independent auditors to determine the adequacy of internal controls and other financial reporting matters. In addition, the committee provides an avenue for communication between the independent accountants, financial management and the Board. Subject to the prior approval of the Board, the committee is granted the authority to investigate any matter or activity involving financial accounting and financial reporting, as well as our internal controls. The Nominating committee is responsible for nominating director candidates for the Annual Meeting of Stockholders each year and will consider director candidates recommended by shareholders. In considering candidates submitted by shareholders, the Nominating Committee will take into consideration the needs of the Board and the qualification of the candidate.

The Board of Directors has determined that Michael Jackson, the chairman of the Audit Committee, is qualified as an Audit Committee Financial Expert pursuant to Item 401(e) of regulations S-B. Mr. Jackson is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. Mr. Jackson’s relevant experience is more fully described under Item 9, above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange

Commission (“SEC”). Officers, directors and greater than ten percent (10%) shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To the best of our knowledge, based solely on review of the copies of such forms furnished to us, or written representations that no other forms were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent (10%) shareholders were complied with during 2005.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions. This code of ethics is posted on our web site at www.dagmedia.com.

Item 10. Executive Compensations.

The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2005, 2004 and 2003 by (i) our Chief Executive Officer and (ii) the most highly compensated executive officers, other than the CEO, who were serving as executive officers at the end of the 2005 fiscal year and whose salary as determined by Regulation S-B, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executives”).

Long-Term Compensation
		Annual Compensation		Awards	Payouts
Name and Principal Position	Year	Salary/ Bonus ($)		Common Stock Underlying Options (#)	All Other Compensation ($) (1)

Assaf Ran Chief Executive Officer and President	2005 2004 2003	$225,000 $224,154 $202,500	— $154,000 —	— — —	$10,000 $ 9,000 $ 6,077

Yael Shimor-Golan Chief Financial Officer, Treasurer and Secretary	2005 2004 2003	$112,115 $108,224 $75,000	— $25,000 —	— — —	— — —

(1) Company’s matching contributions made to a simple master IRA plan.

Compensation of Directors

Non-employee directors are granted, upon becoming a director, and renewal of director term, five-year options to purchase 7,000 shares of Common Stock at an exercise price equal to the fair market value of a share of Common Stock on the date of grant. They also receive cash compensation of $600 per board meeting attended and $300 for any other committee participation.

Employment Contracts

In March 1999, we entered into an employment agreement with Assaf Ran, our President and Chief Executive Officer. Mr. Ran’s employment term renews automatically on July 1st of each year for successive one-year periods unless either party gives 180 days written notice of its intention to terminate the agreement. Under the agreement, Mr. Ran receives an annual base salary of $75,000 and annual bonuses as determined by the compensation committee of the Board of Directors in its sole and absolute discretion and is eligible to participate in all executive benefit plans established and maintained by us. Under the agreement, Mr. Ran agreed to a one-year non-competition period following the termination of his employment. As of March 2003, the compensation committee approved an increase in Mr. Ran’s compensation to an annual base salary of $225,000. In August 2004, the Board of Directors approved Mr. Ran a one-time bonus of $154,000 due to the sale of Blackbook Photography Inc. Mr. Ran’s annual compensation was $225,000 and $378,154 during fiscal years 2005 and 2004. Mr. Ran intends to reduce his salary by 50% for one-year, contingent to closing of the Jewish directories purchase agreement.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table, together with the accompanying footnotes, sets forth information, as of March 15, 2006, regarding stock ownership of all persons known by us to own beneficially more than 5% of our outstanding Common Stock, certain of our executive officers, al l directors, and all of our directors and officers as a group:

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (2)	Percentage of Ownership

Executive Officers and Directors
Assaf Ran	1,513,259	47.12%
Yael Shimor-Golan	22,149	*
Michael Jackson	21,000	*
Phillip Michals	21,000	*
Eran Goldshmid	28,000	*

All officers and directors as a group	1,605,408	49.99%

Assaf Ran beneficially owned 186,664 stocks that are vested options as of December 31, 2005. All of the stocks beneficially owned by Michael Jackson, Phillip Michals and Eran Goldshmid are vested options as of December 31, 2005.

* Less than 1%

(1)	The addresses of the persons named in this table are as follows:

Assaf Ran, Yael Shimor-Golan –

c/o DAG Media Inc, 125-10 Queens Boulevard, Kew Gardens, NY 11415

Michael Jackson –

488 Madison Avenue, New York, NY 10022

Phillip Michals –

67 Wall Street, New York, NY 10005

Eran Goldshmid –

65 Broadway, New York, NY 10006

(2) A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the filing of this report upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from the filing of this report have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on 3,211,190 shares outstanding on March 15, 2006.

(3) Equity Compensation Plan Information

The following table summarizes the (i) options granted under the DAG Media 1999 Stock Option Plan, and (ii) options and warrants granted outside the DAG Media Option Plan, as of December 31, 2005. The shares covered by outstanding options and warrants are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events. No other equity compensation has been issued.

	Equity Compensation Plan Table
	Number of securities(1) to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities(1) remaining available for future issuance under equity compensation plans
Equity Compensation Plans Approved By Security Holders
Grants under the DAG Media, Inc. 1999 Stock Option Plan	436,000	2.90	155,000
Equity Compensation Plans Not Requiring Approval By Security Holders
Aggregate Individual Option Grants	68,000	2.36	Not applicable

Total.	504,000	2.83	155,000

(1)	Reflect shares of DAG Media Common Stock.

The aggregate individual option grants outside the Stock Option Plan referred to in the table above include options granted to consultants and providers of certain services to us.

Item 12. Certain Relationships and Related Transactions

Not applicable.

Item 13. Exhibits

(a)          Certain of the following exhibits were filed as Exhibits to the registration statement on form SB-2, Registration No. 333-74203 and amendments thereto (the “Registration Statement”) filed by the Registrant under the Securities Act of 1933, as amended, or the reports filed under the Securities and Exchange Act of 1934, as amended, and are hereby incorporated by reference.

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (1)
3.2	By-laws of the Company (1)
4.1	Specimen Stock Certificate (2)
4.2	Form of Underwriter’s Warrant (1)
10.1	Employment Agreement dated March 1, 1999 by and between Assaf Ran and the Company (1)
10.2	Form of the Company’s 1999 Stock Option Plan As Amended (3)
10.3	Web Site Company Formation, Development and Services Agreement dated December 5, 2005 by and between DAG Media, Inc. and Ocean-7 Development, Inc. (4)
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act
(1)	Previously filed as exhibit to Form SB-2 on March 10, 1999.
(2)	Previously filed as exhibit to Form SB-2/A on April 23, 1999.
(3)	Previously filed as exhibit to Form S-8 on February 8, 2002.
(4)	Previously filed as exhibit to Form 8-K on December 12, 2005.

Item 14. Principal Accountant Fees and Services

Through September 30, 2005, Goldstein Golub Kessler LLP had a continuing relationship with American Express Tax and Business Services Inc. from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provide non-audit services. Subsequent to September 30, 2005, this relationship ceased and the firm established a similar relationship with RSM McGladrey, Inc. Goldstein Gloub Kessler LLP has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of the Goldstein Golub Kessler LLP. Goldstein Golub Kessler LLP manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

(a)	Audit Fees

2005

The aggregate fees billed during 2005 by Goldstein Golub Kessler LLP, our principal accountant, were $58,047, covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2005.

2004

The aggregate fees billed during 2004 by Goldstein Golub Kessler LLP, our principal accountant, were $57,700, covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2004.

(b)	Audit-Related Fees

There were no audit-related fees billed by our principal accountants during 2005, compared with $3,770 in 2004, billed by Goldstein Golub Kessler LLP. The 2004 fees were paid to cover the audit provided after the sale of Blackbook Photography Inc.

Tax Fees

No fees for services related to tax compliance, tax advice and tax planning were billed by our principal accountants in 2005 and 2004.

All Other Fees

Our principal accountants billed no other fees, beyond those disclosed in this Item 14, in 2005 and 2004.

Audit Committee Administration of the Engagement

Our Audit Committee approved the engagement with Goldstein Golub Kessler LLP, our principal accountant, in advance. No non-audit services were approved by the audit committee in 2005.

Hours expended on audit by persons other than our principal accountant’s full time, permanent employees.

The percentage of hours expended on audit by persons other than our principal accountant’s full time, permanent employees, did not exceed 50%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAG Media, Inc.

By: /s/Assaf Ran
Assaf Ran, President, Chief Executive Officer and Chairman of the Board of Directors

Date: March 15, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 15, 2006:

Signature	Date	Title

/s/ Assaf Ran______________ Assaf Ran	March 15, 2006	President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)
/s/ Yael Shimor-Golan_______ Yael Shimor-Golan	March 15, 2006	Chief Financial Officer (principal financial and accounting officer)
/s/ Phillip Michals__________ Phillip Michals	March 15, 2006	Director
/s/ Eran Goldshmid_________ Eran Goldshmid	March 15, 2006	Director
/s/ Michael Jackson_________ Michael Jackson	March 15, 2006	Director
/s/ Mark Alhadeff___________ Mark Alhadeff	March 15, 2006	Director

DAG MEDIA, INC.

Index to Consolidated Financial Statements

Page Number

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Balance Sheet at December 31, 2005	F-4

Statements of Operations for the years
ended December 31, 2005 and 2004	F-5

Statements of Changes in Shareholders’ Equity
for the years ended December 31, 2005 and 2004	F-6

Statements of Cash Flows for the
years ended December 31, 2005 and 2004	F-7

Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Dag Media, Inc.

We have audited the accompanying consolidated balance sheet of Dag Media, Inc and subsidiary as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dag Media, Inc. and subsidiary as of December 31, 2005 and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with United States generally accepted accounting principles.

By: /s/Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB KESSLER LLP

New York, New York

January 20, 2006, except for note 11 as to which the date is February 10, 2006.

DAG MEDIA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2005

Assets
Current assets:
Cash and cash equivalents	$4,210,427
Marketable securities	2,106,097
Short term investment – insurance annuity contract – at fair value	1,083,923
Total cash and cash equivalents, marketable securities and short terms investments	7,400,447

Trade accounts receivable, net of allowance for doubtful accounts of $295,000	877,083
Directories in progress	1,230,763
Other current assets	159,381
Total current assets	9,667,674

Property and equipment, net	132,781
Trademarks, net	257,969
Other assets	118,863
Total assets	$10,177,287

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$287,792
Commissions payable	366,200
Advanced billing for unpublished directories	2,374,474
Dividends payable	314,246
Income taxes payable	367,332
Total current liabilities	3,710,044
Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; no shares issued	—
Common shares - $.001 par value; 25,000,000 authorized; 3,211,190 issued and 3,142,460 outstanding	3,211
Additional paid-in capital	8,590,174
Treasury stock, at cost- 68,730 shares	(231,113)
Stock subscription receivable	(47,400)
Deferred compensation	(26,841)
Accumulated other comprehensive loss	(403,512)
Accumulated deficit	(1,417,276)
Total shareholders’ equity	6,467,243
Total liabilities and shareholders’ equity	$10,177,287

The accompanying notes are an integral part of these financial statements.

DAG MEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE  YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Advertising revenues, net	$4,447,430	$5,948,701
Publishing costs	659,463	902,326
Gross profit	3,787,967	5,046,375
Operating costs and expenses:
Selling expenses	2,125,700	2,627,616
General and administrative expenses	2,631,305	2,829,308
Total operating costs and expenses	4,757,005	5,456,924

Loss from operations	(969,038)	(410,549)
Interest income	224,977	191,384
Realized gain on marketable securities	288,008	395,134
Total other income	512,985	586,518
(Loss) income from continuing operations before provision for income taxes	(456,053)	175,969
Provision for income taxes	—	70,802
(Loss) income from continuing operations	(456,053)	105,167

Discontinued Operations:
(Loss) gain from Sale of Blackbook, due to release from escrow amount in 2005, net of tax effect of $775,000 in 2004	(55,000)	1,164,213
Loss from operations of Blackbook, net of tax benefit of $156,000 in 2004	—	(234,343)
(Loss) income from discontinued operations	(55,000)	929,870
Net (loss) income	$(511,053)	$1,035,037
Basic net (loss) income per common share outstanding
Continuing operations	$(0.14)	$0.04
Discontinued operations	$(0.02)	$0.30
Total net (loss) income per common share – Basic	$(0.16)	$0.34

Diluted net (loss) income per common share outstanding
Continuing operations	$(0.14)	$0.03
Discontinued operations	$(0.02)	$0.29
Total net (loss) income per common share – Diluted	$(0.16)	$0.32
Weighted average number of common shares outstanding Outstanding
- Basic	3,118,381	3,065,080
- Diluted	3,118,381	3,243,101

The accompanying notes are an integral part of these financial statements

DAG MEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHARHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Common Stocks		Additional Paid-in Capital	Treasury Shares		Stock Subscription Receivable	Deferred Compensation	Accumulated other comprehensive income (loss)	Accumulated Deficit	Totals
	Shares	Amount		Shares	Cost
Balance, December 31, 2003	3,045,190	$3,045	$8,054,827	68,730	$(231,113)	—	$(81,000)	$102,185	$176,215	$8,024,159
Issuance of common stock from exercise of options	125,000	125	266,855							266,980
Non cash compensation			18,933				27,080			46,013
Forfeit of gain on sale of restricted stocks			10,779							10,779
Tax benefit related to stock options exercised			145,640							145,640
Dividend declared to be paid at 1/5/2005 ($0.28 per share)									(867,289)	(867,289)
Unrealized loss on preferred stocks and other marketable securities, net of income taxes								(84,873)		(84,873)
Net income for the year ended December 31, 2004									1,035,037	1,035,037
Total comprehensive income										950,164
Balance, December 31, 2004	3,170,190	$3,170	$8,497,034	68,730	$(231,113)	—	$(53,920)	$17,312	$343,963	$8,576,446
Issuance of common stock from exercise of options	21,000	21	34,399							34,420
Issuance of common stock to related party for services not yet performed	20,000	20	47,380			(47,400)				—
Non cash compensation			11,361				27,079			38,440
Dividend declared to be paid at 1/5/2006 ($0.10 per share)									(1,250,186)	(1,250,186)
Unrealized loss on preferred stocks and other marketable securities								(420,824)		(420,824)
Net loss for the year ended December 31, 2005									(511,053)	(511,053)
Total comprehensive loss										(931,877)
Balance, December 31, 2005	3,211,190	$3,211	$8,590,174	68,730	$(231,113)	$(47,400)	$(26,841)	$(403,512)	$(1,417,276)	$6,467,243

The accompanying notes are an integral part of these financial statements.

DAG MEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Cash flows from operating activities: Net (loss) income	$(511,053)	$1,035,037
Adjustment to reconcile net (loss) income to net cash used in operating activities -
Gain on sale of Blackbook	—	(1,939,213)
Depreciation and amortization	85,428	125,040
Non cash compensation expense	38,439	46,013
Bad debt expense	472,740	798,783
Realized gain on sale of marketable securities	(288,008)	(395,134)
Deferred taxes	(11,541)	4,552
Tax benefit related to stock options exercised	—	145,640
Changes in operating assets and liabilities net of effects of disposition -
Accounts receivable	14,093	(504,094)
Directories in progress	257,931	162,294
Other current and non current assets	122,730	56,595
Accounts payable and accrued expenses	88,620	(409,723)
Commissions payable	(183,800)	(116,817)
Advanced billings for unpublished directories	(585,314)	176,811
Income taxes payable	(176,414)	454,746
Net cash used in operating activities	(676,149)	(359,470)

Cash flows from investing activities:
Investment in preferred stocks, other marketable securities and annuity contract	(14,497,087)	(10,446,362)
Proceeds received on sale of Blackbook, net of expenses	—	1,800,245
Proceeds from sale of preferred stocks and marketable securities	17,610,799	11,842,833
Purchase of property and equipment	(6,072)	(24,969)
Net cash provided by investing activities	3,107,640	3,171,747
Cash flows from financing activities:
Proceeds from exercise of options	34,421	266,980
Dividends paid	(1,803,227)	(744,113)
Proceeds from forfeit of gain on sale of restricted stocks	—	10,779
Net cash used in financing activities	(1,768,806)	(466,354)

Net increase in cash and cash equivalents	662,685	2,345,923

Cash and cash equivalents, beginning of year	3,547,742	1,201,819

Cash and cash equivalents, end of year	$4,210,427	$3,547,742

Supplemental Cash Flow Information:
Taxes paid during the year	$176,414	$88,935
Dividends declared but not paid	$314,246	$867,289
Common stock issued for services not yet preformed	$47,400	—

The accompanying notes are an integral part of these financial statements.

DAG MEDIA, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

1.	The Company

DAG Media, Inc. (“the Company”) publishes and distributes print and online business directories for domestic niche markets. The principal source of revenue comes from the sale of advertisements in these directories. As a sales incentive the Company may also provide added values such as referral services and a consumer discount club.

The Company operates Internet portals, JewishYellow.com targeting worldwide Jewish communities and JewishMasterGuide.com, targeting the ultra-orthodox and Hasidic communities.

On December 5, 2005, we entered into an agreement with Ocean-7 Development, Inc. (“Ocean-7”), pursuant to which, together with Ocean-7, we formed a new subsidiary, DAG Interactive, Inc., through which we anticipate operating our new internet business, NextYellow.com. The objective of DAG Interactive, Inc. is to introduce our unique and innovative software solution to the online Yellow Page industry. DAG Interactive Inc.’s new business, NextYellow.com, will utilize a new, patent pending, application, which will facilitate highly accurate and instant matching between consumers’ needs and businesses’ capabilities. To utilize this application, a customer will visit our website and describe, as necessary, a certain need that the customer has for goods or services. Upon completing this description, our application will characterize the consumers’ requests by geographic location as well as by a DAG Interactive-developed category index and ultimately locate a businesses or vendors which provide the sought after services or goods, and will automatically match those businesses or vendors with the customer’s request. Upon completing the match, an automated message will be sent from our system to those matching businesses or vendors who are ultimately responsible for following up on the lead and contacting the customer. In simplistic terms, businesses, service providers and retailers can register and receive leads for prospective customers in their geographic coverage area and categories for a monthly fee and generate business in response to inquiries submitted by customers who visit our website.

The application, which covers the typical Yellow Pages index and more, transforms the old-fashioned “Let your fingers do the walking” way of thinking into a new paradigm: “Let the business do the walking” (a trademark of DAG Interactive), where businesses will contact customers in response to customers’ inquiries.

Dispositions

On August 24, 2004, the Company sold its wholly owned subsidiary, Blackbook Photography Inc. to Modern Holdings Incorporated, for $2.25 million. Under the stock purchase agreement, $2.125 million was paid in cash at the closing and the additional $125,000 was held in escrow until August 2005, pending the resolution of certain open matters. In August 2005, as agreed in a settlement made between the Company and Modern Holdings Incorporated, $55,000 was released from escrow and paid to the benefit of the buyer. For the year ended December 31, 2004, the Company recorded a gain on the sale of the Blackbook amounting to $1,164,213 which is net of $775,000 for income taxes and $310,787 for a finder’s fee, compensation to sales franchisees, bonuses to employees and legal expenses. Net revenue from the discontinued operations was $799,619 for the year ended December 31, 2004.

Accordingly, the Company has reflected the sale of the Blackbook as a discontinued operation in the accompanying financial statements. As a result, revenues, publishing costs, and related expenses have been reclassified in the statement of operations and shown separately as a net amount under the caption loss from discontinued operations for all periods presented. Accordingly the Company recorded a net loss from discontinued operations totaling $234,343 for the year ended December 31, 2004.

2.	Significant Accounting Policies

Principals of Consolidation

The consolidated financial statements include the accounts of DAG Media, Inc., its 80% owned subsidiary, DAG Interactive, Inc., (incorperated December 5, 2005) and its wholly owned subsidiary Blackbook Photography, Inc. through August 24, 2004, the date in which Blackbook Photography Inc. was sold. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management will base the use of estimates on (a) a preset number of assumptions that consider past experience, (b) future projections, and (c) general financial market condition. Actual amounts could differ from those estimates.

The use of estimates is mainly in the “Allowance for Doubtful Accounts”, on the Company’s Balance Sheet. The allowance is determined based on an aging of accounts receivable and the publication date of each edition to which the outstanding balances relate. The estimates are based on a preset number of assumptions that considers past experience as well as a projection of the Company’s ability to collect the receivable balance. The assumptions take into consideration the Company’s internal ability for “in-house” collections at a given period (i.e. how many employees are currently fulfilling this position and their ability to collect) as well as the capability of the third party collecting agency to collect from the submitted accounts at a given period (i.e. the average aging of the accounts submitted and its total balances). In addition, the Company considers in its assumptions, general financial market conditions as well as the condition of its customers and adjusts its allowances accordingly.

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

Marketable Securities and Short Term Investment –Insurance Annuity Contract

Marketable securities are reported at fair value and are classified as available-for-sale. Unrealized gains and losses from those securities are reported as a separate component of shareholders’ equity, net of the related tax effect. Realized gains and losses are determined on a specific identification basis. None of the assets classified as marketable securities constitute investments in debt securities. Accordingly, no additional disclosure is needed under paragraph 20 of SFAS 115.

On June 25, 2003, the Company purchased a 5-year Guaranteed Growth Annuity (GGA) contract for $1 million. The annuity guarantees interest of 3.65% for its first two years; 3.00% for the following two years, and has a minimum guaranteed interest rate of 3.00% for the remaining period.

The Company’s securities consist of the following:

As of 12/31/2005	Fair Value	Cost	Holding Gains (Losses)
Insurance Annuity Contract	1,083,923	1,000,000	83,923
Marketable Securities	2,106,097	2,593,532	(487,435)
Total	3,190,020	3,593,532	(403,512)

As of 12/31/2004	Fair Value	Cost	Holding Gains (Losses)
Preferred Stocks	407,340	399,820	7,520
Insurance Annuity Contract	1,052,523	1,000,000	52,523
Marketable Securities	4,976,685	5,007,874	(31,189)
Total	6,436,548	6,407,694	28,854

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

As of December 31, 2005, gross carrying amounts of trademarks were $350,981 with accumulated amortization of $93,012.

Amortization expense in each of years ended December 31, 2005 and 2004 amounted to $ 14,039.

Estimated amortization expenses:

For year ended 12/31/2006 -	$14,039
For year ended 12/31/2007 -	$14,039
For year ended 12/31/2008 -	$14,039
For year ended 12/31/2009 -	$14,039
For year ended 12/31/2010 -	$14,039

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

Since our contracts sell ads for two consecutive editions, we recognize 50% of its revenues and charge 50% of its related direct expense upon publication of the first directory whereas the remaining 50% is recognized upon publication of the second edition. Therefore, advertising revenues are recognized under the point-of-publication method (“Publication Method”), which is generally followed by publishing companies.

As a result of recognizing revenues according to the Publication Method, the Company spreads and allocates its revenues and related direct expenses over the lifetime of the contracts. On the publication of the first of the two directories covered by a contract we recognize 50% of the revenue and related expenses. The remaining 50% of the total contract revenues are presented on the Balance Sheet as “Advance Billing for Unpublished Directories” and are recognized with the publication of the next edition.

The Company maintains an Internet site, which provides limited advertising services and links to other Internet sites. The Company does not sell these services, rather they are provided as a supplement to print services in order to provide the Company with a presence on the Internet. The Company does not record revenue from such services since customers place no value on the advertising and are not willing to pay for such services. In this regard, the Company follows the guidance in FASB Emerging Issues Task Force (EITF) Issue No. 99-17, Accounting for Advertising Barter Transactions, which states that revenue and expense from an advertising barter transaction should be recognized at fair value only if the fair value of the advertising provided is determinable based on the entity’s own historical practice of receiving cash or other consideration that is readily convertible into cash for similar advertising from buyers unrelated to the counterparty. The performance of these services by the company is also considered to be inconsequential based on the guidance in SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, since the failure to provide these services would not result in the customer receiving a refund or rejecting the delivered services performed to date. In addition, the Company has a demonstrated history of completing these services in a timely manner and reliably estimating the remaining costs, which are minimal.

The Company does not account for its online advertising services since based on customer inquiries and tests we found that our customers place no value on our online services and are not willing to pay for those online services. We have not invested significant funds in our web sites, unlike some of our competitors, and our sites are relatively limited and provide basic and minimal services only. Once a customer signs contracts with us, his or her business details are posted into our web sites and will stay there infinitely.

The calculation for the allowance as of December 31, 2005:

Allowance for Doubtful Accounts

Prior year editions	$183,000
Current year editions	$66,000
General allowances (5%)	$46,000
Total	$295,000

Earnings Per Share (“EPS”)

Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. Under this standard, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share include the potential dilution from the exercise of stock options and warrants for common shares using the treasury stock method.

The following table reconciles the number of weighted average common shares outstanding for basic and diluted earnings per share:

	Years ended December 31,
	2005	2004
Basic	3,118,381	3,065,080
Incremental shares for assumed exercise of options	—	178,021
Diluted	3,118,381	3,243,101

504,000 and 111,440 stock options were not included in the diluted earnings per share calculation for the 2005 and 2004 fiscal year, respectively, as their effect would have been anti-dilutive.

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

If events and circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. No impairment charges have been recorded during the years ended December 31, 2005 and 2004.

Stock-Based Compensation

At December 31, 2005, the Company has a stock based compensation plan, which is described more fully in Note 6. As permitted by the SFAS No. 123, “Accounting for Stock Based Compensation”, the Company accounts for stock-based compensation arrangements with employees in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees”. Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company’s stock and the exercise price of the option. No stock based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, or in Conjunction With Selling Goods Or Services”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The following table illustrates the effect on net (loss) income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

	Year Ended December 31, 2005	Year Ended December 31, 2004
Reported net (loss) income	$(511,053)	$1,035,037
Deduct:
Total stock based employee compensation expenses determined under fair value based method for all awards, net of related tax effect	(135,752)	(95,275)
Pro forma net (loss) income	$(646,805)	$939,762
Reported basic net (loss) income per common share	$(0.16)	$0.34
Reported diluted net (loss) income per common share	$(0.16)	$0.32
Pro forma basic net (loss) income per common share	$(0.21)	$0.31
Pro forma diluted net (loss) income per common share	$(0.21)	$0.29

Under SFAS No. 123, the fair value of each option is estimated on the date of grant using Black-Scholes option-pricing model with the following weighted-average share assumptions used for grants in 2005 and 2004, respectively: (1) expected life of 5 years; (2) $0.40 cents per share annual dividends yield; (3) expected volatility 70%; (4) risk free interest rate of 5% and 6%.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains cash and cash equivalents with various major financial institutions, which invest primarily in marketable securities and high quality corporate obligations. The Company believes that concentration of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company’s customer base. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential losses.

Fair Value of Financial Instruments

For cash and cash equivalents, accounts receivable and account payable the carrying amount approximates fair value due to the short-term nature of such instruments.

Advertising Expenses

Advertising expenses are expenses as occurred. There were advertising expenses of $136,933 and $144,441 for the years ended December 31, 2005 and 2004, respectively.

Other Comprehensive Income

Other comprehensive income consists of unrealized gains on marketable securities. The Company’s comprehensive loss for the year ended December 31, 2005 totaled $931,877 and for the year ended December 31, 2004 comprehensive income totaled $950,164.

Recent Accounting Pronouncements

In December 2004 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards  (“SFAS”) No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). The Company cannot estimate the current impact on the financial statements. This standard becomes effective on January 1, 2006 for small business issuers. The Company will adopt SFAS 123R beginning in the Company’s first fiscal quarter of 2006.

Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

3.	Property and Equipment

Property and equipment, at cost, consist of the following at December 31, 2005:

Office equipment	$279,877
Leasehold improvements	65,911
Automobiles	139,813
Total property and equipment	485,601
Less: accumulated depreciation	(352,820)
Property and equipment, net	$132,781

Depreciation expense was approximately $71,400 and $93,800 for the years ended December 31, 2005 and 2004, respectively.

4.	Income Taxes

The provision for income taxes relating to continuing operations consists of the following:

For the Year Ended December 31, 2004
Current Taxes:
Federal	$53,101
State	17,701
Provision for income taxes	$70,802

The provision for income taxes relating to discontinued operations consists of the following:

For the Year Ended December 31, 2004
Current Taxes:
Federal	$464,250
State	154,750
Provision for income taxes	$619,000

Deferred tax assets consist of the following:

	2005	2004
Deferred tax assets:
Unrealized loss on marketable securities	137,199	11,541
Net operating loss	187,229	—

Deferred tax assets	324,428	11,541
Less: valuation allowance	(324,428)	—
	—	11,541

The Company’s net operating loss of $468,000 can be used to offset future taxable income and it expires in 2025.

The provision for income taxes on earnings differs from the amount computed using the federal statutory rate of 34% as a result of the following:

Year Ended December 31,	2005	2004
Federal Statutory Rate	(34%)	34%
State income taxes, net of federal tax benefit Valuation allowance	34%	6%
Provision for income taxes	—	40%

5.	Simple IRA Plan

On October 26, 2000, the Board of Directors approved a Simple IRA Plan (the “IRA Plan”) for the purpose of attracting and retaining valuable executives. The IRA Plan was effective August 2000 with a trustee, which allows up to 100 eligible executives to participate. It is a “Matching Contribution” plan under which eligible executives may contribute up to 6% of their yearly salary, on a pre-tax basis (with a cap of $10,000), with the Company matching on a dollar-for-dollar basis up to 3% of the executives’ compensation (with a cap of $10,000). These thresholds are subject to change under notice by the trustee. The Company is not responsible for any other costs under this plan. For fiscal year 2005 and 2004 the Company contributed $10,000 and $9,000 respectively, as a matching contribution to the IRA Plan.

6.	Stock Option Plan

The Company adopted the 1999 Stock Option Plan (the “Plan”), as amended, reserving 854,000 common shares of the Company for issuance upon exercise of stock options granted pursuant to the Plan. At December 31, 2005 and 2004, 155,000 and 91,560 options were available for future grants under the plan, respectively.

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

The Company accounts for the employee options under APB Opinion No. 25, under which no compensation cost has been recognized as all options granted to employees during 2005 and 2004, have been granted at the fair market value of the Company’s common stock. Options granted to consultants are accounted for under SFAS No. 123 and EITF No. 96-18 and are measured using Black-Scholes option pricing model. Compensation costs of $38,439 and $2,976 were charged to operations in 2005 and in 2004, respectively.

The weighted average fair value of options granted during the year ended December 31, 2005 and 2004 was $1.22 and $1.21, respectively.

The following summarizes stock option activity for 2005 and 2004:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2003	468,440	$2.67
Granted	125,000	$4.09
Exercised	(125,000)	$2.14
Forfeited	(30,000)	$2.93
Outstanding at December 31, 2004	438,440	$3.21
Granted	173,000	$3.31
Exercised	(21,000)	$1.64
Forfeited	(86,440)	$3.86
Outstanding at December 31, 2005	504,000	$3.20

As of December 31, 2005 and 2004 there were exercisable options amounting to 471,213 and 430,253 respectively, with a weighted average exercise price of $2.01 and $2.26, respectively. As of December 31, 2005 and 2004 the weighted average remaining contractual life of options outstanding are 3.02 and 2.95, respectively.

In connection with the Company’s initial public offering the Company issued 132,500 warrants to the underwriters of the initial public offering. The warrants are convertible into the same number of common shares at an exercise price of $7.80 per warrant. The warrants are exercisable over a four-year period beginning on the first anniversary of the offering. All of the warrants were expired on May 13, 2004.

7.	Shareholders’ Equity

On December 5, 2005, following the execution of a web-site development and services agreement signed between the Company and Ocean-7 Development, Inc. (“Ocean-7”), a prominent software development and Internet company, the Company agreed to issue a total of 60,000 shares of the Company’s common stock. The shares will be issued in three equal installments of 20,000 shares each, pursuant to a three tier schedule, as provided in the agreement. The first 20,000 shares were issued upon the execution of the agreement, which were values at $2.37 per share, or $47,400, which was the Company’s market price at the date of the grant. In addition to the issuance of shares, the Company granted Ocean-7 an option to purchase 75,000 shares of the Company’s common stock under the Company’s stock option plan, to be vested in three installments of 25,000 shares each, the first to vest on the first anniversary of the agreement. Both the shares and the options are restricted pursuant to Rule 144 promulgated under the Securities Act of 1933. Because the service have not yet been performed by Ocean –7 under the agreement, the value of the shares issued are included in stock subscriptions receivable, until such time that they become earned and will be accounted for under EITF 00-2, “Accounting for Web Site Development Costs”. The value of the options will be accounted for under ETTF 96-18 “Accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services.”

8.	Commitments and Contingencies

Operating Leases

The Company has various lease and rental commitments ending 2008 for its offices, automobiles and equipment. At December 31, 2005, approximate future minimum rental payments under these commitments are as follows:

2006	108,070
2007	75,365
2008	60,801
Total	244,236

Rent expense was approximately $124,000 and $83,000 in 2005 and 2004, respectively.

Employment Agreements

In March 1999, the Company entered into an employment agreement with Assaf Ran, its president and chief executive officer. Mr. Ran’s employment term initially renews automatically for successive one-year periods unless either party gives 180 days written notice of its intention to terminate the agreement. Under the agreement, Mr. Ran will receive an annual base salary of $75,000, annual bonuses as determined by the compensation committee of the Board of Directors in its sole and absolute discretion, and is eligible to participate in all executive benefit plans established and maintained by the Company. Under the agreement, Mr. Ran has also agreed to a one-year non-competition period following the termination of his employment. As of March 2003 the compensation committee approved an increase in Mr. Ran’s compensation to an annual base salary of $225,000. In August 2004, the Board of Directors approved Mr. Ran a one-time bonus of $154,000 due to the sale of the Blackbook Photography Inc. Mr. Ran’s annual compensation was $225,000 and $378,154 during fiscal years 2005 and 2004.

Contingencies

From time to time, the Company is a party to litigation arising in the normal course of its business operations. In the opinion of management and counsel, it is not anticipated that the settlement or resolution of any such matters will have a material adverse impact on the Company’s financial position, liquidity or results of operations.

On February 24, 2004 the Jewish Sephardic YellowPages Ltd. (the “Plaintiff”) filed a claim against the Company in the U.S. District Court for the Eastern District of New York, challenging the Company’s ownership of its federally registered trademark “Kosher Yellow Pages” and seeking declaratory judgment, injunctive relief and compensatory and punitive monetary damages against the Company in connection with the Company’s use of the trademark. The Company filed an answer on April 7, 2004 vigorously denying plaintiff’s claims and asserting that there is no basis for liability. The Company has also asserted a counterclaim and third party complaint against Plaintiff and the Plaintiff’s owner in which it seeks a declaratory judgment that the Company is the rightful owner of the mark “the Kosher Yellow Pages”, and seeking injunctive relief, compensatory and punitive monetary damages and other relief against the continuing, unauthorized use of this trademark by the Plaintiff. On April 5, 2005, the Company filed a motion for summary judgment. As of March 3, 2006 the motion is still pending.

In January 2001, Flexible Business Systems, Inc. commenced an action against DAG Media, Inc. and Dapey Assaf, Ltd., in the Supreme Court of the State of New York, County of Suffolk for breach of contract, seeking compensation for unpaid invoices pursuant to a written agreement for computer software. DAG Media defended the complaint claiming there was no valid contract between the parties as the software program did not comport to DAG Media’s needs. Following a trial, On January 26, 2006 we received a Notice of Entry, finding in favor of Flexible Business Systems and awarding them the sum of $38,553.94 plus interest from January 19, 2001. We haven’t received the Final Judgment yet, but in any event we intend to appeal. Because the Company believes it has meritorious defenses to win on appeal, no accrual has been made on this action at December 31, 2005.

9.	Related Parties Transactions

During 2005 and 2004, the Company has paid $47,300 and $105,000, respectively, in legal fees to Morse, Zelnick Rose & Lander LLP for legal advice and representation. Stephen A. Zelnick, who resigned as a director of the Company on April 28, 2005, is a partner of Morse, Zelnick, Rose & Lander LLP.

DAG Interactive Inc, our subsidiary is being held 20% by Ocean-7. Mark Alhadeff is the main shareholder of Ocean-7 and effective December of 2005 is a member of our board of directors.

10.	Subsequence Events

On February 6, 2006, we entered into an asset purchase agreement to sell the assets and liabilities of our two Jewish directories, The Jewish Yellow Pages and The Jewish Master Guide (also known as the Kosher Yellow Pages), to DAG-Jewish Directories, Inc., a buying entity that was established by a group of sales agencies’ owners and a few of our employees. The assets will be sold for (i) $291,667 to be paid in cash at the closing; (ii) the delivery of a promissory note in the amount of $613,333 which will be paid in 24 consecutive monthly installments of $25,556 each bearing 5% interest, per annum; and (iii) the Buyer’s assumption of liabilities relating to the Jewish directories business in the amount of $3,364,000. A definitive asset purchase agreement, also referred to herein as the asset purchase agreement, was executed on February 6, 2006. We hired a prominent investment banker to conduct a valuation analysis and to provide a fairness opinion regarding the value of the directories to our shareholders.

The consummation of the sale is contingent upon several closing conditions, including our receipt of both shareholder approval and a fairness opinion. We are in the process of preparing a definitive proxy statement which will be mailed to our shareholders, and we will publicly announce the date and time of the special meeting of the shareholders at that time.

The asset purchase agreement contains normal and customary representations, warranties and covenants. The asset purchase agreement provides, under certain circumstances, for us and DAG-Jewish Directories, Inc. to indemnify each other for breaches of our respective representations, warranties and covenants. In addition, the asset purchase agreement provides for transition services agreements to be signed between us, Assaf Ran, our President and Chief Executive Officer, and DAG-Jewish Directories, Inc. in order to assist in the transition for both companies.