Form 10KSB/A
period 2005-12-31
DAG MEDIA INC
filed 2006-04-12
CIK 1080340

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB:☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes ☐No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-KSB (the “Form 10-KSB”) of DAG Media, Inc. (the “Company”) for the fiscal year ended December 31, 2005 is being filed to correct the Certification of the Company’s Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 and the Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (the “Certifications”) to replace the original Certifications which were filed along with the Form 10-KSB on March 16, 2006 with the Certifications attached hereto and to file a consent of the independent registered public accounting firm. The remainder of the Form 10-KSB is, however, unchanged.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Executive Officers and Directors

Our executive officers and directors and their respective ages are as follows:

Name	Age	Position

Assaf Ran	40	Chairman of the Board, Chief Executive Officer,President and Director

Yael Shimor-Golan	36	Chief Financial Officer, Treasurer and Secretary

Inbar Evron-Yogev (1)	33	Chief Financial Officer, Treasurer and Secretary

Phillip Michals (2,3,4)	36	Director

Eran Goldshmid (2,3,4)	39	Director

Michael Jackson (2,3,4)	41	Director

Mark Alhadeff	42	Director

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

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (1)
3.2	By-laws of the Company (1)
4.1	Specimen Stock Certificate (2)
4.2	Form of Underwriter’s Warrant (1)
10.1	Employment Agreement dated March 1, 1999 by and between Assaf Ran and the Company (1)
10.2	Form of the Company’s 1999 Stock Option Plan As Amended (3)
10.3	Web Site Company Formation, Development and Services Agreement dated December 5, 2005 by and between DAG Media, Inc. and Ocean-7 Development, Inc. (4)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act
(1)	Previously filed as exhibit to Form SB-2 on March 10, 1999.
(2)	Previously filed as exhibit to Form SB-2/A on April 23, 1999.
(3)	Previously filed as exhibit to Form S-8 on February 8, 2002.
(4)	Previously filed as exhibit to Form 8-K on December 12, 2005.

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

Date: April 10, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 15, 2006:

Signature	Date	Title

/s/ Assaf Ran______________ Assaf Ran	April 10, 2006	President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)
/s/ Inbar Evron-Yogev Inbar Evron-Yogev	April 10, 2006	Chief Financial Officer (principal financial and accounting officer)
/s/ Phillip Michals__________ Phillip Michals	April 10, 2006	Director
/s/ Eran Goldshmid_________ Eran Goldshmid	April 10, 2006	Director
/s/ Michael Jackson_________ Michael Jackson	April 10, 2006	Director
/s/ Mark Alhadeff___________ Mark Alhadeff	April 10, 2006	Director

DAG MEDIA, INC.

Index to Consolidated Financial Statements

Page Number

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Balance Sheet at December 31, 2005	F-4

Statements of Operations for the years
ended December 31, 2005 and 2004	F-5

Statements of Changes in Shareholders’ Equity
for the years ended December 31, 2005 and 2004	F-6

Statements of Cash Flows for the
years ended December 31, 2005 and 2004	F-7

Notes to Financial Statements	F-8

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

By: /s/Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB KESSLER LLP

New York, New York

January 20, 2006, except for note 10 as to which the date is February 6, 2006.

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