Form 10KSB/A
period 2005-12-31
DAG MEDIA INC
filed 2006-05-05
CIK 1080340

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 2)

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

As of March 15, 2006 the registrant has a total of 3,211,190 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

This Amendment No. 2 to the Annual Report on Form 10-KSB (the “Form 10-KSB”) of DAG Media, Inc. (the “Company”) for the fiscal year ended December 31, 2005 is being filed to correct the Certifications of the Company’s Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 (the “Certifications”) to replace the Certifications which were filed along with Amendment No. 1 to the Form 10-KSB on April 12, 2006. The remainder of the Form 10-KSB is, however, unchanged.

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

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (1)
3.2	By-laws of the Company (1)
4.1	Specimen Stock Certificate (2)
4.2	Form of Underwriter’s Warrant (1)
10.1	Employment Agreement dated March 1, 1999 by and between Assaf Ran and the Company (1)
10.2	Form of the Company’s 1999 Stock Option Plan As Amended (3)
10.3	Web Site Company Formation, Development and Services Agreement dated December 5, 2005 by and between DAG Media, Inc. and Ocean-7 Development, Inc. (4)
23.1	Consent of Independent Registered Public Accounting Firm dated April 10, 2006(5)
23.2	Consent of Independent Registered Public Accounting Firm dated May 5, 2006
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act
(1)	Previously filed as exhibit to Form SB-2 on March 10, 1999.
(2)	Previously filed as exhibit to Form SB-2/A on April 23, 1999.
(3)	Previously filed as exhibit to Form S-8 on February 8, 2002.
(4)	Previously filed as exhibit to Form 8-K on December 12, 2005.
(5)	Previously filed as exhibit to Form 10-KSB/A on April 10, 2006.

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

DAG Media, Inc.

By: /s/Assaf Ran
Assaf Ran, President, Chief Executive Officer and Chairman of the Board of Directors

Date: May 5, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 15, 2006 and on April 10, 2006:

Signature	Date	Title

/s/ Assaf Ran______________ Assaf Ran	May 5, 2006	President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)
/s/ Inbar Evron-Yogev Inbar Evron-Yogev	May 5, 2006	Chief Financial Officer (principal financial and accounting officer)
/s/ Phillip Michals__________ Phillip Michals	May 5, 2006	Director
/s/ Eran Goldshmid_________ Eran Goldshmid	May 5, 2006	Director
/s/ Michael Jackson_________ Michael Jackson	May 5, 2006	Director
/s/ Mark Alhadeff___________ Mark Alhadeff	May 5, 2006	Director

DAG MEDIA, INC.

Index to Consolidated Financial Statements

Page Number

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Balance Sheet at December 31, 2005	F-4

Statements of Operations for the years
ended December 31, 2005 and 2004	F-5

Statements of Changes in Shareholders’ Equity
for the years ended December 31, 2005 and 2004	F-6

Statements of Cash Flows for the
years ended December 31, 2005 and 2004	F-7

Notes to Financial Statements	F-8

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