Form 10QSB
period 2006-03-31
DAG MEDIA INC
filed 2006-05-15
CIK 1080340

UNITED STATE
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2006

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

          Check whether the issuer (1) is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of May 15, 2006:

Class	Number of Shares

Common Stock, $.001 par value	3,162,460

          Transitional Small Business Disclosure Format                      Yes ☐ No ☒

DAG MEDIA, INC.
TABLE OF CONTENTS

i

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

DAG MEDIA, INC.
CONSOLIDATED BALANCE SHEET
(unaudited)

March 31, 2006

Assets
Current assets:

Cash and cash equivalents	$3,325,439

Marketable securities	2,652,430

Short term investment – insurance annuity contract – at fair value	1,091,940

Total cash and cash equivalents, marketable securities and short terms investments	7,069,809

Other current assets	17,587

Current assets of discontinued operations	2,023,520

Total current assets	9,110,916

Property and equipment, net	30,950
Other assets	167,526
Other assets of discontinued operations	359,421

Total assets	$9,668,813

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$98,304
Current liabilities of discontinued operations	3,185,057

Total current liabilities	3,283,361

Commitments and contingencies

Shareholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; no shares issued	—

Common shares - $.001 par value; 25,000,000 shares authorized; 3,211,190 shares issued and 3,142,460 shares outstanding	3,211

Additional paid-in capital	8,627,894

Treasury stock, at cost- 68,730 shares	(231,113)
Stock subscription receivable	(18,012)
Deferred compensation	(20,981)
Accumulated other comprehensive loss	(189,069)
Accumulated deficit	(1,786,478)

Total shareholders’ equity	6,385,452

Total liabilities and shareholders’ equity	$9,668,813

The accompanying notes are an integral part of these financial statements.

DAG MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,

	2006	2005

Operating costs and expenses:
General and administrative expenses	206,833	158,918

Total operating costs and expenses	206,833	158,918

Loss from operations	(206,833)	(158,918)

Other expenses	(42,629)	(27,435)

Loss from continuing operations	(249,462)	(186,353)

Discontinued Operations:
Loss on the sale of discontinued operations	(158,585)	—
Income from discontinued operations	38,844	348

Income (Loss) from discontinued operations	(119,741)	348

Net loss	$(369,203)	$(186,005)

Basic and Diluted net loss per common share outstanding:
Continuing operations	$(0.08)	$(0.06)
Discontinued operations	$(0.04)	$0.00

Total net loss per common share – Basic	$(0.12)	$(0.06)

Weighted average number of common shares outstanding
—Basic and Diluted	3,142,460	3,106,938

The accompanying notes are an integral part of these financial statements.

DAG MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months ended March 31,

	2006	2005

Cash flows from operating activities:
Net loss	$(369,203)	$(186,005)
Adjustment to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,714	3,714
Amortization of deferred compensation and non cash compensation	43,580	9,610
Tax benefit for stock options	—	15,940
Realized loss on sale of marketable securities	64,473	88,171
Changes in operating assets and liabilities:
Other current assets	(4,200)	(3,212)
Other assets	(13,138)	—
Accounts payable and accrued expenses	17,025	(26,270)
Assets and Liabilities of discontinued operations	116,386	(118,195)

Net cash used in operating activities	(141,463)	(216,247)

Cash flows from investing activities:
Proceeds from sale of marketable securities	2,420,000	4,584,241
Investment in convertible loan	(25,000)	—
Investment in marketable securities	(2,824,379)	(6,173,344)
Assets from discontinued operations	—	(6,072)

Net cash used in investing activities	(429,379)	(1,595,175)

Cash flows from financing activities:
Dividend paid ($0.4 per share)	(314,246)	(867,289)
Proceeds from exercise of stock options	—	29,220

Net cash used in financing activities	(314,246)	(838,069)

Net decrease in cash and cash equivalents	$(884,988)	$(2,649,491)
Cash and cash equivalents, beginning of period	4,210,427	3,547,742
Cash and cash equivalents, end of period	$3,325,439	$898,251

Supplemental Cash Flow Information:
Capitalized software acquired through issuance of stock	$29,388	—

The accompanying notes are an integral part of these financial statements.

DAG MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

1.	THE COMPANY

          The accompanying unaudited consolidated financial statements of DAG Media, Inc. (“DAG” or the “Company”) included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2005 and the notes thereto included in the Company’s 10-KSB. Results of consolidated operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year. All material intercompany accounts and transactions have been eliminated.

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

          The Company has applied SFAS No. 128, “Earnings Per Share” in its calculation and presentation of earnings per share - “basic” and “diluted”. Basic earnings per share are computed by dividing income available to common shareholders (the numerator) by the weighted average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. For the three month periods ended March 31, 2006 and 2005, potential dilutive common shares have not been included in the calculation of diluted earnings per share since the effect would be anti-dilutive for all periods presented.

          The numerator in calculating both basic and diluted earnings per common share for each period is the reported net income. The denominator is based on the following weighted average number of common shares:

	Three Months Ended March 31,

	2006	2005

Basic	3,142,460	3,106,938
Incremental shares for assumed conversion of options	—	—

Diluted	3,142,460	3,106,938

          596,000 and 470,000 stock options were not included in the diluted earnings per share calculation for the three month period ended March 31, 2006 and 2005, respectively, as their effect would have been anti-dilutive.

          On December 5, 2005, following the execution of a web-site development and services agreement signed between the Company and Ocean-7 Development, Inc. (“Ocean-7”), a software development and Internet company, the Company agreed to issue a total of 60,000 shares of the Company’s common stock. Ocean-7 is a related party in that its majority shareholders is on our board of directors. The shares will be issued in three equal installments of 20,000 shares each, pursuant to a three tier schedule, as provided in the agreement. The first 20,000 shares were issued upon the execution of the agreement, which were values at $2.37 per share, or $47,400, which was the Company’s market price at the date of the grant. An additional 20,000 shares were issued on May 2, 2006, which were values at $2.25 per share, or $45,000, which was the Company’s market price at the date of the grant. In addition to the issuance of shares, the Company granted Ocean-7 an option to purchase 75,000 shares of the Company’s common stock under the Company’s stock option plan, to be vested in three installments of 25,000 shares each, the first to vest on the first anniversary of the agreement. Both the shares and the options are restricted pursuant to Rule 144 promulgated under the Securities Act of 1933. Because at the time these shares were granted, the service have not yet been performed by Ocean –7 under the agreement, the value of the shares issued are included in stock subscriptions receivable, until such time that they become earned and will be accounted for under EITF 00-2, “Accounting for Web Site Development Costs”. During the three months ended March 31, 2006, the Company capitalized $29,388 related to the services performed by Ocean-7 during the period. The value of the options will be accounted for under ETTF 96-18 “Accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services.”

4.	STOCK – BASED COMPENSATION

          Effective January 1, 2006, the company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”) which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). FAS 123(R) supersedes the company’s previous accounting under Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” for periods beginning fiscal 2006. The Company accounts for equity instruments issued to non employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, or in Conjunction With Selling Goods or Services”. All transactions with non employees, in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The Company adopted SFAS 123(R) using the modified prospective transition method, under this transition method, compensation cost in 2006 includes cost for options granted prior to but not vested as of December 31, 2005,and vested in 2006. Therefore results for prior periods have not been restated. Share based compensation expense recognized under SFAS123(R) for the three months ended March 31, 2006 was $33,448 and $13,379 of gross income tax benefits related to the Company’s stock options. There was no share based compensation expense related to the employee stock options during the three months ended March 31, 2005.

          The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation to employees:

Three Months Ended March 31, 2005

Net loss, as reported	$(186,005)

Less: Total stock based employee compensation expenses determined under fair value based method for all awards	(37,303)

Net loss, pro forma	$(223,308)

Basic and Diluted loss per share, as reported	$(0.06)

Pro forma Basic and Diluted loss per share	$(0.07)

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

The fair value of each option is estimated on the date of grant using Black-Scholes option-pricing model with the following weighted-average share assumptions used for grants in 2006 and 2005, respectively: (1) expected life of 5 years; (2) $0.40 cents per share annual dividends yield; (3) expected volatility 70%; (4) risk free interest rate of 4.7% to 5%.

The following summarizes stock option activity for 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	504,000	2.83

Granted	162,000	2.36

Exercised	—	—

Forfeited	(70,000)	1.67

Outstanding at March 31, 2006	596,000	2.84	3.55	777,875

Vested and exercisable at March 31, 2006	336,900	2.86	3.19	425,901

The weighted-average fair value of each option granted during each of the first quarters of fiscal years 2006 and 2005, estimated as of the grant date using the Black-Scholes option valuation model, was $1.13 per option and $1.45 per option, respectively.

A summary of the statues of the Company’s nonvested shares as of March 31, 2006, and changes during the three months ended March 31, 2006 is as presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Nonvested shares at December 31, 2005	182,600	3.17	3.90

Granted	162,000	2.36	4.41

Vested	(85,500)	4.15	4.26

Nonvested shares at March 31, 2006	259,100	2.81	4.03

As of March 31, 2006, there was $392,736 of unrecognized compensation cost related to non-vested stock option, which is expected to be recognized over a remaining weighted-average vesting period of 4.64 years.

5.	SIGNIFICANT EVENTS

          On February 6, 2006, we entered into an asset purchase agreement to sell the assets and liabilities of our two Jewish directories, The Jewish Israeli Yellow Pages and The Jewish Master Guide, also known as the Kosher Yellow Pages (the “Directories”), to DAG-Jewish Directories, Inc., a buying entity that was established by a group of sales agencies’ owners and a few of our employees. The assets were sold for (i) $291,667 paid in cash at the closing; (ii) the delivery of a promissory note in the amount of $613,333 (which includes interest payments in the rate of 5% per annum) which will be paid in 24 consecutive monthly installments of $25,556 and (iii) the Buyer’s assumption of liabilities relating to the Jewish directories business in the amount of approximately $3,047,000. The Company recorded a loss on the sale of the Directories amounting to $158,585 for the three month ended March 31, 2006 which includes legal,accounting, printing and professional fees. The actual closing of the sale was held on April 20, 2006.

          The Company has already reflected the sale of the Directories as a discontinued operation in the accompanying financial statements as of March 31, 2006. As a result, revenues, publishing costs, and related expenses have been reclassified in the statement of operations and are shown separately as a net amount under the caption loss from discontinued operation for all periods presented. Accordingly, the Company recorded an income from discontinued operation totaling $38,844 and $348 for the three-month periods ended March 31, 2006 and 2005, respectively. Net revenue from the discontinued operations was $1,380,138 and $1,680,074 for the three month periods ended March 31, 2006 and 2005, respectively.

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

          On February 6, 2006, we entered into an Asset Purchase Agreement to sell the assets and liabilities of our two Jewish directories, The Jewish Israeli Yellow Pages and The Jewish Master Guide (also known as the Kosher Yellow Pages), to DAG-Jewish Directories, Inc., a buying entity that was established by a group of sales agencies’ owners and a few of our employees. The assets were sold for (i) $291,667 to be paid in cash at the closing; (ii) the delivery of a promissory note in the amount of $613,333 (which includes interest payments in the rate of 5% per annum) which will be paid in 24 consecutive monthly installments of $25,556 and (iii) the Buyer’s assumption of liabilities relating to the Jewish directories business in the amount of $3,047,000. A definitive Asset Purchase Agreement, also referred to herein as the Asset Purchase Agreement, was executed on February 6, 2006. We hired a prominent investment banker to conduct a valuation analysis and to provide a fairness opinion regarding the value of the directories to our shareholders.

          The consummation of the sale was contingent upon several closing conditions, including our receipt of both shareholder approval and a fairness opinion. As of April 18, 2006 all the conditions were accomplished and on April 20, 2006 the sale of the Directories business was completed.

          The Asset Purchase Agreement contains normal and customary representations, warranties and covenants. The Asset Purchase Agreement provides, under certain circumstances, for the company and DAG-Jewish Directories, Inc. to indemnify each other for breaches of our respective representations, warranties and covenants. In addition, and as provided by the Asset Purchase Agreement some transition services agreements were signed by and between the Company, Assaf Ran, our President and Chief Executive Officer, and DAG-Jewish Directories, Inc. in order to assist in the transition for both companies. Under the various transition services agreements, the Company and Mr. Ran have already provided legal, accounting as well as consulting services to executive management, and the Buyer has provided referral services to the Company as well as one month of sublease of the offices to the Company.

          As we begin the operation of NextYellow.com through DAG Interactive, Inc., we will seek to acquire a new potentially larger and more profitable business, more suitable for operation in a publicly traded company that is synergistic with NextYellow.com. However we cannot assure you that we will acquire a business in this sector and we may use our available case for other viable acquisitions. We believe that the sale of our directories business, the commencement of NextYellow.com operation and the acquisition of a new business more suitable for operation in a public company is the best way to enhance shareholder value and optimize asset growth.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

General and administrative expenses

          General and administrative expenses for the three month ended March 31, 2006 were $207,000 compared to $159,000 for the same period in 2005, an increase of $48,000, or 30%. This increase is primarily attributable to compensation expenses of $34,000 relating to the adoption of SFAS 123R effective January 1, 2006 and accounting expenses of $26,000, offset by Professional fee of 21,000. We expect general and administrative expenses to increase as a result of the growth related to the operation of Nextyellow.com.

Other loss

          For the three month period ended March 31, 2006, we had other loss consisting of dividend, interest and realized losses of $43,000 compared to other income of $27,000 for the three month period ended March 31, 2005. The increase is attributable primarily to the fluctuation in performance of the Company’s portfolio and marketable securities.

Discontinued operations

          On April 20, 2006, we completed the sale of our Directories, The Jewish Israeli Yellow Pages and The Jewish Master Guide (also known as the Kosher Yellow Pages), to DAG-Jewish Directories, Inc., a buying entity that was established by a group of sales agencies’ owners and a few of our employees. The assets were sold for (i) $291,667 paid in cash at the closing; (ii) the delivery of a promissory note in the amount of $613,333 (which includes interest payments in the rate of 5% per annum) which will be paid in 24 consecutive monthly installments of $25,556 and (iii) the Buyer’s assumption of liabilities relating to the Jewish directories business in the amount of approximately $3,047,000. The Company recorded a loss on the sale of the Directories amounting to $158,585 for the three month ended March 31, 2006 which includes legal, accounting, printing fees and other professional fees.

Liquidity and Capital Resources

          At March 31, 2006, we had cash and cash equivalents, marketable securities and short terms investments of $7,070,000 and working capital from continuing operations of $6,989,000 as compared to cash and cash equivalents, marketable securities and short terms investments of $8,736,000 and working capital from continuing operations of $8,528,000 at March 31, 2005. The decrease in cash and cash equivalents and marketable securities primarily reflects the dividend payment of $311,846 on both April 5, 2005 and July 5, 2005, $312,246 on October 5, 2005 and on January 5, 2006 of $ 314,246, as well as tax related payments. The decrease in working capital is primarily attributable to the decreased cash and cash equivalents balance, as well as decreased current liabilities, especially due to the dividend liability of $311,846 as of March 31, 2005, due to be paid at the beginning of the second quarter of 2005.

          Net cash used in operating activities was $141,000 for the three months ended March 31, 2006 compared to net cash used in operating activities of $216,000 for March 31, 2005. The decrease in net cash used in operating activities primarily reflects the increase in assets and liabilities from discontinued operations, offset by increase in net loss.

          Net cash used in investing activities was $429,000 for the three months ended March 31, 2006 compared to net cash used in investing activities of $1,595,000 for the comparable period in 2005. Net cash used in investing activities was primarily the result of our sale and purchases of marketable securities and a change in our investment positions.

          Net cash used in financing activities was $314,000 for the three months ended March 31, 2006 compared to net cash used in financing activities of $838,000 for the comparable period in 2005. The net cash used in financing activities for the three months ended March 31, 2006 was due to the dividend paid to the Company’s shareholders on January 5, 2006. The net cash used in financing activities for the three months ended March 31, 2005 was due to the dividend paid to the Company’s shareholders on January 5, 2005, offset by the proceeds received from the exercise of stock options and the issuance of common shares, respectively.

          We have not entered into any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

          We anticipate that our current cash balances together with our cash flows from operations will be sufficient to fund the maintenance of our web sites as well as increases in our marketing and promotional activities for the next 12 months. However, we expect our working capital requirements to increase over the next 12 months as we continue to strive for growth.

Changes to Critical Accounting Policies and Estimates

Stock Option Compensation

          Effective January 1, 2006, the company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”) which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). FAS 123(R) supersedes the company’s previous accounting under Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” for periods beginning fiscal 2006. The Company accounts for equity instruments issued to non employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, or in Conjunction With Selling Goods or Services”. All transactions with non employees, in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The Company adopted SFAS 123(R) using the modified prospective transition method, under this transition method, compensation cost in 2006 includes cost for options granted prior to but not vested as of December 31, 2005,and options vested in 2006. Therefore results for prior periods have not been restated. Share based compensation expense recognized under SFAS123(R) for the three months ended March 31, 2006 was $33,448 and $13,379 of gross income tax benefits related to the Company’s stock option. There was no shared based compensation expense related to the employee stock options during the three months ended March 31, 2005.

          Our critical accounting polices and estimates are set forth in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

Forward Looking Statements

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

          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2006, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within our organization, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

          No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.

                    On February 24, 2004 the Jewish Sephardic YellowPages Ltd. (the “Plaintiff”) filed a claim against the Company in the U.S. District Court for the Eastern District of New York, challenging the Company’s ownership of its federally registered trademark “Kosher Yellow Pages” and seeking declaratory judgment, injunctive relief and compensatory and punitive monetary damages against the Company in connection with the Company’s use of the trademark. The Company filed an answer on April 7, 2004 vigorously denying plaintiff’s claims and asserting that there is no basis for liability. The Company has also asserted a counterclaim and third party complaint against Plaintiff and the Plaintiff’s owner in which it seeks a declaratory judgment that the Company is the rightful owner of the mark “the Kosher Yellow Pages”, and seeking injunctive relief, compensatory and punitive monetary damages and other relief against the continuing, unauthorized use of this trademark by the Plaintiff. On April 5, 2005, the Company filed a motion for summary judgment. As of April 20, 2006, the motion is still pending.

                    In January 2001, Flexible Business Systems, Inc. commenced an action against DAG Media, Inc. and Dapey Assaf, Ltd., in the Supreme Court of the State of New York, County of Suffolk for breach of contract, seeking compensation for unpaid invoices pursuant to a written agreement for computer software. DAG Media defended the complaint claiming there was no valid contract between the parties as the software program did not comport to DAG Media’s needs. Following a trial, on January 26, 2006, we received a Notice of Entry, finding in favor of Flexible Business Systems and awarding them the sum of $38,553.94 plus interest from January 19, 2001. We filed a Notice of Appeal from the Notice of Entry, and we intend to appeal the decision. In April 2006, while the appeal is pending, plaintiff levied our bank account for the sum of $58,926.54, which sum was ultimately drawn from our bank account in satisfaction of the judgment.

Item 4.	Submission of Matters to a Vote of Security Holders

On April 18, 2006, we held a special meeting of shareholders.

There were present at the special meeting in person or by proxy 1,853,557 shares of our common stock out of a total of 3,142,460 shares of our common stock outstanding and entitled to vote at the annual meeting. At the special meeting we requested that our shareholders approve the sale of our Jewish Directories business to DAG Jewish Directories, Inc.

The results of the vote of the shareholders taken at the special meeting by ballot for the proposed sale of our Jewish directories business to DAG-Jewish Directories, Inc. were as follows:

For	Against	Abstain	Broker Non-Votes

1,836,555	11,334	5,688	0

Item 6.	EXHIBITS

Exhibit No.	Description

10.1	Asset Purchase Agreement by and between DAG Media, Inc. and DAG- Jewish Directories, Inc. (1)

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification as required under section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification as required under section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filled as an Exhibit to the Form 8-K filed on February 10, 2006.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAG Media, Inc. (Registrant)

Date: May 15, 2006	By: /s/ Assaf Ran

Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2006	By: /s/ Inbar Evron-Yogev

Inbar Evron-Yogev, Chief Financial Officer
(Principal Financial and Accounting Officer)