Form 10QSB
period 2006-06-30
DAG MEDIA INC
filed 2006-08-14
CIK 1080340

UNITED STATE
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2006

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 000-25991

DAG MEDIA, INC.

(Exact name of small business issuer as specified in its charter)

New York	11-3474831
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

192 Lexington Avenue New York, NY	10016
(Address of principal executive offices)	(Zip Code)

(212) 489-6800 (Issuer’s telephone number, including area code)

          Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Check whether the issuer (1) is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of August 14, 2006:

Class	Number of Shares

Common Stock, $.001 par value	3,186,460

Transitional Small Business Disclosure Format	Yes ☐ No ☒

DAG MEDIA, INC.
TABLE OF CONTENTS

(i)

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

DAG MEDIA, INC.
CONSOLIDATED BALANCE SHEET
(unaudited)

June 30, 2006

Assets
Current assets:
Cash and cash equivalents	$3,788,809
Marketable securities	2,205,739
Short term investment – insurance annuity contract – at fair value	1,100,017

Total cash and cash equivalents, marketable securities and short term investment	7,094,565

Other current assets	74,565
Due from purchasers	350,548

Total current assets	7,519,678

Property and equipment, net	5,588
Capitalized web development costs	125,602
Other assets	164,945
Due from purchasers	604,426

Total assets	$8,420,239

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$131,758
Deferred subscription revenue	1,849
Income tax payable	361,371
Deferred gain from the sale of Jewish Directories	267,362
Current liabilities of discontinued operations	35,000

Total current liabilities	797,340

Long term liabilities:
Deferred gain from the sale of Jewish Directories	$604,426

Commitments and contingencies

Shareholders’ equity:
Preferred shares - $ .01 par value; 5,000,000 shares authorized; no shares issued	—
Common shares - $ .001 par value; 25,000,000 authorized; 3,235,190 issued and 3,166,460 outstanding	3,235
Additional paid-in capital	8,838,135
Treasury stock, at cost- 68,730 shares	(231,113)
Deferred compensation	(15,249)
Accumulated other comprehensive loss	(234,631)
Accumulated deficit	(1,341,904)

Total shareholders’ equity	7,018,473

Total liabilities and shareholders’ equity	$8,420,239

The accompanying notes are an integral part of these financial statements.

DAG MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Operating costs and expenses:
Web development costs	$112,994	$—	$112,994	$—
Marketing expenses	15,529	—	15,529	—
General and administrative expenses	171,681	172,090	378,514	331,008

Total operating costs and expenses	300,204	172,090	507,037	331,008

Loss from operations	(300,204)	(172,090)	(507,037)	(331,008)

Other income	92,368	252,936	49,739	225,501

(Loss) income from continuing operations before benefit for income taxes	(207,836)	80,846	(457,298)	(105,507)

Discontinued operations:
Gain on the sale of discontinued operations	766,385	—	607,800	—
Loss from discontinued operations	(113,973)	(97,260)	(75,129)	(96,912)

Income (loss) from discontinued operations	652,412	(97,260)	532,671	(96,912)

Net income (loss)	$444,576	$(16,414)	$75,373	$(202,419)

Basic and diluted net gain (loss) per common share outstanding:
Continuing operations	$(0.07)	$0.03	$(0.15)	$(0.04)
Discontinued operations	0.21	(0.04)	0.17	(0.03)

Total net gain (loss) per common share – basic and diluted	$0.14	$(0.01)	$0.02	$(0.07)

Weighted average number of common shares outstanding - basic and diluted	3,157,405	3,118,460	3,149,973	3,112,731

The accompanying notes are an integral part of these financial statements.

DAG MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$75,373	$(202,419)
Adjustment to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,602	7,428
Amortization of deferred compensation and non cash compensation	166,374	19,220
Gain on the sale of Jewish Directories	(426,107)	—
Tax benefit for stock options	—	15,940
Realized loss (gain) on sale of marketable securities	70,861	(101,073)
Gain on the sale of fixed assets	(14,232)	—
Changes in operating assets and liabilities:
Other current assets	(58,563)	(16,367)
Due from purchasers	(58,881)	—
Accounts payable and accrued expenses	85,479	(57,474)
Deferred subscriptions revenues	1,849	—
Assets and liabilities of discontinued operations	(104,249)	(193,487)

Net cash used in operating activities	(255,494)	(528,232)

Cash flows from investing activities:
Proceeds from sale of marketable securities	2,541,023	12,728,736
Investment in marketable securities	(2,558,739)	(10,780,895)
Investment in convertible loan	(25,000)	—
Purchase of fixed assets	(5,588)	—
Proceeds from sale of fixed assets	9,213	—
Cash received on sale of Jewish Directories, net of expenses	181,693	—
Assets of discontinued operations	—	(6,072)

Net cash provided by investing activities	142,602	1,941,769

Cash flows from financing activities:
Dividend paid ($0.4 per share)	(314,246)	(1,490,982)
Proceeds from exercise of stock options	5,520	29,220

Net cash used in financing activities	(308,726)	(1,461,762)

Net decrease in cash	(421,618)	(48,225)
Cash and cash equivalents, beginning of period	4,210,427	3,547,742

Cash and cash equivalents, end of period	$3,788,809	$3,499,517

Supplemental Cash Flow Information:
Capitalized software acquired through issuance of stock	$37,920	—

Common stock issued for services performed	$45,000	—

Non cash proceeds from the sale of fixed assets	$33,080	—

The accompanying notes are an integral part of these financial statements.

DAG MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

1.	THE COMPANY

          The accompanying unaudited consolidated financial statements of DAG Media, Inc. ( referred to herein as “DAG” “we”, “us” “our” or the “company”) included herein have been prepared by us in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2005 and the notes thereto included in our 10-KSB. Results of consolidated operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year. All material intercompany accounts and transactions have been eliminated.

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

          On December 5, 2005, following the execution of a web-site development and services agreement signed between us, and Ocean-7 Development, Inc. (“Ocean-7”), a company experienced in Internet and software development, we announced the formation of DAG Interactive, Inc., a subsidiary of DAG Media, Inc., through which we operate our new Internet business, nextyellow.com. The objective of DAG Interactive, Inc. is to introduce our unique and innovative software solution to the online Yellow Pages industry. DAG Interactive, Inc.’s new business, nextyellow.com, utilizes a new, patent pending application which facilitates highly accurate and instant automated matching between consumers’ needs and businesses’ capabilities. To utilize this application, a customer visits our website and describes, as necessary, a certain need that the customer has for goods or services. Upon completing this description, our application characterizes the consumers’ requests by geographic location as well as by a DAG Interactive-developed category index and ultimately locates a businesses or vendors which provide the sought after services or goods, and automatically matches those businesses or vendors with the customer’s request. Upon completing the match, an automated message is sent from our system to those matching businesses or vendors who are ultimately responsible for following up on the lead and contacting the customer. In simplistic terms, businesses, service providers and retailers register and receive leads for prospective customers in their geographic coverage area and categories for a monthly fee and generate business in response to inquiries submitted by customers who visit our website.

          We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the fee is fixed or determinable and collectibility of the selling price is reasonably assured. Subscription revenues are recognized ratably, as earned, over the subscription period.

          Deferred revenues represent amounts collected from, or invoiced to, customers in excess of revenues earned. This results primarily from the billing of customers for listing subscriptions in advance of amounts earned. The value of deferred revenue will increase or decrease based on the timing of invoices and recognition of subscription revenues.

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

2.	RECENT TECHNICAL ACCOUNTING PRONOUNCEMENTS

          In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No.48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS Statement No. 109, ACCOUNTING FOR INCOME TAXES. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Company beginning January 1, 2007. The Company has not yet evaluated the effect FIN 48 will have on its financial statements and related disclosures.

          Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s financials statements.

3.	COMMITMENT AND CONTINGENCES

          On June 12, 2006, we entered into a new Lease Agreement dated as of June 9, 2006 (the “Agreement”). In accordance with the Agreement, we will lease the Premises for a term of 5 years commencing July 1, 2006 and ending on June 30, 2011. The basic annual rent for each year of the term of the Lease is as follows:

• July 1, 2006- June 30, 2007	$62,980.00 ($5,248.33 per month)
• July 1, 2007- June 30, 2008	$64,672.00 ($5,389.33 per month)
• July 1, 2008- June 30, 2009	$66,414.73 ($5,534.56 per month)
• July 1, 2009- June 30, 2010	$68,209.80 ($5,684.15 per month)
• July 1, 2010- June 30, 2011	$70,058.70 ($5,838.23 per month).

          These annual rental rates include $6,580 per annum for electric pursuant to the provisions of Article 37 of the Lease.

4.	EARNINGS PER SHARE OF COMMON STOCK

          We have applied SFAS No. 128, “Earnings Per Share” in its calculation and presentation of earnings per share - “basic” and “diluted”. Basic earnings per share are computed by dividing income available to common shareholders (the numerator) by the weighted average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. For the six month periods ended June 30, 2006 and June 30, 2005, potential dilutive common shares have not been included in the calculation of diluted earnings per share since the effect would be anti-dilutive for all periods presented.

          The numerator in calculating both basic and diluted earnings per common share for each period is the reported net income. The denominator is based on the following weighted average number of common shares:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Basic	3,157,405	3,118,460	3,149,973	3,112,731
Incremental shares for assumed conversion of options	—	—	—	—

Diluted	3,157,405	3,118,460	3,149,973	3,112,731

          584,500 stock options were not included in the diluted earnings per share calculation for the three and six month periods ended June 30, 2006, as there is a net loss from continuing operations and 470,000 stock options were not included in the diluted earnings per share calculation for the three and six month period ended June 30, 2005, as there effect would have been anti-dilutive.

5.	STOCK – BASED COMPENSATION

          Effective January 1, 2006, the company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”) which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. The cost will be recognized over the service period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). SFAS 123(R) supersedes the company’s previous accounting under Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” for periods beginning in fiscal 2006. We account for equity instruments issued to non employees in accordance with the provisions of SFAS No. 123(R) and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, or in Conjunction With Selling Goods or Services”. All transactions with non employees, in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more appropriatly measurable.

          We adopted SFAS 123(R) using the modified prospective transition method, under this transition method, compensation cost in 2006 includes cost for options granted prior to but not vested as of December 31, 2005, and vested in 2006 as well as, all awards granted after adoption. Therefore, results for prior periods have not been restated. Share based compensation expense recognized under SFAS 123(R) for the three months ended June 30, 2006 were $45,579 and share based compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2006 were $79,027. There was no share based compensation expense related to the employee stock options during the six and three months ended June 30, 2005.

          The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123(R) to stock based compensation to employees:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net loss, as reported	$(16,414)	$(202,419)
Less: Total stock based employee compensation expenses determined under fair value based method for all awards	(32,302)	(69,605)

Net loss, pro forma	$(48,716)	$(272,024)
Basic and diluted loss per share, as reported	$(0.01)	$(0.06)
Basic and diluted loss per share, pro forma	$(0.02)	$(0.09)

          The exercise price of options granted under the Plan may not be less than the fair market value on the date of grant. The options may vest over a period not to exceed ten years. Stock options under the Plan may be awarded to officers, key-employees, consultants and non-employee directors of the Company. Under the Plan, every non-employee director of the Company is granted 7,000 options upon first taking office, and then 7,000 upon each additional year in office. The objectives of the Plan include attracting and retaining key personnel, providing for additional performance incentives and promoting the success of the Company by increasing the efforts of such officers, employees, consultants and directors. The Plan is the only plan that the Company has adopted with stock options available for grant.

          The fair value of each option is estimated on the date of grant using Black-Scholes option-pricing model with the following weighted-average share assumptions used for grants in 2006 and 2005, respectively: (1) expected life of 5 years; (2) $0.40 cents per share annual dividends yield; (3) expected volatility 70%; (4) risk free interest rate of 4.7% to 5%.

The following summarizes stock option activity for 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2005	504,000	2.83

Granted	162,000	2.36
Exercised	(4,000)	1.38
Forfeited	(77,500)	1.87
Outstanding at June 30, 2006	584,500	2.84	3.25	772,693

Vested and exercisable at June 30, 2006	351,900	2.87	2.82	440,578

The weighted-average fair value of each option granted during the six month periods ended June 30, 2006 and 2005, estimated as of the grant date using the Black-Scholes option valuation model, was $1.13 per option and $1.45 per option, respectively.

          A summary of the statues of the Company’s nonvested shares as of June 30, 2006, and changes during the three months ended June 30, 2006 is as presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Nonvested shares at December 31, 2005	182,600	3.17	3.90

Granted	162,000	2.36	4.41
Vested	(105,500)	3.55	2.62
Forfeited	(7,500)	3.75	0.5
Nonvested shares at June 30, 2006	232,600	2.78	4.00

          As of June 30, 2006, there was $205,060 of unrecognized compensation cost related to non-vested stock option, which is expected to be recognized over a remaining weighted-average vesting period of 4.31 years.

6.	WEB DEVELOPMENT COSTS

          On December 5, 2005, following the execution of a web-site development and services agreement signed between us and Ocean-7, a software development and Internet company, we agreed to issue a total of 60,000 shares of our common stock. Ocean-7 is a related party in that its majority shareholder is on our board of directors. The shares will be issued in three equal installments of 20,000 shares each, pursuant to a three tier schedule, as provided in the agreement. The first 20,000 shares were issued upon the execution of the agreement and valued at $2.37 per share, or $47,400, which was our market price at the date of the grant. On May 2, 2006 an additional 20,000 shares were issued 10 days following the delivery of an internal 80% functional beta site and valued at $2.25 per share, or $45,000, which was our market price at the date of the grant. The remaining 20,000 shares were issued on July 31, 2006 following production release of the website, which were valued at $1.78 per share, or $35,600, which was our market price at the date of the grant. In addition to the issuance of shares, we granted Ocean-7 an option to purchase 75,000 shares of our common stock under our stock option plan, to be vested annually over three years. Both the shares and the options are restricted pursuant to Rule 144 promulgated under the Securities Act of 1933. Because at the time these shares and options were granted, the service had not yet been performed by Ocean-7 under the agreement, the value of the shares issued were accounted for under EITF 00-2, “Accounting for Web Site Development Costs”. During the three and six months ended June 30, 2006, we capitalized $97,454 and $125,602, respectively, related to the services performed by Ocean-7 during the period. The value of the options will be accounted for under EITF 96-18 “Accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services.”

7.	SIGNIFICANT EVENTS

          On February 6, 2006, subject to certain conditions we entered into an asset purchase agreement to sell the assets and liabilities of our two Jewish directories, The Jewish Israeli Yellow Pages and The Jewish Master Guide, also known as the Kosher Yellow Pages (the “Directories”), to DAG-Jewish Directories, Inc., a buying entity that was established by a group of sales agencies’ owners and a few of our employees.

The assets were sold for (i) $291,667 paid in cash at the closing; (ii) the delivery of a promissory note with payment totaling $613,333 (which includes interest payments in the rate of 5% per annum) which will be paid in 24 consecutive monthly installments of $25,556 and (iii) the Buyer’s assumption of liabilities relating to the Jewish directories business in the amount of approximately $3,197,000. We recorded a gain on the sale of the Directories amounting to $607,800 which is net of $361, 371 which consist of certain liabilities assumed by the buyers and approximately $160,000 for legal fee and other professional fees. The actual closing of the sale was held on April 20, 2006. The remaining $510,417 of the purchase price which bearing interest at 5% per annum will be recognized as a gain upon cash receipt or when there is no significant uncertainty about realization of the amount receivable. We determined that this transaction does not create a variable interest entity requiring consolidation under FIN 46R.

          Accordingly, we have reflected the sale of the Directories as a discontinued operation in the accompanying financial statements. As a result, revenues, publishing costs, and related expenses have been reclassified in the statement of operations and are shown separately as a net amount under the caption loss from discontinued operation for all periods presented. Accordingly, we recorded a loss from discontinued operation totaling $113,973 and $97,260 for the three-month periods ended June 30, 2006 and 2005, respectively, and a loss from discontinued operations totaling $75,129 and $96,912 for the six-month periods ended June 30, 2006 and 2005, respectively. Net revenue from the discontinued operations was $(9,896) (consists of credit issued to customers) and $713,487, for the three-month periods ended June 30, 2006 and 2005, respectively and net revenue from the discontinued operations was $1,370,242 and $2,393,561, for the six-month periods ended June 30, 2006 and 2005, respectively.

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

          On December 5, 2005, following the execution of a web-site development and services agreement signed between us, and Ocean-7 Development, Inc., a company experienced in Internet and software development, we announced the formation of DAG Interactive, Inc., a subsidiary of DAG Media, Inc., through which we operate our new Internet business, nextyellow.com. The objective of DAG Interactive, Inc. is to introduce our unique and innovative software solution to the online Yellow Pages industry. DAG Interactive, Inc.’s new business, nextyellow.com, utilizes a new, patent pending application which facilitates highly accurate and instant automated matching between consumers’ needs and businesses’ capabilities. To utilize this application, a customer visits our website and describes, as necessary, a certain need that the customer has for goods or services. Upon completing this description, our application characterizes the consumers’ requests by geographic location as well as by a DAG Interactive-developed category index and ultimately locates a businesses or vendors which provide the sought after services or goods, and automatically matches those businesses or vendors with the customer’s request. Upon completing the match, an automated message is sent from our system to those matching businesses or vendors who are ultimately responsible for following up on the lead and contacting the customer. In simplistic terms, businesses, service providers and retailers register and receive leads for prospective customers in their geographic coverage area and categories for a monthly fee and generate business in response to inquiries submitted by customers who visit our website.

          The application, which covers the typical Yellow Pages index and more, transforms the old-fashioned “Let your fingers do the walking” way of thinking into a new paradigm: “Let the business do the walking” (a trademark of DAG Interactive), where businesses contact customers in response to customers’ inquiries.

          On February 6, 2006, we entered into an Asset Purchase Agreement to sell the assets and liabilities of our two Jewish directories, The Jewish Israeli Yellow Pages and The Jewish Master Guide (also known as the Kosher Yellow Pages), to DAG-Jewish Directories, Inc., a buying entity that was established by a group of sales agencies’ owners and a few of our employees. The assets were sold for (i) $291,667 to be paid in cash at the closing; (ii) the delivery of a promissory note in the amount of $613,333 (which includes interest payments in the rate of 5% per annum) which will be paid in 24 consecutive monthly installments of $25,556 and (iii) DAG-Jewish Directories, Inc.’s assumption of liabilities relating to the Jewish directories business in the amount of $3,197,000. A definitive Asset Purchase Agreement, also referred to herein as the Asset Purchase Agreement, was executed on February 6, 2006. We hired a prominent investment banker to conduct a valuation analysis and to provide a fairness opinion regarding the value of the directories to our shareholders.

          The consummation of the sale was contingent upon several closing conditions, including our receipt of both shareholder approval and a fairness opinion. As of April 18, 2006, all the conditions were accomplished, and on April 20, 2006 the sale of Jewish directories business was completed.

          The Asset Purchase Agreement contains normal and customary representations, warranties and covenants. The Asset Purchase Agreement provides, under certain circumstances, for the company and DAG-Jewish Directories, Inc. to indemnify each other for breaches of our respective representations, warranties and covenants. In addition, and as provided by the Asset Purchase Agreement some transition services agreements were signed by and between our company, Assaf Ran, our President and Chief Executive Officer, and DAG-Jewish Directories, Inc. in order to assist in the transition for both companies. Under the various transition services agreements, our company and Mr. Ran have already provided legal, accounting as well as consulting services to executive management, and DAG-Jewish Directories, Inc. has provided referral services to us as well as two month of sublease of the offices to us.

          As we begin the operation of nextyellow.com through DAG Interactive, Inc., we will seek to acquire a new potentially larger and more profitable business, more suitable for operation in a publicly traded company that is synergistic with nextyellow.com. However we cannot assure you that we will acquire a business in this sector and we may use our available case for other viable acquisitions. We believe that the sale of our Jewish directories business, the commencement of nextyellow.com operation and the acquisition of a new business more suitable for operation in a public company are the best ways to enhance shareholder value and optimize asset growth.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Web Development costs

          Web development costs for the three months ended June 30, 2006 were $113,000 compared to $0 for the same period in 2005. These costs are attributable to nextyellow.com web development expenses.

Marketing Expenses

          Marketing Expenses for the three months ended June 30, 2006 were $16,000 compared to $0 for the same period in 2005. This increase is primarily attributable to the beginning of the operation of nextyellow.com. We expect marketing expenses to increase as a result of the growth related to the operation of nextyellow.com.

General and Administrative Expenses

          General and administrative expenses for the three months ended June 30, 2006 were $172,000 compared to $172,000 for the same period in 2005. Although the amounts are the same, the primary differences in the accounts is an increase in compensation expenses of $46,000 relating to the adoption of SFAS 123(R) effective January 1, 2006, offset by a decrease in legals fee of $41,000 mainly due to replacing our legal consultants. We expect general and administrative expenses to increase as a result of the growth related to the operation of nextyellow.com.

Other Income (loss)

          For the three month period ended June 30, 2006, we had other income consisting of dividends, interest and realized gains of $92,000 compared to other income of $253,000 for the three month period ended June 30, 2005. The decrease is attributable primarily to the fluctuation in performance of our portfolio and marketable securities.

Discontinued Operations

          On April 20, 2006, we completed the sale of our Jewish directories business, The Jewish Israeli Yellow Pages and The Jewish Master Guide (also known as the Kosher Yellow Pages), to DAG-Jewish Directories, Inc., a buying entity that was established by a group of sales agencies’ owners and a few of our employees. The assets were sold for (i) $291,667 paid in cash at the closing; (ii) the delivery of a promissory note with payment totaling $613,333 (which includes interest payments in the rate of 5% per annum) which will be paid in 24 consecutive monthly installments of $25,556 and (iii) DAG-Jewish Directories, Inc.’s assumption of liabilities relating to the Jewish directories business in the amount of approximately $3,197,000. We recorded a gain on the sale of the Jewish directories business totaled $766,000 in addition to a loss from operation of $114,000. Net gain from discontinued operations totaled $652,000 for the three months ended June 30, 2006.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Web Development costs

          Web development costs for the six months ended June 30, 2006 were $113,000 compared to $0 for the same period in 2005. These costs are attributable to nextyellow.com web development expenses.

Marketing Expenses

          Marketing expenses for the six months ended June 30, 2006 were $16,000 compared to $0 for the same period in 2005. This increase is primarily attributable to the beginning of the operation of nextyellow.com. We expect marketing expenses to increase as a result of the growth related to the operation of nextyellow.com.

General and Administrative Expenses

          General and administrative expenses for the six months ended June 30, 2006 were $379,000 compared to $331,000 for the same period in 2005, an increase of $48,000, or 14.5%. This increase is primarily attributable to an increase in compensation expenses of $79,000 relating to the adoption of SFAS 123(R) effective January 1, 2006, offset by a decrease in legal fees of $36,000, mainly due to the replacement of our legal consultants. We expect general and administrative expenses to increase as a result of the growth related to the operation of nextyellow.com.

Other Income

          For the six month period ended June 30, 2006, we had other income consisting of dividend, interest and realized gains of $50,000 compared to other income of $226,000 for the six month period ended June 30, 2005. The decrease is attributable primarily to the fluctuation in performance of our portfolio and marketable securities.

Discontinued Operations

          On April 20, 2006, we completed the sale of our Jewish directories business, The Jewish Israeli Yellow Pages and The Jewish Master Guide (also known as the Kosher Yellow Pages), to DAG-Jewish Directories, Inc., a buying entity that was established by a group of sales agencies’ owners and a few of our employees. The assets were sold for (i) $291,667 paid in cash at the closing; (ii) the delivery of a promissory note with payment totaling $613,333 (which includes interest payments in the rate of 5% per annum) which will be paid in 24 consecutive monthly installments of $25,556 and (iii) DAG-Jewish Directories, Inc.’s assumption of liabilities relating to the Jewish directories business in the amount of approximately $3,197,000. We recorded a gain on the sale of the Jewish directories business after direct related costs which includes legal, accounting, printing fees and other professional fees, totaled $608,000 in addition to a loss from operation of $75,000. Net gain from discontinued operations totaled $533,000 for the six months ended June 30, 2006.

          Liquidity and Capital Resources

          At June 30, 2006, we had cash and cash equivalents, marketable securities and short term investments of $7,095,000 and working capital of $6,722,000 as compared to cash and cash equivalents, marketable securities and short term investments of $7,400,000 and working capital of $7,018,000 at December 31, 2005. The decrease in cash and cash equivalents and marketable securities primarily reflects the dividend payments of $314,246 and increase in loss from operations, offset by cash received on sale of Jewish Directories, net of expense of $182,000. The decrease in working capital is attributable primarily to the decrease in cash and cash equivalents balance.

          Net cash used in operating activities was $255,000 for the six months ended June 30, 2006 compared to $676,000 for the year ended December 31, 2005. The decrease in net cash used in operating activities primarily reflects a net loss in the prior year and a net income in the current year and a decrease in realized gain from the sale of marketable securities offset by a gain from the sale of the Jewish Directories business.

          Net cash provided by investing activities was $143,000 for the six months ended June 30, 2006 compared to net cash provided by investing activities of $3,114,000 for the year ended December 31, 2005. Net cash provided by investing activities was primarily the result of our sales of marketable securities and a change in our investment strategy.

          Net cash used in financing activities for the six months ended June 30, 2006 was $309,000 compared to $1,769,000 for the year ended December 31, 2005. The decrease in net cash used in financing activities primarily reflects dividend payments of $1,803,000 and $314,000 respectively.

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

Changes to Critical Accounting Policies and Estimates

Stock Option Compensation

          Effective January 1, 2006, the company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”) which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). SFAS 123(R) supersedes the company’s previous accounting under Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” for periods beginning fiscal 2006. We account for equity instruments issued to non employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, or in Conjunction With Selling Goods or Services”. All transactions with non employees, in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

          We adopted SFAS 123(R) using the modified prospective transition method, under this transition method, compensation cost in 2006 includes cost for options granted prior to but not vested as of December 31, 2005, and vested in 2006. Therefore, results for prior periods have not been restated. Share based compensation expense recognized under SFAS 123(R) for the three ended June 30, 2006 were $45,579 and for the six months ended June 30, 2006 were $79,027. There was no share based compensation expense related to the employee stock options during the six and three months ended June 30, 2005.

Revenue Recognition

          We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the fee is fixed or determinable and collectibility of the selling price is reasonably assured. Subscription revenues are recognized ratably, as earned, over the subscription period.

          Deferred revenues represent amounts collected from, or invoiced to, customers in excess of revenues earned. This results primarily from the billing of customers for listing subscriptions in advance of amounts earned. The value of deferred revenue will increase or decrease based on the timing of invoices and recognition of subscription revenues.

          Our critical accounting polices and estimates are set forth in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

Forward Looking Statements

          This report contains forward-looking statements within the meaning section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the words “believe”, “expect”, “intend”, “estimate” and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial conditions and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements”), including but not limited to the following: (i) the successful consummation of the sale of our directories business; (ii) the success of our new business strategy; (iii) potential acquisitions; (iv) our limited operating history; (v) potential fluctuations in our quarterly operating results; (vi) challenges facing us relating to our growth; and (vii) our dependence on a limited number of suppliers. The accompanying information contained in this report, including the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, identifies important factors that could cause such differences. These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

ITEM 3.	CONTROLS AND PROCEDURES

          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2006, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within our organization, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

          No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II          OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

                      On February 24, 2004 the Jewish Sephardic YellowPages Ltd. (the “Plaintiff”) filed a claim against us in the U.S. District Court for the Eastern District of New York, challenging our ownership of our federally registered trademark “Kosher Yellow Pages” and seeking declaratory judgment, injunctive relief and compensatory and punitive monetary damages against us in connection with our use of the trademark. We filed an answer on April 7, 2004 vigorously denying plaintiff’s claims and asserting that there is no basis for liability. We have also asserted a counterclaim and third party complaint against Plaintiff and the Plaintiff’s owner in which we seek a declaratory judgment that we are the rightful owner of the mark “the Kosher Yellow Pages”, and seeking injunctive relief, compensatory and punitive monetary damages and other relief against the continuing, unauthorized use of our trademark by the Plaintiff. On April 5, 2005, we filed a motion for summary judgment. As of July 24, 2006, the motion is still pending.

                      In January 2001, Flexible Business Systems, Inc. commenced an action against DAG Media, Inc. and Dapey Assaf, Ltd., in the Supreme Court of the State of New York, County of Suffolk for breach of contract, seeking compensation for unpaid invoices pursuant to a written agreement for computer software. We defended the complaint claiming there was no valid contract between the parties as the software program did not comport to our needs. Following a trial, on January 26, 2006, we received a Notice of Entry, finding in favor of Flexible Business Systems and awarding them the sum of $38,553.94 plus interest from January 19, 2001. We filed a Notice of Appeal from the Notice of Entry, and we intend to appeal the decision. In April 2006, while the appeal is pending, plaintiff levied our bank account for the sum of $58,926.54, which sum was ultimately drawn from our bank account in satisfaction of the judgment.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Our annual meeting of shareholders was held on July 18, 2006.

(b)	The following is a list of all nominees for Director of our company who were elected at the annual meeting and whose term of office continued after the annual meeting:

Assaf Ran
Mark Alhadeff
Michael Jackson
Phillip Michals
Eran Goldshmid

(c)

There were present at the annual meeting in person or by proxy 3,115,720 shares of our common stock out of a total of 3,166,460 shares of our common stock issued and outstanding and entitled to vote at the annual meeting.

(d)	The results of the vote of the shareholders taken at the annual meeting by ballot and by proxy as solicited by us on behalf of the board of directors were as follows:

(i)	The results of the vote taken at the annual meeting for the election of the nominees for our board of directors were as follows:

NAME	VOTES FOR	VOTES WITHHELD

Assaf Ran	3,078,035 Shares	37,685 Shares
Phillip Michals	3,077,695 Shares	38,025 Shares
Eran Goldshmid	3,077,695 Shares	38,025 Shares
Michael Jackson	3,077,206 Shares	38,514 Shares
Mark Alhadeff	3,077,946 Shares	37,774 Shares

(ii)

A vote was taken on the proposal to amend our 1999 Stock Option Plan to increase the number of shares of common stock available for issuance from 854,000 to 1,004,000 shares. The results of the vote taken at the annual meeting with respect to such proposal were as follows:

For	Against	Abstain	Broker Non-Votes

1,627,738 shares	107,854 shares	1,500 shares	1,378,628 shares

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1	Lease Agreement by and between DAG Media, Inc. and Cres, Inc. for the premises located at 192 Lexington Avenue, New York, New York 10016. (Filed herewith)

16.1	Letter from Goldstein Golub Kessler LLP, dated July 11, 2006 to the Securities and Exchange Commission (1).

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1	Chief Executive Officer Certification as required under section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

32.2	Chief Financial Officer Certification as required under section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

(1)	Previously filled as an Exhibit to the Form 8-K filed on July 11, 2006.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAG Media, Inc. (Registrant)

Date: August 14, 2006	By:	/s/ Assaf Ran

Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2006	By:	/s/ Inbar Evron-Yogev

Inbar Evron-Yogev, Chief Financial Officer
(Principal Financial and Accounting Officer)