Form 10QSB
period 2006-09-30
DAG MEDIA INC
filed 2006-11-07
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

|X| Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2006

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

Check whether the issuer (1) is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |_|         No |X|

State the number of shares outstanding of each of the issuer’s classes of common stock, as of November 7, 2006:

Class	Number of Shares
Common Stock, $.001 par value	3,236,460

Transitional Small Business Disclosure Format	Yes |_| No |X|

(i)

PART I.      FINANCIAL INFORMATION

ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS

DAG MEDIA, INC.

CONSOLIDATED BALANCE SHEET

(unaudited)

Assets	September 30, 2006

Current assets:
Cash and cash equivalents	$3,707,098
Marketable securities	2,221,549
Short term investment – insurance annuity contract – at fair value	1,108,154

Total cash and cash equivalents, marketable securities and short term investment	7,036,801

Other current assets	60,202
Due from purchasers- current portion	350,548

Total current assets	7,447,551

Property and equipment, net	17,606
Capitalized web development costs	135,695
Other assets	142,515
Due from purchasers- non current portion	531,510

Total assets	$8,274,877

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$94,324
Deferred subscription revenue	906
Income tax payable	341,680
Deferred gain from the sale of Jewish Directories- current portion	267,362
Current liabilities of discontinued operations	35,000

Total current liabilities	739,272

Long term liabilities:
Deferred gain from the sale of Jewish Directories- non current portion	$531,510

Commitments and contingencies

Shareholders’ equity:
Preferred shares - $ .01 par value; 5,000,000 shares authorized; no shares issued	—
Common shares - $ .001 par value; 25,000,000 authorized; 3,255,190 issued and 3,186,460 outstanding	3,255
Additional paid-in capital	8,904,939
Treasury stock, at cost- 68,730 shares	(231,113)
Accumulated other comprehensive loss	(214,139)
Accumulated deficit	(1,458,847)

Total shareholders’ equity	7,004,095

Total liabilities and shareholders’ equity	$8,274,877

The accompanying notes are an integral part of these consolidated financial statements.

DAG MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Subscription revenues, net	$7,821	$—	$7,821	$—
Operating costs and expenses:
Web development costs	12,336	—	125,330	—
Marketing expenses	41,303	—	56,832	—
General and administrative expenses	205,647	162,814	584,161	493,822

Total operating costs and expenses	259,286	162,814	766,323	493,822

Loss from operations	(251,465)	(162,814)	(758,502)	(493,822)

Other income	61,603	105,048	111,342	330,549

(Loss) income from continuing operations before benefit for income taxes	(189,862)	(57,766)	(647,160)	(163,273)

Discontinued operations:
Gain (loss) on the sale of discontinued operations	72,918	(55,000)	680,718	(55,000)
Gain(loss) from discontinued operations	—	16,596	(75,129)	(80,316)

Income (loss) from discontinued operations	72,918	(38,404)	605,589	(135,316)

Net loss	$(116,944)	$(96,170)	$(41,571)	$(298,589)

Basic and diluted net gain (loss) per common share outstanding:
Continuing operations	$(0.06)	$(0.02)	$(0.20)	$(0.06)
Discontinued operations	0.02	(0.01)	0.19	(0.04)

Total net loss per common share - basic and diluted	$(0.04)	$(0.03)	$(0.01)	$(0.10)

Weighted average number of common shares outstanding - basic and diluted	3,179,721	3,119,764	3,156,423	3,115,101

The accompanying notes are an integral part of these consolidated financial statements.

DAG MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(41,571)	$(298,589)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	20,061	11,142
Amortization of deferred compensation and non cash compensation	257,928	28,829
Gain on the sale of Jewish Directories	(426,107)	—
Realized loss (gain) on sale of marketable securities	70,861	(169,277)
Gain on the sale of fixed assets	(14,232)	—
Changes in operating assets and liabilities:
Other current assets	(55,556)	(11,817)
Due from purchasers	(58,881)	—
Accounts payable and accrued expenses	48,046	(58,426)
Income tax payable	(25,652)	—
Deferred subscriptions revenues	906	—
Assets and liabilities of discontinued operations	(146,900)	(110,037)

Net cash used in operating activities	(371,097)	(608,175)

Cash flows from investing activities:
Proceeds from sale of marketable securities	2,541,023	14,412,975
Investment in marketable securities	(2,562,194)	(13,413,188)
Investment in convertible loan	(25,000)	—
Purchase of fixed assets	(18,729)	—
Proceeds from sale of fixed assets	9,213	—
Capitalized web development costs	(22,429)	—
Cash received on sale of Jewish Directories, net of expenses	254,610	—
Assets of discontinued operations	—	(6,072)

Net cash provided by investing activities	176,494	993,715

Cash flows from financing activities:
Dividend paid	(314,246)	(1,490,982)
Proceeds from exercise of stock options	5,520	34,420

Net cash used in financing activities	(308,726)	(1,456,562)

Net decrease in cash	(503,329)	(1,071,022)
Cash and cash equivalents, beginning of period	4,210,427	3,547,742

Cash and cash equivalents, end of period	$3,707,098	$2,476,720

Supplemental Cash Flow Information:
Dividend declared but not yet paid	—	$312,246

Taxes paid during the period	$25,535	$169,268

Capitalized software acquired through issuance of stock and grant of option	$125,602	—

Common stock issued for services performed	$80,600	—

Non cash proceeds from the sale of fixed assets	$33,080	—

The accompanying notes are an integral part of these consolidated financial statements.

DAG MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

1.	THE COMPANY

The accompanying unaudited consolidated financial statements of DAG Media, Inc. ( referred to herein as “DAG” “we”, “us” “our” or the “company”) included herein have been prepared by us in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2005 and the notes thereto included in our 10-KSB. Results of consolidated operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year. All material intercompany accounts and transactions have been eliminated.

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

As a result of our recent acquisition of 80% of the outstanding common stock of Shopila Corporation (“Shopila”), a Delaware corporation, as described below, and the formation of our subsidiary DAG Interactive, Inc. in 2005, as described below, we currently own a majority interest in these two subsidiaries. Aside from these two subsidiaries, we have do not have any other subsidiaries.

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

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the fee is fixed or determinable and collectibility of the selling price is reasonably assured. Subscription revenues are recognized, as earned, upon completion of the subscription period.

Deferred revenues represent amounts collected from, or invoiced to, customers in excess of revenues earned. This result primarily from the billing of customers for listing subscriptions in advance of amounts earned. The amount of deferred revenue will increase or decrease based on the timing of invoices and recognition of subscription revenues.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No.48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS Statement No. 109, ACCOUNTING FOR INCOME TAXES. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Company beginning January 1, 2007. The Company has not yet evaluated the effect FIN 48 will have on its financial statements and related disclosures.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows

Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s financials statements.

3.	COMMITMENT AND CONTINGENCES

On June 12, 2006, we entered into a new Lease Agreement dated as of June 9, 2006 (the “Agreement”). In accordance with the Agreement, we are leasing the Premises for a term of 5 years commencing July 1, 2006 and ending on June 30, 2011. The basic annual rent for each year of the term of the Lease is as follows:

•July 1, 2006- June 30, 2007	$62,980.00 ($5,248.33 per month)
•July 1, 2007- June 30, 2008	$64,672.00 ($5,389.33 per month)
•July 1, 2008- June 30, 2009	$66,414.73 ($5,534.56 per month)
•July 1, 2009- June 30, 2010	$68,209.80 ($5,684.15 per month)
•July 1, 2010- June 30, 2011	$70,058.70 ($5,838.23 per month).

4.	EARNINGS PER SHARE OF COMMON STOCK

We have applied SFAS No. 128, “Earnings Per Share” in its calculation and presentation of earnings per share - “basic” and “diluted”. Basic earnings per share are computed by dividing income available to common shareholders (the numerator) by the weighted average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. For the nine month periods ended September 30, 2006 and September 30, 2005, potential dilutive common shares have not been included in the calculation of diluted earnings per share since the effect would be anti-dilutive for all periods presented.

The numerator in calculating both basic and diluted earnings per common share for each period is the reported net income. The denominator is based on the following weighted average number of common shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic	3,179,721	3,119,764	3,156,423	3,115,101
Incremental shares for assumed conversion of options	—	—	—	—

Diluted	3,179,721	3,119,764	3,156,423	3,115,101

528,000 stock options were not included in the diluted earnings per share calculation for the three and nine month periods ended September 30, 2006, as there is a net loss from continuing operations and 445,000 stock options were not included in the diluted earnings per share calculation for the three and nine month period ended September 30, 2005, as there effect would have been anti-dilutive.

5.	STOCK – BASED COMPENSATION

Effective January 1, 2006, the company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”) which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. The cost will be recognized over the service period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). SFAS 123(R) supersedes the company’s previous accounting under Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” for periods which began in fiscal 2006. We account for equity instruments issued to non employees in accordance with the provisions of SFAS No. 123(R) and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, or in Conjunction With Selling Goods or Services”. All transactions with non employees, in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more appropriately measurable.

We adopted SFAS 123(R) using the modified prospective transition method, under this transition method, compensation cost in 2006 includes cost for options granted prior to but not vested as of December 31, 2005, and vested in 2006 as well as, all awards granted after adoption. Therefore, results for prior periods have not been restated. Share based compensation expense recognized under SFAS 123(R) for the three months ended September 30, 2006 were $46,473 and share based compensation expense recognized under SFAS 123(R) for the nine months ended September 30, 2006 were $125,500. There was no share based compensation expense related to employee stock options during the nine and three months ended September 30, 2005.

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123(R) to stock based compensation to employees:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss, as reported	$(96,170)	$(298,589)
Less: Total stock based employee compensation expenses determined under fair value based method for all awards	(31,854)	(101,459)

Net loss, pro forma	$(128,024)	$(400,048)
Basic and diluted loss per share, as reported	$(0.03)	$(0.10)
Basic and diluted loss per share, pro forma	$(0.04)	$(0.13)

The exercise price of options granted under our stock option plan may not be less than the fair market value on the date of grant. The options may vest over a period not to exceed ten years. Stock options under our stock option plan may be awarded to officers, key-employees, consultants and non-employee directors of the Company. Under our stock option plan, every non-employee director of the Company is granted 7,000 options upon first taking office, and then 7,000 upon each additional year in office. The objectives of our stock option plan include attracting and retaining key personnel, providing for additional performance incentives and promoting the success of the Company by increasing the efforts of such officers, employees, consultants and directors. Our stock option plan is the only plan that the Company has adopted with stock options available for grant.

The fair value of each option is estimated on the date of grant using Black-Scholes option-pricing model with the following weighted-average share assumptions used for grants in 2006 and 2005, respectively: (1) expected life of 5 years; (2) $0.40 cents per share annual dividends yield; (3) expected volatility 70%; (4) risk free interest rate of 4.7% to 5%.

The following summarizes stock option activity for 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	504,000	$2.83

Granted	183,000	2.30
Exercised	(4,000)	1.38
Forfeited	(155,000)	2.16
Outstanding at September 30, 2006	528,000	$2.78	2.98	693,841

Vested and exercisable at
September 30, 2006	303,400	$2.95	2.97	379,935

The weighted-average fair value of each option granted during the nine month periods ended September 30, 2006 and 2005, estimated as of the grant date using the Black-Scholes option valuation model, was $1.07 per option and $1.35 per option, respectively.

A summary of the status of the Company’s nonvested shares as of September 30, 2006, and changes during the three months ended September 30, 2006 is as presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Nonvested shares at December 31, 2005	182,600	$3.17	3.90

Granted	183,000	2.30	4.11
Vested	(125,500)	1.54	2.88
Forfeited	(15,500)	4.18	1.70
Nonvested shares at September 30, 2006	224,600	$2.72	4.12

6.	WEB DEVELOPMENT COSTS

On December 5, 2005, following the execution of a web-site development and services agreement signed between us and Ocean-7, a software development and Internet company, we agreed to issue a total of 60,000 shares of our common stock. Ocean-7 is a related party in that its majority shareholder is on our board of directors. The shares will be issued in three equal installments of 20,000 shares each, pursuant to a three tier schedule, as provided in the agreement. The first 20,000 shares were issued upon the execution of the agreement and valued at $2.37 per share, or $47,400, which was our market price at the date of the grant. On May 2, 2006 an additional 20,000 shares were issued 10 days following the delivery of an internal 80% functional beta site and valued at $2.25 per share, or $45,000, which was our market price at the date of the grant. The remaining 20,000 shares were issued on July 31, 2006 following production release of the website, which were valued at $1.78 per share, or $35,600, which was our market price at the date of the grant. In addition to the issuance of shares, we granted Ocean-7 an option to purchase 75,000 shares of our common stock under our stock option plan, to be vested annually over three years. Both the shares and the options are restricted pursuant to Rule 144 promulgated under the Securities Act of 1933. Because at the time these shares and options were granted, the service had not yet been performed by Ocean-7 under the agreement, the value of the shares issued were accounted for under EITF 00-2, “Accounting for Web Site Development Costs”. During the three and nine months ended September 30, 2006, we capitalized $0 and $148,031, respectively, related to the services performed by Ocean-7 during the period. Beginning the third quarter of 2006 we started amortizing the capitalize web development costs of nextyellow.com, over an estimated useful life of 3 years. Amortization expenses for the three and nine month periods ended September 30, 2006 were $12,336, which were reflected under the Web development costs in the consolidated statements of operations. The value of the options will be accounted for under EITF 96-18 “Accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services.”

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

The assets were sold for (i) $291,667 paid in cash at the closing; (ii) the delivery of a promissory note with payment totaling $613,333 (which includes interest payments in the rate of 5% per annum) which will be paid in 24 consecutive monthly installments of $25,556 and (iii) the Buyer’s assumption of liabilities relating to the Jewish directories business in the amount of approximately $3,197,000. We recorded a gain on the sale of the Directories amounting to $680,718 which is net of $361, 371 which consist of certain liabilities assumed by the buyers and approximately $160,000 for legal fee and other professional fees. The actual closing of the sale was held on April 20, 2006. The remaining $437,500 of the purchase price which bearing interest at 5% per annum will be recognized as a gain upon cash receipt or when there is no significant uncertainty about realization of the amount receivable. We determined that this transaction does not create a variable interest entity requiring consolidation under FIN 46R.

Accordingly, we have reflected the sale of the Directories as a discontinued operation in the accompanying financial statements. As a result, revenues, publishing costs, and related expenses have been reclassified in the statement of operations and are shown separately as a net amount under the caption loss from discontinued operation for all periods presented. Accordingly, we recorded a gain from discontinued operation totaling $0 and $16,596 for the three-month periods ended September 30, 2006 and 2005, respectively, and a loss from discontinued operations totaling $75,129 and $80,316 for the nine-month periods ended September 30, 2006 and 2005, respectively. Net revenue from the discontinued operations was $0 and $1,444,253, for the three-month periods ended September 30, 2006 and 2005, respectively and net revenue from the discontinued operations was $1,370,242 and $3,837,814, for the nine-month periods ended September 30, 2006 and 2005, respectively.

8.	SUBSEQUENT EVENTS

On October 11, 2006, we entered into a Stock Purchase Agreement (the “Stock Agreement”) with Mr. Guy Mushkat, the founder and Chief Executive Officer of Shopila. Pursuant to the terms of the Stock Agreement, we purchased 80% of the issued and outstanding common shares of Shopila from Mr. Guy Mushkat, in consideration for $100,000 in cash, the issuance of 50,000 restricted shares of our common stock, par value $0.001 (the “Common Stock”), and an option to purchase 50,000 shares of our Common Stock under our stock option plan with an exercise price equal to the fair market value at the date of grant, and such options vesting annually in three equal consecutive installments, commencing October 11, 2007. In addition, as further provided by the Stock Agreement, we has replaced Mr. Guy Mushkat’s personal guaranties to Shopila’s liabilities up to, but not to exceed $90,000. Accordingly the purchase price is approximately $353,000 including liabilities assumed.

Shopila is an e-commerce company that serves as a mediator between wholesale suppliers and online shoppers, buying products at low prices from wholesalers and selling them online to consumers at www.shopila.com. Shopila has developed an advanced software technology, Virtual Octopus ™ (V-Octopus ™), which is designed to automatically get product data information from many different suppliers, process that data on different company’s own requirements and formulate and then publish the processed data on different marketplaces, thereby generating the best prices on the web. Shopila’s fully-automated back-end system has been designed to streamline transactions from multiple suppliers and wholesalers.

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

The Asset Purchase Agreement contains normal and customary representations, warranties and covenants. The Asset Purchase Agreement provides, under certain circumstances, for the company and DAG-Jewish Directories, Inc. to indemnify each other for breaches of our respective representations, warranties and covenants. In addition, and as provided by the Asset Purchase Agreement some transition services agreements were signed by and between our company, Assaf Ran, our President and Chief Executive Officer, and DAG-Jewish Directories, Inc. in order to assist in the transition for both companies. Under the various transition services agreements, our company and Mr. Ran have already provided legal, accounting as well as consulting services to executive management, and DAG-Jewish Directories, Inc. has provided referral services to us as well as a two month of sublease of their offices to us.

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

On October 11, 2006, we entered into a Stock Purchase Agreement (the “Stock Agreement”) with Mr. Guy Mushkat, the founder and Chief Executive Officer of Shopila. Pursuant to the terms of the Stock Agreement, we purchased 80% of the issued and outstanding common shares of Shopila from Mr. Guy Mushkat, in consideration for $100,000 in cash, the issuance of 50,000 restricted shares of our common stock, par value $0.001 (the “Common Stock”), and an option to purchase 50,000 shares of our Common Stock under our stock option plan with an exercise price equal to the fair market value at the date of grant, and such options vesting annually in three equal consecutive installments, commencing October 11, 2007. In addition, as further provided by the Stock Agreement, we has replaced Mr. Guy Mushkat’s personal guaranties to Shopila’s liabilities up to, but not to exceed $90,000. Accordingly the purchase price is approximately $353,000 including liabilities assumed.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Subscription revenues

Subscription revenues for the three months ended September 30, 2006 were $7,821 compared to $0 for the same period in 2005. These revenues are attributable to nextyellow.com operations.

Web Development costs

Web development costs for the three months ended September 30, 2006 were $12,000 compared to $0 for the same period in 2005. These costs are attributable to the amortization of capitalized web development costs of nextyellow.com.

Marketing Expenses

Marketing Expenses for the three months ended September 30, 2006 were $41,000 compared to $0 for the same period in 2005. This increase is primarily attributable to the beginning of the operation of nextyellow.com. We expect marketing expenses to increase as a result of the growth related to the operation of nextyellow.com.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2006 were $206,000 compared to $163,000 for the same period in 2005, an increase of $43,000 or 26.3%. this increase is primarily attributable to the increase in compensation expenses of $37,000 relating to the adoption of SFAS 123(R) effective January 1, 2006 and an increase in legal fees of $9,000. We expect general and administrative expenses to increase as a result of the growth related to the operations of nextyellow.com and Shopila.

Other Income (loss)

For the three month period ended September 30, 2006, we had other income consisting of dividends, interest and realized gains of $62,000 compared to other income of $105,000 for the three month period ended September 30, 2005. The decrease is attributable primarily to the fluctuation in performance of our portfolio and marketable securities.

Discontinued Operations

On April 20, 2006, we completed the sale of our Jewish directories business, The Jewish Israeli Yellow Pages and The Jewish Master Guide (also known as the Kosher Yellow Pages), to DAG-Jewish Directories, Inc., a buying entity that was established by a group of sales agencies’ owners and a few of our employees. The assets were sold for (i) $291,667 paid in cash at the closing; (ii) the delivery of a promissory note with payment totaling $613,333 (which includes interest payments in the rate of 5% per annum) which will be paid in 24 consecutive monthly installments of $25,556 and (iii) DAG-Jewish Directories, Inc.’s assumption of liabilities relating to the Jewish directories business in the amount of approximately $3,197,000. We recorded a gain on the sale of the Jewish directories business totaled $73,000.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Subscription revenues

Subscription revenues for the nine months ended September 30, 2006 were $7,821 compared to $0 for the same period in 2005. These revenues are attributable to nextyellow.com operations.

Web Development costs

Web development costs for the nine months ended September 30, 2006 were $125,000 compared to $0 for the same period in 2005. These costs are attributable to nextyellow.com web development expenses.

Marketing Expenses

Marketing expenses for the nine months ended September 30, 2006 were $57,000 compared to $0 for the same period in 2005. This increase is primarily attributable to the beginning of the operation of nextyellow.com. We expect marketing expenses to increase as a result of the growth related to the operation of nextyellow.com.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2006 were $584,000 compared to $494,000 for the same period in 2005, an increase of $90,000, or 18.2%. This increase is primarily attributable to an increase in compensation expenses of $118,000 relating to the adoption of SFAS 123(R) effective January 1, 2006 and increase in insurance expenses of $18,000, offset by a decrease in professional fees of $57,000. We expect general and administrative expenses to increase as a result of the growth related to the operations of nextyellow.com and Shopila.

Other Income

For the nine month period ended September 30, 2006, we had other income consisting of dividend, interest and realized gains of $111,000 compared to other income of $331,000 for the nine month period ended September 30, 2005. The decrease is attributable primarily to the fluctuation in performance of our portfolio and marketable securities.

Discontinued Operations

On April 20, 2006, we completed the sale of our Jewish directories business, The Jewish Israeli Yellow Pages and The Jewish Master Guide (also known as the Kosher Yellow Pages), to DAG-Jewish Directories, Inc., a buying entity that was established by a group of sales agencies’ owners and a few of our employees. The assets were sold for (i) $291,667 paid in cash at the closing; (ii) the delivery of a promissory note with payment totaling $613,333 (which includes interest payments in the rate of 5% per annum) which will be paid in 24 consecutive monthly installments of $25,556 and (iii) DAG-Jewish Directories, Inc.’s assumption of liabilities relating to the Jewish directories business in the amount of approximately $3,197,000. We recorded a gain on the sale of the Jewish directories business after direct related costs which includes legal, accounting, printing fees and other professional fees, totaled $681,000 in addition to a loss from operation of $75,000. Net gain from discontinued operations totaled $606,000 for the nine months ended September 30, 2006.

Liquidity and Capital Resources

At September 30, 2006, we had cash and cash equivalents, marketable securities and short term investments of $7,037,000 and working capital of $6,708,000 as compared to cash and cash equivalents, marketable securities and short term investments of $7,400,000 and working capital of $7,018,000 at December 31, 2005. The decrease in cash and cash equivalents and marketable securities primarily reflects dividend payments of $314,246 and an increase in loss from operations, offset by cash received on sale of Directories, net of an expense of $182,000. The decrease in working capital is attributable primarily to the operating losses from continuing operations.

Net cash used in operating activities was $371,000 for the nine months ended September 30, 2006 compared to $676,000 for the year ended December 31, 2005. The decrease in net cash used in operating activities primarily reflects a decrease in net loss from the prior year and a decrease in realized gain from the sale of marketable securities offset by a gain from the sale of the Jewish Directories business and a decrease in income tax payable.

Net cash provided by investing activities was $176,000 for the nine months ended September 30, 2006 compared to net cash provided by investing activities of $3,114,000 for the year ended December 31, 2005. Net cash provided by investing activities was primarily the result of our sales of marketable securities and a change in our investment strategy.

Net cash used in financing activities for the nine months ended September 30, 2006 was $309,000 compared to $1,769,000 for the year ended December 31, 2005. The decrease in net cash used in financing activities primarily reflects dividend payments of $314,000 and $1,491,000 respectively.

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

We adopted SFAS 123(R) using the modified prospective transition method, under this transition method, compensation cost in 2006 includes cost for options granted prior to but not vested as of December 31, 2005, and vested in 2006. Therefore, results for prior periods have not been restated. Share based compensation expense recognized under SFAS 123(R) for the three ended September 30, 2006 were $46,473 and for the nine months ended September 30, 2006 were $125,500. There was no share based compensation expense related to the employee stock options during the nine and three months ended September 30, 2005.

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

Forward Looking Statements

This report contains forward-looking statements within the meaning section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the words “believe,” “expect,” “intend,” “estimate” and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial conditions and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements”), including but not limited to the following: (i) the successful consummation of this acquisition (ii) the successful sale of our directories business; (iii) the success of our new business strategy; (iv) potential acquisitions; (v) our limited operating history; (vi) potential fluctuations in our quarterly operating results; (vii) challenges facing us relating to our growth; and (viii) our dependence on a limited number of suppliers. The accompanying information contained in this report, including the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, identifies important factors that could cause such differences. These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

ITEM 3.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2006, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within our organization, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II     OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On February 24, 2004 the Jewish Sephardic YellowPages Ltd. (the “Plaintiff”) filed a claim against us in the U.S. District Court for the Eastern District of New York, challenging our ownership of our federally registered trademark “Kosher Yellow Pages” and seeking declaratory judgment, injunctive relief and compensatory and punitive monetary damages against us in connection with our use of the trademark. We filed an answer on April 7, 2004 vigorously denying plaintiff’s claims and asserting that there is no basis for liability. We have also asserted a counterclaim and third party complaint against Plaintiff and the Plaintiff’s owner in which we seek a declaratory judgment that we are the rightful owner of the mark “the Kosher Yellow Pages”, and seeking injunctive relief, compensatory and punitive monetary damages and other relief against the continuing, unauthorized use of our trademark by the Plaintiff. On April 5, 2005, we filed a motion for summary judgment. As of October 24, 2006, the motion is still pending.

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

(ii)

A vote was taken on the proposal to amend our 1999 Stock Option Plan to increase the number of shares of common stock available for issuance from 854,000 to 1,004,000 shares. The results of the vote taken at the annual meeting with respect to such proposal were as follows:

For	Against	Abstain	Broker Non-Votes
1,627,738 shares	107,854 shares	1,500 shares	1,378,628 shares

ITEM 6.      EXHIBITS

Exhibit No.	Description
10.1	Stock Purchase Agreement by and between DAG Media, Inc. and Guy Mushkat dated October 11, 2006. (1)
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
32.1	Chief Executive Officer Certification as required under section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)
32.2	Chief Financial Officer Certification as required under section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

(1)	Previously filled as an Exhibit to the Form 8-K filed on October 17, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAG Media, Inc. (Registrant)

Date: November 7, 2006	By: /s/ Assaf Ran ————————————————————— Assaf Ran, President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2006	By: /s/ Inbar Evron-Yogev ————————————————————— Inbar Evron-Yogev, Chief Financial Officer (Principal Financial and Accounting Officer)