Form 10KSB
period 2006-12-31
DAG MEDIA INC
filed 2007-03-26
CIK 1080340

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number 000-25991 _____________

DAG Media, Inc.

(Name of Small Business Issuer in its Charter)

New York	11-3474831
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

192 Lexington Avenue, New York, NY 10016
(Address of Principal Executive Office) (Zip Code)

Issuer’s telephone number (212) 489-6800
Securities registered under Section 12(b) of the Exchange Act:

Name of Each Exchange
Title of Each Class	on Which Registered
Common Stock, par value $.001 per share	The NASDAQ Stock Market, LLC

Securities Registered under Section 12(g) of the Exchange Act:

None.
(Title of class)

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:        Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB:                ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):        Yes ☐  No  ☒

For the year ended December 31, 2006, the revenues of the registrant were $232,000.

The aggregate market value of the voting and non-voting common equity stock of the registrant held by non-affiliates of the registrant, based on the closing price on the NASDAQ Capital Market on March 23, 2007 of $1.58, was approximately $3,031,380.

As of March 26, 2007 the registrant has a total of 3,305,190 shares of Common Stock issued outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

DAG MEDIA, INC.

FORM 10-KSB ANNUAL REPORT

TABLE OF CONTENTS

                    Page

PART I

Item 1.	Description of Business	5
Item 1A.	Risk Factors	11
Item 2.	Description of Property	19
Item 3.	Legal Proceedings	19
Item 4.	Submission of Matters to a Vote of Security Holders	20

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	20
Item 6.	Management’s Discussion and Analysis or Plan of Operation	22
Item 7.	Financial Statements	30
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	30
Item 8A.	Controls and Procedures	30

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act	32
Item 10.	Executive Compensation	34
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters	37
Item 12.	Certain Relationships and Related Transactions and Director Independence	39
Item 13.	Exhibits List	43
Item 14.	Principal Accountant Fees and Services	44
SIGNATURES	47
EXHIBITS	48

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the words “believe”, “expect”, “intend”, “estimate” and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial conditions and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements”), including but not limited to the following: (i) the successful integration of new businesses that we have acquired or may acquire; (ii) the successful consummation of the sale of our directories business; (iii) the success of our new business strategy; (iv) our limited operating history; (v) potential fluctuations in our quarterly operating results; (vi) challenges facing us relating to our growth; and (vii) our dependence on a limited number of suppliers. The accompanying information contained in this report, including the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, identifies important factors that could cause such differences. These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

PART I

Item 1. Description of Business

DAG Media, Inc., a New York corporation, referred to herein as “we”, “us” and “our, was founded by Assaf Ran in 1989. Through our subsidiaries we provide solutions to the online yellow pages industry and to local search, lead generation mechanism as well as e-commerce web site. Until April 20, 2006, our principal source of revenue came from the sale of advertisements in printed business directories.

Until April 20, 2006, our principal directories were: the Jewish Israeli Yellow Pages, a bilingual, English and Hebrew, yellow page directory distributed free through local commercial and retail establishments in the New York metropolitan area, New Jersey and Florida. The Jewish Master Guide, also known as The Kosher Yellow Pages, a yellow page directory designed to meet the special needs of the Hasidic and ultra-Orthodox Jewish communities in the New York metropolitan area, New Jersey and Florida.

On December 5, 2005, following the execution of a web-site development and services agreement signed between us, and Ocean-7 Development, Inc., a company experienced in Internet and software development, we announced the formation of DAG Interactive, Inc., a subsidiary of DAG Media, Inc., through which we operate our new Internet business, nextyellow.com. DAG Interactive, Inc., also referred to herein as DAG Interactive, introduces our unique and innovative software solution to the online Yellow Pages industry. Nextyellow.com, implements a patent pending application which facilitates highly accurate and instant automated matching between consumers’ needs and businesses’ capabilities. To utilize this application, a customer visits our website and describes, as necessary, a certain need that the customer has for goods or services. Upon completing this description, our application characterizes the consumers’ requests by geographic location as well as by a DAG Interactive developed category index which ultimately locates businesses or vendors that provide the sought after services or goods. The software then automatically matches those businesses or vendors with the customer’s request. Upon completing the match, an automated message is sent from our system to those matching businesses or vendors who are ultimately responsible for following up on the lead and contacting the customer. In simplistic terms, businesses, service providers and retailers who register with Next Yellow receive leads for prospective customers in their geographic coverage area and categories for a monthly fee and generate business in response to inquiries submitted by customers who visit our website.

On February 6, 2006, we entered into an asset purchase agreement to sell the assets and liabilities of our two Jewish directories, The Jewish Israeli Yellow Pages and The Jewish Master Guide (also known as the Kosher Yellow Pages), to DAG-Jewish Directories, Inc., a buying entity that was established by a group of sales agencies’ owners and a few of our employees. The assets were sold for (i) $291,667 to be paid in cash at the closing; (ii) the delivery of a promissory note in the amount of $613,333 which is currently being paid in 24 consecutive monthly installments of $25,556 each bearing 5% interest, per annum; and (iii) the Buyer’s assumption of liabilities relating to the Jewish directories business in the amount of $3,197,000. A definitive asset purchase agreement, also referred to herein as the Asset Purchase Agreement, was executed on February 6, 2006. The transaction closed on April 20, 2006.

On October 11, 2006, we entered into a Stock Purchase Agreement, also referred to herein as the Stock Agreement, with Mr. Guy Mushkat, the founder and Chief Executive Officer of Shopila Corporation, also referred to herein as Shopila, a Delaware corporation. Pursuant to the terms of the Stock Agreement, we purchased 80% of the issued and outstanding common shares of Shopila from Mr. Guy Mushkat, in consideration for $100,000 in cash; the issuance of 50,000 restricted shares of our common stock and an option to purchase an additional 50,000 shares of our common stock under DAG Media’s stock option plan at an exercise price equal to the fair market value at date of grant. In addition, as further provided by the Stock Agreement, we have agreed to substitute Mr. Guy Mushkat’s personal guarantees to Shopila’s liabilities in the amount not to exceed $90,000. In addition, the company paid $7,500 in acquisition costs. Accordingly the purchase price was approximately $318,000 which amount includes assumed liabilities.

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

As a result of our recent acquisition of 80% of the outstanding common stock of Shopila and the formation of DAG Interactive in 2005, we currently own a majority interest in these two subsidiaries. Aside from these two subsidiaries, we do not have any other subsidiaries.

As previously disclosed, we may acquire different businesses and move into different business lines. As we begin the operations of our new business units, we will seek to acquire a new potentially larger and more profitable business, more suitable for operation in a publicly traded company that is synergistic with our current business units. However, we cannot assure you that we will acquire a business in this sector, and we may use our available cash for other viable acquisitions that are outside our current business model.

Products and services

• Jewish Directories (sold)

While we were the owners of the Jewish Directories, we had two main publications: The Jewish Israeli Yellow Pages and the Jewish Master Guide (also known as The Kosher Yellow Pages). The Jewish Israeli Yellow Pages is a bilingual yellow page directory that is distributed free through local commercial and retail establishments in the New York metropolitan area, New Jersey and Florida.

• Shopila.com Retail

Shopila is an e-commerce company that acts as a mediator between wholesale suppliers and online shoppers, buying products at low prices from wholesalers and selling them online to consumers. Shopila runs an extremely lean operation, holds no physical inventory and partners only with drop-ship wholesale suppliers that ship directly to consumers.

Through Shopila, we currently sell a broad range of products across three main categories: electronics, bedding and jewelry. We sell directly through our website shopila.com and via major marketplaces like Amazon.com, Pricegraber.com and eBay.com.

• Nextyellow.com

Next Yellow is an innovative, patent pending, software solution to the online yellow pages industry that facilitates highly accurate, automated matching between consumers’ needs and businesses’ capabilities, focusing on locality of services.

Next Yellow represents a paradigm shift in the yellow page business. The old-fashioned world of ‘let your fingers do the walking’ is going to be replaced by our new ‘let the businesses do the walking’ model. It is a complete reversal of roles whereas now, through Next Yellow; businesses now contact consumers in response to their inquiries.

With our new model, businesses simply pay a low monthly fee for each zip code/category combination. In return they receive qualified leads specific to their locality. Consumers, on the other hand, for whom the use of the website is free of charge, enjoy, we believe, a friendly application that shortcuts the process of locating, selecting and contacting a business, ultimately providing an instant match between their needs and businesses’ capabilities.

Growth strategy

On December 5, 2005, following the execution of a web-site development and services agreement signed between us and Ocean-7 Development, Inc., a company experienced in Internet and software development, we announced the formation of DAG Interactive, a subsidiary of DAG Media, Inc., through which we operate our new Internet business our new Internet business, NextYellow.com. The objective of DAG Interactive is to introduce our unique and innovative software solution to the online Yellow Pages industry. DAG Interactive’s new business, NextYellow.com, will utilize a new patent pending application, which will facilitate highly accurate and instant automated matching between consumers’ needs and businesses’ capabilities. To utilize this application, a customer will visit our website and describe, as necessary, a certain need that the customer has for goods or services. Upon completing this description, our application will characterize the consumers’ requests by geographic location as well as by a DAG Interactive-developed category index which ultimately locate businesses or vendors which provide the sought after services or goods. The software then automatically matches those businesses or vendors with the customer’s request. Upon completing the match, an automated message will be sent from our system to those matching businesses or vendors who are ultimately responsible for following up on the lead and contacting the customer. In simplistic terms, businesses, service providers and retailers can register and receive leads for prospective customers in their geographic coverage area and categories for a monthly fee and generate business in response to inquiries submitted by customers who visit our website.

The application, which covers the typical Yellow Pages index and more, transforms the old-fashioned “Let your fingers do the walking” way of thinking into a new paradigm: “Let the business do the walking” (a trademark of DAG Interactive), where businesses will contact customers in response to customers’ inquiries.

On February 6, 2006, we entered into the Asset Purchase Agreement to sell the assets and liabilities of the Jewish Israeli Yellow Pages directory and the Jewish Master Guide directory to DAG-Jewish Directories, Inc.

On April 20, 2006 we completed the sale of the Jewish directories business, pursuant to the Asset Purchase Agreement which was executed on February 6, 2006 by and between us and DAG-Jewish Directories, Inc.

On October 11, 2006, we entered into a Stock Agreement with Mr. Guy Mushkat, the founder and Chief Executive Officer of Shopila, operating the website www.shopila.com. Pursuant to the terms of the Stock Agreement, we purchased 80% of the issued and outstanding common shares of Shopila from Mr. Guy Mushkat.

Our mission for Shopila is to become the leader in drop-ship consumer e-commerce, bringing the highest standards of customer service and the fastest transaction cycle. We constantly work to evaluate new product categories to add to our website as well as expand the range of products offered in existing category. Shopila’s business strategy is to focus on customer experience by offering our customers low prices, convenience and excellent customer service. We constantly work to improve our order processing and fulfillment system.

With respect to Next Yellow, our objective is to secure a leading strategic alliance to be the operator of our state of the art technology.

As previously disclosed, we may acquire different businesses and move into different business lines. As we begin the operations of our new business units, we will seek to acquire a new potentially larger and more profitable business, more suitable for operation in a publicly traded company that is synergistic with our current business units. However, we cannot assure you that we will acquire a business in this sector, and we may use our available cash for other viable acquisitions that are outside our current business model.

Sales

Until April 20, 2006, we sold advertisements for the directories through a network of trained sales representatives, some of which were directly employed by us and some of which were sales agencies, paid solely on a commission basis. There were approximately 85 sale representatives in our network including those employees hired by the respective sales agencies with which we had agency agreements.

Next Yellow, sells monthly subscription to businesses that want to participate in our matching process. With this new model, businesses simply pay a low monthly fee for each zip code/category combination. In return, the businesses receive qualified leads specific to their locality.

Shopila is being marketed over the Internet, using the operative website shopila.com. Based on a combination of favorable customer reviews and pricing, our website often is featured on leading web marketplaces providers like Amazon.com and eBay.com as well as on price and vendor comparison portals such as Pricegrabber.com and Froogle.com. Online shoppers can readily click-through these price comparison portals to make purchase on our website or directly access our website to place orders online.

Marketing strategy

On December 5, 2005, following the execution of a web-site development and services agreement signed between us, and Ocean-7 Development, Inc., a company experienced in Internet and software development, we announced the formation of DAG Interactive, Inc., a subsidiary of DAG Media, Inc., through which we operate our new Internet business, nextyellow.com. DAG Interactive, Inc., also referred to herein as DAG Interactive, introduces our unique and innovative software solution to the online Yellow Pages industry. Nextyellow.com, implements a patent pending application which facilitates highly accurate and instant automated matching between consumers’ needs and businesses’ capabilities. To utilize this application, a customer visits our website and describes, as necessary, a certain need that the customer has for goods or services. Upon completing this description, our application characterizes the consumers’ requests by geographic location as well as by a DAG Interactive developed category index which ultimately locates businesses or vendors that provide the sought after services or goods. The software then automatically matches those businesses or vendors with the customer’s request. Upon completing the match, an automated message is sent from our system to those matching businesses or vendors who are ultimately responsible for following up on the lead and contacting the customer. In simplistic terms, businesses, service providers and retailers who register with Next Yellow receive leads for prospective customers in their geographic coverage area and categories for a monthly fee and generate business in response to inquiries submitted by customers who visit our website.

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

Competition

Our subsidiary, DAG Interactive, was formed to launch an innovative web site NextYellow.com, for matching consumers with businesses. We believe that our extensive and comprehensive knowledge and experience in the yellow pages advertising market and referral service will facilitate the success of our new business initiative. Currently, we are not aware of any direct competitors in the marketplace and we believe that we have identified a novel business opportunity that will allow us to compete with any future rivals. Our technology is currently pending patent approval.

The market for the sale of consumer electronics products is both intensely competitive and rapidly evolving. Barriers to entry in this market are minimal, and current and new competitors can launch new sites at a relatively low cost. We believe that competition in our market is based primarily on price, availability, quality and variety of merchandise, customer service, reliable fulfillment and brand recognition. We currently compete with a variety of online, traditional and catalog retailers.

Many of our current and potential competitors have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than we do, and, thus, may have a greater ability to attract and retain the same customers that we are targeting.

We would expect to experience significant competitive pressure if any of our suppliers or wholesalers were to initiate their own retail operations. Because our suppliers and wholesalers have access to merchandise at very low costs, they could sell products at lower prices than us and maintain a higher gross margin on their product sales than we are able to achieve. If this were to occur, our current and potential customers may decide to purchase directly from these distributors, which could reduce our sales volumes.

New technologies and the expansion of existing technologies may also increase competitive pressures on us. Some of our competitors may devote substantially greater resources to their websites and systems development than we do.

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

On December 31, 2005, DAG Interactive, our subsidiary, filed a patent application with the USPTO. The application seeks to secure rights to software, which matches vendors with consumers using various networked medias. We cannot anticipate the length or the result of the patent application process and we cannot assure that a patent will be issued.

Employees

As of December 31, 2006, we employed a total of 6 people, including full-time and part-time employees. All of them are filling executive, managerial and administrative positions in the accounting and production departments. We believe that our relationships with our employees and contractors are good. None of our employees are represented by a labor union.

Item 1A.            CERTAIN RISK FACTORS THAT MAY AFFECT GROWTH AND
                                     PROFITABILITY

The following factors may affect our growth and profitability and should be considered by any prospective investors.

Risks Related to our Business

We have generated minimal revenues to date and incur losses.

We have generated minimal revenues to date since we implemented our change in our business operations. We recently changed our business model and acquired new businesses. We might continue to incur losses for the next few years because marketing and administrative activities might exceed our revenues during that period.

We depend on some shopping comparison websites to attract individuals who visit our websites. Losing access to these sites could decrease the number of individuals who visit out websites and purchase products from us, which could lead to a decline in revenues and profitability.

Some consumers access our website by clicking through on search results displayed by shopping comparison websites. If one or more of these sites were to modify the terms of our listing or terminate its relationship with us, our revenues could decline.

If we are unable to maintain existing sourcing with suppliers and wholesalers, we may not be able to offer as broad a selection of or as many products as we do at present, which could result in a decrease in revenues.

We depend on our suppliers to ensure that we are allocated sufficient quantities and a broad selection of products. If we are not able to maintain our existing supply arrangements or arrange alternative sources of supply on acceptable terms, including favorable product pricing, we may not be able to offer as broad a selection of, or as many, products or continue to offer products at competitive prices, which could result in a decrease in revenues and decline in profitability.

If we begin to receive more than a minimum number of negative customer reviews or if customers cease authoring reviews, our revenues could decline.

                Obtaining positive customer reviews and maintaining a good reputation among our customers is an important part of our business. Many of the shopping comparison sites through which we advertise and market our products, as well as the marketplaces on which we advertise and sell our products, permit and encourage consumers who have purchased products from us to electronically submit reviews of our service based upon their shopping experience. If customers cease authoring reviews or if the quality of their reviews deteriorates to any noticeable degree, potential customers may choose not to access our website and purchase products from us, which could result in a loss of customers, a decline in sales volume and weakening of our financial conditions.

If we do not continually enhance and improve the functionality and features of our websites and systems, we may fail to remain competitive and our revenues may decline.

To sustain our sales levels, attract new customers and generate repeat sales, competitive forces require us to continuously upgrade our websites to provide increased functionality to enhance consumers’ shopping experiences. We must also expand the computer systems that we use to process and ship customer orders and process customer payments so that we fulfill customer orders in a timely and otherwise satisfactory manner. If we do not continually enhance our websites and systems by embodying new technologies, and adopt new industry standards and practices, we could lose customers, which could cause a drop-off in our revenues.

If we are unable to provide a level of customer service that is viewed by our customers as exceptional, we could lose existing customers or fail to attract new customers.

Our ability to provide a level of customer service that, our customers view as exceptional depends, to a large degree, on the efficient and uninterrupted operation of our customer service operations. Any material disruption or slowdown in our order processing systems resulting from, for example, inadequacies in our present system capacity, labor disputes, telephone or Internet failures, power or service outages or natural disasters, could make it difficult or impossible, at least temporarily, to provide that level of customer service and support. Further, we may be unable to attract and retain adequate numbers of competent customer service representatives, who are essential in creating positive interactive customer experiences that frequently translate into favorable merchant ratings, an important measurement of our reputation. If we are unable to maintain the quality of our customer service operations, we could lose customers and experience decreased revenues.

We may lose sales to multi-channel retailers.

Retail chains offer consumers the ability to physically handle and examine products in a manner that is not possible over the Internet, as well as a more convenient means of returning and exchanging purchased products. Some retail chains have used their brand recognition to enter the online market. Such retail chains offer consumers the option of buying items online and then picking up their purchased items at a local store, eliminating shipping costs and shipping wait time. As additional retailers gain prominence on web portal shopping sites, the likelihood that consumers will purchase from a retailer with whom they are already familiar rather than from us will increase and our sales may, in turn, decrease, perhaps significantly.

We may not be able to compete successfully against existing or future competitors.

The market for online sales of consumer electronics is intensely competitive and rapidly evolving. We principally compete with a variety of online retailers, specialty retailers and other businesses that offer products similar to or the same as our products. Many of our current and potential competitors have longer operating histories, larger customer bases, more diverse product lines, greater warehouse capacity, greater brand recognition and significantly greater financial, marketing and other resources than we do. In addition, online retailers with whom we compete may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies.

We would expect to experience significant competitive pressure if any of the suppliers or wholesalers from which we source products were to initiate their own retail or online operations. Because our suppliers and wholesalers have access to merchandise at very low costs, they could sell products at lower prices than we do and maintain a higher gross margin on their product sales than we are able to achieve. If this were to occur, our current and potential customers might decide to purchase directly from these distributors, which could reduce our sales volumes.

Increased competition is likely to result in lower sales volumes, price reductions and reduced revenue and gross margins.

Our profitability is dependent on our ability to source new and innovative products.

Our business model relies on obtaining new and innovative products to increase our average order value, which is critical to our ability to maintain or increase our margins. If we are unable to obtain new and innovative products, our revenues and profitability may decline.

Delivery of our products could be delayed or disrupted by factors beyond our control, resulting in a loss of customers.

We rely primarily upon third party carriers for timely delivery of our orders. As a result, we are subject to carrier disruptions and increased costs due to factors that are beyond our control, including carrier employee strikes, inclement weather and increased fuel costs. Failure to deliver orders to our customers in a timely manner may damage our reputation; result in less favorable customer reviews, which are based, in significant part, on the quality of our order fulfillment operations, causing drop-off in customer orders and decline in our sales volume.

As a result of seasonal fluctuations in our revenues, our quarterly results may fluctuate and could be below expectations.

During our limited operating history, we have experienced and expect to continue to experience seasonal fluctuations in our operating results reflecting the general pattern of peak sales for the retail industry during the holiday shopping season. If we were to experience lower than expected sales during future forth quarters, for any reason, beyond our control, it would have a large impact on our operating results and financial condition for that year.

We may be liable for misappropriation of our customers’ personal information and the integrity of our network may be compromised.

If we give third parties improper access to, or if third parties are able to penetrate our network security or otherwise misappropriate our customers’ personal information or credit card information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. This liability could also include claims for other misuses of personal information, including unauthorized marketing purposes. Any loss of information or the delivery of inaccurate information due to human error, miscommunication or otherwise, or a breach or failure of our security mechanisms that leads to unauthorized disclosure of sensitive information, could lead to customer dissatisfaction and possible claims against us for damages. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if government agencies investigate our privacy practices and identify deficiencies in such practices.

We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as customer credit card numbers.

Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms that we use to protect customer transaction data. If our security were to be compromised, it could subject us to liability and damage our reputation. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches.

Notwithstanding all of the security measures we have in place, unauthorized users (hackers) could penetrate our network and cause a shutdown, whether temporary or long-term, in our network operations, including our websites. If we are unable to sell product on the Internet as a result of hackers’ activity, our revenues could dramatically decline.

We may be subject to product liability claims that could be costly and time consuming.

We sell products manufactured and distributed by third parties, some of which may be defective. If any product that we sell were to cause physical injury or damage to property, the injured party or parties could bring claims against us as the retailer of the product. Our insurance coverage may not be adequate to cover every claim found to have merit. Defending such claims could result in the expenditure of funds and management time and could decrease our profitability.

If we decide to offer new product lines or categories, we may jeopardize our current reputation and experience a decline in our operating results.

We currently generate substantially all of our revenue from the offer and sale of a relatively small number of consumer electronics product lines as well as bath and bedding accessories. If we decide to commence offering new product lines or categories, our internal sales and delivery processes may not prove effective with respect to such other product categories. In addition, expansion into new product lines or categories may require us to incur significant marketing expenses, develop sourcing arrangements with new vendors and comply with additional regulatory requirements. These requirements could strain our managerial, financial and operational resources. Additional challenges that may affect our ability to expand into new product categories include our ability to:

•	attract and retain suppliers to provide the expanded line of products to our customers on terms that are acceptable to us;
•	establish or increase awareness of new brands and product categories;
•	successfully market these new product offerings to existing and new customers;
•	achieve and maintain a critical mass of customers and orders across these product categories; and
•	maintain quality control over merchandise drop shipped directly by our suppliers to our customers.

We may not be able to successfully address any or all of these challenges. This could hamper a component of our growth strategy, damage our reputation in the eyes of our existing customers or suppliers, and cause a decline in our results of operations.

Existing or future government regulation impacting the use of the Internet could decrease our revenues and increase our costs.

Because of the Internet’s popularity and increasing use, new laws and regulations with respect to the Internet are becoming more prevalent. These laws and regulations have covered, or may in the future cover, issues such as:

•	user privacy;
•	pricing;
•	intellectual property;
•	federal, state and local taxation;
•	distribution; and
•	characteristics and quality of products and services.

Legislation in these areas could slow the growth in the use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium. It may take years to determine how existing laws such as those governing intellectual property, unfair or deceptive trade practices, privacy, libel and taxation apply to the Internet. Compliance with any new legislation or regulation regarding the Internet, or the application of existing laws and regulations to the Internet, could be burdensome or otherwise negatively affect our business.

We may not be able to maintain or obtain trademark protection for our trademarks, service marks and domain names, which could impede our efforts to build brand identity.

We regard our intellectual property, particularly our trademarks, service marks and domain names, as critical to our success. As a result, we rely on a combination of contractual restrictions and trade secrets to protect our proprietary rights, know-how, information and technology. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without authorization or independently develop similar intellectual property.

We have registered various trademarks relating to DAG Interactive, Inc. as well as filed a patent application with the USPTO for DAG Interactive.

We have not registered with, and do not have any pending applications before, the United States Patent and Trademark Office with respect to any of Shopila’s intellectual property. We claim common law trademark protection for all of the trademarks, service marks and domain names we use in connection with Shopila’s business. Our competitors may adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term “SHOP” or our other service marks. We have not performed any search to independently verify whether any of our marks potentially infringe upon the intellectual property rights of third parties. Any claims or customer confusion related to our trademarks, service marks and domain names could damage our reputation and brand and substantially harm our business and results of operations.

Our facilities and systems are located in or near New York City, an area that has been and may again be the target of terrorist acts or other catastrophic events.

Our headquarters, customer service center and the majority of our computer infrastructure, including computer servers, are located in or near New York City, an area that has been and may again be the target of terrorist acts or other catastrophic events. A terrorist attack or other catastrophic event could cause interruptions or delays in our business and loss of data or render us unable to accept and fulfill customer orders in a timely manner, or at all. Our systems are not fully redundant, and we do not have backup operating facilities. We currently have no formal disaster recovery plan or physical space to relocate in an emergency and our business interruption insurance may not adequately compensate us for losses that may occur.

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

We cannot predict the future costs of Sarbanes Oxley section 404 implementation.

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

The operation of our new application, NextYellow.com, depends on the skills of Ocean-7.

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

As of December 31, 2006, our executive officers, directors and affiliated entities together beneficially own approximately 54.42% of the outstanding shares of our common stock, assuming the exercise of options which are currently exercisable or will become exercisable within 60 days of December 31, 2006, held by these shareholders. As a result, these shareholders, acting together, will be able to exercise significant influence over matters requiring approval by our shareholders, including the election of directors. Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our shareholders might otherwise receive a premium for their shares over then current market prices.

Our shareholders may experience substantial dilution as a result of the exercise of outstanding options and warrants to purchase our common stock.

As of December 31, 2006, we have reserved 1,004,000 shares of our common stock for issuance upon the exercise of options granted pursuant to our stock option plan, 578,000 of which have been granted, 199,000 of which have been exercised, 227,000 of which are outstanding, which may be granted in the future. The exercise of these options will result in dilution to our existing shareholders and could have a material adverse effect on our stock price.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of December 31, 2006, we had 3,305,190 shares of our common stock issued and 3,236,460 outstanding, of which all shares are registered pursuant to a registration statement on Form SB-2. In addition, we registered shares of our common stock underlying options granted or to be granted under our stock option plan. Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

Our common stock has a limited trading market, which could limit your ability to resell your shares of common stock at or above your purchase price.

Our common stock is quoted on the Nasdaq Capital Market and currently has a limited trading market. We cannot assure you that an active trading market will develop or, if developed, will be maintained. As a result, our shareholders may find it difficult to dispose of shares of our common stock and, as a result, may suffer a loss of all or a substantial portion of their investment.

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

Item 2. Description of Property

Our executive and principal operating office is located in New York, New York. We use this space for all of our operations. This space is occupied under a lease that expires June 30, 2011. The current monthly rent is $5,248. We believe this facility is adequate to meet our requirements at our current level of business activity.

Item 3. Legal Proceedings

On February 24, 2004, the Jewish Sephardic YellowPages Ltd., also referred to herein as the Plaintiff, filed a claim against us in the U.S. District Court for the Eastern District of New York, challenging our ownership of our federally registered trademark “Kosher Yellow Pages” and seeking declaratory judgment, injunctive relief and compensatory and punitive monetary damages against us in connection with our use of the trademark. We filed an answer on April 7, 2004 vigorously denying plaintiff’s claims and asserting that there is no basis for liability. We have also asserted a counterclaim and third party complaint against Plaintiff and the Plaintiff’s owner in which we seek a declaratory judgment that we are the rightful owner of the mark the “Kosher Yellow Pages”, and seeking injunctive relief, compensatory and punitive monetary damages and other relief against the continuing, unauthorized use of this trademark by the Plaintiff. On April 5, 2005, we filed a motion for summary judgment. On March 19, 2007 the Court granted our motion for summary judgment and dismissed Plaintiff’s federal trademark infringement claim.

In January 2001, Flexible Business Systems, Inc. commenced an action against us and Dapey Assaf, Ltd., in the Supreme Court of the State of New York, County of Suffolk for breach of contract, seeking compensation for unpaid invoices pursuant to a written agreement for computer software. We defended the complaint claiming that there was no valid contract between the parties, as the software program did not comport to our needs. Following a trial, on January 26, 2006, we received a Notice of Entry, finding in favor of Flexible Business Systems and awarding them the sum of $38,553 plus interest from January 19, 2001. We filed a Notice of Appeal from the Notice of Entry, and we intend to appeal the decision. In April 2006, while the appeal is pending, plaintiff levied our bank account for the sum of $58,926, which sum was ultimately drawn from our bank account in satisfaction of the judgment.

In 2004, Neopost Leasing, Inc. commenced a collection action against Black Book Photography, Inc., also referred to herein as Black Book, one of our former subsidiaries, in the Civil Court of the State of New York, County of Queens, to recover $15,987 on an equipment lease for a certain postage meter or similar equipment sold to Brandera.com (USA) Inc., which in turn sold certain assents to BBP. The equipment was apparently in the office in Manhattan when BBP purchased the assets of the business from Brandera.com (USA) Inc. on August 2, 2002. The agreement governing that purchase provided, inter alia, that BBP would take title to any equipment and would assume “any contracts”. In connection with the later sale of DAG’s interest in BBP to Modern Holdings, Inc. it appears that DAG agreed to indemnify Modern as to this claim, and it remains a contingent liability of DAG’s accordingly. In light of the terms of the contract between Brandera.com (USA) Inc., there may be full liability on this claim. Currently pending is a BBP motion for summary judgment, which is returnable on March 14, 2007. We have opposed the motion. We made a provision in the amount of $15,987 as of December 31, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a)	Market Information

Our Common Stock is traded on The NASDAQ Capital Market under the symbol “DAGM”.

The following table sets forth the high and low bid prices as quoted by The NASDAQ SmallCap Market in the years 2006 and 2005. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	Bid Price
	High	Low
2005
First Quarter	$4.38	$3.27
Second Quarter	$3.92	$3.00
Third Quarter	$3.40	$2.35
Fourth Quarter	$2.86	$2.06
2006
First Quarter	$2.35	$1.9
Second Quarter	$2.33	$1.7
Third Quarter	$2.00	$1.33
Fourth Quarter	$2.79	$1.3

(b)	Holders

As of March 22, 2007, the approximate number of record holders of our Common Stock was 17 but we estimate that we have more than 400 beneficial owners.

(c)	Dividends

In 2005 we paid $0.40 per share annual dividends in quarterly payments. $314,246 of the dividend was paid on January 2006.

In 2006, we didn’t declare a dividend. At this point, we have no plans to pay additional dividends.

Recent Sales of Unregistered Securities

During the last three years, we have issued unregistered securities in the transactions described below. These securities were offered and sold by us in reliance upon the exemptions provided for in Section 4(2) of the Securities Act, relating to sales not involving any public offering. The sales were made to a limited number of purchasers without the use of an underwriter and the certificates representing the securities sold contain a restrictive legend that prohibits transfer without registration or an applicable exemption. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising.

Date	Number of Common Shares	Offering Price

5/20/06	20,000	(a)

7/31/06	20,000	(a)

10/11/06	50,000	(b)

(a)          On December 5, 2005, following the execution of a web-site development and services agreement signed between us and Ocean-7, a software development and Internet company, we agreed to issue a total of 60,000 shares of our common stock. Ocean-7 is a related party in that its majority shareholder is on our board of directors. The shares will be issued in three equal installments of 20,000 shares each, pursuant to a three tier schedule, as provided in the agreement. The first 20,000 shares were issued upon the execution of the agreement and valued at $2.37 per share, or $47,400, which was our market price at the date of the grant. On May 2, 2006 an additional 20,000 shares were issued 10 days following the delivery of an internal 80% functional beta site and valued at $2.25 per share, or $45,000, which was our market price at the date of issuance. The remaining 20,000 shares were issued on July 31, 2006 following production release of the website, which were valued at $1.78 per share, or $35,600, which was our market price at the date of issuance.

(b)          On October 11, 2006, we entered into a Stock Agreement with Mr. Guy Mushkat, the founder and Chief Executive Officer of Shopila. Pursuant to the terms of the Stock Agreement, we purchased 80% of the issued and outstanding common shares of Shopila from him, in consideration for $100,000 in cash, the issuance of 50,000 restricted shares of our common stock, and an option to purchase 50,000 shares of our common stock under our stock option plan with an exercise price equal to the fair market value at the date of grant.

These shares were issued on October 11, 2006 into the company shares of common stock.

No underwriters were involved in any of the foregoing distributions of securities.

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

Overview

On December 5, 2005, following the execution of a web-site development and services agreement signed between us, and Ocean-7 Development, Inc., a company experienced in Internet and software development, we announced the formation of DAG Interactive, a subsidiary of DAG Media, Inc., through which we operate our new Internet business, nextyellow.com. The objective of DAG Interactive is to introduce our unique and innovative software solution to the online Yellow Pages industry. DAG Interactive’s new business, nextyellow.com, utilizes a new, patent pending application which facilitates highly accurate and instant automated matching between consumers’ needs and businesses’ capabilities. To utilize this application, a customer visits our website and describes, as necessary, a certain need that the customer has for goods or services. Upon completing this description, our application characterizes the consumers’ requests by geographic location as well as by a DAG Interactive-developed category index and ultimately locates a businesses or vendors which provide the sought after services or goods, and automatically matches those businesses or vendors with the customer’s request. Upon completing the match, an automated message is sent from our system to those matching businesses or vendors who are ultimately responsible for following up on the lead and contacting the customer. In simplistic terms, businesses, service providers and retailers register and receive leads for prospective customers in their geographic coverage area and categories for a monthly fee and generate business in response to inquiries submitted by customers who visit our website.

The application, which covers the typical Yellow Pages index and more, transforms the old-fashioned “Let your fingers do the walking” way of thinking into a new paradigm: “Let the business do the walking” (a trademark of DAG Interactive), where businesses contact customers in response to customers’ inquiries.

On February 6, 2006, we entered into an Asset Purchase Agreement to sell the assets and liabilities of our two Jewish directories, The Jewish Israeli Yellow Pages and The Jewish Master Guide (also known as the Kosher Yellow Pages), to DAG-Jewish Directories, Inc., a buying entity that was established by a group of sales agencies’ owners and a few of our employees. The assets were sold for (i) $291,667 paid in cash at the closing; (ii) the delivery of a promissory note in the amount of $613,333 (which includes interest payments in the rate of 5% per annum) which will be paid in 24 consecutive monthly installments of $25,556 and (iii) DAG-Jewish Directories, Inc.’s assumption of liabilities relating to the Jewish directories business in the amount of $3,197,000. A definitive Asset Purchase Agreement was executed on February 6, 2006. We hired a prominent investment banker to conduct a valuation analysis and to provide a fairness opinion regarding the value of the directories to our shareholders.

The consummation of the sale was contingent upon several closing conditions, including our receipt of both shareholder approval and a fairness opinion. As of April 18, 2006, all the conditions were accomplished, and on April 20, 2006 the sale of Jewish directories business was completed, which was recorded as discontinued operations in the consolidated financial statements.

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

As we begin the operation of nextyellow.com through DAG Interactive, we will seek to acquire a new potentially larger and more profitable business, more suitable for operation in a publicly traded company that is synergistic with nextyellow.com. However we cannot assure you that we will acquire a business in this sector and we may use our available case for other viable acquisitions. We believe that the sale of our Jewish directories business, the commencement of nextyellow.com operation and the acquisition of a new business more suitable for operation in a public company are the best ways to enhance shareholder value and optimize asset growth.

On October 11, 2006, we entered into a Stock Agreement with Mr. Guy Mushkat, the founder and Chief Executive Officer of Shopila. Pursuant to the terms of the Stock Agreement, we purchased 80% of the issued and outstanding common shares of Shopila from him, in consideration for $100,000 in cash, the issuance of 50,000 restricted shares of our common stock, and an option to purchase 50,000 shares of our common stock under our stock option plan with an exercise price equal to the fair market value at the date of grant, and such options vesting annually in three equal consecutive installments, commencing October 11, 2007. In addition, as further provided by the Stock Agreement, we agreed to replace Mr. Guy Mushkat’s personal guaranties to Shopila’s liabilities up to, but not to exceed $90,000. In addition, the company paid $7,500 in acquisition costs. Accordingly the purchase price is approximately $318,000 including liabilities assumed.

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

The Company applies the provisions of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue when (i) persuasive evidence of an exchange arrangement exists, (ii) delivery of the product has occurred, (iii) the sales price charged is fixed or determinable, and (iv) collectability is reasonably assured.

Net sales include product sales, gross outbound shipping charges and related handling fees. The Company does not execute any explicit sales agreements with its customers. Customers are bound by the terms and conditions posted on its website and on Amazon web site (which includes both Amazon and the company terms and conditions). The products are standard consumer goods and expected to operate satisfactorily.

The products are shipped directly from our vendors to end customers, we record revenue and related costs at the gross amounts charged to the customer and paid to the vendor based on an evaluation of the criteria outlined in EITF No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent. Our evaluation as to recording sales gross versus net is performed based on a number of factors, including the fact that we are the primary obligor in such transactions and has latitude in establishing prices and selecting suppliers. We take title to the products sold upon shipment, bear credit risk and bear inventory risk for returned products that are not successfully returned to third-party suppliers. We have discretion in vendor selection, latitude in establishing the price charged, credit risk, and the risk of returns. The amount charged to the customer is included in the merchandise price charged to the customer, and the amount paid by us to the third party is included in cost of goods sold. We believe that this method is the appropriate revenue recognition method and properly presents our revenue.

Subscription revenues are recognized, as earned, over the subscription period.

Advertising revenues are recognized after the services have been provided.

The Company reviews long-lived assets for impairment at a minimum, on an annual basis and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Events and circumstances that may indicate that an asset is impaired include: a significant decrease in the market price of a long-lived asset (asset group); a significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition; a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group); a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); or a current expectation that, more likely than not, a long-lived (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We conduct our annual impairment test as of December 31 of each year.

If events and circumstances indicate that the carrying amount of an asset maynot be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. No impairment charges have been recorded during the years ended December 31, 2006 and 2005.

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

Results of operations

Years ended December 31, 2006 and 2005

Net Sales

Net sales for the year ended December 31, 2006 were $232,000. Net sales for the year ended December 31, 2005 were $0. Net sales of $212,000 represent sales made through Shopila’s market places since the acquisition of Shopila (on October 11, 2006). Through Shopila, we currently sell a broad range of products across three main categories which are as follows: electronics, beddings and jewelry. We sell directly through our website Shopila.com and via major marketplaces like Amazon.com and eBay.com. Advertising revenue of $11,000 represents the fee for managing advertising campaign for bedding and our advertising expenses. Subscription revenues of $10,000 were attributable to nextyellow.com operations for selling subscription.

Costs of Goods Sold

Costs of Goods Sold for the years ended December 31, 2006 were $189,000 compared to $0 for the same period in 2005. Cost of goods sold includes the purchase price of consumer products sold by the Company including shipping costs and handling fees. The cost can vary attributable to higher sales.

Selling expenses

Selling expenses for the year ended December 31, 2006 were $21,000. Selling expenses for the year ended December 31, 2005 were $0. Selling expenses includes market places fees which can vary between market places and depend on the product being sold. The majority of this amount includes fee payable to Amazon.com of $14,000 as the majority of our sales were through the Amazon web site.

Web Development costs

Web development costs for the years ended December 31, 2006 were $138,000 compared to $0 for the same period in 2005. These costs are attributable to nextyellow.com web development expenses.

Marketing Expenses

Marketing expenses for the year ended December 31, 2006 were $105,000 and marketing expense for the year ended December 31, 2005 were $0. This increase is primarily attributable to the beginning of the operation of Nextyellow.com in 2006 and Shopila marketing expenses from October 11, 2006. We expect marketing expenses to increase as a result of the growth related to the operation of Nextyellow.com and Shopila.

General and administrative costs

General and administrative expenses for the year ended December 31, 2006 were $885,000. General and administration expenses for the year ended December 31, 2005 were $651,000. This difference represents an increase of $234,000, or 35.9%, in 2006. This increase is primarily attributable to an increase in non-cash compensation expenses of $173,000 relating to the adoption of SFAS 123(R) effective January 1, 2006, increase in insurance expenses of $27,000, increase in public relations expense of $25,000 due to increase in the number of filings and press releases in 2006 and an increase in payroll expenses of $34,000 due to the acquisition of Shopila, offset by a decrease in professional fees of $78,000. We expect general and administrative expenses to increase as a result of the growth related to the operations of Nextyellow.com and Shopila, and as a result of ongoing expenses related to reporting company obligations and compliance, such as those mandated by the provision of the Sarbanes-Oxley Act and NASDAQ requirements.

Other income

For the year ended December 31, 2006 we had other income of $227,000 consisting mainly of dividends, interest and realized losses compared to other income of $513,000 for the year ended December 31, 2005. The decrease in other income is primarily attributable to realized losses on marketable securities in 2006 in the amount of $45,000 compare to realized gains on marketable securities in 2005 in the amount of $288,000.

(Loss) from continuing operations before provision for income taxes

Loss from continuing operations before provision for income taxes for the year ended December 31, 2006 was $867,000 compared to a loss of $138,000 for the year ended December 31, 2005. The increase in loss of $729,000 resulted mainly from the increase in operating costs due to the operations of next yellow and the acquisition of Shopila in October 11, 2006 and the decrease in other income.

Provision for income taxes

There was no provision for income taxes in 2005 and 2006.

Discontinued Operations

On April 20, 2006, we completed the sale of our Jewish directories business, The Jewish Israeli Yellow Pages and The Jewish Master Guide (also known as the Kosher Yellow Pages), to DAG-Jewish Directories, Inc., a buying entity that was established by a group of sales agencies’ owners and a few of our employees. The assets were sold for (i) $291,667 paid in cash at the closing; (ii) the delivery of a promissory note with payment totaling $613,333 (which includes interest payments in the rate of 5% per annum) which will be paid in 24 consecutive monthly installments of $25,556 and (iii) DAG-Jewish Directories, Inc.’s assumption of liabilities relating to the Jewish directories business in the amount of approximately $3,197,000. We recorded a gain on the sale of the Jewish directories business after direct related costs which includes legal, accounting, printing fees and other professional fees, totaled $768,000 in addition to a loss from operation of $75,000. Net gain from discontinued operations totaled $693,000 for the year ended December 31, 2006. As of December 31, 2006 the Company reduced it assets as well as its related liabilities in the amount of $361,000, due to determination that the amount not expected to be collected. In 2005 we had a loss from discontinued operations of $373,000, which $55,000 relate to the loss from the sale of the wholly owned subsidiary of $55,000 due to the release of the escrow account and the settlement made between us and Modern Holdings Incorporated, the buyer of Blackbook Photography, Inc. As agreed, the $55,000 was released from escrow and paid to the benefit of the buyer.

The gain from the sale of the Jewish directories business, on April 20, 2006, was calculated as follows:

Gain from the Sale of Jewish Directories.
Cash Proceeds	$ 534,000
Net liabilities assumed by the buyers	396,000
930,000
Direct related Costs:
Professional fees	162,000
Gain from the sale of Jewish Directories	768,000

Net (loss)

For the year ended December 31, 2006, there was a net loss of $174,000 compared to a net loss of $511,000 for the same period in 2005. This decrease in net loss is primarily attributable to the gain from the sale of Jewish directories business in 2006.

Liquidity and Capital Resources

At December 31, 2006, we had cash, cash equivalents, marketable securities and short-term investment (insurance annuity) of $7,014,000 and working capital of $6,529,000 compared to cash and cash equivalents of $7,400,000 and working capital of $7,018,000 at December 31, 2005. The decrease in cash and cash equivalents primarily reflects dividend payments of $314,246 in the first quarter of 2006, an increase in loss from operations and increase in the market value of marketable securities, offset by cash received on sale of the Jewish directories business, net of expenses of $310,000.

Net cash used in operating activities was $453,000 for the year ended December 31, 2006 compared $676,000 for the year ended December 31, 2005. The decrease in net cash used in operating activities primarily reflects a decrease in net loss from the prior year and a decrease in realized gain from the sale of marketable securities offset by a gain from the sale of the Jewish directories business.

Net cash provided by investing activities was $182,000 for the year ended December 31, 2006 compared to $3,108,000 for the year ended December 31, 2005. Net cash provided by investing activities was primarily the result of our sales of marketable securities and a change in our investment strategy offset by cash received on the sale of Jewish directories business, net of expenses.

Net cash used in financing activities was $309,000 for the year ended December 31, 2006 compared to $1,769,000 for the year ended December 31, 2005. Net cash used in financing activities for 2006 and 2005 reflects dividend payments of $314,000 in 2006 and dividend payments of $1,803,000 in 2005.

Until our initial public offering in 1999, our only source of funds was cash flow from operations, which funded both our working capital needs and capital expenditures. As a result of our initial public offering in May 1999, we received proceeds of approximately $6.4 million, which has increased our ability to pay operating expenses. We have no credit facilities. As of December 31, 2006, our funds were invested in money market, preferred stocks, annuities and other marketable securities.

Contractual Obligations

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Long-Term Debt Obligations	$104,506	$50,000	$54,506	—	—
Operating Lease Obligations	300,845	63,826	132,855	104,164	—
Total	$405,351	$113,826	$187,361	$104,164	—

In addition, we have an employment agreement with Assaf Ran. The agreement called for an annual salary of $75,000. Mr. Ran’s employment term renews automatically on July 1st of every year for successive one-year periods unless either party gives 180 days written notice of its intention to terminate the agreement. As of March 2003, the compensation committee approved an increase in Mr. Ran’s compensation to an annual base salary of $225,000. On March 15, 2006, the compensation committee approved Mr. Ran’s reduction of his annual salary by 50% for one year following the closing of the sale of the Jewish directories business.

We anticipate that our current cash balances together with our cash flows from operations will be sufficient to fund the production of our web sites as well as increases in our marketing and promotional activities for the next 12 months.

Recent Technical Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosure. The provisions of FIN 48 will be effective for the Company on January 1, 2007, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is in the process of assessing the impact of adopting FIN 48 on its results of operations and financial position. Management believes that the adoption of FIN 48 will not result in a liability in excess of amounts recorded in its financial statements as of December 31, 2006.

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows

Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on our consolidated financial statements.

Item 7.	Financial Statements

The consolidated financial statements of the company required by this item are set forth beginning on page F-1.

Item 8.   Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

As previously reported, on July 5, 2006, Goldstein Golub Kessler LLP resigned as our independent registered public accounting firm. The audit reports of Goldstein Golub Kessler LLP on our consolidated financial statements as of and for the two fiscal years ended December 31, 2005 and December 31, 2004 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. Our audit committee did not participate in Goldstein Golub Kessler LLP decision to resign.

In connection with the audits of the two fiscal years ended December 31, 2005, and review of the subsequent interim period through March 31, 2006 and through the date of this report, there were no disagreements between us and Goldstein Golub Kessler LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to Goldstein Golub Kessler LLP’s satisfaction, would have caused Goldstein Golub Kessler LLP to make reference in connection with its opinion to the subject matter of the disagreement.

On July 5, 2006, our Audit Committee engaged Amper Politziner & Mattia, PC as its new independent registered public accounting firm effective July 11, 2006. Prior to appointment as its independent registered public accounting firm, we did not consult Amper Politziner & Mattia, PC on any of the matters referenced in Regulation S-K Item 304(a)(2).

Item 8A. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006.

In connection with its audit of, and in the issuance of its report on our financial statements for the year ended December 31, 2006, Amper, Politziner & Mattia, P.C., included in their report to our Audit Committee of our Board of Directors a communication that identified certain items that it considers to be material weakness in the effectiveness of our internal controls pursuant to standards established by the Public Company Accounting Oversight Board. A “material weakness” is a reportable condition in which the design or operation of one or more of the specific control components has a defect or defects that could have a material adverse effect on an organization’s ability to record, process, summarize and report financial data in the financial statements in a timely manner.

Based on this evaluation of our internal controls, for the reason discussed below, our chief executive officer and chief financial officer have concluded that our disclosure controls were (1) not effective in design to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within our organization, as appropriate to allow timely decisions regarding required disclosures, and (2) not effective to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

This material weakness relates to our current lack of technical expertise necessary to prepare, report and disclose our tax position in our financial statements, which may restrict our ability to gather, analyze and report information relative to our tax related financial statements assertions in a timely matter, including insufficient documentation.

We are in the process of remediating this material weakness, which relate to our ability to prepare report and disclose our tax position in our financial statements. We are in the process of hiring additional tax experts to address the material weakness. We believe this remediation effort will enhance our ability to report our tax position in our financial statements. However, we believe that the tax liability in our financial statements is reasonable in all material respects. While remediating this material weakness is a very high priority for our management and our Audit Committee, we cannot assure you that our independent registered public accounting firm will agree with our management’s assessment that we have remediated it or that we will not encounter further instances of breakdowns in our internal control over financial reporting or disclosure controls and procedures.

Other than what was discussed above, no other change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Executive Officers and Directors

Our executive officers and directors and their respective ages are as follows:

Name	Age	Position

Assaf Ran	41	Chairman of the Board, Chief Executive Officer, President and Director
Inbar Evron-Yogev	34	Chief Financial Officer, Treasurer and Secretary
Phillip Michals (1,2,3)	37	Director
Eran Goldshmid (1,2,3)	40	Director
Michael Jackson (1,2,3)	42	Director
Mark Alhadeff	43	Director

__________

(1) Member of the Compensation Committee

(2)	Member of the Audit Committee
(3)	Member of the Nominating Committee

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

Mrs. Evron-Yogev our Chief Financial Officer joined DAG Media in March 2006 Mrs. Evron-Yogev is an Israeli licensed CPA and has professional experience in financial accounting. From 2003 until accepting her position with us, Mrs. Evron-Yogev worked at PriceWaterhouseCoopers (“PWC”) in New York City, as an experienced senior associate on an audit team. From 2000 to 2003 Mrs. Evron-Yogev worked at the Luboshitz Kasierer office of Arthur Andersen, in Tel-Aviv, Israel as a senior associate in an audit team.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent (10%) shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To the best of our knowledge, based solely on review of the copies of such forms furnished to us, or written representations that no other forms were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent (10%) shareholders were complied with during 2006.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions. This code of ethics is posted on our web site at www.dagmedia.com.

Audit Committee

We currently have an Audit Committee of the Board of Directors which was established in compliance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of our Audit Committee are Michael J. Jackson, Phillip Michals and Eran Goldshmid. The Board of Directors has determined that Michael Jackson, the chairman of the Audit Committee, is qualified as an Audit Committee Financial Expert pursuant to Item 401(e) of regulations S-B. Each of the Audit Committee members is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act, and their relevant experience is more fully described above.

Item 10. Executive Compensation.

The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2006, 2005 and 2004 by our Chief Executive Officer, or current Chief Financial Officer and former Chief Financial Officer. These individuals are referred to as the ‘‘named executive officers.’’

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
		($)	($)	($) (1)	($) (2)	($)

Assaf Ran Chief Executive Officer and President	2006 2005 2004	$ 147,615 $ 225,000 $ 224,154	— — $154,000	$ 170,897 — —	$ 4,248 $ 6,450 $ 9,000	$322,760 $231,450 $387,154

Inbar Evron-Yogev Chief Financial Officer, Treasurer and Secretary	2006(3)	$ 62,019	—	$ 6,309	—	$ 68,328

Yael Shimor-Golan (4) Chief Financial Officer, Treasurer and Secretary	2006 2005 2004	$ 19,730 $ 112,115 $ 108,224	— $ 25,000 —	— — —	— — —	$ 19,730 $137,115 $108,224

(1) Consists of stock options. Valuation is based FAS 123(R).

(2) Company’s matching contributions made to a simple master IRA plan.

(3) Ms. Evon-Yogev became our Chief Financial Officer, Secretary and Treasurer in March of 2006.

(4) Ms. Shimor-Golan resigned from the Company on March 15, 2006.

Employment Contracts

In March 1999, we entered into an employment agreement with Assaf Ran, our President and Chief Executive Officer. Mr. Ran’s employment term renews automatically on July 1st of each year for successive one-year periods unless either party gives 180 days written notice of its intention to terminate the agreement. Under the agreement, Mr. Ran receives an annual base salary of $75,000 and annual bonuses as determined by the compensation committee of the Board of Directors in its sole and absolute discretion and is eligible to participate in all executive benefit plans established and maintained by us. Under the agreement, Mr. Ran agreed to a one-year non-competition period following the termination of his employment. As of March 2003, the compensation committee approved an increase in Mr. Ran’s compensation to an annual base salary of $225,000. In August 2004, the Board of Directors awarded to Mr. Ran a one-time bonus of $154,000 due to the sale of Blackbook Photography Inc. Mr. Ran’s annual compensation was $148,000 $225,000, $378,154 during fiscal years 2006, 2005 and 2004. On March 15, 2006 the compensation committee approved Mr. Ran’s reduction of his annual salary by 50% for one year following the closing of the sale of the Jewish directories business.

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information concerning individual grants of stock options made pursuant to the 1999 Stock Option Plan during fiscal 2006 to each of the named executives. We have never granted any stock appreciation rights.

Individual Grants
Name (a)	Number of Securities Underlying Options Granted (#) (b)	Percent of Total Options Granted to Employees in Fiscal Year (%) (c)(1)	Exercise or Base Price ($/Sh) (d)	Expiration Date (e)
Assaf Ran Chief Executive Officer and President	140,000 (1)	100%	$2.26	March 15, 2011
Inbar Evron-Yogev Chief Financial Officer, Treasurer and Secretary	5,000 (2)	100%	$2.05	March 15, 2011

(1)

The options were granted on March 15, 2006. One third of such options vested immediately and the balance vest in equal annual installments on each anniversary of the grant date. The exercise price represents 110% of the fair market price on the date of grant.

(2)

5,000 shares of our common stock were granted to Inbar Evron-Yogev, our current Chief Financial Officer on March 15, 2006, the date she commenced employment with our company. One fifth of such options vested immediately and the balance vest in equal annual installments on each anniversary of the grant date. The shares were granted with an exercise price of $2.05 which was the fair market price on the date of grant

(3)	Ms. Shimor-Golan resigned from the Company on March 15, 2006.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding options to purchase our common stock by the named executive officers as of December 31, 2006.

Option Awards							Stock Awards

Name		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)

Assaf Ran Chief Executive Officer and President	2003(1) 2004(2) 2005(3) 2006(4)	70,000 70,000 70,000 46,666	— — — 93,334	— — — —	$1.77 $3.75 $4.47 $2.26	8/4/2008 7/12/2009 3/3/2010 3/15/2011	—	—	—	—

Inbar Evron- Yogev Chief Financial Officer, Treasurer and Secretary	2006(5)	1,000	4,000	—	$2.05	3/15/2011	—	—	—	—

(1)

The options were granted on August 4, 2003. One third of such options vested immediately and the balance vest in equal annual installments on each anniversary of the grant date. The exercise price represents 110% of the fair market price on the date of grant.

(2)

The options were granted on July 12, 2004. One third of such options vested immediately and the balance vest in equal annual installments on each anniversary of the grant date. The exercise price represents 110% of the fair market price on the date of grant.

(3)

The options were granted on March 3, 2005. One third of such options vested immediately and the balance vest in equal annual installments on each anniversary of the grant date. The exercise price represents 110% of the fair market price on the date of grant.

(4)

The options were granted on March 15, 2006. One third of such options vested immediately and the balance vest in equal annual installments on each anniversary of the grant date. The exercise price represents 110% of the fair market price on the date of grant.

(5)

5,000 shares of our common stock were granted to Inbar Evron-Yogev, our current Chief Financial Officer on March 15, 2006, the date she commenced employment with our company. One fifth of such options vested immediately and the balance vest in equal annual installments on each anniversary of the grant date. The shares were granted with an exercise price of $2.05 which was the fair market price on the date of grant

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)			(1)

Michael Jackson	$4,800	—	$7,895	—	—	—	$12,695

Phillip Michals	$4,800	—	$7,895	—	—	—	$12,695

Eran Goldshmid	$4,800	—	$7,895	—	—	—	$12,695

Mark Alhadeff	—	—	—	—	—	—	(2)

(1)	Consists of stock options. Valuation is based FAS 123(R).
(2)	Each of Assaf Ran and Mark Alhadeff do not received compensation in connection with there position on our board.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table, together with the accompanying footnotes, sets forth information, as of March 26, 2007, regarding stock ownership of all persons known by us to own beneficially more than 5% of our outstanding common stock, certain of our executive officers, all directors, and all of our directors and officers as a group:

Name of Beneficial Owner (1)	Title of Class	Amount and Nature of Beneficial Ownership (2)	Percentage of Class

Executive Officers and Directors
Assaf Ran (3)	Common	1,583,261	48.92%
Inbar Evron-Yogev (4)	Common	2,000	*
Michael Jackson (4)	Common	28,000	*
Phillip Michals (4)	Common	28,000	*
Eran Goldshmid (4)	Common	35,000	1.10%
Mark Alhadeff (5)	Common	85,000	2.63%

All officers and directors as a group	Common	1,761,261	54.42%

* Less than 1%

(1)	The addresses of the persons named in this table are as follows:

Assaf Ran, Inbar Evron-Yogev –

c/o DAG Media Inc, 192 Lexington Avenue, New York NY 10016

Michael Jackson –

488 Madison Avenue, New York, NY 10022

Phillip Michals –

67 Wall Street, New York, NY 10005

Eran Goldshmid –

65 Broadway, New York, NY 10006

(2)          A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the filing of this report upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from the filing of this report have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on 3,305,190 shares issued and 3,236,460 outstanding on March 26, 2007.

(3)           Includes 256,666 shares that are vested options as of December 31, 2006.

(4)          All of the shares beneficially owned by Inbar Evron-Yogev, Michael Jackson, Phillip Michals and Eran Goldshmid are vested options as of December 31, 2006.

(5)          Includes 25,000 shares that are vested options as of December 31, 2006.

Equity Compensation Plan Information

The following table summarizes the (i) options granted under the DAG Media 1999 Stock Option Plan, and (ii) options and warrants granted outside the DAG Media Option Plan, as of December 31, 2006. The shares covered by outstanding options and warrants are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events. No other equity compensation has been issued.

	Equity Compensation Plan Table

	Number of securities(1) to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities(1) remaining available for future issuance under equity compensation plans

Equity Compensation Plans Approved By Security Holders

Grants under the DAG Media, Inc. 1999 Stock Option Plan	578,000	$2.68	227,000
Equity Compensation Plans Not Requiring Approval By Security Holders

Aggregate Individual Option Grants	0	0	Not applicable

Total	578,000	$2.68	227,000

(1) Reflect shares of DAG Media common stock.

The aggregate individual option grants outside the Stock Option Plan referred to in the table above include options granted to consultants and providers of certain services to us.

Item 12. Certain Relationships and Related Transactions and Director Independence

Ocean-7 currently holds a 20% interest in DAG Interactive, our subsidiary. Mark Alhadeff is the controlling shareholder of Ocean-7. Effective December, 2005 Mr. Alhadeff became a member of our Board of Directors.

As provided by the Asset Purchase Agreement some transition services agreements were signed by and between our company, Assaf Ran, our President and Chief Executive Officer, and DAG-Jewish Directories, Inc. in order to assist in the transition for both companies. Under the various transition services agreements, our company and Mr. Ran have already provided legal, accounting as well as consulting services to executive management, and DAG-Jewish Directories, Inc. has provided referral services to us as well as a two month sublease of their offices to us.

Director Independence

Our Board of Directors is comprised of Assaf Ran, Michael J. Jackson, Mark Alhadeff, Phillip Michal and Eran Goldshmid.

Under NASDAQ rules, a Director will only qualify as an “independent director” if, in the opinion of our Board of Directors, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director. Our Board of Directors has determined that none of Phillip Michals, Eran Goldshmid or Michael Jackson has a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director and that each of these Directors is an “independent director” as defined under Rule 4200(a)(15) of the NASDAQ Stock Market, Inc. Marketplace Rules.

Board of Directors and Committees

The Board of Directors held five meetings during fiscal year 2006. During fiscal year 2006, our Audit Committee held four meetings, our Compensation Committee held one meeting and our Nominating Committee held no meetings. Each of our Audit Committee, Compensation Committee and Nominating Committee were comprised of Messrs. Michael J. Jackson, Eran Goldshmid and Phillip Michals, each of whom is an “independent director”. All of our Directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. All directors attended or participated in at least [75%] of the aggregate number of meetings of the Board and its committees, on which each Director served. All Directors attended our annual meeting. It is our policy that directors are invited and encouraged to attend our Board, annual and, where applicable, committee meetings.

Each of our committees has a charter. Current copies of each committee’s charter are posted on our website at www.dagmedia.com.

Nominating Committee

The Nominating Committee is responsible for nominating director candidates for the Annual Meeting of Stockholders each year and will consider director candidates recommended by stockholders. In considering candidates submitted by stockholders, the Nominating Committee will take into consideration the needs of the board and the qualifications of the candidate. The Nominating Committee may also take into consideration the number of shares held by the recommending stockholder and the length of time that such shares have been held. To have a candidate considered by the Nominating Committee, a stockholder must submit the recommendation in writing and must include the following information: the name of the stockholder and evidence of the person’s ownership of our stock, including the number of shares owned and the length of time of ownership; also - the name of the candidate, the candidate’s resume or a listing of his or her qualifications to be a director of DAG and the person’s consent to be named as a director if selected by the Nominating Committee and nominated by the Board.

The Nominating Committee believes that the minimum qualifications for service as a director are that a nominee possess an ability, as demonstrated by recognized success in his or her field, to make meaningful contributions to the board’s oversight of our business and affairs and an impeccable reputation of integrity and competence in his or her personal or professional activities. The Nominating Committee’s evaluation of potential candidates shall be consistent with the board’s criteria for selecting new directors.

Such criteria include an understanding of our business environment and the possession of such knowledge, skills, expertise and diversity of experience so as to enhance the board’s ability to manage and direct our affairs and business, including when applicable, to enhance the ability of committees of the board to fulfill their duties and/or satisfy any independence requirements imposed by law, regulation or listing requirements.

The stockholder recommendation and information described above must be sent to the Company’s Chief Financial Officer at 192 Lexington Avenue New York, New York 10016, on a timely basis in order to be considered by the Nominating Committee, within the time periods set forth in the “Stockholder Proposals” section set forth in our proxy statement. The Nominating Committee may also receive suggestions from current board members, company executive officers or other sources, which may be either unsolicited or in response to requests from the Nominating Committee for such candidates. The Nominating Committee also, from time to time, may engage firms that specialize in identifying director candidates.

Once a person has been identified by the Nominating Committee as a potential candidate, the Nominating Committee may collect and review publicly available information regarding the person to assess whether the person should be considered further. If the Nominating Committee determines that the candidate warrants further consideration, the Chairman or another member of the Nominating Committee may contact the person. Generally, if the person expresses a willingness to be considered and to serve on the board, the Nominating Committee may request information from the candidate, review the person’s accomplishments and qualifications and may conduct one or more interviews with the candidate. The Nominating Committee may consider all such information in light of information regarding any other candidates that the Nominating Committee might be evaluating for membership on the board. In certain instances, Nominating Committee members may contact one or more references provided by the candidate or may contact other members of the business community or other persons that may have greater first-hand knowledge of the candidate’s accomplishments. The Nominating Committee’s evaluation process does not vary based on whether or not a candidate is recommended by a stockholder, although, as stated above, the board may take into consideration the number of shares held by the recommending stockholder and the length of time that such shares have been held.

Audit Committee

Our Audit Committee assists our Board in its oversight of our financial reporting and accounting processes. Management has the primary responsibility for the preparation of financial statements and the reporting processes, including the system of internal controls. Our independent registered public accountants are responsible for auditing our annual financial statements and issuing a report on the financial statements. In this context, the oversight function of our Audit Committee includes:

•	a review of the audits of our financial statements, including the integrity of our financial statements;
•	a review of our compliance with legal and regulatory requirements;
•

a review of the performance of our independent registered public accountants, including the engagement of the independent registered public accountants and the monitoring of the independent registered public accountants’ qualifications and independence;

•	the preparation of the report required to be included in our annual proxy statement in accordance with Securities and Exchange Commission rules and regulations; and
•	a review of the quarterly and annual reports filed with the Securities and Exchange Commission.

The Audit Committee was established in accordance with section 3(a)(58)A) of the Exchange Act. All of the members of the Audit Committee are independent as defined in Rule 4200(a)(15) of the National Association of Securities Dealers (“NASD”). In addition, our Board has determined that Mr. Michael J. Jackson satisfies the definition of a “financial expert” as set forth in Item 401(e) of Regulation S-B promulgated by the SEC.

Audit Committee Report

The Audit Committee oversees our financial reporting process on behalf of the Board of Directors. The Audit Committee consists of three members of the Board of Directors who meet the independence and experience requirements of NASDAQ.

Our Audit Committee retains our independent registered public accounting firm and approves in advance all permissible non-audit services performed by them and other auditing firms. Although management has the primary responsibility for the financial statements and the reporting process including the systems of internal control, the Audit Committee consults with management and our independent registered public accounting firm regarding the preparation of financial statements, the adoption and disclosure of our critical accounting estimates and generally oversees the relationship of the independent registered public accounting firm with our company.

The Audit Committee has reviewed the Company’s audited consolidated financial statements for the year ended December 31, 2006. In conjunction with its review, the Audit Committee has met with our management to discuss the audited consolidated financial statements. In addition, we have discussed with our independent auditors, Amper, Politziner & Mattia , the matters required pursuant to Statement on Accounting Standards No. 61 and has received the written disclosures and the letter from Amper, Politziner & Mattia  required by the Independence Standards Board Standard No. 1. The Audit Committee has also discussed with Amper, Politziner & Mattia its independence from management and us. Amper has full and free access to the Audit Committee and has frequently met with the Audit Committee throughout the year.

Based on this review and discussion, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, for filing with the Securities and Exchange Commission.

By the Audit Committee of the Board of Directors of DAG Media, Inc.

Michael J. Jackson

Eran Goldshmid

Philip Michals

Compensation Committee

The purpose of our Compensation Committee is to discharge the responsibilities of our Board relating to compensation of our executive officers. Specific responsibilities of our Compensation Committee include:

•	establishing and periodically reviewing our compensation philosophy and the adequacy of compensation plans and programs for our executive officers and other employees;
•	establishing compensation arrangements and incentive goals for our executive officers and administering compensation plans;
•	reviewing the performance of our executive officers and awarding incentive compensation and adjusting compensation arrangements as appropriate based upon performance; and
•	reviewing and monitoring our management development and succession plans and activities.

The Compensation Committee is comprised entirely of directors who satisfy the standards of independence applicable to compensation committee members established under 162(m) of the Internal Revenue Code and Section 16(b) of the Securities Exchange Act of 1934, as amended.

Stockholder Communications

The board has established a process to receive communications from stockholders. Stockholders and other interested parties may contact any member (or all members) of the board, or the non-management directors as a group, any board committee or any chair of any such committee by mail or electronically. To communicate with the board of directors, any individual director or any group or committee of directors, correspondence should be addressed to the board of directors or any such individual directors or group or committee of directors by either name or title. All such correspondence should be sent “c/o Corporate Secretary” at 192 Lexington Avenue New York, New York 10016.

All communications received as set forth in the preceding paragraph will be opened by the Secretary of the Company for the sole purpose of determining whether the contents represent a message to our directors. Any contents that are not in the nature of advertising, promotions of a product or service, patently offensive material or matters deemed inappropriate for the board of directors will be forwarded promptly to the addressee. In the case of communications to the board or any group or committee of directors, the Company Secretary will make sufficient copies of the contents to send to each director who is a member of the group or committee to which the envelope or e-mail is addressed.

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

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (1)
3.2	By-laws of the Company (1)
4.1	Specimen Stock Certificate (2)
4.2	Form of Underwriter’s Warrant (1)
10.1*	Employment Agreement dated March 1, 1999 by and between Assaf Ran and the Company (1)
10.2*	Form of the Company’s 1999 Stock Option Plan As Amended (3)
10.3	Web Site Company Formation, Development and Services Agreement dated December 5, 2005 by and between DAG Media, Inc. and Ocean-7 Development, Inc. (4)
10.4	Asset Purchase Agreement by and between DAG Media, Inc. and DAG-Jewish Directories, Inc. (5)
10.5	Lease Agreement by and between DAG Media, Inc. and Cres, Inc. for the premises located at 192 Lexington Avenue, New York, New York 10016. (6)
10.6	Stock Purchase Agreement by and between DAG Media, Inc. and Guy Mushkat dated October 11, 2006. (7)
16.1	Letter from Goldstein Golub Kessler LLP, dated July 11, 2006 to the Securities and Exchange Commission. (8)
23.1	Consent of Goldstein Golub Kessler LLP, dated March 26, 2007. (filed herewith)
23.2	Consent of Amper Politzer and Mattia LLP, dated March 23, 2007. (filed herewith)
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act (filed herewith)
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act (filed herewith)
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act (furnished herewith)
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act (furnished herewith)
* Compensation plan or arrangement for current or former executive officers and directors.
(1) Previously filed as exhibit to Form SB-2 on March 10, 1999.
(2) Previously filed as exhibit to Form SB-2/A on April 23, 1999.
(3) Previously filed as exhibit to Form S-8 on February 8, 2002.
(4) Previously filed as exhibit to Form 8-K on December 12, 2005.
(5) Previously filed as exhibit to Form 8-K on February 10, 2006.
(6) Previously filed as an exhibit to Form 10-KSB on August 14, 2006.
(7) Previously filed as an exhibit to Form 8-K on October 17, 2006.
(8) Previously filed as exhibit to Form 8-K on July 11, 2006.

Item 14. Principal Accountant Fees and Services

Through September 30, 2005, Goldstein Golub Kessler LLP, our former independent registered public accounting firm, had a continuing relationship with American Express Tax and Business Services Inc. from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provide non-audit services. Subsequent to September 30, 2005, this relationship ceased and the firm established a similar relationship with RSM McGladrey, Inc. Goldstein Gloub Kessler LLP has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of the Goldstein Golub Kessler LLP.

On July 5, 2006, the Company’s Audit Committee engaged Amper Politziner & Mattia, PC as its new independent registered public accounting firm effective July 11, 2006. Prior to appointment as its independent registered public accounting firm, the Company has not consulted Amper Politziner & Mattia, PC on any of the matters referenced in Regulation S-K Item 304(a)(2):

(a)	Audit Fees

2006

The aggregate fees billed during 2006 by Amper Politzer and Mattia LLP, our principal accountant, were $66,000, covering the audit of our annual financial statements and the review of our financial statements for the second and third quarters of 2006.

The aggregate fees billed during 2006 by Goldstein Golub Kessler LLP, our former principal accountant, were $5,500, covering the review for the first quarter of 2006

2005

The aggregate fees billed during 2005 by Goldstein Golub Kessler LLP, our principal accountant, were $58,047, covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2005.

(b)	Audit-Related Fees

The audit-related fees billed by Goldstein Golub Kessler LLP our former principal accountants during 2006 was $13,355 in connection with the selling of our Jewish Directories, compared with $0 in 2005.

There were no audit-related fees billed by Amper Politzer and Mattia LLP, our principal accountant during 2006.

Tax Fees

No fees for services related to tax compliance, tax advice and tax planning were billed by our principal accountants in 2006 and 2005.

All Other Fees

Our principal accountants billed no other fees, beyond those disclosed in this Item 14, in 2006 and 2005.

Audit Committee Administration of the Engagement

Our Audit Committee approved the engagement with Goldstein Golub Kessler LLP, our principal accountant, in advance. No non-audit services were approved by the audit committee in 2006.

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

DAG Media, Inc.

By: /s/ Assaf Ran

Assaf Ran, President, Chief Executive
Officer and Chairman of the Board of Directors

Date: March 26, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 26, 2007:

Signature	Date	Title

/s/ Assaf Ran Assaf Ran	March 26, 2007	President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

/s/ Inbar Evron-Yogev Inbar Evron-Yogev	March 26, 2007	Chief Financial Officer (principal financial and accounting officer)

/s/ Phillip Michals Phillip Michals	March 26, 2007	Director

/s/ Eran Goldshmid Eran Goldshmid	March 26, 2007	Director

/s/ Michael Jackson Michael Jackson	March 26, 2007	Director

/s/ Mark Alhadeff Mark Alhadeff	March 26, 2007	Director

DAG MEDIA, INC.

Index to Consolidated Financial Statements

Page Number

Reports of Independent Registered Public Accounting Firms	F-2 - F-3

Consolidated Financial Statements:

Balance Sheet at December 31, 2006	F-4

Statements of Operations for the years

ended December 31, 2006 and 2005	F-5

Statements of Changes in Shareholders’ Equity

for the years ended December 31, 2006 and 2005	F-6

Statements of Cash Flows for the

years ended December 31, 2006 and 2005	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Dag Media, Inc.

We have audited the accompanying consolidated balance sheet of Dag Media, Inc. and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dag Media, Inc. and Subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the adjustments to the 2005 financial statements to retrospectively apply the change in accounting for discontinued operations of the Jewish directories, as described in Note 1. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2005 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any form of assurance on the 2005 financial statements taken as a whole.

During the year ended December 31, 2006, and as discussed in Note 2, the Company changed its method of accounting for stock-based compensation.

By: /s/ Amper, Politziner & Mattia, P.C.

Amper, Politziner & Mattia, P.C

March 23, 2007

New York, New York

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Dag Media, Inc.

We have audited, before the effects of the adjustments to retrospectively apply the change in presentation for the discontinued operations of the Jewish directories described in Note 1, the consolidated statements of operations, shareholders’ equity, and cash flows of Dag Media, Inc. and subsidiary for the year ended December 31, 2005 (the 2005 financial statements before the effects of the change in presentation discussed in Note 1 are not presented herein). The 2005 financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2005 consolidated statements of operations, stockholders’ equity, and cash flows, before the effects of the adjustments to retrospectively apply the change in presentation for the discontinued operations of the Jewish directories described in Note 1, present fairly, in all material respects, the results of operations and cash flows of Dag Media, Inc. and subsidiary for the year ended December 31, 2005 in conformity with United States generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the adjustments to retrospectively apply the change in presentation for the discontinued operations of the Jewish directories described in Note 1 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Amper, Politziner & Mattia, P.C.

By:/s/Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB KESSLER LLP

New York, New York

March 26, 2007

DAG MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2006

Assets
Current assets:
Cash and cash equivalents	$ 3,630,937
Marketable securities	2,267,134
Short term investment – insurance annuity contract – at fair value	1,116,350

Total cash and cash equivalents, marketable securities and short term investments	7,014,421

Trade accounts receivable	6,122
Due from purchasers- current portion	368,104
Other current assets	38,590

Total current assets	7,427,237

Property and equipment, net	16,483
Goodwill and other intangible assets, net	454, 470
Capitalized web development costs, net	123,359
Due from purchasers- non current portion	97,222
Other assets	142,515

Total assets	$ 8,261,286

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$ 228,979
Promissory note	50,000
Income taxes payable	341,681
Deferred gain from the sale of Jewish Directories- current portion	243,057
Current liabilities of discontinued operations	35,000

Total current liabilities	898,717
Long term liabilities:
Line of credit	54,506
Deferred tax liability	67,600
Deferred gain from the sale of Jewish Directories- non current portion	97,222

Total Liabilities	1,118,045

Commitments and contingencies (Note 11)

Minority Interest	66,724

Shareholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; no shares issued	—
Common shares - $.001 par value; 25,000,000 authorized; 3,305,190 issued and 3,236,460 outstanding	3,305
Additional paid-in capital	9,023,309
Treasury stock, at cost- 68,730 shares	(231,113)
Accumulated other comprehensive loss	(127,595)
Accumulated deficit	(1,591,389)

Total shareholders’ equity	7,076,517

Total liabilities and shareholders’ equity	$ 8,261,286

The accompanying notes are an integral part of these consolidated financial statements.

DAG MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

Net Sales	$ 232,192	$ —
Cost of goods sold	189,290	—

Gross profit	42,902	—
Operating costs and expenses:
Selling expenses	21,035	—
Web development expenses	137,666	—
Marketing expenses	105,101	—
General and administrative expenses	885,688	651,448

Total operating costs and expenses	1,149,490	651,448

Loss from operations	(1,106,588)	(651,448)

Interest income	258,268	224,977
Realized (loss) gain on marketable securities	(45,611)	288,008
Other income	14,232	—

Total other income	226,889	512,985

(Loss) from continuing operations before provision for income taxes and minority interest	(897,699)	(138,463)
Tax benefit	—	—

(Loss) from continuing operations before minority interest	(897,699)	(138,463)

Minority interest	12,776	—

(Loss) from continuing operations	(866,923)	(138,463)

Discontinued Operations:
Gain (loss) on the sale of discontinued operations (net of tax effect of 0 in 2006 and 2005)	767,939	(55,000)
Loss from discontinued operations	(75,129)	(317,590)

(Loss) income from discontinued operations	692,810	(372,590)

Net (loss)	$ (174,113)	$ (511,053)

Basic and diluted net income (loss) per common share outstanding
Continuing operations	$(0.27)	$(0.04)
Discontinued operations	$0.22	$(0.12)

Net (loss) per common share	$(0.05)	$(0.16)

Weighted average number of common shares outstanding
Outstanding - Basic and diluted	3,177,765	3,118,381

The accompanying notes are an integral part of these consolidated financial statements

DAG MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common Stocks		Additional Paid-in Capital	Treasury Shares		Stock Subscription Receivable	Deferred Compensation	Accumulated other comprehensive income (loss)	Retained Earning (Accumulated Deficit)	Totals

	Shares	Amount		Shares	Cost

Balance, December 31, 2004	3,170,190	$3,170	$8,497,034	68,730	$(231,113)	—	$(53,920)	$17,312	$343,963	$8,576,446

Issuance of common stock from exercise of options	21,000	21	34,399							34,420

Issuance of common stock to related party for services not yet performed	20,000	20	47,380			(47,400)				—

Non cash compensation			11,361				27,079			38,440

Dividend declared to be paid at 1/5/2006 ($0.10 per share)									(1,250,186)	(1,250,186)

Unrealized loss on preferred stocks and other marketable securities								(420,824)		(420,824)

Net loss for the year ended December 31, 2005									(511,053)	(511,053)

Total comprehensive loss										(931,877)

Balance, December 31, 2005	3,211,190	3,211	8,590,174	68,730	(231,113)	(47,400)	(26,841)	(403,512)	(1,417,276)	6,467,243

Issuance of common stock from exercise of options	4,000	4	5,516							5,520

Services performed for shares issued previous year						47,400				47,400

Non cash compensation			183,012				11,592			194,604

Non cash compensation to related party for service performed			108,846							108,846

Issuance of common stock to related parties	40,000	40	80,560							80,600

Issuance of common stock to Guy Mushkat for Shopila acquisition	50,000	50	70,450							70,500

Options forfeited			(15,249)				15,249			—

Unrealized gain on preferred stocks and other marketable securities								275,917		275,917

Net loss for the year ended December 31, 2006									(174,113)	(174,113)

Total comprehensive lncome										101,804

Balance, December 31, 2006	3,305,190	$3,305	$9,023,309	68,730	$(231,113)	—	—	$(127,595)	$(1,591,389)	$7,076,517

The accompanying notes are an integral part of these consolidated financial statements.

DAG MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Cash flows from operating activities: Net (loss)	$ (174,113)	$ (511,053)
Adjustment to reconcile net (loss) income to net cash used in operating activities -
Gain on sale of Jewish Directories	(481,468)	—
Depreciation and amortization	44,150	14,856
Non cash compensation expense	305,848	38,439
Minority interest	(12,776)	—
Realized loss (gain) on sale of marketable securities	45,611	(288,008)
Gain on the sale of fixed assets	(14,232)	—
Changes in operating assets and liabilities net of effects of disposition -
Accounts receivable	(6,122)	—
Other current and non current assets	(9,638)	1,483
Accounts payable and accrued expenses	147,206	5,811
Due from purchasers	(125,047)
Income taxes payable	(25,652)	—
Assets and liabilities from discontinued operations	(146,900)	62,323

Net cash used in operating activities	(453,133)	(676,149)

Cash flows from investing activities:
Investment in preferred stocks, other marketable securities and annuity contract	(2,591,432)	(14,497,087)
Proceeds from sale of marketable securities	2,628,275	17,610,799
Investment in convertible loan	(25,000)	—
Acquisition of Shopila	(107,500)	—
Purchase of fixed assets	(18,729)	—
Proceeds from sale of fixed assets	9,213	—
Capitalized web development costs	(22,429)	—
Cash received on sale of Jewish Directories, net of expenses	309,971
Assets of discontinued operations	—	(6,072)

Net cash provided by investing activities	182,369	3,107,640

Cash flows from financing activities:
Proceeds from exercise of options	5,520	34,421
Dividends paid	(314,246)	(1,803,227)

Net cash used in financing activities	(308,726)	(1,768,806)

Net (decrease) increase in cash and cash equivalents	(579,490)	662,685

Cash and cash equivalents, beginning of year	4,210,427	3,547,742

Cash and cash equivalents, end of year	$ 3,630,937	$ 4,210,427

Supplemental Cash Flow Information:
Taxes paid during the year	$ 25,535	$ 176,414

Common stock issued to Ocean 7 and in regards to Shopila acquisition	$ 151,100	—

Capitalized software acquired through issuance of stock and grant of options	$ 47,400	$ 47,400

Acquisition of company :
Liabilities assumed	(140,000)
Goodwill and other intangibles	465,100
Deferred tax liability	(67,600)
Minority interest	(79,500)
Less – Stock issued	(70,500)

Net cash paid	$ 107,500

The accompanying notes are an integral part of these consolidated financial statements.

DAG MEDIA, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

1.	The Company

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

On October 11, 2006, we entered into a Stock Purchase Agreement (the “Stock Agreement”) with Mr. Guy Mushkat, the founder and Chief Executive Officer of Shopila. Pursuant to the terms of the Stock Agreement, we purchased 80% of the issued and outstanding common shares of Shopila from him, in consideration for $100,000 in cash, the issuance of 50,000 restricted shares of our common stock, par value $0.001 (the “Common Stock”), and an option to purchase 50,000 shares of our Common Stock under our stock option plan with an exercise price equal to the fair market value at the date of grant. Such options vest annually in three equal consecutive installments, commencing October 11, 2007. In addition, as further provided by the Stock Agreement, we agreed to replace Mr. Guy Mushkat’s personal guarantees on Shopila’s liabilities up to, but not to exceed $90,000, in addition the company paid acquisition costs in the amount of $7,500. Accordingly the purchase price is approximately $318,000 including liabilities assumed.

Shopila is an e-commerce company that sales products between wholesale suppliers and online shoppers, buying products at low prices from wholesalers and selling them online to consumers at www.shopila.com. Shopila has developed an advanced software technology, Virtual Octopus ™ (V-Octopus ™), which is designed to automatically get product data information from many different suppliers, process that data on company’s unique requirements and formulate and then publish the processed data on different marketplaces, thereby generating the best prices on the web. Shopila’s fully-automated back-end system has been designed to streamline transactions from multiple suppliers and wholesalers.

Dispositions

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

The assets were sold for (i) $291,667 in cash at the closing; (ii) the delivery of a promissory note with payment totaling $613,333 (which includes interest payments in the rate of 5% per annum) which is to be paid in 24 consecutive monthly installments of $25,556 and (iii) the Buyer’s assumption of liabilities relating to the Jewish directories business in the amount of approximately $3,197,000. As of December 31, 2006 the Company reduced it assets as well as its related liabilities in the amount of approximately $361,000, due to determination that the amount not expected to be collected. We recorded a gain on the sale of the Directories amounting to $767,939 which is net of certain liabilities assumed by the buyers and approximately $160,000 for legal and other professional fees. The actual closing of the sale was held on April 20, 2006. The remaining $340,279 of the purchase price which bears interest at 5% per annum will be recognized as a gain upon cash receipt or when there is no significant uncertainty about realization of the amount receivable. We determined that this transaction does not create a variable interest entity requiring consolidation under FIN 46R, Consolidation of Variable Interest Entities.

Accordingly, we have reflected the sale of the Directories as a discontinued operation in the accompanying financial statements for all periods presented. As a result, revenues, publishing costs, and related expenses have been reclassified in the statement of operations and are shown separately as a net amount under the caption loss from discontinued operation for all periods presented. Accordingly, we recorded a loss from discontinued operations totaling $75,129 for the year ended December 31, 2006. In 2005 we had a loss from discontinued operations of approximately $373,000, in which $55,000 relate to the loss from the sale of our wholly owned subsidiary due to the release of the escrow account and the settlement made between us and Modern Holdings Incorporated, the buyer of Blackbook Photography, Inc. As agreed, the $55,000 was released from escrow and paid to the benefit of the buyer.

Net revenue from the discontinued operations was $1,370,242 and $4,447,430, for the years ended December 31, 2006 and 2005, respectively.

2.	Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of DAG Media, Inc., its 80% owned subsidiary, DAG Interactive, Inc., (incorporated December 5, 2005) and its 80% owned subsidiary, Shopila Corporation (“Shopila”) from October 11, 2006, the date on which Shopila was acquired.

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

Marketable Securities and Short Term Investment –Insurance Annuity Contract

Marketable securities are reported at fair value and are classified as available-for-sale. Unrealized gains and losses from those securities are reported as a separate component of shareholders’ equity, net of the related tax effect. Realized gains and losses are determined on a specific identification basis. None of the assets classified as marketable securities constitute investments in debt securities. Accordingly, no additional disclosure is needed under paragraph 20 of SFAS 115, Accounting for Certain Investments in Debt and Equity Securities.

On June 25, 2003, the Company purchased a 5-year Guaranteed Growth Annuity (GGA) contract for $1 million. The annuity guarantees interest of 3.65% for its first two years; 3.00% for the following two years, and has a minimum guaranteed interest rate of 3.00% for the remaining period.

The Company’s securities consist of the following:

As of 12/31/2006	Fair Value	Cost	Holding Gains (Losses)
Insurance Annuity Contract	$1,116,350	$1,000,000	$116,350
Marketable Securities	2,267,134	2,511,079	(243,945)
Total	$3,383,484	$3,511,079	$(127,595)

As of 12/31/2005	Fair Value	Cost	Holding Gains (Losses)
Insurance Annuity Contract	$1,083,923	$1,000,000	$83,923
Marketable Securities	2,106,097	2,593,532	(487,435)
Total	$3,190,020	$3,593,532	$(403,512)

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful economic lives of the assets, ranging from three to five years. Leasehold improvements are amortized over the shorter of the lease agreement or the useful life of the assets.

Goodwill and other Intangible Assets, net

Goodwill and other intangible assets includes Goodwill which is not amortized. Tradenames and Technology are amortized over their estimated useful lives of 5 years.

The following summarize the carrying amounts of acquired intangible assets, Goodwill and related amortization:

	As of December 31, 2006
	Gross Carrying Amounts	Accumulated Amortization
Amortized intangible assets:
Tradenames	$ 97,000	$ 6,101
Technology	72,000	4,529
Total	169,000	10,630
Unamortized intangible assets:
Goodwill	296,100	—
Total Goodwill and Trademarks	$ 465,100	$ 10,630

Amortization expense for the year ended December 31, 2006 was $ 10,630.

Estimated amortization expenses:

For year ended 12/31/2007 -	$33,800
For year ended 12/31/2008 -	$33,800
For year ended 12/31/2009 -	$33,800
For year ended 12/31/2010 -	$33,800
For year ended 12/31/2011 -	$23,170

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

Revenue Recognition

The Company applies the provisions of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue when (i) persuasive evidence of an exchange arrangement exists, (ii) delivery of the product has occurred, (iii) the sales price charged is fixed or determinable, and (iv) collectibility is reasonably assured.

Net sales include product sales, gross outbound shipping charges and related handling fees. The Company does not execute any explicit sales agreements with its customers. Customers are bound by the terms and conditions posted on its website and on Amazon web site (which includes both Amazon and the company terms and conditions). The products are standard consumer goods and expected to operate satisfactorily.

The products are shipped directly from the Company’s vendors to end customers. The Company records revenue and related costs at the gross amounts charged to the customer and paid to the vendor based on an evaluation of the criteria outlined in EITF No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent. The Company’s evaluation as to recording sales gross versus net is performed based on a number of factors, including the fact that the Company is the primary obligor in such transactions and has latitude in establishing prices and selecting suppliers. The Company takes title to the products sold upon shipment, bears credit risk and bears inventory risk for returned products that are not successfully returned to third-party suppliers. The Company has discretion in vendor selection, latitude in establishing the price charged, credit risk, and the risk of returns. The amount charged to the customer is included in the merchandise price charged to the customer, and the amount paid by the Company to the third party is included in cost of goods sold.

Subscription revenues are recognized, as earned, upon completion of the subscription period.

Advertising revenues are recognized after the services have been provided.

Deferred revenue

Deferred revenues represent amounts collected from, or invoiced to, customers in excess of revenues earned. This result primarily from the billing of customers for listing subscriptions in advance of amounts earned. The amount of deferred revenue will increase or decrease based on the timing of invoices and recognition of subscription revenues.

Cost of Goods Sold

Cost of goods sold includes the purchase price of consumer products sold by the Company, inbound and outbound shipping charges to the Company and packaging supplies. All other costs, including Amazon, E-bay fees and credit card fees, are included in selling, general and administrative expenses in the consolidated statements of operations.

Web Development Costs

Costs incurred to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the software in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs related to design or maintenance of internal-use software are expensed as incurred. For the years ended 2006, we capitalized approximately $148,000 (including $126,000 of stock-based compensation) and $22,000 of costs associated with website development. We are amortizing the capitalized web development costs, over an estimated useful life of 3 years. Amortization expenses for the year ended December 31, 2006 was $25,000.

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

578,000 and 504,000 stock options were not included in the diluted earnings per share calculation for the 2006 and 2005 fiscal year, respectively, as their effect would have been anti-dilutive.

Long-Lived Assets including Goodwill

The Company reviews long-lived assets for impairment at a minimum, on an annual basis and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Events and circumstances that may indicate that an asset is impaired include: a significant decrease in the market price of a long-lived asset (asset group); a significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition; a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group);

a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); or a current expectation that, more likely than not, a long-lived (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We conduct our annual impairment test as of December 31 of each year.

If events and circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. No impairment charges have been recorded during the years ended December 31, 2006 and 2005.

Stock-Based Compensation

Effective January 1, 2006, the company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”) which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. The cost will be recognized over the service period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). SFAS 123(R) supersedes the company’s previous accounting under Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” for periods which began in fiscal 2006. We account for equity instruments issued to non employees in accordance with the provisions of SFAS No. 123(R) and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, or in Conjunction With Selling Goods or Services”. All transactions with non employees, in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more appropriately measurable.

We adopted SFAS 123(R) using the modified prospective transition method, under this transition method, compensation cost in 2006 includes cost for options granted prior to but not vested as of December 31, 2005, as well as, all awards granted after adoption. Therefore, results for prior periods have not been restated. Share based compensation expenses recognized under SFAS 123(R) for the year ended December 31, 2006 were $173,420. There was no share based compensation expense related to employee stock options during the year ended December 31, 2005.

The following table illustrates the effect on net (loss) and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

Year Ended December 31, 2005
Reported net (loss)	$ (511,053)
Deduct:
Total stock based employee compensation expenses determined under fair value based method for all awards, net of related tax effect	(135,752)
Pro forma net (loss)	$ (646,805)
Reported basic and diluted net (loss) per common share	$ (0.16)
Pro forma basic and diluted net (loss) per common share	$ (0.21)

The fair value of each option is estimated on the date of grant using Black-Scholes option-pricing model with the following weighted-average share assumptions used for grants in 2006 and 2005, respectively: (1) expected life of 5 years; (2) $0.40 per share annual dividend yield; (3) expected volatility 70%; (4) risk free interest rate of 4.7% to 5%.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains cash and cash equivalents with various major financial institutions, which invest primarily in marketable securities and high quality corporate obligations. The Company believes that concentration of credit risk with respect to trade accounts receivable is limited due to the fact that the selling amount needs to be paid before the Company sends the products.

Fair Value of Financial Instruments

For cash and cash equivalents, accounts receivable and account payable the carrying amount approximates fair value due to the short-term nature of such instruments.

Advertising Expenses

Advertising expenses are expensed as occurred. There were advertising expenses of $64,936 and $0 for the years ended December 31, 2006 and 2005, respectively.

Other Comprehensive Income

Other comprehensive income consists of unrealized gains on marketable securities. The Company’s comprehensive income for the year ended December 31, 2006 totaled $101,804 and for the year ended December 31, 2005 comprehensive loss totaled $931,877.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosure. The provisions of FIN 48 will be effective for the Company on January 1, 2007, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is in the process of assessing the impact of adopting FIN 48 on its results of operations and financial position. Management believes that the adoption of FIN 48 will not result in a liability in excess of amounts recorded in its financial statements as of December 31, 2006.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

3.	Property and Equipment

Property and equipment, at cost, consist of the following at December 31, 2006:

Office equipment	$ 18,729
Less: accumulated depreciation	(2,246)
Property and equipment, net	$ 16,483

Depreciation expense was approximately $8,848 and $14,856 for the years ended December 31, 2006 and 2005, respectively.

4.	Acquisition

On October 11, 2006, we entered into a Stock Purchase Agreement (the “Stock Agreement”) with Mr. Guy Mushkat, the founder and Chief Executive Officer of Shopila. Pursuant to the terms of the Stock Agreement, we purchased 80% of the issued and outstanding common shares of Shopila from him, in consideration for $100,000 in cash, the issuance of 50,000 restricted shares of our common stock, par value $0.001 (the “Common Stock”), and an option to purchase 50,000 shares of our Common Stock under our stock option plan with an exercise price equal to the fair market value at the date of grant, and such options vesting annually in three equal consecutive installments, commencing October 11, 2007. In addition, as further provided by the Stock Agreement, we agreed to replace Mr. Guy Mushkat’s personal guarantees on Shopila’s liabilities up to, but not to exceed $90,000. Accordingly the purchase price is approximately $318,000 including liabilities assumed. The option to purchase 50,000 shares of our Common Stock under our stock option plan was accounted for under EITF 95-08 “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.” No expenses were associated with this option due to the fact that this option was forfeited subsequent to year end.

Shopila is an e-commerce company that sales products between wholesale suppliers and online shoppers, buying products at low prices from wholesalers and selling them online to consumers at www.shopila.com. Shopila has developed an advanced software technology, Virtual Octopus ™ (V-Octopus ™), which is designed to automatically get product data information from many different suppliers, process that data on company’s unique requirements and formulate and then publish the processed data on different marketplaces, thereby generating the best prices on the web. Shopila’s fully-automated back-end system has been designed to streamline transactions from multiple suppliers and wholesalers.

The aggregate purchase price of $318,000 is being allocated using management estimates, which are based on information currently available, of the fair value of the tangible and intangible assets acquired and liabilities assumed as follows:

Assets Acquired:
Tradename	97,000
Technology	72,000
Deferred tax liability	(67,600)
Minority Interest	(79,500)
Goodwill	296,100
Total Purchase Price:	318,000

The consolidated financial statements herein include the accounts of the Company and this 80% owned subsidiary since the acquisition date. All material intercompany accounts and transactions have been eliminated.

The following unaudited pro forma consolidated statements of operation data for the twelve month periods ended December 31, 2006 and 2005 give effect to the Shopila Acquisition as if it had occurred as of the beginning of each period reported. All of the following unaudited pro forma consolidated results of the operation give effect to purchase accounting adjustments. Theses pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place as of the beginning of the periods reported, and may not be indicative of what operating results would have been had the acquisition actually taken place as of the beginning of the periods reported, and may not be indicative of future operating results.

	Pro Forma DAG Media, Inc. Consolidated For the Twelve Months Period ended December 31, 2006	Pro Forma DAG Media, Inc. Consolidated For the Twelve Months Period ended December 31, 2005
Net Sales	$480,823	$203,894
Pro forma net loss from continuing operations	$(1,005,954)	$(172,952)
Pro forma net Income (loss)	$ 14,233	($545,542)
Basic and diluted (loss) from continuing operations per common share outstanding	$(0.31)	$(0.05)
Basic and diluted (loss) per common share outstanding	$0.00	$(0.17)
Pro Forma weighted average number of shares outstanding	3,216,669	3,168,381

5.	Promissory Note

The company has a Promissory note in the amount of $ 50,000. The promissory note bears interest of 8.5% per annum. The principal and interest on this note shall be paid in twelve equal consecutive monthly installments of principal and interest commencing on January 1, 2007. Each installment to be in the amount of $4,546 and the entire unpaid balance of the principal and all accrued and unpaid interest shall be due and payable December 1, 2007.

6.	Line of Credit

The Company has a line of credit with a bank in the amount of $ 55,000. The line of credit bears interest at 11.25% per annum. The interest is payable at the beginning of each month. The outstanding principle balance will be termed out with repayment of 1/48 of the total principle outstanding plus accrued interest on a monthly basis beginning January 1, 2009. The balance at December 31, 2006 was $54,506.

7.	Net sales

Net sales, consist of the following:

	For the Year Ended December 31,
	2006	2005
Sales, net	$211,538	—
Marketing revenue	10,769	—
Subscription revenue	9,885	—
Total	$232,192	—

8.	Income Taxes

Deferred tax Liability consists of the following:

2006
Goodwill due to Shopila’s acquisition	67,600

Deferred tax assets consist of the following:

	2006	2005
Deferred tax assets:
Unrealized loss on marketable securities	43,382	137,199
Compensation and web development expenses	86,346	—
Net operating loss	176,000	187,229

Deferred tax assets	305,728	324,428
Less: valuation allowance	(305,728)	(324,428)
	—	—

The Company’s net operating loss of approximately $440,000 can be used to offset future taxable income and it expires in 2026.

The provision for income taxes on earnings differ from the amount computed using the federal statutory rate of 34% as a result of the following:

Year Ended December 31,	2006	2005

Federal Statutory Rate	(34%)	(34%)

State income taxes, net of federal tax benefit Valuation allowance	— 34%	— 34%

Provision for income taxes	—	—

8.	Simple IRA Plan

On October 26, 2000, the Board of Directors approved a Simple IRA Plan (the “IRA Plan”) for the purpose of attracting and retaining valuable executives. The IRA Plan was effective August 2000 with a trustee, which allows up to 100 eligible executives to participate. It is a “Matching Contribution” plan under which eligible executives may contribute up to 6% of their yearly salary, on a pre-tax basis (with a cap of $10,000), with the Company matching on a dollar-for-dollar basis up to 3% of the executives’ compensation (with a cap of $10,000). These thresholds are subject to change under notice by the trustee. The Company is not responsible for any other costs under this plan. For fiscal year 2006 and 2005 the Company contributed $4,248 and $6,450 respectively, as a matching contribution to the IRA Plan.

9.	Stock Option Plan

The Company adopted the 1999 Stock Option Plan (the “Plan”), as amended, reserving 1,004,000 common shares of the Company for issuance upon exercise of stock options granted pursuant to the Plan. At December 31, 2006 options for 227,000 shares were available for future grants under the plan.

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

We adopted SFAS 123(R) using the modified prospective transition method, under this transition method, compensation cost in 2006 includes cost for options granted prior to but not vested as of December 31, 2005, and vested in 2006 as well as, all awards granted after adoption. Therefore, results for prior periods have not been restated. Share based compensation expenses recognized under SFAS 123(R) for the year ended December 31, 2006 were $173,420. There was no share based compensation expense related to employee stock options during the year ended December 31, 2005.

The following summarizes stock option activity for 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	504,000	$2.83
Granted	233,000	2.11
Exercised	(4,000)	1.38
Forfeited	(155,000)	2.16
Outstanding at December 31, 2006	578,000	$2.68	3.34	$737,250
Vested and exercisable at December 31, 2006	353,133	$2.91	2.8	$465,063

The weighted-average fair value of each option granted during the year ended December 31, 2006 and 2005, estimated as of the grant date using the Black-Scholes option valuation model, was $1.02 per option and $1.37 per option, respectively.

A summary of the status of the Company’s nonvested shares as of December 31, 2006, and changes during the year ended December 31, 2006 is as presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Nonvested shares at December 31, 2005	182,600	$3.17	3.90
Granted	233,000	2.11	4.07
Vested	(175,233)	1.96	2.86
Forfeited	(15,500)	4.18	1.45
Nonvested shares at December 31, 2006	224,867	$2.32	4.2

The following table summarizes information about stock options outstanding at December 31, 2006:

	Stock Option Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price
$ 1.00- $ 2.00	148,000	$1.65	2.90	98,000	$1.78
$ 2.01- $ 3.00	227,000	2.30	4.16	75,466	2.30
$ 3.01- $ 4.00	133,000	3.55	2.50	133,000	3.55
$ 4.01- $ 5.00	70,000	4.47	3.25	46,667	4.47
	578,000	$2.68	3.34	353,133	$2.91

10.	Shareholders’ Equity

On December 5, 2005, following the execution of a web-site development and services agreement signed between us and Ocean-7, a software development and Internet company, we agreed to issue a total of 60,000 shares of our common stock. Ocean-7 is a related party in that its majority shareholder is on our board of directors. The shares will be issued in three equal installments of 20,000 shares each, pursuant to a three tier schedule, as provided in the agreement. The first 20,000 shares were issued upon the execution of the agreement and valued at $2.37 per share, or $47,400, which was our market price at the date of the grant. On May 2, 2006 an additional 20,000 shares were issued 10 days following the delivery of an internal 80% functional beta site and valued at $2.25 per share, or $45,000, which was our market price at the date of the grant. The remaining 20,000 shares were issued on July 31, 2006 following production release of the website, which were valued at $1.78 per share, or $35,600, which was our market price at the date of the grant. In addition to the issuance of shares, we granted Ocean-7 an option to purchase 75,000 shares of our common stock under our stock option plan, to be vested annually over three years. Both the shares and the options are restricted pursuant to Rule 144 promulgated under the Securities Act of 1933. Because at the time these shares and options were granted, the service had not yet been performed by Ocean-7 under the agreement, the value of the shares issued were accounted for under EITF 00-2, “Accounting for Web Site Development Costs”. During the year ended December 31, 2006, we capitalized $148,031, related to the services performed by Ocean-7 during the period. Beginning in the third quarter of 2006 we started amortizing the capitalized web development costs of nextyellow.com, over an estimated useful life of 3 years. Amortization expenses for the year ended December 31, 2006 were $24,672, which were reflected under the Web development costs in the consolidated statements of operations. The value of the options was accounted for under EITF 96-18 “Accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services.”

On October 11, 2006, we entered into a Stock Purchase Agreement (the “Stock Agreement”) with Mr. Guy Mushkat, the founder and Chief Executive Officer of Shopila. Pursuant to the terms of the Stock Agreement, we purchased 80% of the issued and outstanding common shares of Shopila from him, in consideration for $100,000 in cash, the issuance of 50,000 restricted shares of our common stock, par value $0.001 (the “Common Stock”), and an option to purchase 50,000 shares of our Common Stock under our stock option plan with an exercise price equal to the fair market value at the date of grant, and such options vesting annually in three equal consecutive installments, commencing October 11, 2007. In addition, as further provided by the Stock Agreement, we agreed to replace Mr. Guy Mushkat’s personal guarantees to Shopila’s liabilities up to, but not to exceed $90,000. Accordingly the purchase price is approximately $318,000 including liabilities assumed. The option to purchase 50,000 shares of our Common Stock under our stock option plan was accounted for under EITF 95-08 “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.” No expenses were associated with this option due to the fact that this option was forfeited subsequent to year end.

11.	Commitments and Contingencies

Operating Leases

On June 12, 2006, we entered into a new Lease Agreement dated as of June 9, 2006 (the “Agreement”). In accordance with the Agreement, we are leasing the Premises for a term of 5 years commencing July 1, 2006 and ending on June 30, 2011. At December 31, 2006, approximate future minimum rental payments under these commitments are as follows:

2007	$ 63,826
2008	65,543
2009	67,312
2010	69,134
2011	35,030
Total	$ 300,845

Rent expense was approximately $40,000 and $31,000 in 2006 and 2005, respectively.

Employment Agreements

In March 1999, the Company entered into an employment agreement with Assaf Ran, its president and chief executive officer. Mr. Ran’s employment term initially renews automatically for successive one-year periods unless either party gives 180 days written notice of its intention to terminate the agreement. Under the agreement, Mr. Ran will receive an annual base salary of $75,000, annual bonuses as determined by the compensation committee of the Board of Directors in its sole and absolute discretion, and is eligible to participate in all executive benefit plans established and maintained by the Company. Under the agreement, Mr. Ran has also agreed to a one-year non-competition period following the termination of his employment. As of March 2003 the compensation committee approved an increase in Mr. Ran’s compensation to an annual base salary of $225,000. On March 15, 2006 the compensation committee approved Mr. Ran’s reduction of his annual salary by 50% for one year following the closing of the sale of the Jewish directories business. Mr. Ran’s annual compensation was $148,000 and $225,000 during fiscal years 2006 and 2005.

Contingencies

On February 24, 2004 the Jewish Sephardic Yellow Pages Ltd. (the “Plaintiff”) filed a claim against us in the U.S. District Court for the Eastern District of New York, challenging our ownership of our federally registered trademark “Kosher Yellow Pages” and seeking declaratory judgment, injunctive relief and compensatory and punitive monetary damages against us in connection with our use of the trademark. We filed an answer on April 7, 2004 vigorously denying plaintiff’s claims and asserting that there is no basis for liability. We have also asserted a counterclaim and third party complaint against Plaintiff and the Plaintiff’s owner in which we seek a declaratory judgment that we are the rightful owner of the mark “the Kosher Yellow Pages”, and seeking injunctive relief, compensatory and punitive monetary damages and other relief against the continuing, unauthorized use of our trademark by the Plaintiff. On April 5, 2005, we filed a motion for summary judgment. On March 19, 2007 the Court granted our motion for summary judgment and dismissed Plaintiff’s federal trademark infringement claim.

In January 2001, Flexible Business Systems, Inc. commenced an action against DAG Media, Inc. and Dapey Assaf, Ltd., in the Supreme Court of the State of New York, County of Suffolk for breach of contract, seeking compensation for unpaid invoices pursuant to a written agreement for computer software. We defended the complaint claiming there was no valid contract between the parties as the software program did not comport to our needs. Following a trial, on January 26, 2006, we received a Notice of Entry, finding in favor of Flexible Business Systems and awarding them the sum of $38,553 plus interest from January 19, 2001. We filed a Notice of Appeal from the Notice of Entry, and we intend to appeal the decision. In April 2006, while the appeal is pending, plaintiff levied our bank account for the sum of $58,926, which sum was ultimately drawn from our bank account in satisfaction of the judgment. This amount is to be paid to us by the purchasers and therefore is showing on the balance sheet as due from purchasers.

In 2004, Neopost Leasing, Inc. commenced a collection action against Black Book Photography, Inc. (“BBP”), a former subsidiary of DAG Media, in the Civil Court of the State of New York, County of Queens, to recover $15,987 on an equipment lease for a certain postage meter or similar equipment sold to Brandera.com (USA) Inc., which in turn sold certain assents to BBP. The equipment was apparently in the office in Manhattan when BBP purchased the assets of the business from Brandera.com (USA) Inc. on August 2, 2002. The agreement governing that purchase provided, inter alia, that BBP would take title to any equipment and would assume “any contracts”. In connection with the later sale of DAG’s interest in BBP to Modern Holdings, Inc. it appears that DAG agreed to indemnify Modern as to this claim, and it remains a contingent liability of DAG’s accordingly. In light of the terms of the contract between Brandera.com (USA) Inc., there may be full liability on this claim. The current status of the case is that the plaintiff made a motion for summary judgment, which is returnable on March 14, 2007. We have opposed the motion. We made a provision in the amount of $15,987 as of December 31, 2006.

12.	Related Parties Transactions

During 2005, the Company has paid $47,300, in legal fees to Morse, Zelnick Rose & Lander LLP for legal advice and representation. Stephen A. Zelnick, who resigned as a director of the Company on April 28, 2005, is a partner of Morse, Zelnick, Rose & Lander LLP.

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