Form 10QSB
period 2007-03-31
DAG MEDIA INC
filed 2007-05-09
CIK 1080340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of May 9, 2007:

Class	Number of Shares

Common Stock, $.001 par value	3,236,460

          Transitional Small Business Disclosure Format                     Yes ☐     No ☒

DAG MEDIA, INC.
TABLE OF CONTENTS

(i)

PART I.          FINANCIAL INFORMATION

ITEM 1.          CONSOLIDATED FINANCIAL STATEMENTS

DAG MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(unaudited)

March 31, 2007

Assets
Current assets:
Cash and cash equivalents	$3,468,093
Marketable securities	2,281,206
Short term investment – insurance annuity contract – at fair value	1,124,607

Total cash and cash equivalents, marketable securities and short term investment	6,873,906

Trade accounts receivable	3,253
Due from purchaser- current portion	350,548
Other current assets	26,602

Total current assets	7,254,309

Property and equipment, net	15,361
Goodwill and other intangible assets, net	449,057
Capitalized web development costs, net	111,023
Due from purchaser- non current portion	24,306
Other assets	142,515

Total assets	$7,996,571

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$131,623
Promissory note	50,000
Income tax payable	336,917
Deferred gain from the sale of Jewish Directories	291,668

Total current liabilities	810,208
Long term liabilities:
Line of credit	54,506
Deferred tax liability	61,290

Total liabilities	926,004

Commitments and contingencies

Minority Interest	60,148

Shareholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; no shares issued	—
Common shares - $.001 par value; 25,000,000 authorized; 3,305,190 issued and 3,236,460 outstanding	3,305

Additional paid-in capital	9,052,997
Treasury stock, at cost- 68,730 shares	(231,113)
Accumulated other comprehensive loss	(67,316)
Accumulated deficit	(1,747,454)

Total shareholders’ equity	7,010,419

Total liabilities and shareholders’ equity	$7,996,571

The accompanying notes are an integral part of these consolidated financial statements.

DAG MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,

	2007	2006

Net Sales	$25,024	$—
Cost of goods sold	18,013	—

Gross profit	7,011	—

Operating costs and expenses:
Selling expenses	4,833
Web development expenses	12,336	—
Marketing expenses	3,189	—
General and administrative expenses	229,022	206,833

Total operating costs and expenses	(249,380)	(206,833)

Loss from operations	(242,369)	(206,833)

Other income (expenses)	24,807	(42,629)

Loss from continuing operations before provision for income taxes and minority interest	(217,562)	(249,462)
Income tax benefit	6,310	—

(Loss) from continuing operations before minority interest	(211,252)	(249,462)
Minority interest	6,576	—

(Loss) from continuing operations	(204,676)	(249,462)

Discontinued Operations:
Gain (loss) on the sale of discontinued operations	48,611	(158,585)
Gain from discontinued operations	—	38,844

Income (Loss) from discontinued operations	48,611	(119,741)

Net loss	$(156,065)	$(369,203)

Basic and Diluted net income (loss) per common share outstanding:
Continuing operations	$(0.06)	$(0.08)
Discontinued operations	$0.01	$(0.04)

Net loss per common share	$(0.05)	$(0.12)

Weighted average number of common shares outstanding
—Basic and Diluted	3,236,460	3,142,460

The accompanying notes are an integral part of these consolidated financial statements.

DAG MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months ended March 31,

	2007	2006

Cash flows from operating activities:
Net loss	$(156,065)	$(369,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on the sale of DAG Jewish Directories	(48,611)	—
Depreciation and amortization	18,871	3,714
Deferred tax	(6,310)	—
Amortization of deferred compensation and non cash compensation	29,688	43,580
Minority Interest	(6,576)	—
Realized loss on sale of marketable securities	26,826	64,473
Changes in operating assets and liabilities:
Accounts receivable	2,869	—
Other current assets	11,989	(4,200)
Other assets	—	(13,138)
Income tax payable	(4,764)	—
Accounts payable and accrued expenses	(132,358)	17,025
Assets and Liabilities of discontinued operations	—	116,386

Net cash used in operating activities	(264,441)	(141,363)

Cash flows from investing activities:
Proceeds from sale of marketable securities	248,115	2,420,000
Investment in convertible loan	—	(25,000)
Investment in marketable securities	(236,991)	(2,824,379)
Cash received on sale of Jewish Directories	90,473	—

Net cash provided by (used in) investing activities	101,597	(429,379)

Cash flows from financing activities:
Dividend paid ($0.4 per share)	—	(314,246)

Net cash used in financing activities	—	(314,246)

Net decrease in cash and cash equivalents	(162,844)	(884,988)
Cash and cash equivalents, beginning of period	3,630,937	4,210,427

Cash and cash equivalents, end of period	$3,468,093	$3,325,439

Supplemental Cash Flow Information:
Taxes paid during the period	$4,764	$5,844

Capitalized software acquired through issuance of stock	$—	$29,388

The accompanying notes are an integral part of these consolidated financial statements.

DAG MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

1.	THE COMPANY

          The accompanying unaudited consolidated financial statements of DAG Media, Inc. ( referred to herein as “DAG” “we”, “us” “our” or the “company”) included have been prepared by us in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2006 and the notes thereto included in our 10-KSB. Results of consolidated operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year. All material intercompany accounts and transactions have been eliminated.

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

          As a result of our recent acquisition of 80% of the outstanding common stock of Shopila Corporation, referred to herein as Shopila, a Delaware corporation, and the formation of our subsidiary DAG Interactive, Inc. in 2005, we currently own a majority interest in these two subsidiaries.

          We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the fee is fixed or determinable and collectibility of the selling price is reasonably assured. Subscription revenues are recognized, as earned, over the subscription period.

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

          Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN No. 48”), ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS Statement No. 109, ACCOUNTING FOR INCOME TAXES. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. See Note 5 for additional information regarding income taxes. There were no adjustments required upon adoption of FIN 48.

          Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the company’s financials statements.

3.	EARNINGS PER SHARE OF COMMON STOCK

          We have applied SFAS No. 128, “Earnings Per Share” in its calculation and presentation of earnings per share - “basic” and “diluted”. Basic earnings per share are computed by dividing income available to common shareholders (the numerator) by the weighted average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. For the three month periods ended March 31, 2007 and March 31, 2006, potential dilutive common shares have not been included in the calculation of diluted earnings per share since the effect would be anti-dilutive for all periods presented.

          The numerator in calculating both basic and diluted earnings per common share for each period is the reported net income. The denominator is based on the following weighted average number of common shares:

	Three Months Ended March 31,
	2007	2006

Basic	3,236,460	3,142,460
Incremental shares for assumed conversion of options	—	—

Diluted	3,236,460	3,142,460

          603,000 and 596,000 stock options were not included in the diluted earnings per share calculation for the three month period ended March 31, 2007 and March 31, 2006, respectively, as their effect would have been anti-dilutive.

4.	STOCK – BASED COMPENSATION

          Effective January 1, 2006, the company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”) which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). FAS 123(R) supersedes the company’s previous accounting under Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” for periods beginning fiscal 2006. We account for equity instruments issued to non employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, or in Conjunction With Selling Goods or Services”. All transactions with non employees, in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

          We adopted SFAS 123(R) using the modified prospective transition method, under this transition method, compensation cost in 2007 and 2006 includes cost for options granted prior to but not vested as of December 31, 2005, and vested in 2007 and 2006. Therefore results for prior periods have not been restated. Share based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2007 were $29,688 and share based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 were $33,448.

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

          The fair value of each option is estimated on the date of grant using Black-Scholes option-pricing model with the following weighted-average share assumptions used for grants in 2007 and 2006, respectively: (1) expected life of 5 years; (2) $0.40 cents per share annual dividends yield; (3) expected volatility 70%; (4) risk free interest rate of 4.4% to 5%.

The following summarizes stock option activity for 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2006	578,000	$2.68

Granted	75,000	1.68
Exercised	—	—
Forfeited	(50,000)	1.41
Outstanding at March 31, 2007	603,000	$2.66	3.21	$762,586

Vested and exercisable at March 31, 2007	448,467	$2.86	2.86	$579,466

The weighted-average fair value of each option granted during the three month periods ended March 31, 2007 and 2006, estimated as of the grant date using the Black-Scholes option valuation model, was $0.92 per option and $1.13 per option, respectively

5.	INCOME TAXES

          Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS Statement No. 109, ACCOUNTING FOR INCOME TAXES. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

          As of December 31, 2006, the Company had income tax payable of $342,000. The Company did not record any cumulative effect adjustment to retained earnings as a result of adopting FIN No. 48.

          The Company continues to reflect interest and penalties, if any, in its income tax liability. As of March 31, 2007, the Company had $90,000 of accrued interest and $160,000 of accrued penalties included in the $342,000 of income tax payable.

          The Company is no longer subject to U.S. federal and state and local income tax examinations by tax authorities for years prior to 2003, as these tax years are closed.

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

          DAG through its subsidiaries provides solutions to the online yellow pages industry and to local search, lead generation mechanism as well as e-commerce web site.

On December 5, 2005, following the execution of a web-site development and services agreement signed between us, and Ocean-7 Development, Inc., a company experienced in Internet and software development, we announced the formation of DAG Interactive, a subsidiary of DAG Media, Inc., through which we operate our new Internet business, nextyellow.com. The objective of DAG Interactive is to introduce our unique and innovative software solution to the online Yellow Pages industry. DAG Interactive’s new business, nextyellow.com, utilizes a new, patent pending application which facilitates highly accurate and instant automated matching between consumers’ needs and businesses’ capabilities. To utilize this application, a customer visits our website and describes, as necessary, a certain need that the customer has for goods or services. Upon completing this description, our application characterizes the consumers’ requests by geographic location as well as by a DAG Interactive-developed category index and ultimately locates businesses or vendors which provide the sought after services or goods. Our application then automatically matches those businesses or vendors with the customer’s request. Upon completing the match, an automated message is sent from our system to those matching businesses or vendors who are ultimately responsible for following up on the lead and contacting the customer. In simplistic terms, businesses, service providers and retailers register and receive leads for prospective customers in their geographic coverage area and categories for a monthly fee and generate business in response to inquiries submitted by customers who visit our website.

          The application, which covers the typical Yellow Pages index and more, transforms the old-fashioned “Let your fingers do the walking” way of thinking into a new paradigm: “Let the business do the walking” (a trademark of DAG Interactive), where businesses contact customers in response to customers’ inquiries.

          On October 11, 2006, we entered into a stock agreement with Mr. Guy Mushkat, the founder and Chief Executive Officer of Shopila. Pursuant to the terms of the stock agreement, we purchased 80% of the issued and outstanding common shares of Shopila from him, in consideration for $100,000 in cash, the issuance of 50,000 restricted shares of our common stock, and an option to purchase 50,000 shares of our common stock under our stock option plan with an exercise price equal to the fair market value at the date of grant, and such options vesting annually in three equal consecutive installments, commencing October 11, 2007. The option to purchase 50,000 shares of our Common Stock under our stock option plan was accounted for under EITF 95-08 “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.” No expenses were associated with this option due to the fact that this option was forfeited during January 2007.

          In addition, as further provided by the stock agreement, we agreed to replace Mr. Guy Mushkat’s personal guaranties to Shopila’s liabilities up to, but not to exceed $90,000. In addition, the company paid $7,500 in acquisition costs. Accordingly, the purchase price was approximately $318,000 which includes liabilities assumed.

          We are still seeking to acquire a new potentially larger and more profitable business, more suitable for operation in a publicly traded company that is synergistic with nextyellow.com. However, we cannot assure you that we will acquire a business in this sector and we may use our available cash for other viable acquisitions. We believe that the sale of our Jewish directories business, the continued operation of nextyellow.com, the Shopila acquisition, and any potential acquisition of a new business more suitable for operation in a public company are the best ways to enhance shareholder value and optimize asset growth.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Net Sales

          Net sales for the three month period ended March 31, 2007 were $25,024. Net sales for the three month period ended March 31, 2006 were $0. Net sales in the amount of $23,662 represent sales made through Shopila’s market places. Through Shopila, we currently sell a broad range of products across three main categories which are as follows: electronics, beddings and jewelry. We sell directly through our website Shopila.com and via major marketplaces like Amazon.com and eBay.com. Subscription revenues of $1,362 were attributable to nextyellow.com operations for selling subscriptions.

Costs of goods sold

          Costs of goods sold for the three month period ended March 31, 2007 were $18,013 compared to $0 for the same period in 2006. Cost of goods sold includes the purchase price of consumer products sold by us including shipping costs and handling fees.

Selling expenses

          Selling expenses for the three month period ended March 31, 2007 were $4,833 compared to $0 for the same period in 2006. Selling expenses includes market place fees which can vary between market places and on the product being sold.

Web Development costs

          Web development costs for the three month period ended March 31, 2007 were $12,336 compared to $0 for the same period in 2006. These costs are attributable to amortization of nextyellow.com web development expenses.

Marketing Expenses

          Marketing expenses for the three month period ended March 31, 2007 were $3,189 compared to $0 for the same period in 2006. This increase is primarily attributable to the operation of nextyellow.com and Shopila. We expect marketing expenses to increase as a result of the growth related to the operation of nextyellow.com and Shopila.

General and administrative costs

          General and administrative expenses for the three month period ended March 31, 2007 were $229,022 compared to $206,833 for the three month period ended March 31, 2006, representing an increase of $22,189, or 10.7%. This increase is primarily attributable to an increase in payroll expenses of approximately $35,000 due to the acquisition of Shopila, an increase in insurance expenses of approximately $6,000, offset by a decrease in shared based compensation expenses and professional fees. We expect general and administrative expenses to increase as a result of the growth related to the operations of nextyellow.com and Shopila, and as a result of ongoing expenses related to reporting obligations and compliance, such as those mandated by the Sarbanes-Oxley Act and NASDAQ requirements.

Other income (expenses)

          For the three month period ended March 31, 2007 we had other income, net in the amount of $24,807 which consisted mainly of dividends, interest and realized losses as compared to other expenses, net of $42,629 for the three month period ended March 31, 2006. The increase in other income, net is primarily attributable to realized losses on marketable securities in 2007 in the amount of approximately $27,000, as compared to realized losses on marketable securities in 2006 in the amount of approximately $64,000.

Discontinued operations

          On April 20, 2006, we completed the sale of The Jewish Israeli Yellow Pages and The Jewish Master Guide (also known as the Kosher Yellow Pages, referred to herein as the Jewish directory business, to DAG-Jewish Directories, Inc., a buying entity that was established by a group of sales agencies’ owners and a few of our employees. For the three month period ended March 31, 2007 we had other income in the amount of $48,611 which represent two payments in the amount of $24,306 each from the sale of the directories, compared to a loss on the sale of the Jewish directories business amounting to $158,585 for the three month ended March 31, 2006 which includes legal, accounting, printing fees and other professional fees.

Liquidity and Capital Resources

          At March 31, 2007, we had cash and cash equivalents, marketable securities and short terms investments of approximately $6,874,000 and working capital of approximately $6,444,000 as compared to cash and cash equivalents, marketable securities and short terms investments of approximately $7,014,000 and working capital of approximately $6,529,000 at December 31, 2006. The decrease in cash and cash equivalents and marketable securities primarily reflects the increase in loss from operations offset by increase in the market value of marketable securities and cash received on sale of Jewish directories business. The decrease in working capital is primarily attributable to the operating losses recognized during the quarter ended March 31, 2007.

          Net cash used in operating activities was approximately $264,000 for the three months ended March 31, 2007, as compared to approximately $141,000 for the period ended March 31, 2006. The decrease in net cash used in operating activities primarily reflects the sale of the Jewish directories business and the decrease in account payable and accrued expenses.

          Net cash provided by investing activities was approximately $102,000 for the three months ended March 31, 2007 compared to approximately $429,000 of cash used in operating activities for the period ended March 31, 2006. The increase in net cash provided by investing activities was primarily the result of our sales of marketable securities and cash received from sale of the Jewish directories business offset by acquisition of Shopila.

          Net cash used in financing activities for the three months ended March 31, 2007 was approximately $0, as compared to approximately $314,000 for the period ended March 31, 2006. This decrease in net cash used in financing activities reflects dividend payments of approximately $314,000 in 2006.

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

Changes to Critical Accounting Policies and Estimates

          Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN No. 48”), ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS Statement No. 109, ACCOUNTING FOR INCOME TAXES. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. See Note 5 for additional information regarding income taxes.

          Our critical accounting polices and estimates are set forth in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

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

          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2007.

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

          We are in the process of remediating this material weakness, which relate to our ability to prepare report and disclose our tax position in our financial statements. In April 2007, we hired an accounting firm to assist us in our tax preparation and analysis. We believe this remediation effort has enhanced our ability to report our tax position in our financial statements and that the aforementioned material weakness has been remediated as of the date that this report was filed. However, we believe that the tax liability in our financial statements is reasonable in all material respects. While our remediation of this material weakness is a very high priority for our management and our Audit Committee, we cannot assure you that our independent registered public accounting firm will agree with our management’s assessment that we have remediated it or that we will not encounter further instances of breakdowns in our internal control over financial reporting or disclosure controls and procedures.

          Other than what was discussed above, no other change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

          In January 2001, Flexible Business Systems, Inc. commenced an action against DAG Media, Inc. and Dapey Assaf, Ltd., in the Supreme Court of the State of New York, County of Suffolk for breach of contract, seeking compensation for unpaid invoices pursuant to a written agreement for computer software. We defended the complaint claiming there was no valid contract between the parties as the software program did not comport to our needs. Following a trial, on January 26, 2006, we received a Notice of Entry, finding in favor of Flexible Business Systems and awarding them the sum of $38,553 plus interest from January 19, 2001. We filed a Notice of Appeal from the Notice of Entry, and we intend to appeal the decision. In April 2006, while the appeal is pending, plaintiff levied our bank account for the sum of $58,926, which sum was ultimately drawn from our bank account in satisfaction of the judgment. Depending upon the outcome of the appeal, this amount is to be paid to us by the purchasers and therefore is showing on the balance sheet as due from purchasers.

          In 2004, Neopost Leasing, Inc. commenced a collection action against Black Book Photography, Inc. (“BBP”), a former subsidiary of DAG Media, in the Civil Court of the State of New York, County of Queens, to recover $15,987 on an equipment lease for a certain postage meter or similar equipment sold to Brandera.com (USA) Inc., which in turn sold certain assents to BBP. The equipment was apparently in the office in Manhattan when BBP purchased the assets of the business from Brandera.com (USA) Inc. on August 2, 2002. The agreement governing that purchase provided, inter alia, that BBP would take title to any equipment and would assume “any contracts”. In connection with the later sale of DAG’s interest in BBP to Modern Holdings, Inc. it appears that DAG agreed to indemnify Modern as to this claim, and it remains a contingent liability of DAG’s accordingly. In light of the terms of the contract between Brandera.com (USA) Inc., there may be full liability on this claim. We have opposed the motion plaintiff replay is due on June 11, 2007. We made a provision in the amount of $15,987 as of December 31, 2006.

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

DAG Media, Inc. (Registrant)

Date: May 9, 2007	By: /s/ Assaf Ran

Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2007	By: /s/ Inbar Evron-Yogev

Inbar Evron-Yogev, Chief Financial Officer
(Principal Financial and Accounting Officer)