Form 10QSB
period 2007-06-30
DAG MEDIA INC
filed 2007-08-10
CIK 1080340

UNITED STATE

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒    Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2007

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No☐

Check whether the issuer (1) is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of August 10, 2007:

Class	Number of Shares
Common Stock, $.001 par value	3,236,460

          Transitional Small Business Disclosure Format                              Yes ☐           No ☒

(i)

PART I.        FINANCIAL INFORMATION

ITEM 1.        CONSOLIDATED FINANCIAL STATEMENTS

DAG MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(unaudited)

Assets	June 30, 2007

Current assets:
Cash and cash equivalents	$2,330,524
Marketable securities	2,713,505
Short term investment - insurance annuity contract - at fair value	1,019,688

Total cash and cash equivalents, marketable securities and short term investment	6,063,717

Trade accounts receivable	9,539
Due from purchaser	291,937
Short term notes	795,000
Other current assets	52,853

Total current assets	7,213,046

Property and equipment, net	14,238
Capitalized web development costs, net	98,687
Other assets	142,515

Total assets	$7,468,486

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$127,065
Promissory note	50,000
Line of credit	54,506
Income tax payable	336,917
Deferred gain from the sale of Jewish Directories	218,751

Total current liabilities	787,239

Commitments and contingencies

Shareholders’ equity:
Preferred shares - $ .01 par value; 5,000,000 shares authorized; no shares issued	—
Common shares - $ .001 par value; 25,000,000 authorized; 3,305,190 issued and 3,236,460 outstanding	3,305
Additional paid-in capital	9,109,717
Treasury stock, at cost- 68,730 shares	(231,113)
Accumulated other comprehensive loss	(93,269)
Accumulated deficit	(2,107,393)

Total shareholders’ equity	6,681,247

Total liabilities and shareholders’ equity	$7,468,486

The accompanying notes are an integral part of these consolidated financial statements.

DAG MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net sales	$46,612	—	$71,636	—
Cost of goods sold	34,000	—	52,013	—

Gross profit	12,612	—	19,623	—

Interest income from short term notes	4,967	—	4,967	—

Operating costs and expenses:
Selling expenses	8,958	—	13,791	—
Web development expenses	12,336	112,994	24,672	112,994
Marketing expenses	11,677	15,529	14,866	15,529
Write off of Goodwill and Other intangible assets	449,057	—	449,057	—
General and administrative expenses	201,429	171,681	430,450	378,514

Total operating costs and expenses	683,457	300,204	932,836	507,037

Loss from operations	(665,878)	(300,204)	(908,246)	(507,037)
Other income, net	111,584	92,368	136,391	49,739

Loss from continuing operations before income tax benefit and minority interest	(554,294)	(207,836)	(771,855)	(457,298)

Income tax benefit	61,290	—	67,600	—

Loss from continuing operations before minority interest	(493,004)	(207,836)	(704,255)	(457,298)

Minority interest	60,149	—	66,724	—

Loss from continuing operations	(432,855)	(207,836)	(637,531)	(457,298)

Discontinued Operations:
Gain on the sale of discontinued operations	72,916	766,385	121,527	607,800
Loss from discontinued operations	—	(113,973)	—	(75,129)

Income from discontinued operations	72,916	652,412	121,527	532,671

Net Income (loss)	$(359,939)	$444,576	$(516,004)	$75,373

Basic and Diluted net income (loss) per common share outstanding:
Continuing operations	$(0.13)	$(0.07)	$(0.20)	$(0.15)
Discontinued operations	0.02	0.21	0.04	0.17

Net income (loss) per common share	$(0.11)	$0.14	$(0.16)	$0.02

Weighted average number of common shares outstanding
—Basic and Diluted	3,236,460	3,157,405	3,236,460	3,149,973

The accompanying notes are an integral part of these consolidated financial statements.

DAG MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(516,004)	$75,373
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on the sale of Jewish Directories	(121,527)	(426,107)
Depreciation and amortization	32,330	6,602
Amortization of deferred compensation and non cash compensation	86,408	166,374
Write off of Goodwill and Other intangible assets	449,057	—
Minority Interest	(66,724)	—
Realized loss on sale of marketable securities	10,569	70,861
Deferred tax	(67,600)	—
Gain on the sale of fixed assets	—	(14,232)
Changes in operating assets and liabilities:
Accounts receivable	(3,417)	—
Other current assets	(14,263)	(58,563)
Due from purchasers	—	(58,881)
Accounts payable and accrued expenses	(136,915)	87,328
Income tax payable	(4,764)	—
Assets and liabilities of discontinued operations	—	(104,249)

Net cash used in operating activities	(352,850)	(255,494)

Cash flows from investing activities:
Proceeds from sale of marketable securities	480,439	2,541,023
Investment in marketable securities	(806,391)	(2,558,739)
Issuance of short term notes	(795,000)	—
Investment in convertible loan	—	(25,000)
Purchase of fixed assets	—	(5,588)
Proceeds from sale of fixed assets	—	9,213
Cash received on sale of Jewish Directories, net of expenses	173,389	181,693

Net cash provided by (used in) investing activities	(947,563)	142,602

Cash flows from financing activities:
Dividend paid ($0.4 per share)	—	(314,246)
Proceeds from exercise of stock options	—	5,520

Net cash used in financing activities	—	(308,726)

Net decrease in cash	(1,300,413)	(421,618)
Cash and cash equivalents, beginning of period	3,630,937	4,210,427

Cash and cash equivalents, end of period	$2,330,524	$3,788,809

Supplemental Cash Flow Information:
Capitalized software acquired through issuance of stock	—	$37,920

Common stock issued for services performed	—	$45,000

Taxes paid during the period	$4,764	$5,844

The accompanying notes are an integral part of these consolidated financial statements.

DAG MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

1.	THE COMPANY

The accompanying unaudited consolidated financial statements of DAG Media, Inc. (referred to herein as “DAG”, “we”, “us”, “our” or the “company”) included have been prepared by us in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2006 and the notes thereto included in our 10-KSB. Results of consolidated operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year. All material intercompany accounts and transactions have been eliminated.

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

As a result of recent formation of our wholly-owned subsidiary DAG Funding Solutions, Inc.; our acquisition of 80% of the outstanding common stock of Shopila Corporation, referred to herein as Shopila, a Delaware corporation; and the formation of our subsidiary DAG Interactive, Inc. in 2005, we currently own a majority interest in these three subsidiaries.

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the fee is fixed or determinable and collectibility of the selling price is reasonably assured. Subscription revenues are recognized, as earned, over the subscription period. Interest income from short term notes are recognized, as earned, over the note period.

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

We have applied SFAS No. 128, “Earnings Per Share” in its calculation and presentation of earnings per share - “basic” and “diluted”. Basic earnings per share are computed by dividing income available to common shareholders (the numerator) by the weighted average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. For the six month periods ended June 30, 2007 and June 30, 2006, potential dilutive common shares have not been included in the calculation of diluted earnings per share since the effect would be anti-dilutive for all periods presented.

The numerator in calculating both basic and diluted earnings per common share for each period is the reported net income. The denominator is based on the following weighted average number of common shares:

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Basic	3,236,460	3,157,405	3,236,460	3,149,973

Incremental shares for assumed conversion of options	—	—	—	—

Diluted	3,236,460	3,157,405	3,236,460	3,149,973

624,000 stock options were not included in the diluted earnings per share calculation for each of the three and six month periods ended June 30, 2007, as there is a net loss from continuing operations and 584,500 stock options were not included in the diluted earnings per share calculation for each of the three and six month periods ended June 30, 2006, as their effect would have been anti-dilutive.

4 .	STOCK – BASED COMPENSATION

Effective January 1, 2006, the company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”) which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). FAS 123(R) supersedes the company’s previous accounting under Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” for periods beginning fiscal 2006. We account for equity instruments issued to non employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, or in Conjunction With Selling Goods or Services”. All transactions with non employees, in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

We adopted SFAS 123(R) using the modified prospective transition method, under this transition method, compensation cost in 2007 and 2006 includes cost for options granted prior to but not vested as of December 31, 2005, and vested in 2007 and 2006. Therefore results for prior periods have not been restated. Share based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2007 were $56,720 and $86,408, respectively. Share based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2006 were $45,579 and $79,027, respectively.

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

The fair value of each option is estimated on the date of grant using Black-Scholes option-pricing model with the following weighted-average share assumptions used for grants in 2007 and 2006: (1) expected life of 5 years; (2) $0.40 cents per share annual dividends yield; (3) expected volatility 70%; (4) risk free interest rate of 4.4% to 5%.

The following summarizes stock option activity for 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2006	578,000	$2.68

Granted	96,000	1.67

Exercised	—	—

Forfeited	(50,000)	1.41

Outstanding at June 30, 2007	624,000	$2.63	3.04	$784,047

Vested and exercisable at June 30, 2007	469,467	$2.80	2.72	$600,927

The weighted-average fair value of each option granted during the six month periods ended June 30, 2007 and 2006, estimated as of the grant date using the Black-Scholes option valuation model, was $0.94 per option and $1.13 per option, respectively

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

The Company continues to reflect interest and penalties, if any, in its income tax liability. As of June 30, 2007, the Company had $90,000 of accrued interest and $160,000 of accrued penalties included in the $337,000 of income tax payable.

The Company is no longer subject to U.S. federal and state and local income tax examinations by tax authorities for years prior to 2003, as these tax years are closed.

6.	SIGNIFICANT EVENTS

On May 15, 2007, the Company formed a new wholly-owned subsidiary named DAG Funding Solutions, Inc, (“DAG Funding”). DAG Funding was formed to carry out a new business initiative centered on money lending services to businesses. More specifically, DAG Funding offers commercial short term funding solutions and loan services against collateral such as real estate, receivables, marketable securities, etc., accompanied, in most cases, by personal guarantees from the principals. As of June 30, 2007, DAG Funding has already extended notes in the aggregate amount of $795,000.

7.	SUBSEQUENT EVENTS

In July of 2007 the Company decided to discontinue all cash advances to Shopila, which is struggling financially and facing insufficient operating cash flow. Consequently, Shopila can not repay its liabilities, including a promissory note and a line of credit. Therefore as of June 30, 2007, the Company wrote-off its goodwill and other intangible assets relating to the acquisition of Shopila.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our result of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on form 10-QSB. The discussion and analysis contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements .

DAG through its subsidiaries provides solutions to the online yellow pages industry and to local search, as well as its e-commerce web site and short term non banking commercial loans.

On December 5, 2005, following the execution of a web-site development and services agreement signed between us, and Ocean-7 Development, Inc., a company experienced in Internet and software development, we announced the formation of DAG Interactive, a subsidiary of DAG Media, Inc., through which we operate our new Internet business, nextyellow.com. The objective of DAG Interactive is to introduce our unique and innovative software solution to the online Yellow Pages industry. DAG Interactive’s new business, nextyellow.com, utilizes a new, patent pending application which facilitates highly accurate and instant automated matching between consumers’ needs and businesses’ capabilities. To utilize this application, a customer visits our website and describes, as necessary, a certain need that the customer has for goods or services. Upon completing this description, our application characterizes the consumers’ requests by geographic location as well as by a DAG Interactive-developed category index and ultimately locates businesses or vendors which provide the sought after services or goods. Our application then automatically matches those businesses or vendors with the customer’s request. Upon completing the match, an automated message is sent from our system to those matching businesses or vendors who are ultimately responsible for following up on the lead and contacting the customer. In simple terms, businesses, service providers and retailers register and receive leads for prospective customers in their geographic coverage area and categories for a monthly fee and generate business in response to inquiries submitted by customers who visit our website.

The application, which covers the typical Yellow Pages index and more, transforms the old-fashioned “Let your fingers do the walking” way of thinking into a new paradigm: “Let the business do the walking” (a trademark of DAG Interactive), where businesses contact customers in response to customers’ inquiries.

On October 11, 2006, we entered into a stock agreement with Mr. Guy Mushkat, the founder and Chief Executive Officer of Shopila. Pursuant to the terms of the stock agreement, we purchased 80% of the issued and outstanding common shares of Shopila from him. The purchase price was approximately $318,000 which includes liabilities assumed.

On May 15, 2007, the Company formed a new wholly-owned subsidiary named DAG Funding Solutions, Inc, (“DAG Funding”). DAG Funding was formed to carry out a new business initiative centered on money lending services to businesses. More specifically, DAG Funding offers commercial short term funding solutions and loan services against collateral such as real estate, receivables, trading shares, etc., accompanied, in most cases, by personal guarantees from the principals.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Net Sales

Net sales for the three month period ended June 30, 2007 were $46,612 compared to $0 for the same period in 2006. Net sales in the amount of $44,993 represent sales made through Shopila’s market places. Net sales include selling a broad range of products across two main categories which are as follows: electronics and jewelry, selling directly through our website Shopila.com and via major marketplaces like Amazon.com and eBay.com. Subscription revenues of $1,619 were attributable to nextyellow.com operations for selling subscriptions.

Interest income from short term notes

Interest income from short term notes for the three month period ended June 30, 2007 were $4,967 compared to $0 for the same period in 2006. Interest income includes interest on the short term notes issued by DAG Funding.

Costs of goods sold

Costs of goods sold for the three month period ended June 30, 2007 were $34,000 compared to $0 for the same period in 2006. Cost of goods sold includes the purchase price of consumer products sold by us including shipping costs and handling fees.

Selling expenses

Selling expenses for the three month period ended June 30, 2007 were $8,958 compared to $0 for the same period in 2006. Selling expenses includes market place fees which can vary between market places and on the product being sold.

Web Development costs

Web development costs for the three months ended June 30, 2007 were $12,336 compared to $112,994 for the same period in 2006. In 2007 these costs were attributable to the amortization of nextyellow.com web development expenses, in 2006 these cost were attributable to nextyellow.com web development expenses which includes issuance of shares and options.

Marketing Expenses

Marketing Expenses for the three months ended June 30, 2007 were $11,677 compared to $15,529 for the same period in 2006. These expenses are primarily attributable to the operation of nextyellow.com and Shopila.

Write off of Goodwill and Other intangible assets

During the three month period ended June 30, 2007, the Company wrote-off its Goodwill and Other intangible assets related to the acquisition of Shopila, in the amount of $449,057, since Shopila is struggling financially and facing insufficient operating cash flow.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2007 were $201,429 compared to $171,681 for the same period in 2006, an increase of $29,748, or 17.3%. This increase is primarily attributable to an increase in professional fees of approximately $11,000 mainly due to an increase in legal fees, an increase in rental expenses of approximately $13,000 due to the new lease agreement, offset by a decrease in public relations fees of $13,000, mainly due to less filings made by the Company in 2007. We expect general and administrative expenses to increase as a result of ongoing expenses related to reporting obligations and compliance, such as those mandated by the Sarbanes-Oxley Act and NASDAQ requirements.

Other Income, net

For the three month period ended June 30, 2007, we had other income consisting of dividends and interest offset by realized losses on the sale of marketable securities, in the aggregate amount of $111,584, compared to other income of $92,368 for the three month period ended June 30, 2006, an increase of $19,216, or 20.8%. The increase is attributable primarily to the fluctuation in performance of our portfolio and marketable securities.

Discontinued Operations

On April 20, 2006, we completed the sale of The Jewish Israeli Yellow Pages and The Jewish Master Guide (also known as the Kosher Yellow Pages, referred to herein as the Jewish directory business, to DAG-Jewish Directories, Inc., a buying entity that was established by a group of sales agencies’ owners and a few of our employees. For the three month period ended June 30, 2007 we had other income in the amount of $72,916 which represent payments from the sale of the directories, compared to a gain on the sale of the Jewish directories business amounting to $652,412 for the three month period ended June 30, 2006 which includes net liabilities assumed and payments received, net of professional fees of approximately $160,000.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net Sales

Net sales for the six month period ended June 30, 2007 were $71,636 compared to $0 for the same period in 2006. Net sales in the amount of $68,655 represent sales made through Shopila’s market places. Net sales include selling a broad range of products across two main categories which are as follows: electronics and jewelry, selling directly through our website Shopila.com and via major marketplaces like Amazon.com and eBay.com. Subscription revenues of $2,981 were attributable to nextyellow.com operations for selling subscriptions.

Interest income from short term notes

Interest income from short term notes for the six month period ended June 30, 2007 were $4,967 compared to $0 for the same period in 2006. Interest income includes interest on the short term notes issued by DAG Funding.

Costs of goods sold

Costs of goods sold for the six month period ended June 30, 2007 were $52,013 compared to $0 for the same period in 2006. Cost of goods sold includes the purchase price of consumer products sold by us including shipping costs and handling fees.

Selling expenses

Selling expenses for the six month period ended June 30, 2007 were $13,791 compared to $0 for the same period in 2006. Selling expenses includes market place fees which can vary between market places and on the product being sold.

Web Development costs

Web development costs for the six month period ended June 30, 2007 were $24,672 compared to $112,994 for the same period in 2006. In 2007 these costs were attributable to the amortization of nextyellow.com web development expenses, in 2006 these cost were attributable to nextyellow.com web development expenses which includes issuance of shares and options.

Marketing Expenses

Marketing Expenses for the six months ended June 30, 2007 were $14,866 compared to $15,529 for the same period in 2006. These expenses are primarily attributable to the operation of nextyellow.com and Shopila.

Write off of Goodwill and Other intangible assets

During the six month period ended June 30, 2007, the Company wrote-off its Goodwill and Other intangible assets related to the acquisition of Shopila, in the amount of $449,057, since Shopila is struggling financially and facing insufficient operating cash flow.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2007 were $430,450 compared to $378,514 for the same period in 2006, an increase of $51,936, or 13.7%. This increase is primarily attributable to an increase in payroll expenses of approximately $36,000 due to the acquisition of Shopila, an increase in rental expenses of approximately $16,000 due to the new lease agreement, an increase in hosting and maintenance of nextyellow.com website of approximately $11,000, which started operation in June of 2006, offset by professional fees of approximately $17,000 mainly due to a decrease in accounting fees and decrease in public relations expenses of approximately $15,000 mainly due to less filings made by the Company in 2007. We expect general and administrative expenses to increase as a result of ongoing expenses related to reporting obligations and compliance, such as those mandated by the Sarbanes-Oxley Act and NASDAQ requirements.

Other Income, net

For the six month period ended June 30, 2007, we had other income, net, consisting of dividend and interest, offset by realized losses on the sale of marketable securities, in the aggregate amount of $136,391, compared to other income of $49,739 for the six month period ended June 30, 2006. The increase is attributable primarily to the fluctuation in performance of our portfolio and marketable securities.

Discontinued Operations

On April 20, 2006, we completed the sale of The Jewish Israeli Yellow Pages and The Jewish Master Guide (also known as the Kosher Yellow Pages, referred to herein as the Jewish directory business, to DAG-Jewish Directories, Inc., a buying entity that was established by a group of sales agencies’ owners and a few of our employees. For the six month period ended June 30, 2007 we had other income in the amount of $121,527 which represent payments from the sale of the directories, compared to a gain on the sale of the Jewish directories business amounting to $532,671 for the six month ended June 30, 2006 which includes net liabilities assumed and payments received, net of professional fees.

Liquidity and Capital Resources

At June 30, 2007, we had cash and cash equivalents, marketable securities and short term investments of approximately $6,064,000 and working capital of $6,426,000 as compared to cash and cash equivalents, marketable securities and short term investments of $7,014,000 and working capital of approximately $6,529,000 at December 31, 2006. The decrease in cash and cash equivalents and marketable securities primarily reflects the increase in loss from operations and issuance of short term notes of $795,000 which were issued by DAG Funding, offset by an increase in the market value of marketable securities and cash received on sale of Jewish directories business. The decrease in working capital is primarily attributable to the operating losses recognized during the six month period ended June 30, 2007.

Net cash used in operating activities was $352,850 for the six months ended June 30, 2007 compared to $255,494 for the period ended June 30, 2006.The increase in net cash used in operating activities primarily results from the net loss and the decrease in account payable and accrued expenses, offset by the gain on the sale of the Jewish directories business and write off of Goodwill and Other intangible assets.

Net cash used in investing activities was $947,563 for the six month period ended June 30, 2007 compared to net cash provided by investing activities of $142,602 for the six months ended June 30, 2006. Net cash used in investing activities was primarily the result of issuance of short term notes in the amount of $795,000 in 2007 and the investment in marketable securities offset by the proceeds from the sales of marketable securities.

Net cash used in financing activities for the six months ended June 30, 2007 was $0 compared to $308,726 for the same period in 2006. This decrease in net cash used in financing activities reflects mainly dividend payments of approximately $314,000 in 2006.

We have not entered into any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

We anticipate that our current cash balances will be sufficient to fund the maintenance of our web sites as well as increases in our marketing and promotional activities for the next 12 months. However, we expect our working capital requirements to increase over the next 12 months as we continue to strive for growth.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007.

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

Based on this evaluation of our internal controls, for the reason discussed below, our chief executive officer and chief financial officer have concluded that our disclosure controls were (1) not effective in design to ensure that material information relating to our tax position is made known to our chief executive officer and chief financial officer by others within our organization, as appropriate to allow timely decisions regarding required disclosures, and (2) not effective to ensure that information required to be disclosed by us in our reports which relate to our tax position that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We believe that we remediated this material weakness, which related to our ability to prepare, report and disclose our tax position in our financial statements. In April 2007, we hired an accounting firm to assist us in our tax preparation and analysis. We believe this remediation effort has enhanced our ability to report our tax position in our financial statements and that the aforementioned material weakness has been remediated as of the balance sheet date. We believe that the tax liability in our financial statements is reasonable in all material respects. However, we cannot assure you that our independent registered public accounting firm will agree with our management’s assessment that we have remediated it or that we will not encounter further instances of breakdowns in our internal control over financial reporting or disclosure controls and procedures.

Other than what was discussed above, no other change in our internal controls  over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting

PART II       OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On February 24, 2004 the Jewish Sephardic Yellow Pages Ltd. (the “Plaintiff”) filed a claim against us in the U.S. District Court for the Eastern District of New York, challenging our ownership of our federally registered trademark “Kosher Yellow Pages” and seeking declaratory judgment, injunctive relief and compensatory and punitive monetary damages against us in connection with our use of the trademark. We filed an answer on April 7, 2004 vigorously denying plaintiff’s claims and asserting that there is no basis for liability. We have also asserted a counterclaim and third party complaint against Plaintiff and the Plaintiff’s owner in which we seek a declaratory judgment that we are the rightful owner of the mark “the Kosher Yellow Pages”, and seeking injunctive relief, compensatory and punitive monetary damages and other relief against the continuing, unauthorized use of our trademark by the Plaintiff. On April 5, 2005, we filed a motion for summary judgment. On March 19, 2007 the Court granted our motion for summary judgment and dismissed Plaintiff’s federal trademark infringement claim. Following this award, the parties agreed to dismiss the federal trademark claims with prejudice, and the state law trademark and other claims without prejudice, and that our supplemental registration of our trademark would be surrendered. To our knowledge, no state court action has been brought or is threatened by the Plaintiff. At this time the matter is concluded, subject to the possibility of a state court action on the state law claims.

In January 2001, Flexible Business Systems, Inc. commenced an action against DAG Media, Inc. and Dapey Assaf, Ltd., in the Supreme Court of the State of New York, County of Suffolk for breach of contract, seeking compensation for unpaid invoices pursuant to a written agreement for computer software. We defended the complaint claiming there was no valid contract between the parties as the software program did not comport to our needs. Following a trial, on January 26, 2006, we received a Notice of Entry, finding in favor of Flexible Business Systems and awarding them the sum of $38,553 plus interest from January 19, 2001. We filed a Notice of Appeal from the Notice of Entry, and we intend to appeal the decision. In April 2006, while the appeal is pending, plaintiff levied our bank account for the sum of $58,926, which sum was ultimately drawn from our bank account in satisfaction of the judgment. Depending upon the outcome of the appeal, this amount is to be paid to us by the purchasers and therefore is showing on the balance sheet as due from purchasers. The appeal was perfected and the parties await an argument date from the Appellate Division, Second Department. We expect this date in the Fall of 2007 or later.

In 2004, Neopost Leasing, Inc. commenced a collection action against Black Book Photography, Inc. (“BBP”), a former subsidiary of DAG Media, in the Civil Court of the State of New York, County of Queens, to recover $15,987 on an equipment lease for a certain postage meter or similar equipment sold to Brandera.com (USA) Inc., which in turn sold certain assets to BBP. The equipment was apparently in the office in Manhattan when BBP purchased the assets of the business from Brandera.com (USA) Inc. on August 2, 2002. The agreement governing that purchase provided, inter alia, that BBP would take title to any equipment and would assume “any contracts”. In connection with the later sale of DAG’s interest in BBP to Modern Holdings, Inc. it appears that DAG agreed to indemnify Modern as to this claim, and it remains a contingent liability of DAG’s accordingly. In light of the terms of the contract between Brandera.com (USA) Inc., there may be full liability on this claim. We have opposed the motion. Plaintiff’s replay is due on June 11, 2007.

We made a provision in the amount of $15,987 as of December 31, 2006. The motion for summary judgment was withdrawn by the plaintiff and thus there was no decision on the motion. We expect that plaintiff will, at some point, place the case on the trial calendar.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	Our annual meeting of shareholders was held on June 19, 2007.
(b)	The following is a list of all nominees for Director of our company who were elected at the annual meeting and whose term of office continued after the annual meeting:

Assaf Ran

Mark Alhadeff

Michael Jackson

Phillip Michals

Eran Goldshmid

(c)

There were present at the annual meeting in person or by proxy 3,001,425 shares of our common stock out of a total of 3,236,460 shares of our common stock issued and outstanding and entitled to vote at the annual meeting.

(d)	The results of the vote of the shareholders taken at the annual meeting by ballot and by proxy as solicited by us on behalf of the board of directors were as follows:
(i)	The results of the vote taken at the annual meeting for the election of the nominees for our board of directors were as follows :

NAME	VOTES FOR	VOTES WITHHELD

Assaf Ran	3,031,910 Shares	19,517 Shares

Phillip Michals	3,031,910 Shares	19,517 Shares

Eran Goldshmid	3,031,820 Shares	19,607 Shares

Michael Jackson	3,077,712 Shares	19,715 Shares

Mark Alhadeff	3,031,910 Shares	19,517 Shares

(ii)

A vote was taken on the proposal to amend our 1999 Stock Option Plan to increase the number of shares of common stock available for issuance from 1,004,000 to 1,154,000 shares. The results of the vote taken at the annual meeting with respect to such proposal were as follows:

For	Against	Abstain	Broker Non-Votes

1,543,430 shares	219,925 shares	2,100 shares	1,235,970 shares

ITEM 6.        EXHIBITS

Exhibit No.	Description
16.1	Letter from Amper, Politziner & Mattia, dated June 5, 2007 to the Securities and Exchange Commission (1).
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
32.1	Chief Executive Officer Certification as required under section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)
32.2	Chief Financial Officer Certification as required under section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

(1)	Previously filled as an Exhibit to the Form 8-K filed on June 7, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAG Media, Inc. (Registrant)

Date: August 10, 2007	By: /s/ Assaf Ran Assaf Ran, President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2007	By: /s/ Inbar Evron-Yogev Inbar Evron-Yogev, Chief Financial Officer (Principal Financial and Accounting Officer)