Form 10QSB
period 2007-09-30
DAG MEDIA INC
filed 2007-11-13
CIK 1080340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2007

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

Yes    ☐      No   ☒

State the number of shares outstanding of each of the issuer’ s classes of common stock, as of November 13, 2007 :

                          Class                                                                                      Number of Shares

Common Stock, $.001 par value                                                                        3,236 ,460

Transitional Small Business Disclosure Format                  Yes ☐            No  ☒

(i)

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

            DAG MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(unaudited)

Assets	September 30, 2007

Current assets:
Cash and cash equivalents	$1,543,870
Marketable securities	1,729,260
Short term investment - insurance annuity contract - at fair value	1,027,231

Total cash and cash equivalents, marketable securities and short term investment	4,300,361

Interest receivable	22,945
Due from purchaser	209,465
Short term notes	2,488,618
Other current assets	33,968

Total current assets	7,055,357

Property and equipment, net	13,115
Capitalized web development costs, net	86,351
Other assets	142,515

Total assets	$7,297,338

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$62,462
Income tax payable	312,245
Deferred gain from the sale of Jewish Directories	145,835

Total current liabilities	520,542

Commitments and contingencies

Shareholders’ equity:
Preferred shares - $ .01 par value; 5,000,000 shares authorized; no shares issued	—
Common shares - $ .001 par value; 25,000,000 authorized; 3,305,190 issued and 3,236,460 outstanding	3,305
Additional paid-in capital	9,144,976
Treasury stock, at cost- 68,730 shares	(231,113)
Accumulated other comprehensive loss	(197,962)
Accumulated deficit	(1,942,410)

Total shareholders’ equity	6,776,796

Total liabilities and shareholders’ equity	$7,297,338

               The accompanying notes are an integral part of these consolidated financial statements.

DAG MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Subscription revenues, net	$1,324	$7,821	$4,305	$7,821
Interest income from short term notes	60,504	—	65,471	—

Total Revenue	61,828	7,821	69,776	7,821

Operating costs and expenses:
Web development costs	12,336	12,336	37,008	125,330
Marketing expenses	4,034	41,303	7,537	56,832
General and administrative expenses	155,296	205,647	541,831	584,161

Total operating costs and expenses	171,666	259,286	586,376	766,323

Loss from operations	(109,838)	(251,465)	(516,600)	(758,502)

Other income	87,990	61,603	230,224	111,342

(Loss) income from continuing operations	(21,848)	(189,862)	(286,376)	(647,160)

Discontinued operations:
Gain on the sale of the Jewish Directories:	72,918	72,918	194,444	680,718
Income (Loss) from continuing operations of Shopila	113,915	—	(259,089)	—
Income (Loss) from discontinued operations of the Directories	—	—	—	(75,129)

Income (loss) from discontinued operations	186,833	72,918	(64,645)	605,589

Net income (loss)	$164,985	$(116,944)	$(351,021)	$(41,571)

Basic and Diluted net income (loss) per common share outstanding:
Continuing operations	$(0.01)	$(0.06)	$(0.09)	$(0.20)
Discontinued operations	0.06	0.02	(0.02)	0.19

Total net income (loss) per common share – basic and diluted	$0.05	$(0.04)	$(0.11)	$0.01

Weighted average number of common shares outstanding
—Basic and Diluted	3,236,460	3,179,721	3,236,460	3,156,423

             The accompanying notes are an integral part of these consolidated financial statements.

DAG MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(351,021)	$(41,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amoritzation	40,376	20,061
Amortization of deferred compensation and non cash compensation	121,667	257,928
Gain on the sale of Jewish Directories	(194,444)	(426,107)
Loss from discontinued operations of Shopila	259,089	—
Realized (gain) loss on sale of marketable securities	(40,790)	70,861
Gain on the sale of fixed assets	—	(14,232)
Changes in operating assets and liabilities:
Interest receivable	(22,945)	—
Other current assets	4,622	(55,556)
Due from purchasers	—	(58,881)
Accounts payable and accrued expenses	(127,241)	48,952
Income tax payable	(29,436)	(25,652)
Assets and liabilities of discontinued operations	(94,653)	(146,900)

Net cash used in operating activities	(434,776)	(371,097)

Cash flows from investing activities:
Proceeds from sale of marketable securities	1,888,680	2,541,023
Investment in marketable securities	(1,291,264)	(2,562,194)
Issuance of short term notes	(2,488,618)	—
Cash received on sale of Jewish Directories, net of expenses	255,860	254,610
Investment in convertible loan	—	(25,000)
Purchase of fixed assets	—	(18,729)
Proceeds from sale of fixed assets	—	9,213
Capitalized web development costs		(22,429)

Net cash (used in) provided by investing activities	(1,635,342)	176,494

Cash flows from financing activities:
Dividend paid	—	(314,246)
Proceeds from exercise of stock options	—	5,520

Net cash used in financing activities	—	(308,726)

Net decrease in cash	(2,070,118)	(503,329)
Cash and cash equivalents, beginning of period	3,613,988	4,210,427

Cash and cash equivalents, end of period	$1,543,870	$3,707,098

Supplemental Cash Flow Information:
Taxes paid during the period	$28,981	$25,535

Capitalized software acquired through issuance of stock and grant of option	—	$125,602

Common stock issued for services performed	$—	$80,600

 The accompanying notes are an integral part of these consolidated financial statements.

DAG MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

1.     THE COMPANY

The accompanying unaudited consolidated financial statements of DAG Media, Inc. (referred to herein as “DAG”, “we”, “us”, “our” or the “Company”) included herein have been prepared by us in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2006 and the notes thereto included in our Form 10-KSB. Results of consolidated operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year. All material intercompany accounts and transactions have been eliminated.

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

As a result of recent formation of our wholly-owned subsidiary DAG Funding Solutions, Inc.; the formation of our subsidiary DAG Interactive, Inc. in 2005; and our acquisition of 80% of the outstanding common stock of Shopila Corporation in 2006 which we decided to discontinue in July 2007(see note 6), referred to herein as Shopila, a Delaware corporation, we currently own a majority interest in these three subsidiaries.

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

Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS Statement No. 109, ACCOUNTING FOR INCOME TAXES. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. See Note 5 for additional information regarding income taxes. There were no adjustments required upon adoption of FIN 48.

Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s financials statements.

3.     EARNINGS PER SHARE OF COMMON STOCK

We have applied Statement of Financial Accounting Standards, No. 128, “Earnings Per Share” in the calculation and presentation of earnings per share - “basic” and “diluted”. Basic earnings per share are computed by dividing income available to common shareholders (the numerator) by the weighted average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. For the nine month periods ended September 30, 2007 and September 30, 2006, potential dilutive common shares have not been included in the calculation of diluted earnings per share since the effect would be anti-dilutive for all periods presented.

The numerator in calculating both basic and diluted earnings per common share for each period is the reported net income. The denominator is based on the following weighted average number of common shares:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Basic	3,236,460	3,179,721	3,236,460	3,156,423

Incremental shares for assumed conversion of options	—	—	—	—

Diluted	3,236,460	3,179,721	3,236,460	3,156,423

617,000 stock options were not included in the diluted earnings per share calculation for the three and nine month periods ended September 30, 2007, as there is a net loss from continuing operations and 528,000 stock options were not included in the diluted earnings per share calculation for the three and nine month periods ended September 30, 2006, as their effect would have been anti-dilutive.

4.      STOCK – BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” for periods beginning fiscal 2006. We account for equity instruments issued to non employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling Goods or Services. All transactions with non employees, in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

We adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation cost in 2007 and 2006 includes cost for options granted prior to but not vested as of December 31, 2005, and vested in 2007 and 2006. Therefore results for prior periods have not been restated. Share based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2007 were $35,259 and $121,667, respectively. Share based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 were $46,473 and $125,500, respectively.

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

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average share assumptions used for grants in 2007 and 2006: (1) expected life of 5 years; (2) $0.40 cents per share annual dividends yield; (3) expected volatility 70%; (4) risk free interest rate of 4.4% to 5%.

      The following summarizes stock option activity for 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2006	578,000	$2.68

Granted	96,000	1.67

Exercised	—	—

Forfeited	(57,000)	1.45

Outstanding at September 30, 2007	617,000	$2.64	2.79	$780,574

Vested and exercisable at September 30, 2007	462,467	$2.82	2.51	$597,454

The weighted-average fair value of each option granted during the nine month periods ended September 30, 2007 and 2006, estimated as of the grant date using the Black-Scholes option valuation model, was $0.94 per option and $1.07 per option, respectively

5. INCOME TAXES

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS Statement No. 109, ACCOUNTING FOR INCOME TAXES. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As of December 31, 2006, the Company had income tax payable of $342,000. The Company did not record any cumulative effect adjustment to retained earnings as a result of adopting FIN No. 48.

The Company continues to reflect interest and penalties, if any, in its income tax liability. As of September 30, 2007, the Company had $90,000 of accrued interest and $160,000 of accrued penalties included in the $312,000 of income tax payable.

The Company is no longer subject to U.S. federal and state and local income tax examinations by tax authorities for years prior to 2004, as these tax years are closed.

6. SIGNIFICANT EVENTS

On May 15, 2007, the Company formed a new wholly-owned subsidiary named DAG Funding Solutions, Inc, (“DAG Funding”). DAG Funding was formed to carry out a new business initiative centered on money lending services to businesses. More specifically, DAG Funding offers secured commercial short term funding solutions and loan services generally against collateral such as real estate, receivables and marketable securities, accompanied, in most cases, by personal guarantees from the principals. Since the commencement of operations in May, 2007, to September 30, 2007, DAG Funding has made loans in the aggregate amount of $2,488,618 bearing interest at effective rates ranging from 13% to 16% with additional points in certain cases. New loans are generated through loan brokers, who generally receive a commission equal to 1% (charged to the borrower) of the face amount of the loan and through internet and print advertising.

In July of 2007 the Company decided to discontinue Shopila’s operations since Shopila was struggling financially and facing insufficient operating cash flow. Consequently, Shopila can not repay its liabilities, including a promissory note and a line of credit, and thus the Company wrote-off Shopila’s liabilities.

As of June 30, 2007, the Company wrote-off its goodwill and other intangible assets relating to the acquisition of Shopila.

Accordingly, the Company has reflected Shopila’s operations as a discontinued operation in the accompanying financial statements. As a result, sales, cost of goods sold, and related expenses have been reclassified in the statement of operations and are shown separately as a net amount under the caption income (loss) from discontinued operations for all periods presented. Accordingly, we recorded an income (loss) from discontinued operations totaling $113,915 and ($259,089) for the three and nine month periods ended September 30, 2007, respectively. The $259,089 loss for the nine month period includes Shopila’s losses for the period in the amount of $59,020 and a write-off of goodwill and other intangible assets in the amount of $449,057. The write-off of goodwill and other intangible assets had previously been recognized as an impairment loss in connection with the filing of the Company’s Form 10QSB for the six month period ended June 30, 2007. In addition, a previously recorded deferred tax liability related to other intangible assets in the amount of $67,600, previously recorded as an income tax benefit in the six month period ended June 30, 2007, has been reclassified in connection with the discontinued operations. The loss from discontinued operations for the nine month period ended September 30, 2007 also includes income from minority interest in the amount of $66,724 and the write-off of liabilities in the amount of $114,664 which Shopila does not have the financial ability to pay. Net sales from the discontinued operations were $2,346 and $71,001, for the three and nine month periods ended September 30, 2007, respectively.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-QSB. The discussion and analysis contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements.

DAG through its subsidiaries provides short term non banking commercial loans, as well as solutions to the online yellow pages industry and to local search .

On May 15, 2007, the Company formed a new wholly-owned subsidiary named DAG Funding Solutions, Inc. (“DAG Funding”). DAG Funding was formed to carry out a new business initiative centered on money lending services to businesses. More specifically, DAG Funding offers secured commercial short term funding solutions and loan services generally against collateral such as real estate, receivables and marketable securities, accompanied, in most cases, by personal guarantees from the principals. Since the commencement of operations in May 2007 to September 30, 2007, DAG Funding has made loans in the aggregate amount of $2,488,618 bearing interest at effective rates ranging from 13% to 16% with additional points in certain cases. New loans are generated through loan brokers, who generally receive a commission equal to 1% (charged to the borrower) of the face amount of the loan and through internet and print advertising.

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

In July of 2007 the Company decided to discontinue Shopila’s operations since Shopila was struggling financially and facing insufficient operating cash flow. Consequently, Shopila can not repay its liabilities, including a promissory note and a line of credit, and thus the Company wrote-off Shopila’s liabilities.

As of June 30, 2007, the Company wrote-off its goodwill and other intangible assets relating to the acquisition of Shopila.

Accordingly, the Company has reflected Shopila’s operations as discontinued operations in the accompanying financial statements. As a result, sales, cost of goods sold, and related expenses have been reclassified in the statement of operations and are shown separately as a net amount under the caption income (loss) from discontinued operations for all periods presented. Accordingly, we recorded an income (loss) from discontinued operation totaling $113,915 and ($259,089) for the three and nine month period ended September 30, 2007, respectively. Net sales from the discontinued operations were $2,346 and $71,001, for the three and nine month periods ended September 30, 2007, respectively.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Subscription revenues

Subscription revenues for the three months ended September 30, 2007 were $1,324 compared to $7,821 for the same period in 2006. These revenues are attributable to nextyellow.com operations.

Interest income from short term notes

Interest income from short term notes for the three month period ended September 30, 2007 were $60,504 compared to $0 for the same period in 2006. Interest income consists of interest on the short term notes issued by DAG Funding.

Web Development costs

Web development costs for each of the three month period ended September 30, 2007 and 2006 were $12,336. These costs are attributable to the amortization of capitalized web development costs of nextyellow.com.

Marketing Expenses

Marketing Expenses for the three months ended September 30, 2007 were $4,034 compared to $41,303 for the same period in 2006. These marketing expenses are primarily attributable to the operation of nextyellow.com. The decrease in marketing expenses is due to management’s decision to reduce marketing activities until such time a strategic partner or an investor is found.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2007 were $155,296 compared to $205,647 for the same period in 2006, a decrease of $50,351 or 24.5%. This decrease is primarily attributable to a decrease in professional fees of approximately $26,000 mainly due to a decrease in legal fees, a decrease in payroll expenses of approximately $15,000 due to the decrease in the CEO’s Salary and a decrease in shared based compensation expenses of approximately $11,000. We expect general and administrative expenses to increase as a result of ongoing expenses related to reporting obligations and compliance, such as those mandated by the Sarbanes-Oxley Act.

Other Income (loss)

For the three month period ended September 30, 2007, we had other income consisting of dividends, interest and realized gains of $87,990 compared to other income of $61,603 for the three month period ended September 30, 2006. The increase is attributable primarily to the fluctuation in performance of our portfolio and marketable securities and to the higher interest rates.

Discontinued Operations

On April 20, 2006, we completed the sale of The Jewish Israeli Yellow Pages and The Jewish Master Guide (also known as the Kosher Yellow Pages, referred to herein as the Jewish directory business), to DAG-Jewish Directories, Inc., a buying entity that was established by a group of sales agencies’ owners and a few of our employees. In each of the three month periods ended September 30, 2007 and 2006 we had other income in the amount of $72,918 which represents installment payments from the sale of the directories.

In July of 2007 the Company decided to discontinue Shopila’s operations since Shopila was struggling financially and facing insufficient operating cash flow. Consequently, Shopila can not repay its liabilities, including a promissory note and a line of credit, and thus the Company wrote-off Shopila’s liabilities.

As of June 30, 2007, the Company wrote-off its goodwill and other intangible assets relating to the acquisition of Shopila.

Accordingly, the Company has reflected Shopila operations as a discontinued operations in the accompanying financial statements. As a result, sales, Cost of goods sold, and related expenses have been reclassified in the statement of operations and are shown separately as a net amount under the caption loss from discontinued operation for all periods presented. Accordingly, we recorded an income from discontinued operations totaling $113,915 for three month period ended September 30, 2007 mainly due to the write-off of Shopila’s outstanding liabilities in the amount of $114,664 which Shopila does not have the financial ability to pay.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Subscription revenues

Subscription revenues for the nine months ended September 30, 2007 were $4,305 compared to $7,821 for the same period in 2006. These revenues are attributable to nextyellow.com operations.

Interest income from short term notes

Interest income from short term notes for the nine month period ended September 30, 2007 were $65,471 compared to $0 for the same period in 2006. Interest income consists of interest on the short term notes issued by DAG Funding.

Web Development costs

Web development costs for the nine months ended September 30, 2007 were $37,008 compared to $125,330 for the same period in 2006. In 2007 these costs are attributable to the amortization of nextyellow.com web development expenses while, in 2006 these costs were attributable to nextyellow.com web development expenses which includes issuance of shares and options and to the amortization of nextyellow.com web development expenses.

Marketing Expenses

Marketing expenses for the nine months ended September 30, 2007 were $7,537 compared to $56,832 for the same period in 2006. These marketing expenses are primarily attributable to the operation of nextyellow.com. The decrease in marketing expenses is due to management’s decision to reduce marketing activities until such time a strategic partner or an investor is found.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2007 were $541,831 compared to $584,161 for the same period in 2006, a decrease of $42,330, or 7.2%. This decrease is primarily attributable to a decrease in professional fees of approximately $42,000 due to decrease in legal expenses and accounting expenses, a decrease in shared based compensation expenses of approximately $25,000 and a decrease in public relations expenses of approximately $18,000 mainly due to less filings made by the Company in 2007, offset by an increase in rental expenses of approximately $22,000 due to the new lease agreement in July 2006 and an increase in hosting and maintenance expenses of the nextyellow.com website of approximately $18,000, which started operation in June of 2006. We expect general and administrative expenses to increase as a result of ongoing expenses related to reporting obligations and compliance, such as those mandated by the Sarbanes-Oxley Act.

Other Income

For the nine month period ended September 30, 2007, we had other income mainly consisting of dividend, interest and realized gains of $230,224 compared to other income of $111,342 for the nine month period ended September 30, 2006. The increase is attributable primarily to the fluctuation in performance of our portfolio and marketable securities and to the higher interest rates.

Discontinued Operations

On April 20, 2006, we completed the sale of The Jewish Israeli Yellow Pages and The Jewish Master Guide (also known as the Kosher Yellow Pages, referred to herein as the Jewish directory business), to DAG-Jewish Directories, Inc., a buying entity that was established by a group of sales agencies’ owners and a few of our employees. For the nine month period ended September 30, 2007 we had other income in the amount of $194,444 which represents installment payments from the sale of the directories, compared to a gain on the sale of the Jewish directories business amounting to $605,589 for the nine month period ended September 30, 2006, which includes net liabilities assumed and payments received, net of professional fees.

In July of 2007 the Company decided to discontinue Shopila’s operations since Shopila was struggling financially and facing insufficient operating cash flow. Consequently, Shopila can not repay its liabilities, including a promissory note and a line of credit, and thus the Company wrote-off Shopila’s liabilities.

As of June 30, 2007, the Company had written-off its goodwill and other intangible assets relating to the acquisition of Shopila.

Accordingly, the Company has reflected Shopila’s operations as a discontinued operations in the accompanying financial statements. As a result, sales, cost of goods sold, and related expenses have been reclassified in the statement of operations and are shown separately as a net amount under the caption loss from discontinued operations for all periods presented. Accordingly, we recorded a loss from discontinued operations totaling $259,089 for the nine month period ended September 30, 2007. The $259,089 loss for the nine month period includes Shopila’s losses for the period in the amount of $59,020 and a write-off of goodwill and other intangible assets in the amount of $449,057. The write-off of goodwill and other intangible assets had previously been recognized as an impairment loss in connection with the filing of the Company’s Form 10QSB for the six month period ended June 30, 2007. In addition, a previously recorded deferred tax liability related to other intangible assets in the amount of $67,600, previously recorded as an income tax benefit in the six month period ended June 30, 2007, has been reclassified in connection with the discontinued operations. The loss from discontinued operations for the nine month period ended September 30, 2007 also includes income from minority interest in the amount of $66,724 and the write-off of liabilities in the amount of $114,664 which Shopila does not have the financial ability to pay.

Liquidity and Capital Resources

At September 30, 2007, we had cash and cash equivalents, marketable securities and short term investments of approximately $4,300,000 and working capital of $6,535,000 as compared to cash and cash equivalents, marketable securities and short term investments of $7,014,000 and working capital of approximately $6,529,000 at December 31, 2006. The decrease in cash and cash equivalents and marketable securities primarily reflects the loss from operations and issuance of short term notes of $2,489,000 which were issued by DAG Funding, offset by cash received on the sale of Jewish directories business. The decrease in working capital is primarily attributable to the operating losses recognized during the nine month period ended September 30, 2007.

Net cash used in operating activities was $434,776 for the nine months ended September 30, 2007 compared to $371,097 for the same period ended September 30, 2006.The increase in net cash used in operating activities primarily results from the net loss, a decrease in accounts payable and accrued expenses and amortization of deferred compensation, offset by the gain on the sale of the Jewish directories business and loss from discontinued operations of Shopila.

Net cash used in investing activities was $1,635,342 for the nine month period ended September 30, 2007 compared to net cash provided by investing activities of $176,494 for the nine months ended September 30, 2006. Net cash used in investing activities was primarily the result of issuance of short term notes in the amount of $2,488,618 in 2007 and the investment in marketable securities offset by the proceeds from the sales of marketable securities and cash received from the sale of the Jewish Directories.

Net cash used in financing activities for the nine months ended September 30, 2007 was $0 compared to $308,726 for the same period in 2006. Net cash used in financing activities reflects mainly dividend payments of approximately $314,000 in 2006.

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

Changes to Critical Accounting Policies and Estimates

Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS Statement No. 109, ACCOUNTING FOR INCOME TAXES. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. See Note 5 for additional information regarding income taxes.

Our critical accounting polices and estimates are set forth in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

Forward Looking Statements

This report contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act” ). Forward-looking statements are typically identified by the words “believe ”, “expect ”, “ intend” , “estimate ” and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial conditions and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements” ), including but not limited to the following: (i) the success of our new business strategy; (ii) potential acquisitions; (iii) our limited operating history; (iv ) potential fluctuations in our quarterly operating results; (v) challenges facing us relating to our growth; and (vi) our dependence on a limited number of suppliers. The accompanying information contained in this report, including the information set forth under “Management ’s Discussion and Analysis of Financial Condition and Results of Operations” , identifies important factors that could cause such differences. These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

ITEM 3.     CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007.

In connection with its audit of, and in the issuance of its report on our financial statements for the year ended December 31, 2006, Amper, Politziner & Mattia, P.C., included in their report to our Audit Committee of our Board of Directors a communication that identified certain items that it considers to be material weaknesses in the effectiveness of our internal controls pursuant to standards established by the Public Company Accounting Oversight Board. A “material weakness” is a reportable condition in which the design or operation of one or more of the specific control components has a defect or defects that could have a material adverse effect on an organization’s ability to record, process, summarize and report financial data in the financial statements in a timely manner.

This material weakness relates to our current lack of technical expertise necessary to prepare, report and disclose our tax position in our financial statements, which may restrict our ability to gather, analyze and report information relative to our tax related financial statement assertions in a timely matter, including insufficient documentation.

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

Other than what was discussed above, no other change in our internal controls  over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

DAG Media, Inc. (Registrant)

Date: November 13, 2007	By:	/s/ Assaf Ran

Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2007	By:	/s/ Inbar Evron-Yogev

Inbar Evron-Yogev, Chief Financial Officer
(Principal Financial and Accounting Officer)