Form 10KSB
period 2007-12-31
DAG MEDIA INC
filed 2008-03-14
CIK 1080340

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2007

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

          For the year ended December 31, 2007, the revenues of the registrant were $221,000.

          The aggregate market value of the voting and non-voting common equity stock of the registrant held by non-affiliates of the registrant, based on the closing price on the NASDAQ Capital Market on March 13, 2008 of $0.92, was approximately $1,735,667.

          As of March 14, 2008 the registrant has a total of 3,305,190 shares of Common Stock issued outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

DAG MEDIA, INC.
FORM 10-KSB ANNUAL REPORT
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the words “believe,” “expect,” “intend,” “estimate” and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial conditions and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements”), including but not limited to the following: (i) the successful integration of new businesses that we may acquire; (ii) the success of new operations which we have commenced and of our new business strategy; (iii) our limited operating history in our new business; (iv) potential fluctuations in our quarterly operating results; and (v) challenges facing us relating to our growth. The accompanying information contained in this report, including the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, identifies important factors that could cause such differences. These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

_____________________

All references in this Annual Report to “Dag Media,” “the Company,” “we,” “us” and “our” refer to DAG Media, Inc. a New York corporation founded in 1989 and its consolidated subsidiaries DAG Funding Solutions, Inc. (“DAG Funding”), formed under the laws of the State of New York and DAG Interactive, Inc. (“DAG Interactive”) formed under the laws of Delaware in May 2007 and December 2005, respectively, unless the context otherwise requires.

PART I

Item 1. Description of Business

General

          We provide short term, secured, non–banking, commercial loans, to small businesses. In addition, we have developed innovative software and a related web site that allows retail businesses and other service providers to reach prospective customers and clients for their goods and services in a more effective way than traditional on-line and print yellow pages. We have marketed this innovative software solution under the name Nextyellow on a limited basis to establish “proof of concept.”

          In July 2007 we discontinued operations of our 80% owned subsidiary Shopila Corporation (“Shopila”), which was dissolved in December 2007.

Products and services

          ▪ DAG Funding.

          The Company, through its subsidiary DAG Funding, offers short-term secured commercial loans to small businesses. Loans are secured by collateral such as real estate, receivables, and marketable securities and, generally, accompanied by personal guarantees from the principals of the businesses. Lending activities commenced on May 15, 2007. As of December 31, 2007 the aggregate amount of $4,927,250 has been lent, offset by short term notes paid in the amount of $614,039. Notes range in size from $50,000 to $1,020,000 were concluded at stated interest rates of 13% to 16%, but often at higher effective rates based upon points or other up-front fees. The Company uses its own employees, outside lawyers and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions. Outside appraisers are also employed to assist the Company’s officials in evaluating the worth of collateral. To date, the Company has not experienced any defaults and none of the loans previously made have been non-collectable, although no assurances can be given that existing or future loans may not go into default or prove to be non-collectible in the future.

          ▪ Nextyellow.com

          We, together with our development partner, have developed innovative software that allows retail businesses and other service providers to reach prospective customers and clients for their goods and services in a more effective way than that provided by traditional on-line and print yellow pages. We have named this innovative software solution and the internet site on which it appears “Nextyellow” and have marketed it, through our subsidiary, DAG Interactive, on a limited basis to establish “proof of concept”. Nextyellow facilitates highly accurate, automated matching of consumers’ needs to businesses’ capabilities within targeted local service areas. We have applied for patent and service mark protection for Nextyellow in the United States.

          Nextyellow represents a paradigm shift in the yellow page business. The old-fashioned world of “let the fingers do the walking” is going to be replaced by our new “let the businesses do the walking” model. It is a complete reversal of roles. Now, through Nextyellow, businesses will contact consumers in response to their inquiries.

          Nextyellow was developed by us and our development partner, Ocean-7 Development, Inc., a company experienced in Internet and software development, pursuant to a web-site development and services agreement dated December 5, 2005. The objective of Nextyellow is to facilitate the accurate, instant and automated matching of consumers’ needs to the capabilities of businesses’ serving their local area. To utilize this application, a customer will visit our website and describe the need that the customer has for goods or services. Upon completing this description, our application will characterize the consumers’ requests by geographic location as well as by a DAG Interactive-developed category index which locates businesses or vendors which provide the sought after services or goods. The software then automatically matches those businesses or vendors with the customer’s request. Upon completing the match, an automated message will be sent from our system to those matching businesses or vendors who are then responsible for following up on the lead and contacting the customer. In simple terms, businesses, service providers and retailers can register and receive leads for prospective customers in their geographic coverage area and categories for a monthly fee and generate business in response to inquiries submitted by customers who visit our website.

          With Nextyellow, businesses will pay a low monthly fee for each zip code/category combination in which they wish to market their goods or services. In return they receive qualified leads specific to their locality. Consumers, for whom the use of the website is free of charge, enjoy a friendly application that shortens the process of locating, selecting and contacting a business, which then provides an instant match between their needs and businesses’ capabilities.

          Our roll-out and full scale marketing of Nextyellow awaits new funding for this operation, preferably at the subsidiary level, or our reaching agreement with a marketing partner.

          ▪ Discontinued and Divested Operations

          In July 2007 we discontinued our e-commerce operations conducted through our subsidiary, Shopila, since it was struggling financially and facing insufficient operating cash flow. In December 2007 Shopila was dissolved. During the second quarter of 2007, the Company wrote-off its goodwill and other intangible assets relating to the acquisition of Shopila.

          Accordingly, the Company has reflected Shopila’s operations as a discontinued operation in the accompanying financial statements. As a result, sales, cost of goods sold, and related expenses have been reclassified in the statement of operations and are shown separately as a net amount under the caption income (loss) from discontinued operations for all periods presented. Accordingly, the Company recorded a loss of discontinued operations of $260,240 and $55,239 for the years ended December 31, 2007 and 2006, respectively. The loss from discontinued operations for the year ended December 31, 2007 includes income from minority interest in the amount of $66,724 and the write-off of liabilities in the amount of $114,664 which Shopila does not have the financial ability to pay. Net sales from the discontinued operations of Shopila were $71,001 and $222,307, for the years ended December 31, 2007 and 2006, respectively. The write-off of goodwill and other intangible assets had previously been recognized as an impairment loss in connection with the filing of the Company’s Form 10QSB for the six month period ended June 30, 2007. In addition, a previously recorded deferred tax liability related to other intangible assets in the amount of $67,600, previously recorded as an income tax benefit in the six month period ended June 30, 2007, has been reclassified in connection with the discontinued operations.

          Shopila had been an e-commerce company that bought products from wholesale suppliers and sold them to online shoppers. On October 11, 2006, we had purchased 80% of the issued and outstanding common shares of Shopila for approximately $318,000, consisting of $100,000 in cash; the issuance of 50,000 restricted shares of our common stock and an option to purchase an additional 50,000 shares of our common stock at an exercise price equal to the fair market value at date of grant and the assumption of certain liabilities.

          Until April 20, 2006, our principal business was the publication of bilingual, English, and Hebrew yellow page directories distributed free through local commercial and retail establishments in the New York metropolitan area, New Jersey and Florida including a yellow page directory designed to meet the special needs of the Hasidic and ultra-Orthodox Jewish communities. On April 20, 2006, we sold our two remaining yellow page directories to DAG-Jewish Directories, Inc., a buying entity that was established by a group of sales agency owners and a few of our employees for (i) $291,667 paid in cash at closing; (ii) a promissory note in the amount of $613,333 payable in 24 consecutive monthly installments of $25,556 each bearing interest, at 5% per annum; and (iii) the Buyer’s assumption of liabilities relating to the Jewish directories business in the amount of $3,197,000.

          We have reflected our former directories businesses as discontinued operations in the accompanying financial statements for all periods presented. As a result, sales, cost of goods sold, and related expenses have been reclassified in the statement of operations and are shown separately as a net amount under the caption income (loss) from discontinued operations for all periods presented. Accordingly, we recorded a net loss from discontinued operations of the Jewish Directories totaling $75,129 for the year ended December 31, 2006. Net revenue from the discontinued operations was $1,370,242, for the year ended December 31, 2006.

Growth strategy

          The immediate focus of our expansion plans is to increase the volume of our short-term, secured commercial loans to small businesses. As we gain experience in these operations we believe we will be able to do so. If we develop a successful track record in our lending operations, we will seek a warehouse line of credit from a commercial bank which, if obtained, will enable us to maintain higher outstanding loan balances to our customers.

          We will also continue to seek funding, preferably on the subsidiary level, or a marketing partner, to rollout and commercially develop our innovative and proprietary Nextyellow technology and related web site for accurate, instant and automated matching of consumers’ needs to the capabilities of businesses’ serving their local areas.

Sales and Marketing

          DAG Funding offers its loans primarily through the Company’s officers and independent loan brokers. Leads have been generated through a limited amount of newspaper advertising and direct mail. A principal source of new transactions has been repeat business from prior customers and their referral of new business.

          Nextyellow, offers a low cost monthly subscription to businesses that want to participate in its matching process and receive qualified leads specific to their locality. Fees are based on the number of zip code/category combinations covered by the subscription.

Government regulation

          We are subject to laws and regulations relating to business corporations generally, such as the Occupational Safety and Health Act, Fair Employment Practices and minimum wage standards. In addition, we are subject to laws and regulations imposing various requirements and restrictions, which among other things establish maximum interest rates, finance charges and charges we can impose for credit and our right to repossess and sell collateral. We believe that we are in compliance with all laws and regulations affecting our business and we do not have any material liabilities under these laws and regulations. In addition, compliance with all of these laws and regulations does not have a material adverse effect on our capital expenditures, earnings, or competitive position.

Competition

          As a commercial lender, we face intense competition in our business from numerous bank and non-bank providers of commercial loans. Our competitors include bank and institutional commercial lenders in the mortgage lending businesses, such as lending institutions and non-depository institutions that are able to offer the same products and services. Some of these companies are substantially larger and have more resources than we do. In addition, such larger competitors may have a larger customer base, operational efficiencies and more versatile technology platforms than we do. Competitors will continue to increase pressures on both us and other companies in our industry. Industry Competitors have continuously solicited our customers with varied loan programs and interest rate strategies. Management believes the competition has put, and will continue to put pressure on our pricing.

          Our subsidiary, DAG Interactive, was formed to launch an innovative web site NextYellow.com, for matching consumers needs with businesses capabilities. We believe that our extensive and comprehensive knowledge and experience in the yellow pages advertising market and referral service will facilitate the success of our new business initiative. Currently, we are not aware of any direct competitors in the marketplace and we believe that we have identified a novel business opportunity that will allow us to compete with any future rivals. Our technology is currently pending patent approval.

          New technologies and the expansion of existing technologies may also increase competitive pressures on us. Some of our competitors may devote substantially greater resources to their websites and systems development than we do.

          We believe that we are able to compete effectively in our current markets. There can be no assurance, however, that our ability to market products and services successfully or to obtain adequate returns on our products and services will not be impacted by the nature of the competition that now exists or may later develop.

Intellectual property

          To protect our rights to our intellectual property, we rely on a combination of federal, state and common law trademarks, service marks and trade names, copyrights and trade secret protection. We have registered some of our trademarks and service marks in the United States Patent and Trademark Office (USPTO) including the following marks relating to our current business:

           Nextyellow

          Let the business do the walking

          Where the business does the walking

          Where the business calls you

and some of our trade names in New York and New Jersey. In addition, every directory we publish has been registered with the United States Copyright Office. The protective steps we have taken may be inadequate to deter misappropriation of our proprietary information. These claims, if meritorious, could require us to license other rights or subject us to damages and, even if not meritorious, could result in the expenditure of significant financial and managerial resources on our part.

          On December 31, 2005, DAG Interactive, our subsidiary, filed a patent application with the USPTO to secure rights to its software, which matches vendors with consumers using various networked medias. We cannot anticipate the length or the result of the patent application process and we cannot assure that a patent will be issued.

Employees

           As of December 31, 2007, we employed a total of 3 people, including full-time and executive employees. All of them are filling executive, managerial and administrative positions in the accounting departments. We believe that our relationships with our employees and contractors are good. None of our employees are represented by a labor union.

Item 1A. CERTAIN RISK FACTORS THAT MAY AFFECT GROWTH AND
PROFITABILITY

          The following factors may affect our growth and profitability and should be considered by any prospective investors.

     Risks Related to our Business

We have generated minimal revenues from our current operations and incur losses.

          We have generated minimal revenues since we commenced our new lending operations. We may continue to incur losses for the next few years because marketing and administrative activities might exceed our revenues during that period.

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

We face intense competition in our market

          We operate in a highly competitive environment, and we expect competitive conditions to continue to intensify as merger activity in the financial services industry continues to produce larger, better capitalized and more geographically diverse companies that are capable of offering a wider array of financial products and services at better prices. In such a competitive environment, we may lose entire accounts, or may lose account balances, to competing financial institutions, or find it more costly to maintain our existing customer base. Customer attrition from any or all of our lending products, together with any lowering of interest rates or fees that we might implement to retain customers, could reduce our revenues and therefore our earnings. We expect that competition will continue to grow more intensely with respect to our products. Some of our competitors may be substantially larger than we are, which may give those competitors advantages, including a more diversified product and customer base, the ability to reach out to more customers and potential customers, operational efficiencies, lower-cost funding, and larger existing branch networks. These competitors may also consolidate with other financial institutions in ways that enhance these advantages and intensify our competitive environment.

We may experience increased delinquencies and credit losses

          Like other lenders, we face the risk that our customers will not repay their loans. Rising losses or leading indicators of rising losses (higher delinquencies, non-performing loans, or bankruptcy rates; lower collateral values) may require us to increase our allowance for loan losses and may degrade our profitability if we are unable to raise revenue or reduce costs to compensate for higher losses. The favorable credit environment we have experienced may not continue. In particular, we face the following risks in this area:

•

Missed Payments. We face the risk that customers will miss payments. Loan charge-offs are generally preceded by missed payments or other indications of worsening financial condition. Our reported delinquency levels measure these trends. Customers may be more likely to miss payments in the event of an economic downturn. In addition, we face the risk that consumer and commercial customer behavior may change, causing a long-term rise in delinquencies and charge-offs;

•

Collateral. We face the risk that collateral, when we have it, will be insufficient to compensate us for loan losses. When customers default on their loans and we have collateral, we attempt to seize it. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from our customers. Particularly with respect to our commercial lending and mortgage activities, decreases in real estate values could adversely affect the value of property used as collateral for our loans and investments. Thus, the recovery of such property could be insufficient to compensate us for the value of these loans;

•

Estimates of future losses. We face the risk that we may underestimate our future losses and fail to hold a loan loss allowance sufficient to account for these losses. Incorrect assumptions could lead to material underestimates of future losses and inadequate allowance for loan losses. In addition, our estimate of future losses impacts the amount of reserves we build to account for those losses. The build or release of reserves impacts our current financial results;

We face risk from economic downturns

          Delinquencies and credit losses in the consumer finance industry generally increase during economic downturns or recessions. Likewise, consumer demand may decline during an economic downturn or recession. In the United States, we face the risk that the effects of higher interest rates, higher energy costs and pressure on housing prices may place added strain on consumers’ ability to make purchases and repay their loans. Accordingly, an economic downturn in the United States (either local or national), can hurt our financial performance as accountholders default on their loans. Furthermore, because our business model is to lend across the credit spectrum, we make loans to lower credit quality customers. These customers generally have higher rates of charge-offs and delinquencies than do higher credit quality customers.

Finally, the credit environment in certain geographic areas may continue to worsen, which also could hurt our financial performance. Although we are geographically diversified, we have concentrations of our commercial loans in the New York metropolitan area. The regional economic conditions in these areas affect the demand for our products and services as well as the ability of our customers to repay loans and the value of the collateral securing these loans. A significant decline in the general economic conditions in these regional economies could have a material adverse effect on our financial condition and results of operations.

We Face Risk Related to the Strength and Growth of our Operations

Our ability to grow and compete is dependent on our ability to leverage and to manage the cost of that infrastructure while we expand our business.

Reputational Risk and Social Factors May Impact our Results

Our ability to originate and maintain accounts is highly dependent upon the perceptions of commercial borrowers and other external perceptions of our business. Adverse perceptions regarding our reputation in the consumer, commercial and funding markets could lead to difficulties in generating and maintaining accounts as well as in financing them. Particularly, negative perceptions regarding our reputation could lead to decreases in the levels of deposits that commercial customers and potential customers choose to maintain with us. In addition, adverse developments or perceptions regarding the practices of our competitors, may also negatively impact our reputation. Finally, negative perceptions regarding the reputations of third parties with whom we have important relationships, such as our independent auditors, also may adversely impact our reputation.

We May Face Limited Availability of Financing, Variation in Our Funding Costs and Uncertainty in Our Securitization Financing

In general, the amount, type and cost of our funding, including financing from other financial institutions, the capital markets and deposits, directly impact our expenses in operating our business and growing our assets and therefore, can positively or negatively affect our financial results.

A number of factors could make such financing more difficult, more expensive or unavailable on any terms both domestically and internationally (where funding transactions may be on terms more or less favorable than in the United States), including, but not limited to, financial results and losses, specific events that adversely impact our reputation, disruptions in the capital markets, specific events that adversely impact the financial services industry, counter-party availability, interest rate fluctuations, rating agencies’ actions, and the general state of the U.S. and world economies. Also, because we depend on the capital markets for funding and capital, we could experience reduced availability and increased cost of funding if our debt ratings were lowered. Also, we compete for funding with other banks, savings banks and similar companies, some of which are publicly traded. Many of these institutions are substantially larger, may have more capital and other resources and may have better debt ratings than we do. In addition, as some of these competitors consolidate with other financial institutions, these advantages may increase. Competition from these institutions may increase our cost of funds.

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

          As of December 31, 2007, our executive officers, directors and affiliated entities together beneficially own approximately 58.65% of the outstanding shares of our common stock, assuming the exercise of options which are currently exercisable or will become exercisable within 60 days of December 31, 2007, held by these shareholders. As a result, these shareholders, acting together, will be able to exercise significant influence over matters requiring approval by our shareholders, including the election of directors. Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our shareholders might otherwise receive a premium for their shares over then current market prices.

     Our shareholders may experience substantial dilution as a result of the exercise of outstanding options and warrants to purchase our common stock.

          As of December 31, 2007, we had outstanding options for 610,000 shares, with exercise prices range from $1.77 to $4.47 per share. The exercise of these options could result in dilution to our existing shareholders and could have a material adverse effect on our stock price.

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

Item 2. Description of Property

          Our executive and principal operating office is located in New York, New York. We use this space for all of our operations. This space is occupied under a lease that expires June 30, 2011. The current monthly rent is $5,389 including electricity. We believe this facility is adequate to meet our requirements at our current level of business activity.

Item 3. Legal Proceedings

           In January 2001, Flexible Business Systems, Inc. (“Flexible”) commenced an action against us and Dapey Assaf, Ltd., in the Supreme Court of the State of New York, County of Suffolk for breach of contract, seeking compensation for unpaid invoices pursuant to a written agreement for computer software. We defended the complaint claiming that there was no valid contract between the parties, as the software program did not comport to our needs. Following a trial, on January 26, 2006, we received a Notice of Entry, finding in favor of Flexible and awarding them the sum of $38,553 plus interest from January 19, 2001. In April 2006, the plaintiff levied our bank account for the sum of $58,926, which was ultimately drawn from our bank account in satisfaction of the judgment. We filed an appeal and the appeal was argued in January 2007 and we await the court’s decision. This amount is to be paid to us by the purchasers and therefore is showing on the balance sheet as due from purchasers at December 31, 2007 and 2006.

          In 2004, Neopost Leasing, Inc. commenced a collection action against Black Book Photography, Inc., also referred to herein as Black Book, one of our former subsidiaries, in the Civil Court of the State of New York, County of Queens, to recover $15,987 on an equipment lease for a certain postage meter or similar equipment sold to Brandera.com (USA) Inc., which in turn sold certain assents to BBP. The equipment was apparently in the office in Manhattan when BBP purchased the assets of the business from Brandera.com (USA) Inc. on August 2, 2002. The agreement governing that purchase provided, inter alia, that BBP would take title to any equipment and would assume “any contracts”. In connection with the later sale of DAG’s interest in BBP to Modern Holdings, Inc. it appears that DAG agreed to indemnify Modern as to this claim, and it remains a contingent liability of DAG’s accordingly. . In light of the terms of the contract between Brandera.com (USA) Inc., there may be full liability on this claim. We have opposed the motion. We made a provision in the amount of $15,987 as of December 31, 2006, included in accounts payable and accrued expenses as of December 31, 2007. The motion for summary judgment was withdrawn by the plaintiff and thus there was no decision on the motion. We expect that plaintiff will, at some point, place the case on the trial calendar.

Item 4. Submission of Matters to a Vote of Security Holders

          Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a)	Market Information

          Our Common Stock is traded on The NASDAQ SmallCap Market under the symbol “DAGM”.

          The following table sets forth the high and low bid prices as quoted by The NASDAQ SmallCap Market in the years 2007 and 2006. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	Bid Price

	High	Low

2006
First Quarter	$2.35	$1.90
Second Quarter	$2.33	$1.70
Third Quarter	$2.00	$1.33
Fourth Quarter	$2.79	$1.30
2007
First Quarter	$1.77	$1.43
Second Quarter	$1.69	$1.45
Third Quarter	$2.44	$1.18
Fourth Quarter	$1.44	$0.96

(b)	Holders

          As of March 13, 2008, the approximate number of record holders of our Common Stock was 16, we estimate that we have more than 700 beneficial owners of the common stock.

(c)	Dividends

           In 2006 we didn’t declare any dividend.

           In 2007, we did not declare a dividend. At this point, we have no plans to pay additional dividends.

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

Overview

          The Company, through its subsidiary DAG Funding, offers short-term secured commercial loans to small businesses. Notes are secured by collateral such as real estate, receivables, and marketable securities and, generally, accompanied by personal guarantees from the principals of the businesses. Lending activities commenced on May 15, 2007, generally for a term of one year. Most of the notes provide for receipt of interest only during the term of the note and a balloon payment at the end of the term. As of December 31, 2007 the aggregate amount of $4,927,250 has been lent, offset by short term commercial notes collected in the amount of $614,039. Notes ranging in size from $50,000 to $1,020,000 were concluded at stated interest rates of 13% to 16%, but often at higher effective rates based upon points or other up-front fees. The Company uses its own employees, outside lawyers and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions. Outside appraisers are also employed to assist the Company’s officials in evaluating the worth of collateral. To date, the Company has not experienced any defaults and none of the loans previously made have been non-collectable, although no assurances can be given that existing or future loans may not go into default or prove to be non-collectible in the future.

          We, together with our development partner, have developed innovative software that allows retail businesses and other service providers to reach prospective customers and clients for their goods and services in a more effective way than that provided by traditional on-line and print yellow pages. We have named this innovative software solution and the internet site on which it appears “Nextyellow” and have marketedit, through our subsidiary, DAG Interactive,on a limited basis to establish “proof of concept”. Nextyellow facilitates highly accurate, automated matching of consumers’ needs to businesses’ capabilities within targeted local service areas. We have applied for patent and service mark protection for Nextyellow in the United States.

          Nextyellow represents a paradigm shift in the yellow page business. The old-fashioned world of “let your fingers do the walking” is going to be replaced by our new “let the businesses do the walking” model. It is a complete reversal of roles. Now, through Nextyellow, businesses will contact consumers in response to their inquiries.

          Nextyellow was developed by us and our development partner, Ocean-7 Development, Inc., a company experienced in Internet and software development, pursuant to a web-site development and services agreement dated December 5, 2005. The objective of Nextyellow is to facilitate the accurate, instant and automated matching of consumers’ needs to the capabilities of businesses serving their local area. To utilize this application, a customer will visit our website and describe the need that the customer has for goods or services. Upon completing this description, our application will characterize the consumers’ requests by geographic location as well as by a DAG Interactive-developed category index which locates businesses or vendors which provide the sought after services or goods. The software then automatically matches those businesses or vendors with the customer’s request. Upon completing the match, an automated message will be sent from our system to those matching businesses or vendors who are then responsible for following up on the lead and contacting the customer. In simple terms, businesses, service providers and retailers can register and receive leads for prospective customers in their geographic coverage area and categories for a monthly fee and generate business in response to inquiries submitted by customers who visit our website.

          With Nextyellow, businesses will pay a low monthly fee for each zip code/category combination in which they wish to market their goods or services. In return they receive qualified leads specific to their locality. Consumers, for whom the use of the website is free of charge, enjoy a friendly application that shortens the process of locating, selecting and contacting a business, which then provides an instant match between their needs and businesses’ capabilities.

          Our roll-out and full scale marketing of Nextyellow awaits new funding for this operation, preferably at the subsidiary level, or our reaching agreement with a marketing partner.

          In July 2007 we discontinued our e-commerce operations conducted through our subsidiary, Shopila, since it was struggling financially and facing insufficient operating cash flow. In December 2007 Shopila was dissolved. Shopila had been an e-commerce company that bought products from wholesale suppliers and sold them to online shoppers. On October 11, 2006, we had purchased 80% of the issued and outstanding common shares of Shopila for approximately $318,000, consisting of $100,000 in cash; the issuance of 50,000 restricted shares of our common stock and an option to purchase an additional 50,000 shares of our common stock at an exercise price equal to the fair market value at date of grant and the assumption of certain liabilities. During the second quarter of 2007, the Company wrote-off its goodwill and other intangible assets relating to the acquisition of Shopila.

          Until April 20, 2006, our principal business was the publication of bilingual, English, and Hebrew yellow page directories distributed free through local commercial and retail establishments in the New York metropolitan area, New Jersey and Florida including a yellow page directory designed to meet the special needs of the Hasidic and ultra-Orthodox Jewish communities. On April 20, 2006,we sold our two remaining yellow page directories to DAG-Jewish Directories, Inc., a buying entity that was established by a group of sales agency owners and a few of our employees for (i) $291,667 paid in cash at closing; (ii) a promissory note in the amount of $613,333 payable in 24 consecutive monthly installments of $25,556 each bearing interest, at 5% per annum; and (iii) the Buyer’s assumption of liabilities relating to the Jewish directories business in the amount of $3,197,000.

          We have reflected Shopila’s operations and those of our former directories businesses as discontinued operations in the accompanying financial statements for all periods presented. As a result, sales, cost of goods sold, and related expenses have been reclassified in the statement of operations and are shown separately as a net amount under the caption income (loss) from discontinued operations for all periods presented.

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

          Origination fee revenue on short term commercial notes is amortized over the term of the respected note.

          The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of long lived assets, including intangible assets and goodwill, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted cash flows is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carring amount over the fair value of the assets. During the year ended December 31, 2007, the Company wrote-off its goodwill and other intangible assets related to the acquisition of Shopila.

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

Results of operations

          Years ended December 31, 2007 and 2006

          Total revenue

          Total revenue for the year ended December 31, 2007 were $221,000 compared to $10,000 for the year ended December 31, 2006. Revenue of $210,000 represents interest income on the short term notes made through DAG Funding, since the formation of DAG Funding (on May 15, 2007). DAG Funding, offers short-term secured commercial loans to small businesses. Loans are secured by collateral such as real estate, receivables, and marketable securities and generally are accompanied by personal guarantees from the principals of the businesses. Subscription revenues of $4,000 were attributable to Nextyellow operations. Our roll-out and full scale marketing of Nextyellow awaits new funding for this operation, preferably at the subsidiary level, or our reaching agreement with a marketing partner.

          Web Development costs

          Web development costs for the years ended December 31, 2007 were $49,000 compared to $138,000 for the same period in 2006. In 2007 these costs are attributable to the amortization of nextyellow.com web development expenses while, in 2006 these costs were attributable to nextyellow.com web development expenses which includes issuance of shares and options and the amortization of nextyellow.com web development expenses.

          Marketing Expenses

          Marketing expenses for the year ended December 31, 2007 were $9,000 and marketing expense for the year ended December 31, 2006 were $88,000. This decrease is primarily attributable to our decision to await new funding for the Next Yellow operations, preferably at the subsidiary level, or our reaching agreement with a marketing partner.

          General and administrative costs

          General and administrative expenses for the year ended December 31, 2007 were $757,000 compared to $825,000 for the year ended December 31, 2006, a decrease of $68,000 or 8.3%. This decrease in general and administrative expenses is primarily attributable to a decrease in share based compensation expenses of approximately $38,000, due to fewer of options granted in 2007 and decline in the share price, decrease in payroll expenses of approximately $31,000, mainly due to the decrease in our president-Assaf Ran’s salary, decrease in professional fees of approximately $22,000, due to decrease in legal expenses and accounting expenses, and a decrease in public relations expenses of approximately $20,000, mainly due to fewer filings made by the Company in 2007, offset by an increase in rental expenses of approximately $17,000, due to the new lease agreement in July, 2006, and an increase in hosting and maintenance expenses of the nextyellow.com website of approximately $17,000, which started operation in June of 2006. We expect general and administrative expenses to increase as a result of ongoing expenses related to reporting obligations and compliance, such as those mandated by the Sarbanes-Oxley Act.

          Other income

          For the year ended December 31, 2007 we had other income of $372,000 consisting mainly of dividends, interest and realized gains, compared to other income of $229,000 for the year ended December 31, 2006. The increase in other income is primarily attributable to realized gains on marketable securities in 2007 in the amount of $149,000 compare to realized losses on marketable securities in 2006 in the amount of $46,000. The realized gains in 2007 were primarily the result of the redemption of $215,000 of the insurance annuity contract resulting in a gain of $143,000.

          Loss from continuing operations before income tax benefit

          Loss from continuing operations before income tax benefit for the year ended December 31, 2007 was $221,000 compared to a loss of $812,000 for the year ended December 31, 2006. The decrease in loss of $591,000 or 72.8% resulted mainly from interest income from short term notes generated through DAG Funding and the other factors noted above.

          Income tax benefit

          During the year ended December 31, 2007, management determined to amend its previously filed federal, state and local income tax returns for the years 2003, 2004 and 2005. In addition the Company recorded an income tax benefit of approximately $183,000 in its statement of operations during the fourth quarter of 2007 to reflect a change in estimate resulting from changes in prior years’ tax positions.

          Discontinued Operations

          In July of 2007 the Company decided to discontinue Shopila’s operations since Shopila was struggling financially and facing insufficient operating cash flow. Consequently, Shopila can not repay its liabilities, including a promissory note and a line of credit, and thus the Company wrote-off Shopila’s liabilities.

          During the second quarter of 2007, the Company wrote-off its goodwill and other intangible assets relating to the acquisition of Shopila.

          Accordingly, the Company has reflected Shopila’s operations as a discontinued operation in the accompanying financial statements. As a result, sales, cost of goods sold, and related expenses have been reclassified in the statement of operations and are shown separately as a net amount under the caption income (loss) from discontinued operations for all periods presented. Accordingly, the Company recorded a loss of discontinued operations of $260,240 and $55,239 for the years ended December 31, 2007 and 2006, respectively. The loss from discontinued operations for the year ended December 31, 2007 includes income from minority interest in the amount of $66,724 and the write-off of liabilities in the amount of $114,664 which Shopila does not have the financial ability to pay. Net sales from the discontinued operations of Shopila were $71,001 and $222,307, for the years ended December 31, 2007 and 2006, respectively. The write-off of goodwill and other intangible assets had previously been recognized as an impairment loss in connection with the filing of the Company’s Form 10QSB for the six month period ended June 30, 2007. In addition, a previously recorded deferred tax liability related to other intangible assets in the amount of $67,600, previously recorded as an income tax benefit in the six month period ended June 30, 2007, has been reclassified in connection with the discontinued operations.

          The Company on October 11, 2006, had purchased 80% of the issued and outstanding common shares of Shopila for approximately $318,000, consisting of $100,000 in cash; the issuance of 50,000 restricted shares of the Company’s common stock and an option to purchase an additional 50,000 shares of common stock at an exercise price equal to the fair market value at date of grant and the assumption of certain liabilities.

          Until April 20, 2006, our principal business was the publication of bilingual, English, and Hebrew yellow page directories distributed free through local commercial and retail establishments in the New York metropolitan area, New Jersey and Florida including a yellow page directory designed to meet the special needs of the Hasidic and ultra-Orthodox Jewish communities. On April 20, 2006, we sold our two remaining yellow page directories to DAG-Jewish Directories, Inc., a buying entity that was established by a group of sales agency owners and a few of our employees for (i) $291,667 paid in cash at closing; (ii) a promissory note in the amount of $613,333 payable in 24 consecutive monthly installments of $25,556 each bearing interest, at 5% per annum; and (iii) the Buyer’s assumption of liabilities relating to the Jewish directories business in the amount of $3,197,000.

          The Company has reflected its directories businesses as discontinued operations in the accompanying financial statements for all periods presented. As a result, sales, cost of goods sold, and related expenses have been reclassified in the statement of operations and are shown separately as a net amount under the caption income (loss) from discontinued operations for all periods presented. Accordingly, we recorded a net loss from discontinued operations of the Jewish Directories totaling $75,129 for the year ended December 31, 2006. Net revenue from the discontinued operations was $1,370,242, for the year ended December 31, 2006

          We also recorded a gain on the sale of the Jewish Directories in the amount of $267,360 for the year ended December 31, 2007, which represents installment payments from the sale of the directories, compared to a gain on the sale of the Jewish directories business amounting to $767,939 for the year ended December 31, 2006, which includes net liabilities assumed and payments received, net of professional fees.

          The gain from the sale of the Jewish directories business, on April 20, 2006, was calculated as follows:

Gain from the Sale of
Jewish Directories.

Cash Proceeds	$534,000
Net liabilities assumed by the buyers	396,000

930,000
Direct related Costs:
Professional fees	162,000

Gain from the sale of Jewish Directories	768,000

          Net loss

          For the year ended December 31, 2007, there was a net loss of $32,000 compared to a net loss of $174,000 for the same period in 2006. This decrease in net loss is primarily attributable to interest income on the short term notes made through DAG Funding, decrease in operating expenses and increase in other income, offset by a decrease in the gain from the sale of Jewish directories business and increase in loss from discontinued operations of Shopila.

          Liquidity and Capital Resources

          At December 31, 2007, we had cash, cash equivalents, marketable securities and short-term investment (insurance annuity) of $2,356,000 and working capital of $6,682,000 compared to cash and cash equivalents of $7,014,000 and working capital of $6,529,000 at December 31, 2006. The decrease in cash and cash equivalents primarily reflects the making of short term commercial notes in the aggregate amount of $4,927,000 by DAG Funding, offset by proceeds of collection of these notes in the amount $614,000, proceeds from the sale of Marketable securities in the amount of $2,814,000, and current cash received on the sale of the Jewish directories business. The increase in working capital is primarily attributable to decrease in short term liabilities mainly due to payments made by the Company, offset by a decrease in the fair value of marketable securities.

          Net cash used in operating activities was $486,000 for the year ended December 31, 2007 compared to $453,000 for the year ended December 31, 2006. The increase in net cash used in operating activities primarily results from a decrease in accounts payable and accrued expenses including income tax payable and a decrease in non cash compensation expenses, offset by the gain on the sale of the Jewish directories business and loss from discontinued operations of Shopila.

          Net cash used in investing activities was $2,522,000 for the year ended December 31, 2007, compared to net cash provided by investing activities of $182,000 for the year ended December 31, 2006. Net cash used in investing activities was primarily the result of the making of short term commercial notes in the aggregate amount of $4,927,000 by DAG Funding, offset by proceeds of collection of these notes in the amount $614,000, also proceeds from sale of Marketable securities in the amount of $2,814,000 and current cash received on the sale of the Jewish directories business in the amount of $309,000.

          Net cash used in financing activities was $0 for the year ended December 31, 2007 compared to $308,726 for the same period in 2006. Net cash used in financing activities for 2006 mainly reflects dividend payments of $314,000 in 2006.

          Until our initial public offering in 1999, our only source of funds was cash flow from operations, which funded both our working capital needs and capital expenditures. As a result of our initial public offering in May 1999, we received proceeds of approximately $6.4 million, which has increased our ability to pay operating expenses. We have no credit facilities. As of December 31, 2007, our funds were invested in money markets fund, an annuity, marketable securities and short term notes.

          Contractual Obligations

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years

Long-Term Debt Obligations	$–	$–	$–	$–	$–
Operating Lease Obligations	237,019	65,543	171,476	–	–
Total	$237,019	$65,543	$171,476	$–	$–

          In addition, we have an employment agreement with Assaf Ran. The agreement called for an annual salary of $75,000. Mr. Ran’s employment term renews automatically on July 1st of every year for successive one-year periods unless either party gives 180 days written notice of its intention to terminate the agreement. As of March 2003, the compensation committee approved an increase in Mr. Ran’s compensation to an annual base salary of $225,000. On March 15, 2006 the compensation committee approved Mr. Ran’s reduction of his annual salary by 50% for one year following the closing of the sale of the Jewish directories business. On March 22, 2007 the compensation committee approved Mr. Ran’s reduction of his annual salary by 75% to $56,000 for one year or until the Company has more significant operations (as defined by the Committee), whichever is earlier. Mr. Ran’s annual compensation was $69,000 and $148,000 during fiscal years 2007 and 2006, respectively.

          We anticipate that our current cash balances together with our cash flows from operations will be sufficient to fund the operations for the next 12 months.

Recent Technical Accounting Pronouncements

          In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. On November 15, 2007, the FASB partially deferred the effective date of FAS 157 to fiscal years (and interim periods within those fiscal years) beginning after November 15, 2008 for certain non financial assets and non financial liabilities. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

          In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires companies to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets as a net liability or asset as of December 31, 2006. The new standard does not address the accounting treatment for pension and postretirement benefits in the income statement. This will have no impact on the Company’s results of operations or financial position.

          In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No.115”. SFAS No.159 permits entities to choose to measure eligible financial instruments and other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument but only upon the entire instrument – not portions of the instrument. SFAS No.159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not anticipate that the adoption of SFAS No. 159 will have an impact on the Company’s overall results of operations or financial position.

          In December 2007, the Financial Accounting Standards Board (“FASB”) simultaneously issued SFAS No. 141R, “Business Combinations (2007 Amendment),” and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51.” Both standards update United States guidance on accounting for “noncontrolling interests,” sometimes referred to as minority interests, which interests represent a portion of a subsidiary not attributable, directly or indirectly, to a parent. FASB and the International Accounting Standards Board (“IASB”) have been working together to promote international convergence of accounting standards. Prior to promulgation of these new standards there were specific areas in accounting for business acqusitions in which conversion was not achieved. The objective of both standards is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in “business combinations” and consolidated financial statements by establishing accounting and reporting standards. In business combinations it is accomplished by establishing principles and requirements concerning how an “acquirer” recognizes and measures identifiable assets acquired, liabilities assumed, and noncontrolling interest in the acquiree, as well as goodwill acquired in the combination or gain from a bargain purchase; and determines information to be disclosed to enable users to evaluate the nature and effects of business combinations. In consolidated financial statements the standards require: identification of ownership interests held in subsidiaries by parties other than the parent be clearly identified, labeled and presented in consolidated financial position within equity (rather than “mezzanine” between liabilities and equity) separately from amounts attributed to the parent, with net income attributable to the parent and to the minority interest clearly identified and presented on the face of consolidated statements of income. The standards also provide guidance in situations where the parent’s ownership interest in a subsidiary changes while the parent retains its controlling financial interest. The standard also provides guidance on recording a gain or loss based on fair value in situations involving deconsolidation of a subsidiary. Entities must provide sufficient disclosures that distinguish between interests of the parent and that of the noncontrolling interest. Both standards are effective for fiscal years and interims beginning on or after December 15, 2008 (that is January 1, 2009) for entities with calendar years. Earlier adoption is prohibited. The standards shall be applied prospectively as of the beginning of the fiscal year in which initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. We are evaluating the impact these standards will have on the Company’s financial position and results of operations.

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

Item 8. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

                    As previously reported, on June 4, 2007, we dismissed Amper Politziner & Mattia, PC (“Amper”) as our independent registered public accounting firm and engaged Hoberman, Miller, Goldstein & Lesser, P.C. (“Hoberman”) as our new independent registered public accounting firm. The change in independent registered public accounting firms is not the result of any disagreement with Amper, but, rather reflects the Company’s desire to reduce its expenses by lowering professional fees. The report of Amper on the Consolidated financial statements as of and for the year ended December 31, 2006 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During our fiscal year ended December 31, 2006, and during the period from January 1, 2007 to June 4, 2007, there were (i) no disagreements with Amper on any matter of accounting principles, or practices, financial statement disclosures, auditing scope or procedures, which if not resolved to Amper’s satisfaction, would have caused Amper to make reference to the subject matter of such disagreements in connection with its report; and (ii) no reportable event (as described in Item 304 (a)(1)(iv)(B) of Regulation S-B), except as previously disclosed by the Company in its Annual Report on Form 10-KSB for the year ended December 31, 2006, Amper advised the Company that the Company did not maintain effective internal control over financial reporting as of December 31, 2006 because the Company lacked technical expertise necessary to prepare, report and disclose its tax position in its financial statements, which could restrict its ability to gather, analyze and report information relative to its tax related financial statements assertions in a timely matter, including insufficient documentation.

          The decision to dismiss Amper and engage Hoberman was approved by the Audit Committee of the Company’s Board of Directors. The Company had previously consulted Hoberman in the first quarter of fiscal 2007 with respect to the application of FIN 48.

Item 8A. Controls and Procedures

     1.  Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including its chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

          Our previous auditors, Amper, Politziner & Mattia, P.C., in connection with their audit and in the issuance of their report on our financial statements for the year ended December 31, 2006, included in their report to the Audit Committee of our Board of Directors a communication that identified certain items that they considered to be material weaknesses in the effectiveness of our internal controls pursuant to standards established by the Public Company Accounting Oversight Board. A “material weakness” is a reportable condition in which the design or operation of one or more of the specific control components has a defect or defects that could have a material adverse effect on an organization’s ability to record, process, summarize and report financial data in the financial statements in a timely manner.

          This material weakness related to our lack of technical expertise necessary to prepare, report and disclose our tax position in our financial statements, which may have restricted our ability to gather, analyze and report information relative to our tax related financial statement assertions in a timely matter, including insufficient documentation.

          We believe that we have remediated this material weakness, which related to our ability to prepare, report and disclose our tax position in our financial statements as of December 31, 2006.

          In April 2007, we hired an accounting firm to assist us in our tax preparation and analysis. We believe this remediation effort cured any material weakness in our ability to report our tax position in our financial statements, and that the aforementioned material weakness has been remediated as of December 31, 2007.

     2.  Internal Control over Financial Reporting

(a)	Management’s Annual Report on Internal Control Over Financial Reporting

          The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting is supported by written policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

          The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the framework set forth in the report entitled Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

          This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

(b)	Changes in Internal Control Over Financial Reporting

          There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. Other Information.

    None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Executive Officers and Directors

Our executive officers and directors and their respective ages are as follows:

Name	Age	Position

Assaf Ran	42	Chairman of the Board, Chief Executive Officer, President and Director

Inbar Evron-Yogev	35	Chief Financial Officer, Treasurer and Secretary

Phillip Michals (1,2,3)	38	Director

Eran Goldshmid (1,2,3)	41	Director

Michael Jackson (1,2,3)	43	Director

Mark Alhadeff	44	Director

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

          Mrs. Evron-Yogev joined DAG Media in March 2006, as our Chief Financial Officer, Mrs. Evron-Yogev is an Israeli licensed CPA and has professional experience in financial accounting. From 2003 until accepting her position with us, Mrs. Evron-Yogev worked at PriceWaterhouseCoopers (“PWC”) in New York City, as an experienced senior associate on an audit team. From 2000 to 2003 Mrs. Evron-Yogev worked at the Luboshitz Kasierer office of Arthur Andersen, in Tel-Aviv, Israel as a senior associate in an audit team.

          Phillip Michals has been a member of our board of directors since March 1999. Since November 2000, he has also been a principal and a vice president of RG Michals, a management-consulting firm for a broker dealer. As of August 2006 Mr. Michals has been Registered as an Investment Advisor for GunnAllen Financial. Mr. Michals received a BS degree in human resources from the University of Delaware in May 1992.

          Eran Goldshmid has been a member of our board of directors since March 1999. Mr. Goldshmid received certification as a financial consultant in February 1993 from the School for Investment Consultants, Tel Aviv, Israel, and a BA in business administration from the University of Humberside, England in December 1998. From December 1998 until July 2001, he had been the general manager of the Carmiel Shopping Center in Carmiel, Israel. Since August 2001, he has been president of the New York Diamond Center, New York, NY.

          Michael J. Jackson has been a member of our board since July 2000. Since April 2007, he has been the Chief Financial Officer and the Executive Vice President of iCrossing, Inc., a digital marketing agency committed to people’s desire to find. From September 1999 to April 2007, he was the corporate controller of AGENCY.COM, a global Internet professional services company, since May 2000 until September 2001 the Chief Accounting Officer and from October 2001 the Chief Financial Officer of the company. From October 1994 until August 1999, Mr. Jackson was a manager at Arthur Andersen, LLP and Ernst and Young. Mr. Jackson also served on the New York State Society Auditing Standards and Procedures Committee from 1998 to 1999 and served on the New York State Society’s SEC Committee from 1999 to 2001.

          Mark Alhadeff has been a member of our board of directors since December 2005. Mr. Alhadeff is the co-founder of Ocean-7 Development, Inc., a technology corporation in the business of providing programming services as well as web development services and database solutions. Mr. Alhadeff has been Ocean-7’s president since its formation, nine years ago. Prior to founding Ocean-7, Mr. Alhadeff served as a consultant to various publishers, worked as an art director and was actively involved in creating and implementing the transition to digital production methodologies before they became common industry practice. Mr. Alhadeff is a Stony Brook University graduate. Mr. Alhadeff is serving as the Chief Technology Officer of DAG Interactive,

          Our Board of Directors has established Compensation, Audit and Nominating Committees. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all of our officers, reviews general policy matters relating to compensation and benefits of our employees, administers the stock option plan and authorizes the issuance of stock options to our officers, employees, directors and consultants. The Audit Committee meets with management and our independent auditors to determine the adequacy of internal controls and other financial reporting matters. In addition, the committee provides an avenue for communication between the independent accountants, financial management and the Board. Subject to the prior approval of the Board, the committee is granted the authority to investigate any matter or activity involving financial accounting and financial reporting, as well as our internal controls. The Nominating committee is responsible for nominating director candidates for the Annual Meeting of Stockholders each year and will consider director candidates recommended by shareholders. In considering candidates submitted by shareholders, the Nominating Committee will take into consideration the needs of the Board and the qualification of the candidate.

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

          To the best of our knowledge, based solely on review of the copies of such forms furnished to us, or written representations that no other forms were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent (10%) shareholders were complied with during 2007.

Code of Ethics

          We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions. This code of ethics is posted on our web site at www.dagmedia.com.

Audit Committee

          We currently have a separately- designated standing Audit Committee of the Board of Directors which was established in compliance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of our Audit Committee are Michael J. Jackson, Phillip Michals and Eran Goldshmid. The Board of Directors has determined that Michael Jackson, the chairman of the Audit Committee, is qualified as an Audit Committee Financial Expert pursuant to Item 401(e) of regulations S-B. Each of the Audit Committee members is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act, and their relevant experience is more fully described above.

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

Item 10. Executive Compensation.

The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the years ended December 31, 2007 and 2006 by our (i) principal executive officer, and (ii) executive officers, other than the principal executive officer, whose salaries for the 2007 and 2006 year as determined by Regulation S-B, Item 402, exceeded $100,000. These individuals are referred to as the ‘‘named executive officers.’’

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)		Non Equity Incentive plan Compensation ($)	Nonqualified Deferred Compensation Earning ($)	All Other Compensation ($) (2)	Total ($)

Assaf Ran
Chief	2007	$69,231	–	–	$64,021	(4)	$2,077	–	$2,077	$135,329
Executive	2006	$147,615	–	–	$170,897	(5)	$4,248	–	$4,248	$322,760
Officer and
President

(1) Consists of stock options. valued in accordance with FAS 123(R).
(2) Company’s matching contributions are made pursuant to a simple master IRA plan.

Employment Contracts

          In March 1999, we entered into an employment agreement with Assaf Ran, our President and Chief Executive Officer. Mr. Ran’s employment term renews automatically on July 1st of each year for successive one-year periods unless either party gives 180 days written notice of its intention to terminate the agreement. Under the agreement, Mr. Ran receives an annual base salary of $75,000 and annual bonuses as determined by the compensation committee of the Board of Directors in its sole and absolute discretion and is eligible to participate in all executive benefit plans established and maintained by us. Under the agreement, Mr. Ran agreed to a one-year non-competition period following the termination of his employment. As of March 2003, the compensation committee approved an increase in Mr. Ran’s compensation to an annual base salary of $225,000. On March 15, 2006 the compensation committee approved Mr. Ran’s reduction of his annual salary by 50% for one year following the closing of the sale of the Jewish directories business. On March 22, 2007 the compensation committee approved Mr. Ran’s reduction of his annual salary by 75% for one year following the date of the filing of 2006 10-KSB. Mr. Ran’s annual compensation was $69,000, $148,000 and $225,000 during fiscal years 2007, 2006 and 2005, respectively.

Outstanding Equity Awards at Fiscal Year-End

          The following table sets forth information concerning outstanding options to purchase our common stock by the named executive officers as of December 31, 2007.

		Option Awards					Stock Awards

Name (a)		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Assaf Ran	2003(1)	70,000	–	–	$1.77	8/4/2008	–	–	–	–
Chief Executive	2004(2)	70,000	–	–	$3.75	7/12/2009
Officer and	2005(3)	70,000	–	–	$4.47	3/3/2010
President	2006(4)	93,334	46,666	–	$2.26	3/15/2011
	2007(5)	23,333	46,667	–	$1.69	3/22/2012

Inbar Evron-	2006(6)	1,000	4,000	–	$2.05	3/15/2011	–	–	–	–
Yogev	2007(7)	1,000	4,000	–	$1.54	3/22/2012
Chief
Financial
Officer,
Treasurer
and Secretary

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

(5)

The options were granted on March 22, 2007. One third of such options vested immediately and the balance vest in equal annual installments on each anniversary of the grant date. The exercise price represents 110% of the fair market price on the date of grant.

(6)

5,000 shares of our common stock were granted to Inbar Evron-Yogev, our current Chief Financial Officer on March 15, 2006, the date she commenced employment with our company. One fifth of such options vested immediately and the balance vest in equal annual installments on each anniversary of the grant date. The shares were granted with an exercise price of $2.05 which was the fair market price on the date of grant.

(7)

5,000 shares of our common stock were granted to Inbar Evron-Yogev, our current Chief Financial Officer on March 22, 2007. One fifth of such options vested immediately and the balance vest in equal annual installments on each anniversary of the grant date. The shares were granted with an exercise price of $1.54 which was the fair market price on the date of grant.

Compensation of Directors

Non-employee directors are granted, upon becoming a director, and renewal of director term, five-year options to purchase 7,000 shares of common stock at an exercise price equal to the fair market value of a share of common stock on the date of grant. They also receive cash compensation of $600 per board meeting attended and $300 for any other committee participation. Assaf Ran and Mark Alhadeff do not receive compensation in connection with their position on our board.

Director Compensation

Name (a)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael Jackson (2)	$3,000	–	$7,154	–	–	–	$10,154
Phillip Michals(3)	$3,000	–	$7,154	–	–	–	$10,154
Eran Goldshmid (4)	$3,000	–	$7,154	–	–	–	$10,154
Mark Alhadeff	–	–	–	–	–	–	–

(1)	Consists of stock options. Valuation is based on FAS 123(R).

(2)	The aggregate number of option awards outstanding at fiscal year end is 35,000.

(3)	The aggregate number of option awards outstanding at fiscal year end is 35,000.

(4)	The aggregate number of option awards outstanding at fiscal year end is 35,000.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The following table, together with the accompanying footnotes, sets forth information, as of March 14, 2008, regarding stock ownership of all persons known by us to own beneficially more than 5% of our outstanding common stock, certain of our executive officers, all directors, and all of our directors and officers as a group:

Name of Beneficial Owner (1)	Title of Class	Amount and Nature of Beneficial Ownership (2)	Percentage of Class

Executive Officers and Directors
Assaf Ran (3)	Common	1,670,262	51.61%
Inbar Evron-Yogev (4)	Common	3,000	*
Michael Jackson (4)	Common	35,000	1.08%
Phillip Michals (5)	Common	50,000	1.54%
Eran Goldshmid (4)	Common	35,000	1.08%
Mark Alhadeff (6)	Common	110,000	3.40%

All officers and directors as a group	Common	1,903,262	58.81%

* Less than 1%

          (1)     The addresses of the persons named in this table are as follows:

Assaf Ran and Inbar Evron-Yogev –
c/o DAG Media Inc, 192 Lexington Avenue, New York NY 10016

Michael Jackson –
260 Madison Avenue, New York, NY 10016

Phillip Michals –
67 Wall Street, New York, NY 10005

Eran Goldshmid –
65 Broadway, New York, NY 10006

          (2)     A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the filing of this report upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from the filing of this report have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on 3,236,460 outstanding on March 14, 2008.

          (3)     Includes 326,667 shares that are vested options as of December 31, 2007.

          (4)     All of the shares beneficially owned by Inbar Evron-Yogev, Michael Jackson and Eran Goldshmid are vested options as of December 31, 2007.

          (5)     Includes 35,000 shares that are vested options as of December 31, 2007.

          (6)     Includes 50,000 shares that are vested options as of December 31, 2007.

Equity Compensation Plan Information

          The following table summarizes the (i) options granted under the DAG Media 1999 Stock Option Plan, and (ii) options and warrants granted outside the DAG Media Option Plan, as of December 31, 2007. The shares covered by outstanding options and warrants are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events. No other equity compensation has been issued.

	Equity Compensation Plan Table

	Number of securities(1) to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities(1) remaining available for future issuance under equity compensation plans

Equity Compensation Plans Approved By Security Holders
Grants under the DAG Media, Inc. 1999 Stock Option Plan	610,000	$2.64	345,000
Equity Compensation Plans Not Requiring Approval By Security Holders
Aggregate Individual Option Grants	0	0	Not applicable
Total	610,000	$2.64	345,000

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

Director Independence

          Our Board of Directors is comprised of Assaf Ran, Michael J. Jackson, Mark Alhadeff, Phillip Michal and Eran Goldshmid.

          The Board has determined, in accordance with Nasdaq’s listing standards, that: (i) Messrs. Michals, Goldschmid and Jackson (the “Independent Directors”) are independent and represent a majority of its members; (ii) Messrs. Jackson, Goldschmid and Michals, as the sole members of the Audit Committee, are independent for such purposes; and (iii) Messrs. Jackson, Goldschmid and Michals, members of Compensation Committee, as the sole members of the Compensation Committee, are independent for such purposes.

          In determining director independence, our Board applies the independence standards set by Nasdaq. In its application of such standards the Board takes into consideration all transactions with Independent Directors and the impact of such transactions, if any, on any of the Independent Directors’ ability to continue to serve on our Board. To that end, for the fiscal year ended 2007, our Board considered the options awarded to the Independent Directors disclosed above in “Item 10 – Executive Compensation – Director Compensation” and determined that those transactions were within the limits of the independence standards set by Nasdaq and did not impact their ability to continue to serve as Independent Directors.

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

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (1)

3.2	By-laws of the Company (1)

4.1	Specimen Stock Certificate (2)

4.2	Form of Underwriter’s Warrant (1)

10.1*	Employment Agreement dated March 1, 1999 by and between Assaf Ran and the Company (1)

10.2*	Form of the Company’s 1999 Stock Option Plan As Amended (3)

10.3	Web Site Company Formation, Development and Services Agreement dated December 5, 2005 by and between DAG Media, Inc. and Ocean-7 Development, Inc. (4)

10.4	Asset Purchase Agreement by and between DAG Media, Inc. and DAG-Jewish Directories, Inc. (5)

10.5	Lease Agreement by and between DAG Media, Inc. and Cres, Inc. for the premises located at 192 Lexington Avenue, New York, New York 10016. (6)

10.6	Stock Purchase Agreement by and between DAG Media, Inc. and Guy Mushkat dated October 11, 2006. (7)

16.1	Letter from Amper, Politziner & Mattia, P.C., dated June 6, 2007 to the Securities and Exchange Commission. (8)

23.1	Consent of Amper, Politziner & Mattia, P.C., dated March 13, 2008. (filed herewith)

23.2	Consent of Hoberman, Miller, Goldstein & Lesser, P.C., dated March 13, 2008. (filed herewith)

31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act (filed herewith)

31.2**	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act (filed herewith)

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act (furnished herewith)

32.2**	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act (furnished herewith)

            * Compensation plan or arrangement for current or former executive officers and directors.

            ** Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-B.

Exhibit No.	Description

(1)	Previously filed as exhibit to Form SB-2 on March 10, 1999.

(2)	Previously filed as exhibit to Form SB-2/A on April 23, 1999.

(3)	Previously filed as exhibit to Form S-8 on February 8, 2002.

(4)	Previously filed as exhibit to Form 8-K on December 12, 2005.

(5)	Previously filed as exhibit to Form 8-K on February 10, 2006.

(6)	Previously filed as an exhibit to Form 10-KSB on August 14, 2006.

(7)	Previously filed as an exhibit to Form 8-K on October 17, 2006.

(8)	Previously filed as exhibit to Form 8-K on June 8, 2007.

           Item 14. Principal Accountant Fees and Services

          On June 4, 2007, the Company’s Audit Committee engaged Hoberman, Miller, Goldstein & Lesser, P.C as its new independent registered public accounting firm effective immediately. Prior to appointment as its independent registered public accounting firm, the Company had previously consulted Hoberman in the first quarter of fiscal 2007 with respect to the application of FIN 48.

          (a)     Audit Fees

          2007

          The aggregate fees incurred during 2007 for Hoberman, Miller, Goldstein & Lesser, P.C, our principal accountant, were $40,000, covering the audit of our annual financial statements and the review of our financial statements for the second and third quarters of 2007, consist of $10,000 paid and $30,000 accrued.

          The aggregate fees billed during 2007 by Amper, Politziner & Mattia, P.C., our former principal accountant were $14,500, covering the remaining audit fee for 2006 and the review for the first quarter of 2007.

          2006

          No audit fees were billed by Hoberman, Miller, Goldstein & Lesser, P.C, our current principal accountant in 2006.

          The aggregate fees billed during 2006 by Amper, Politziner & Mattia, P.C., our former principal accountant were $66,000, covering the audit of our annual financial statements and the review of our financial statements for the second and third quarters of 2006.

          The aggregate fees billed during 2006 by Goldstein Golub Kessler LLP, our former principal accountant, were $5,500, covering the review for the first quarter of 2006

          (b)     Audit-Related Fees

          There were no audit-related fees billed by Amper, Politziner & Mattia, P.C., our former principal accountant during 2006.

          There were no audit-related fees billed by Hoberman, Miller, Goldstein & Lesser, P.C, our principal accountant during 2006.

          (c)     Tax Fees

          Tax fees of $20,000 were billed by our principal accountants in 2007 for amending previously filled 2003-2005 tax returns and preparing the 2006 tax return.

          No fees for services related to tax compliance, tax advice and tax planning were billed by our principal accountants in 2006.

          (d)      All Other Fees

          Our principal accountants billed no other fees, beyond those disclosed in this Item 14, in 2007 and 2006.

          Audit Committee Pre-Approval, Policies and Procedures

          Our Audit Committee approved the engagement with Hoberman, Miller, Goldstein & Lesser, P.C, our principal accountant, in advance. In addition the Audit Committee approved tax services (as described in c above) provided by our independed auditors. These services were pre-approved by our Audit Committee to assure that such services do not impair the auditor’s independence from us.

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

Assaf Ran, President, Chief Executive Officer and Chairman of the Board of Directors

Date: March 14, 2008

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 14, 2008:

Signature	Date	Title

/s/ Assaf Ran	March 14, 2008	President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Assaf Ran

/s/ Inbar Evron-Yogev	March 14, 2008	Chief Financial Officer (principal financial and accounting officer)

Inbar Evron-Yogev

/s/ Phillip Michals	March 14, 2008	Director

Phillip Michals

/s/ Eran Goldshmid	March 14, 2008	Director

Eran Goldshmid

/s/ Michael Jackson	March 14, 2008	Director

Michael Jackson

/s/ Mark Alhadeff	March 14, 2008	Director

Mark Alhadeff

DAG MEDIA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Dag Media, Inc.

We have audited the accompanying consolidated balance sheet of Dag Media, Inc. and Subsidiaries of December 31, 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dag Media, Inc. and Subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the adjustments to the 2006 financial statements to retrospectively apply the change in accounting for discontinued operations of Shopila Corporation, as described in Note 10. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2006 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any form of assurance on the 2006 financial statements taken as a whole.

By: /s/ Hoberman Miller Steven & Lesser P.C.

Hoberman Miller Steven & Lesser P.C.

March 13, 2008
New York, New York

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Dag Media, Inc.

We have audited the accompanying consolidated statements of operations, shareholders’ equity and cash flows of Dag Media, Inc. and Subsidiaries for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Dag Media, Inc. and Subsidiaries’ operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in presentation for the discontinued operations of Shopila Corporation described in Note 10 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Hoberman, Miller, Goldstein & Lesser, P.C.

During the year ended December 31, 2006, and as discussed in Note 2, the Company changed its method of accounting for stock-based compensation.

By: /s/ Amper, Politziner & Mattia, P.C.

Amper, Politziner & Mattia, P.C.

March 23, 2007
New York, New York

DAG MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007

Assets
Current assets:
Cash and cash equivalents	$621,724
Marketable securities	802,811
Short term investment – insurance annuity contract – at fair value	931,555

Total cash and cash equivalents, marketable securities and short term investment	2,356,090

Short term commercial notes	4,313,211
Interest receivable on short term commercial notes	41,184
Due from purchaser	156,103
Other current assets	17,083

Total current assets	6,883,671

Property and equipment, net	14,261
Capitalized web development costs, net	74,015
Security deposit	17,515
Investment in privately held company, at cost	100,000

Total assets	$7,089,462

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$123,886
Deferred gain from the sale of Jewish Directories	72,917
Deferred origination fee	4,597

Total current liabilities	201,400

Commitments and contingencies (Note 11)
Shareholders’ equity:

Preferred shares - $.01 par value; 5,000,000 shares authorized; no shares issued	–

Common shares - $.001 par value; 25,000,000 authorized; 3,305,190 issued and 3,236,460 outstanding	3,305
Additional paid-in capital	9,180,235
Treasury stock, at cost- 68,730 shares	(231,113)
Accumulated other comprehensive loss	(441,272)
Accumulated deficit	(1,623,093)

Total shareholders’ equity	6,888,062

Total liabilities and shareholders’ equity	$7,089,462

The accompanying notes are an integral part of these consolidated financial statements.

DAG MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Interest income from short term commercial notes	$209,898	$–
Origination fees	6,913	–
Subscription revenues, net	4,351	9,885

Total Revenue	221,162	9,885

Operating costs and expenses:
Web development expenses	49,344	137,666
Marketing expenses	8,788	87,955
General and administrative expenses	756,753	824,963

Total operating costs and expenses	814,885	1,050,584

Loss from operations	(593,723)	(1,040,699)

Interest and dividend income	249,053	260,394
Realized gain (loss) on marketable securities	148,777	(45,611)
Write-off of investment in convertible loan	(25,000)	–
Other (loss) income	(400)	14,232

Total other income	372,430	229,015

Loss from continuing operations before income tax benefit	(221,293)	(811,684)
Income tax benefit	182,469	–

Loss from continuing operations	(38,824)	(811,684)

Discontinued Operations:
Gain on the sale of the Jewish Directories (net of tax effect of 0 in 2007 and 2006)	267,360	767,939
Loss from operations of Jewish Directories	–	(75,129)
Loss from operations of Shopila (net of tax effect of 0 in 2007 and 2006)	(260,240)	(55,239)

Income from discontinued operations	7,120	637,571

Net loss	$(31,704)	$(174,113)

Basic and diluted net income (loss) per common share outstanding
Continuing operations	$(0.01)	$(0.25)
Discontinued operations	*	$0.20

Net loss per common share	$(0.01)	$(0.05)

Weighted average number of common shares outstanding
- Basic and diluted	3,236,460	3,177,765

* Less than $0.01 per share

The accompanying notes are an integral part of these consolidated financial statements

DAG MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

								Accumulated other comprehensive income (loss)

			Additional Paid-in Capital			Stock Subscription Receivable	Deferred Compensation
	Common Stock			Treasury Stock					Accumulated Deficit

	Shares	Amount		Shares	Cost					Totals

Balance, January 1, 2006	3,211,190	$3,211	$8,590,174	68,730	$(231,113)	$(47,400)	$(26,841)	$(403,512)	$(1,417,276)	$6,467,243
Issuance of common stock from exercise of options	4,000	4	5,516							5,520
Services performed for shares issued previous year						47,400				47,400
Non cash compensation			183,012				11,592			194,604
Non cash compensation to related party for service performed			108,846							108,846
Issuance of common stock to related parties	40,000	40	80,560							80,600
Issuance of common stock to Guy Mushkat for Shopila acquisition	50,000	50	70,450							70,500
Options forfeited			(15,249)				15,249			–
Unrealized gain on preferred stocks and other marketable securities								275,917		275,917
Net loss for the year ended December 31, 2006									(174,113)	(174,113)

Total comprehensive income										101,804

Balance, December 31, 2006	3,305,190	3,305	9,023,309	68,730	(231,113)	–	–	(127,595)	(1,591,389)	7,076,517
Non cash compensation			156,926							156,926
Unrealized loss on preferred stocks and other marketable securities								(313,677)		(313,677)
Net loss for the year ended December 31, 2007									(31,704)	(31,704)

Total comprehensive loss										(345,381)

Balance, December 31, 2007	3,305,190	$3,305	$9,180,235	68,730	$(231,113)	–	–	$(441,272)	$(1,623,093)	$6,888,062

The accompanying notes are an integral part of these consolidated financial statements.

DAG MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Cash flows from operating activities:
Net loss	$(31,704)	$(174,113)
Adjustments to reconcile net loss to net cash used in operating activities -
Gain on sale of Jewish Directories	(267,360)	(481,468)
Loss from discontinued operations of Shopila	260,240	55,239
Depreciation and amortization	53,881	33,520
Non cash compensation expense	156,926	305,848
Write-off of investment in convertible loan	25,000	–
Realized (gain) loss on sale of marketable securities	(148,777)	45,611
Loss (gain) on the sale of fixed assets	400	(14,232)
Changes in operating assets and liabilities net of effects of disposition -
Interest receivable on short term commercial notes	(41,184)	–
Other current and non current assets	21,507	(9,638)
Accounts payable and accrued expenses	(65,818)	108,424
Deferred origination fees	4,597	–
Due from purchasers	–	(125,047)
Income taxes payable	(341,681)	(25,652)
Assets and liabilities from discontinued operations	(112,755)	(171,625)

Net cash used in operating activities	(486,728)	(453,133)

Cash flows from investing activities:
Investment in marketable securities and annuity contract	(1,544,637)	(2,591,432)
Partial redemption of insurance annuity contract	214,360	–
Proceeds from sale of marketable securities	2,814,495	2,628,275
Short term commercial notes made	(4,927,250)	–
Collection received from short term commercial notes	614,039	–
Investment in convertible loan	–	(25,000)
Acquisition of Shopila	–	(107,500)
Purchase of fixed assets	(3,215)	(18,729)
Proceeds from sale of fixed assets	500	9,213
Capitalized web development costs	–	(22,429)
Cash received on sale of Jewish Directories, net of expenses	309,223	309,971

Net cash (used in) provided by investing activities	(2,522,485)	182,369

Cash flows from financing activities:
Proceeds from exercise of options	–	5,520
Dividends paid	–	(314,246)

Net cash used in financing activities	–	(308,726)

Net decrease in cash and cash equivalents	(3,009,213)	(579,490)

Cash and cash equivalents, beginning of year	3,630,937	4,210,427

Cash and cash equivalents, end of year	$621,724	$3,630,937

Supplemental Cash Flow Information:
Taxes paid during the year	$212,430	$25,535

Common stock issued to Ocean 7 and in regards to Shopila acquisition	$–	$151,100

Capitalized software acquired through issuance of stock and grant of options	$–	$47,400

Acquisition of company :
Liabilities assumed	–	$(140,000)
Goodwill and other intangibles	–	465,100
Deferred tax liability	–	(67,600)
Minority interest	–	(79,500)
Less – Stock issued	–	(70,500)

Net cash paid	$–	$107,500

The accompanying notes are an integral part of these consolidated financial statements.

DAG MEDIA, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

1.      The Company

          Dag Media, Inc. and subsidiaries (the “Company”), was incorporated in New York in 1989. The Company through its subsidiary, DAG Funding Solutions, Inc. (“DAG Funding”) provides short term, secured, non–banking, commercial loans, to small businesses. In addition, another subsidiary DAG Interactive, Inc. (“DAG Interactive”) has developed innovative software and a related web site that allows retail businesses and other service providers to reach prospective customers and clients for their goods and services in a more effective way than traditional on-line and print yellow pages.

          DAG Interactive together with its development partner, have developed innovative software that allows retail businesses and other service providers to reach prospective customers and clients for their goods and services in a more effective way than that provided by traditional on-line and print yellow pages. DAG Interactive has named this innovative software solution and the internet site on which it appears “Nextyellow” and has marketed it on a limited basis to establish “proof of concept”. Nextyellow facilitates highly accurate, automated matching of consumers’ needs to businesses’ capabilities within targeted local service areas. DAG Interactive has applied for patent and service mark protection for Nextyellow in the United States.

          DAG Interactive’s roll-out and full scale marketing of Nextyellow awaits new funding for this operation, preferably at the subsidiary level, or reaching agreement with a marketing partner.

          In July 2007, the Company discontinued operations of its 80% owned subsidiary, Shopila Corporation (“Shopila”), which was dissolved in December, 2007, and in April of 2006 the Company sold its two remaining Yellow pages directories (See note 10).

          Until April 20, 2006, our principal business was the publication of bilingual, English, and Hebrew yellow page directories distributed free through local commercial and retail establishments in the New York metropolitan area, New Jersey and Florida including a yellow page directory designed to meet the special needs of the Hasidic and ultra-Orthodox Jewish communities. On April 20, 2006, we sold our two remaining yellow page directories to DAG-Jewish Directories, Inc., a buying entity that was established by a group of sales agency owners and a few of our employees for (i) $291,667 paid in cash at closing; (ii) a promissory note in the amount of $613,333 payable in 24 consecutive monthly installments of $25,556 each bearing interest, at 5% per annum; and (iii) the Buyer’s assumption of liabilities relating to the Jewish directories business in the amount of $3,197,000.

          The Company has reflected its directories businesses as discontinued operations in the accompanying financial statements for all periods presented. As a result, sales, cost of goods sold, and related expenses have been reclassified in the statement of operations and are shown separately as a net amount under the caption income (loss) from discontinued operations for all periods presented. Accordingly, we recorded a net loss from discontinued operations of the Jewish Directories totaling $75,129 for the year ended December 31, 2006. Net revenue from the discontinued operations was $1,370,242, for the year ended December 31, 2006.

          The Company also recorded a gain on the sale of the Jewish Directories in the amount of $267,360 for the year ended December 31, 2007, which represents installment payments from the sale of the directories, compared to a gain on the sale of the Jewish directories business amounting to $692,810 for the year ended December 31, 2006, which includes net liabilities assumed and payments received, net of professional fees. (See note 10)

2.      Significant Accounting Policies

          Principles of Consolidation

          The consolidated financial statements include the accounts of DAG Media, Inc., its wholly-owned subsidiary DAG Funding, its 80% owned subsidiary, DAG Interactive (incorporated December 5, 2005) and its 80% owned subsidiary Shopila Corporation, which was discontinued in July 2007. All significant intercompany balances and transactions have been eliminated in consolidation.

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

          Marketable Securities and Short Term Investment –Insurance Annuity Contract

           Marketable securities and the investment in an insurance annuity contract are reported at fair value and are classified as available-for-sale. Unrealized gains and losses from those securities are reported as a separate component of shareholders’ equity, net of the related tax effect. Realized gains and losses are determined on a specific identification basis. None of the assets classified as marketable securities constitute investments in debt securities. Accordingly, no additional disclosure is needed under paragraph 20 of SFAS 115, Accounting for Certain Investments in Debt and Equity Securities.

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

          Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS Statement No. 109, ACCOUNTING FOR INCOME TAXES. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There were no adjustments required upon adoption of FIN 48.

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

          Interest income from short term commercial notes is recognized, as earned, over the note period.

          Origination fee revenue on short term commercial notes is amortized over the term of the respected note.

          Web Development Costs

          Costs incurred to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the software in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs related to design or maintenance of internal-use software are expensed as incurred. For the year ended 2006, we capitalized approximately $148,000 (including $126,000 of stock-based compensation) and $22,000 of costs associated with website development. We are amortizing the capitalized web development costs, over an estimated useful life of 3 years. Amortization expenses for the years ended December 31, 2007 and 2006 were $49,000 and $25,000, respectively.

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

          610,000 and 578,000 stock options were not included in the diluted earnings per share calculation for the 2007 and 2006 fiscal year, respectively, as their effect would have been anti-dilutive.

          Impairment of long- lived assets including goodwill

          The Company continually monitors events or changes in circumstances that could indicate carrying amounts of long lived assets, including intangible assets and goodwill, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted cash flows is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. During the year ended December 31, 2007, the Company wrote-off its goodwill and other intangible assets related to the acquisition of Shopila (see note 10). In addition the Company Wrote-off the investment in Dapey Aviv in the amount of $25,000.

          Stock-Based Compensation

          Effective January 1, 2006, the company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”) which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. The cost will be recognized over the service period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” for periods which began in fiscal 2006. We account for equity instruments issued to non employees in accordance with the provisions of SFAS No. 123(R) and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling Goods or Services”. All transactions with non employees, in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more appropriately measurable.

          We adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation cost in 2007 and 2006 includes cost for options granted prior to but not vested as of December 31, 2005, or vested in 2007 and 2006. Therefore results for prior periods have not been restated. Share based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2007 and 2006 were $156,926 and $173,420, respectively.

          The fair value of each option is estimated on the date of grant using Black-Scholes option-pricing model with the following weighted-average share assumptions used for grants in 2007 and 2006, respectively: (1) expected life of 5 years; (2) No annual dividend yield; (3) expected volatility 70%; (4) risk free interest rate of 4.5% to 5.1%.

          Concentrations of Credit Risk

          Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. The Company maintains cash and cash equivalents with various major financial institutions, which invest primarily in marketable securities and high quality corporate obligations.

          Credit risks associated with short term commercial notes, and related interest receivable, the Company makes to small businesses are described in Note 4 entitled Short Term Commercial Notes.

           Fair Value of Financial Instruments

          For cash and cash equivalents and account payable as well as short term interest bearing commercial notes held by the Company, the carrying amount approximates fair value due to the short-term nature of such instruments.

          Advertising Expenses

          Advertising expenses are expensed as occurred. There were advertising expenses of $8,788 and $47,250 for the years ended December 31, 2007 and 2006, respectively.

          Other Comprehensive Income (Loss)

          Other comprehensive income (loss) consists of unrealized gains (losses) on marketable securities. The Company’s comprehensive loss for the year ended December 31, 2007 totaled $345,381 and for the year ended December 31, 2006 comprehensive income totaled $101,804.

          Recent Accounting Pronouncements

          In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. On November 15, 2007, the FASB partially deferred the effective date of FAS 157 to fiscal years (and interim periods within those fiscal years) beginning after November 15, 2008 for certain non financial assets and non financial liabilities. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

          In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires companies to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets as a net liability or asset as of December 31, 2006. The new standard does not address the accounting treatment for pension and postretirement benefits in the income statement. This will have no impact on the Company’s results of operations or financial position.

          In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No.115”. SFAS No.159 permits entities to choose to measure eligible financial instruments and other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument but only upon the entire instrument – not portions of the instrument. SFAS No.159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not anticipate that the adoption of SFAS No. 159 will have an impact on the Company’s overall results of operations or financial position.

          In December 2007, the Financial Accounting Standards Board (“FASB”) simultaneously issued SFAS No. 141R, “Business Combinations (2007 Amendment),” and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51.” Both standards update United States guidance on accounting for “noncontrolling interests,” sometimes referred to as minority interests, which interests represent a portion of a subsidiary not attributable, directly or indirectly, to a parent. FASB and the International Accounting Standards Board (“IASB”) have been working together to promote international convergence of accounting standards. Prior to promulgation of these new standards there were specific areas in accounting for business acqusitions in which conversion was not achieved. The objective of both standards is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in “business combinations” and consolidated financial statements by establishing accounting and reporting standards. In business combinations it is accomplished by establishing principles and requirements concerning how an “acquirer” recognizes and measures identifiable assets acquired, liabilities assumed, and noncontrolling interest in the acquiree, as well as goodwill acquired in the combination or gain from a bargain purchase; and determines information to be disclosed to enable users to evaluate the nature and effects of business combinations. In consolidated financial statements the standards require: identification of ownership interests held in subsidiaries by parties other than the parent be clearly identified, labeled and presented in consolidated financial position within equity (rather than “mezzanine” between liabilities and equity) separately from amounts attributed to the parent, with net income attributable to the parent and to the minority interest clearly identified and presented on the face of consolidated statements of income. The standards also provide guidance in situations where the parent’s ownership interest in a subsidiary changes while the parent retains its controlling financial interest. The standard also provides guidance on recording a gain or loss based on fair value in situations involving deconsolidation of a subsidiary. Entities must provide sufficient disclosures that distinguish between interests of the parent and that of the noncontrolling interest. Both standards are effective for fiscal years and interims beginning on or after December 15, 2008 (that is January 1, 2009) for entities with calendar years. Earlier adoption is prohibited. The standards shall be applied prospectively as of the beginning of the fiscal year in which initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. We are evaluating the impact these standards will have on the Company’s financial position and results of operations.

          Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

3.      Marketable Securities and Insurance Annuity Contract

          The Company’s securities and insurance annuity contract consist of the following:

As of 12/31/2007	Fair Value	Cost	Holding Gains (Losses)

Insurance Annuity Contract	$931,555	$927,265	$4,290
Marketable Securities	802,811	1,248,373	(445,562)

Total	$1,734,366	$2,175,638	$(441,272)

As of 12/31/2006	Fair Value	Cost	Holding Gains (Losses)

Insurance Annuity Contract	$1,116,350	$1,000,000	$116,350
Marketable Securities	2,267,134	2,511,079	(243,945)

Total	$3,383,484	$3,511,079	$(127,595)

          On June 25, 2003, the Company purchased a 5-year Guaranteed Growth Annuity (GGA) contract for $1 million. The annuity guarantees interest of 3.65% for its first two years; 3.00% for the following two years, and has a minimum guaranteed interest rate of 3.00% for the remaining period.

          In 2007 the Company withdrew approximately $214,360 from the value of the annuity.

4.      Short term Commercial Notes

          DAG Funding, offers short-term secured commercial notes to small businesses. Notes are secured by collateral such as real estate, receivables, and marketable securities and, generally, accompanied by personal guarantees from the principals of the businesses. Lending activities commenced on May 15, 2007. The notes are generally for a term of one year. Most of the notes provide for receipt of interest only during the term of the note and a balloon payment at the end of the term. As of December 31, 2007 the aggregate amount of $4,927,250 has been lent, offset by collections received from borrowers, under the short term commercial notes in the amount of $614,039. Notes ranging in size from $50,000 to $1,020,000 were concluded at stated interest rates of 13% to 16%, but often at higher effective rates based upon points or other up-front fees. The Company uses its own employees, outside lawyers and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions. Outside appraisers are also employed to assist the Company’s officials in evaluating the worth of collateral. To date, the Company has not experienced any defaults and none of the loans previously made have been non-collectable, although no assurances can be given that existing or future loans may not go into default or prove to be non-collectible in the future.

          At December 31, 2007, approximately $1,620,000 of the notes outstanding are due from four different entities that have a principal in common. The notes are secured by commercial real estate located in New York metropolitan area. The remaining notes are also principally secured by real estate located in the New York metropolitan area.

5.      Property and Equipment

          Property and equipment, at cost, consist of the following at December 31, 2007:

Office equipment	$20,744
Less: accumulated depreciation	(6,483)

Property and equipment, net	$14,261

          Depreciation expense was $4,537 and $8,848 for the years ended December 31, 2007 and 2006, respectively.

6.      Income Taxes

          Deferred tax assets consist of the following:

	2007	2006

Deferred tax assets:
Unrealized loss on marketable securities	$150,032	$43,382
Compensation and web development expenses	62,816	86,346
Net operating loss	12,800	176,000

Deferred tax assets	225,648	305,728
Less: valuation allowance	$(225,648)	$(305,728)
	–	–

          The Company’s net operating loss of $32,000 can be used to offset future taxable income and it expires in 2027.

          The income tax benefit differs from the amount computed using the federal statutory rate of 34% as a result of the following:

Year Ended December 31,	2007	2006

Federal Statutory Rate	(34)%	(34)%
State income taxes, net of federal tax benefit	–	–
Valuation allowance	34%	34%
Change in estimate resulting from changes in prior years’ tax positions	(83)%	–

Provision for income taxes	(83)%	–

          During the fourth quarter of 2007 management determined to amend its previously filed federal, state and local income tax returns for the years 2003, 2004 and 2005. In addition the Company recorded an income tax benefit of approximately $183,000 in its statement of operations during the fourth quarter of 2007 to reflect a change in estimate resulting from changes in prior years’ tax positions.

          The Company continues to reflect interest and penalties, if any, in its income tax liability. As of December 31, 2007, the Company did not have any accrued interest or penalties.

          The Company is no longer subject to U.S. federal and state and local income tax examinations by tax authorities for years prior to 2003, as these tax years are closed.

7.      Simple IRA Plan

          On October 26, 2000, the Board of Directors approved a Simple IRA Plan (the “IRA Plan”) for the purpose of attracting and retaining valuable executives. The IRA Plan was effective August 2000 with a trustee, which allows up to 100 eligible executives to participate. It is a “Matching Contribution” plan under which eligible executives may contribute up to 6% of their yearly salary, on a pre-tax basis (with a cap of $10,500), with the Company matching on a dollar-for-dollar basis up to 3% of the executives’ compensation (with a cap of $10,500). These thresholds are subject to change under notice by the trustee. The Company is not responsible for any other costs under this plan. For the years ended December 31, 2007 and 2006 the Company contributed $2,077 and $4,248, respectively, as matching contributions to the IRA Plan.

8.      Stock Option Plan

          The Company adopted the 1999 Stock Option Plan (the “Plan”), as amended, reserving 1,154,000 common shares of the Company for issuance upon exercise of stock options granted pursuant to the Plan. At December 31, 2007 options for 345,000 shares were available for future grants under the plan.

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

          We adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation cost in 2007 and 2006 includes cost for options granted prior to but not vested as of December 31, 2005, or vested in 2007 and 2006. Therefore results for prior periods have not been restated. Share based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2007 and 2006 were $156,926 and $173,420, respectively.

          The following summarizes stock option activity for 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2006	578,000	$2.68
Granted	96,000	1.67
Exercised
Forfeited	(64,000)	1.55
Outstanding at December 31, 2007	610,000	$2.64	2.59	$774,998

Vested and exercisable at December 31, 2007	484,666	$2.80	2.33	$631,506

          The weighted-average fair value of each option granted during the year ended December 31, 2007 and 2006, estimated as of the grant date using the Black-Scholes option valuation model, was $0.94 per option and $1.37 per option, respectively.

          A summary of the status of the Company’s nonvested shares as of December 31, 2007, and changes during the year ended December 31, 2007 is as presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Nonvested shares at December 31, 2006	224,867	$2.32	4.20
Granted	96,000	1.67	4.07
Vested	(141,333)	2.45	3.40
Forfeited	(54,200)	1.48	3.69

Nonvested shares at December 31, 2007	125,334	$2.04	3.60

          The following table summarizes information about stock options outstanding at December 31, 2007:

	Stock Option Outstanding			Exercisable

Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price

$1.00- $2.00	187,000	$1.73	2.82	136,333	$2.37
$2.01- $3.00	220,000	2.29	3.16	145,333	2.29
$3.01- $4.00	133,000	3.55	1.50	133,000	3.55
$4.01- $5.00	70,000	4.47	2.25	70,000	4.47
	610,000	$2.64	2.59	484,666	$2.80

9.      Shareholders’ Equity

          On December 5, 2005, following the execution of a web-site development and services agreement signed between us and Ocean-7, a software development and Internet company, we agreed to issue a total of 60,000 shares of our common stock. The shares will be issued in three equal installments of 20,000 shares each, pursuant to a three tier schedule, as provided in the agreement. The first 20,000 shares were issued upon the execution of the agreement and valued at $2.37 per share, or $47,400, which was our market price at the date of the grant. On May 2, 2007 an additional 20,000 shares were issued 10 days following the delivery of an internal 80% functional beta site and valued at $2.25 per share, or $45,000, which was our market price at the date of the grant. The remaining 20,000 shares were issued on July 31, 2006 following production release of the website, which were valued at $1.78 per share, or $35,600, which was our market price at the date of the grant. In addition to the issuance of shares, we granted Ocean-7 an option to purchase 75,000 shares of our common stock under our stock option plan, to be vested annually over three years. Both the shares and the options are restricted pursuant to Rule 144 promulgated under the Securities Act of 1933. Because at the time these shares and options were granted, the service had not yet been performed by Ocean-7 under the agreement, the value of the shares issued were accounted for under EITF 00-2, “Accounting for Web Site Development Costs”. During the year ended December 31, 2006, we capitalized $148,031, related to the services performed by Ocean-7 during the period. Beginning in the third quarter of 2006 we started amortizing the capitalized web development costs of nextyellow.com, over an estimated useful life of 3 years. Amortization expenses for the years ended December 31, 2007 and 2006 were $49,344 and $24,672, respectively, which were reflected under the Web development costs in the consolidated statements of operations. The value of the options was accounted for under EITF 96-18 “Accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services.” Ocean-7 is a related party in that its majority shareholder is on our board of directors.

          On October 11, 2006, we entered into a Stock Purchase Agreement (the “Stock Agreement”) with Mr. Guy Mushkat, the founder and Chief Executive Officer of Shopila. Pursuant to the terms of the Stock Agreement, we purchased 80% of the issued and outstanding common shares of Shopila from him, in consideration for $100,000 in cash, the issuance of 50,000 restricted shares of our common stock, par value $0.001 (the “Common Stock”), and an option to purchase 50,000 shares of our Common Stock under our stock option plan with an exercise price equal to the fair market value at the date of grant. Such options were to vest annually in three equal consecutive installments, commencing October 11, 2007. In addition, as further provided by the Stock Agreement, we agreed to replace Mr. Guy Mushkat’s personal guarantees on Shopila’s liabilities up to, but not to exceed $90,000, in addition the Company paid acquisition costs in the amount of $7,500. Accordingly the purchase price was approximately $318,000 including liabilities assumed.

10.     Discontinued Operations

          In July of 2007 the Company decided to discontinue Shopila’s operations since Shopila was struggling financially and facing insufficient operating cash flow. Consequently, Shopila can not repay its liabilities, including a promissory note and a line of credit, and thus the Company wrote-off Shopila’s liabilities.

          During the second quarter of 2007, the Company wrote-off its goodwill and other intangible assets relating to the acquisition of Shopila.

          Accordingly, the Company has reflected Shopila’s operations as a discontinued operation in the accompanying financial statements. As a result, sales, cost of goods sold, and related expenses have been reclassified in the statement of operations and are shown separately as a net amount under the caption income (loss) from discontinued operations for all periods presented. Accordingly, the Company recorded a loss of discontinued operations of $260,240 and $55,239 for the years ended December 31, 2007 and 2006, respectively. The loss from discontinued operations for the year ended December 31, 2007 includes income from minority interest in the amount of $66,724 and the write-off of liabilities in the amount of $114,664 which Shopila does not have the financial ability to pay. Net sales from the discontinued operations of Shopila were $71,001 and $222,307, for the years ended December 31, 2007 and 2006, respectively. The write-off of goodwill and other intangible assets had previously been recognized as an impairment loss in connection with the filing of the Company’s Form 10QSB for the six month period ended June 30, 2007. In addition, a previously recorded deferred tax liability related to other intangible assets in the amount of $67,600, previously recorded as an income tax benefit in the six month period ended June 30, 2007, has been reclassified in connection with the discontinued operations.

          The Company on October 11, 2006, had purchased 80% of the issued and outstanding common shares of Shopila for approximately $318,000, consisting of $100,000 in cash; the issuance of 50,000 restricted shares of the Company’s common stock and an option to purchase an additional 50,000 shares of common stock at an exercise price equal to the fair market value at date of grant and the assumption of certain liabilities.

          Until April 20, 2006, our principal business was the publication of bilingual, English, and Hebrew yellow page directories distributed free through local commercial and retail establishments in the New York metropolitan area, New Jersey and Florida including a yellow page directory designed to meet the special needs of the Hasidic and ultra-Orthodox Jewish communities. On April 20, 2006, we sold our two remaining yellow page directories to DAG-Jewish Directories, Inc., a buying entity that was established by a group of sales agency owners and a few of our employees for (i) $291,667 paid in cash at closing; (ii) a promissory note in the amount of $613,333 payable in 24 consecutive monthly installments of $25,556 each bearing interest, at 5% per annum; and (iii) the Buyer’s assumption of liabilities relating to the Jewish directories business in the amount of $3,197,000.

          The Company has reflected its directories businesses as discontinued operations in the accompanying financial statements for all periods presented. As a result, sales, cost of goods sold, and related expenses have been reclassified in the statement of operations and are shown separately as a net amount under the caption income (loss) from discontinued operations for all periods presented. Accordingly, we recorded a net loss from discontinued operations of the Jewish Directories totaling $75,129 for the year ended December 31, 2006. Net revenue from the discontinued operations was $1,370,242, for the year ended December 31, 2006.

          The Company also recorded a gain on the sale of the Jewish Directories in the amount of $267,360 for the year ended December 31, 2007, which represents installment payments from the sale of the directories, compared to a gain on the sale of the Jewish directories business amounting to $692,810 for the year ended December 31, 2006, which includes net liabilities assumed and payments received, net of professional fees

11.     Commitments and Contingencies

          Operating Leases

          On June 12, 2006, we entered into a new Lease Agreement dated as of June 9, 2006 (the “Agreement”). In accordance with the Agreement, we are leasing the Premises for a term of 5 years commencing July 1, 2006 and ending on June 30, 2011. At December 31, 2007, approximate future minimum rental and utilities payments under these commitments are as follows:

2008	$65,543
2009	67,312
2010	69,134
2011	35,030

Total	$237,019

          Rent expense was approximately $57,000 and $40,000 in 2007 and 2006, respectively.

          Employment Agreements

          In March 1999, the Company entered into an employment agreement with Assaf Ran, its president and chief executive officer. Mr. Ran’s employment term initially renews automatically for successive one-year periods unless either party gives 180 days written notice of its intention to terminate the agreement. Under the agreement, Mr. Ran will receive an annual base salary of $75,000, annual bonuses as determined by the compensation committee of the Board of Directors in its sole and absolute discretion, and is eligible to participate in all executive benefit plans established and maintained by the Company. Under the agreement, Mr. Ran has also agreed to a one-year non-competition period following the termination of his employment. As of March 2003 the compensation committee approved an increase in Mr. Ran’s compensation to an annual base salary of $225,000. On March 15, 2006 the compensation committee approved Mr. Ran’s reduction of his annual salary by 50% for one year following the closing of the sale of the Jewish directories business. On March 22, 2007 the compensation committee approved Mr. Ran’s reduction of his annual salary by 75% to $56,000 for one year or until the Company has more significant operations (as defined by the Committee), whichever is earlier. Mr. Ran’s annual compensation was $69,000 and $148,000 during the years 2007 and 2006, respectively.

          Contingencies

          In January 2001, Flexible Business Systems, Inc. commenced an action against DAG Media, Inc. and Dapey Assaf, Ltd., in the Supreme Court of the State of New York, County of Suffolk for breach of contract, seeking compensation for unpaid invoices pursuant to a written agreement for computer software. We defended the complaint claiming there was no valid contract between the parties as the software program did not comport to our needs. Following a trial, on January 26, 2006, we received a Notice of Entry, finding in favor of Flexible Business Systems and awarding them the sum of $38,553 plus interest from January 19, 2001. In April 2006, the plaintiff levied our bank account for the sum of $58,926, which was ultimately drawn from our bank account in satisfaction of the judgment. We filed an appeal and the appeal was argued in January 2007 and we await the court’s decision. This amount is to be paid to us by the purchasers and therefore is showing on the balance sheet as due from purchasers at December 31, 2007 and 2006.

          In 2004, Neopost Leasing, Inc. commenced a collection action against Black Book Photography, Inc. (“BBP”), a former subsidiary of DAG Media, in the Civil Court of the State of New York, County of Queens, to recover $15,987 on an equipment lease for a certain postage meter or similar equipment sold to Brandera.com (USA) Inc., which in turn sold certain assets to BBP. The equipment was apparently in the office in Manhattan when BBP purchased the assets of the business from Brandera.com (USA) Inc. on August 2, 2002. The agreement governing that purchase provided, inter alia, that BBP would take title to any equipment and would assume “any contracts”. In connection with the later sale of DAG’s interest in BBP to Modern Holdings, Inc. it appears that DAG agreed to indemnify Modern as to this claim, and it remains a contingent liability of DAG’s accordingly. In light of the terms of the contract between Brandera.com (USA) Inc., there may be full liability on this claim. We have opposed the motion. We made a provision in the amount of $15,987 as of December 31, 2006, which remains included in accounts payable and accrued expenses as of December 31, 2007. The motion for summary judgment was withdrawn by the plaintiff and thus there was no decision on the motion. We expect that plaintiff will, at some point, place the case on the trial calendar.

12.     Related Parties Transactions

          DAG Interactive Inc, our subsidiary is being held 20% by Ocean-7. Mark Alhadeff is the main shareholder of Ocean-7 and effective December of 2005 is a member of our board of directors.

          On December 5, 2005, following the execution of a web-site development and services agreement signed between us and Ocean-7, a software development and Internet company, we agreed to issue a total of 60,000 shares of our common stock. The shares were issued in three equal installments of 20,000 shares each, pursuant to a three tier schedule, as provided in the agreement. The first 20,000 shares were issued upon the execution of the agreement and valued at $2.37 per share, or $47,400, which was our market price at the date of the grant. On May 2, 2006 an additional 20,000 shares were issued 10 days following the delivery of an internal 80% functional beta site and valued at $2.25 per share, or $45,000, which was our market price at the date of the grant. The remaining 20,000 shares were issued on July 31, 2006 following production release of the website, which were valued at $1.78 per share, or $35,600, which was our market price at the date of the grant.

          General and Administrative expenses includes approximately $24,600 and $7,180 of software maintenance fees incurred for the years ended December 31, 2007 and 2006, respectively, under an agreement with Ocean-7.

13.     Subsequent Event

          On January 8, 2008 and February 11, 2008 we purchased 7 days auction rate securities issued by two different mutual funds in the amount of $450,000 and $725,000, respectively. During the period from February 18, 2008 through March 11, 2008, auctions for these securities were not successful. Consequently, we continue to hold these securities and the issuers have continue to pay interest at the maximum contractual rate.