Form 10KSB/A
period 2007-12-31
DAG MEDIA INC
filed 2008-03-18
CIK 1080340

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-KSB (the “Form 10-KSB”) of DAG Media, Inc. (the “Company”) for the fiscal year ended December 31, 2007 is being filed to correct the typographical error made in the name of our Independent Registered Public Accounting Firm in the Consent of the Independent Registered Public Accounting Firm (filed as exhibit 23.2) and in the Report of Independent Registered Public Accounting Firm (on page F-2) to Hoberman, Miller, Goldstein & Lesser, P.C., which were filed along with the Form 10-KSB on March 14, 2008. The remainder of the Form 10-KSB is, however, unchanged.

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

By: /s/ Hoberman, Miller, Goldstein & Lesser, P.C.

Hoberman, Miller, Goldstein & Lesser, P.C.

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