Form 10-Q
period 2008-03-31
DAG MEDIA INC
filed 2008-05-12
CIK 1080340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________ to ____________________________

Commission File Number: 000-25991

DAG MEDIA, INC.

(Exact name of registrant as specified in its charter)

New York	11-3474831

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

192 Lexington Avenue, New York, New York 10016

(Address of principal executive offices)

(212) 489-6800

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                      ☒ Yes ☐ No

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).                                                                                                                                          ☐ Yes ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.                                                                                         ☐ Yes ☐ No

SEC1296 (02-08)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

As of May 12, 2008, the Issuer had a total of 3,236,460 shares of Common Stock, $.001 par value, outstanding.

DAG MEDIA, INC.
TABLE OF CONTENTS

(i)

PART I.          FINANCIAL INFORMATION

ITEM 1.          CONSOLIDATED FINANCIAL STATEMENTS

DAG MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2008	December 31, 2007

Assets

Current assets:
Cash and cash equivalents	$280,442	$621,724
Marketable securities	734,630	802,811
Auction rate securities	1,175,000	—
Short term investment – insurance annuity contract – at fair value	938,446	931,555

Total cash and cash equivalents, marketable securities and short term investment	3,128,518	2,356,090

Short term commercial notes	3,739,808	4,313,211
Interest receivable on short term commercial notes	40,774	41,184
Due from purchaser	83,186	156,103
Other current assets	37,698	17,083

Total current assets	7,029,984	6,883,671

Long term commercial notes	200,000	—
Property and equipment, net	13,090	14,261
Capitalized web development costs, net	61,679	74,015
Security deposit	17,515	17,515
Investment in privately held company, at cost	100,000	100,000

Total assets	$7,422,268	$7,089,462

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$119,351	$123,886
Deferred gain from the sale of Jewish Directories	—	72,917
Deferred origination fee	—	4,597
Lines of credit	314,488	—

Total current liabilities	433,839	201,400

Commitments and contingencies Shareholders’ equity:

Preferred shares - $.01 par value; 5,000,000 shares authorized; no shares issued	—	—
Common shares - $.001 par value; 25,000,000 authorized; 3,305,190 issued and 3,236,460 outstanding	3,305	3,305
Additional paid-in capital	9,202,151	9,180,235
Treasury stock, at cost- 68,730 shares	(231,113)	(231,113)
Accumulated other comprehensive loss	(502,562)	(441,272)
Accumulated deficit	(1,483,352)	(1,623,093)

Total shareholders’ equity	6,988,429	6,888,062

Total liabilities and shareholders’ equity	$7,422,268	$7,089,462

The accompanying notes are an integral part of these consolidated financial statements.

DAG MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,

	2008	2007

Interest income from short term commercial notes	$147,461	$—
Origination fees	17,825	—
Subscription revenues, net	57	1,362

Total Revenue	165,343	1,362

Operating costs and expenses:
Web development expenses	12,336	12,336
General and administrative expenses	160,422	201,647

Total operating costs and expenses	172,758	213,983

Loss from operations	(7,415)	(212,621)

Interest and dividend income	24,749	54,763
Realized gain (loss) on marketable securities	—	(26,826)
Other income	39,000	—

Total other income	63,749	27,937

Income (loss) from continuing operations before income tax benefit	56,334	(184,684)
Income tax benefit	10,490	—

Income (loss) from continuing operations	66,824	(184,684)

Discontinued Operations:
Gain on the sale of the Jewish Directories (net of tax effect of 0 in 2008 and 2007)	72,917	48,611
Loss from operations of Shopila (net of tax effect of 0)	—	(19,992)

Income from discontinued operations	72,917	28,619

Net Income (loss)	$139,741	$(156,065)

Basic and Diluted net income (loss) per common share outstanding:
Continuing operations	$0.02	$(0.06)
Discontinued operations	$0.02	$0.01

Net income (loss) per common share	$0.04	$(0.05)

Weighted average number of common shares outstanding

—Basic and Diluted	3,236,460	3,236,460

The accompanying notes are an integral part of these consolidated financial statements.

DAG MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months ended March 31,

	2008	2007

Cash flows from operating activities:
Net Income (loss)	$139,741	$(156,065)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on the sale of Jewish Directories	(72,917)	(48,611)
Loss from discontinued operations of Shopila	—	19,992
Depreciation and amortization	13,507	13,458
Non cash compensation expense	21,916	29,688
Realized loss on sale of marketable securities	—	26,826
Changes in operating assets and liabilities net of effects of disposition:
Interest receivable on short term commercial notes	410
Other current and non current assets	(20,615)	11,989
Accounts payable and accrued expenses	(4,535)	(73,971)
Deferred origination fees	(4,597)	—
Income tax payable	—	(4,764)
Assets and Liabilities of discontinued operations	—	(82,983)

Net cash provided by (used in) operating activities	72,910	(264,441)

Cash flows from investing activities:
Proceeds from sale of marketable securities	—	248,115
Investment in marketable securities, annuity contract and auction rate securities	(1,175,000)	(236,991)
Short and long term commercial notes made	(956,597)	—
Collection received from short term commercial notes	1,330,000	—
Cash received on sale of Jewish Directories	72,917	90,473

Net cash (used in) provided by investing activities	(728,680)	101,597

Cash flows from financing activities:
Use of lines of credit	314,488	—

Net cash provided by financing activities	314,488	—

Net decrease in cash and cash equivalents	(341,282)	(162,844)
Cash and cash equivalents, beginning of period	621,724	3,630,937

Cash and cash equivalents, end of period	$280,442	$3,468,093

Supplemental Cash Flow Information:
Taxes paid during the period	$5,767	$4,764

Interest Paid during the period	$942	$—

The accompanying notes are an integral part of these consolidated financial statements.

DAG MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

1.	THE COMPANY

                    The accompanying unaudited consolidated financial statements of DAG Media, Inc. (referred to herein as “DAG” “we”, “us” “our” or the “Company”) included have been prepared by us in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2007 and the notes thereto included in our Form10-KSB. Results of consolidated operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year. All material intercompany accounts and transactions have been eliminated.

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

          We have reflected Shopila’s operations as discontinued operations in the accompanying financial statements for the three month period ended March 31, 2007. As a result, sales, cost of goods sold, and related expenses have been reclassified in the statement of operations and are shown separately as a net amount under the caption income (loss) from discontinued operations for the three month period ended March 31, 2007.

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

          Origination fee revenue on short term commercial notes is amortized over the term of the respective note.

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

          Effective January 1, 2008 the Company adopted, FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. FASB No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. FASB 157 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs.

          Cash equivalents and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy. Our Level 1 investments are valued using quoted market prices in active markets. Our Level 2 investments are valued using broker or dealer quotations for similar assets and liabilities. As of March 31, 2008, our Level 1 investments consisted of cash, money market accounts and marketable securities in the amount of approximately $1,015,000 and were recorded as cash and cash equivalents and marketable securities in our consolidated balance sheet. Level 2 investments were recorded as, insurance annuity contract and auction rate securities (“ARS”) in our consolidated balance sheet as of March 31, 2008 in the amount of approximately $2,114,000.

          On January 8, 2008 and February 11, 2008 we purchased 7 days auction rate securities issued by two different mutual funds in the amount of $450,000 and $725,000, respectively. During the period from February 18, 2008 through March 11, 2008, auctions for these securities were not successful. Consequently, we continue to hold these securities and the issuers have continued to pay interest at the maximum contractual rate. These securities are classified as Level 2. However we received a commitment letter from our broker at Smith Barney that $625,000 of our ARS CALAMOS STRATEGIC will be redeemed by the issuer on May 16, 2008.

2.	RECENT TECHNICAL ACCOUNTING PRONOUNCEMENTS

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

SFAS No.159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 did not have a material effect on our consolidated financial position, results of operations or cash flows.

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

          In December 2007, the Financial Accounting Standards Board (“FASB”) simultaneously issued SFAS No. 141R, “Business Combinations (2007 Amendment),” and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51.” Both standards update United States guidance on accounting for “noncontrolling interests,” sometimes referred to as minority interests, which interests represent a portion of a subsidiary not attributable, directly or indirectly, to a parent. FASB and the International Accounting Standards Board (“IASB”) have been working together to promote international convergence of accounting standards. Prior to promulgation of these new standards there were specific areas in accounting for business acqusitions in which conversion was not achieved. The objective of both standards is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in “business combinations” and consolidated financial statements by establishing accounting and reporting standards. In business combinations it is accomplished by establishing principles and requirements concerning how an “acquirer” recognizes and measures identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree, as well as goodwill acquired in the combination or gain from a bargain purchase; and determines information to be disclosed to enable users to evaluate the nature and effects of business combinations. In consolidated financial statements the standards require: identification of ownership interests held in subsidiaries by parties other than the parent be clearly identified, labeled and presented in consolidated financial position within equity (rather than “mezzanine” between liabilities and equity) separately from amounts attributed to the parent, with net income attributable to the parent and to the minority interest clearly identified and presented on the face of consolidated statements of income. The standards also provide guidance in situations where the parent’s ownership interest in a subsidiary changes while the parent retains its controlling financial interest. The standard also provides guidance on recording a gain or loss based on fair value in situations involving deconsolidation of a subsidiary. Entities must provide sufficient disclosures that distinguish between interests of the parent and that of the noncontrolling interest. Both standards are effective for fiscal years and interims beginning on or after December 15, 2008 (that is January 1, 2009) for entities with calendar years. Earlier adoption is prohibited. The standards shall be applied prospectively as of the beginning of the fiscal year in which initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. We are evaluating the impact these standards will have on the Company’s financial position and results of operations.

          Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

3.	EARNINGS PER SHARE OF COMMON STOCK

          We have applied SFAS No. 128, “Earnings Per Share” in its calculation and presentation of earnings per share - “basic” and “diluted”. Basic earnings per share are computed by dividing income available to common shareholders (the numerator) by the weighted average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. For the three month periods ended March 31, 2008 and March 31, 2007, potential dilutive common shares have not been included in the calculation of diluted earnings per share since the effect would be anti-dilutive for all periods presented.

          The numerator in calculating both basic and diluted earnings per common share for each period is the reported net income. The denominator is based on the following weighted average number of common shares:

	Three Months Ended March 31,

	2008	2007

Basic	3,236,460	3,236,460
Incremental shares for assumed conversion of options	—	—

Diluted	3,236,460	3,236,460

          685,000 and 603,000 stock options were not included in the diluted earnings per share calculation for the three month periods ended March 31, 2008 and March 31, 2007, respectively, as their effect would have been anti-dilutive.

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

          We adopted SFAS 123(R) using the modified prospective transition method, under this transition method, compensation cost in 2008 and 2007 includes cost for options granted prior to but not vested as of December 31, 2005, and vested in 2008 and 2007. Therefore results for prior periods have not been restated. Share based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2008 and 2007 were $21,916 and $29,688, respectively.

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

          The fair value of each option is estimated on the date of grant using Black-Scholes option-pricing model with the following weighted-average share assumptions used for grants in 2008 and 2007, respectively: (1) expected life of 5 years; (2) $0.40 cents per share annual dividends yield; (3) expected volatility 70%; (4) risk free interest rate of 2.5% to 5.1%.

          The following summarizes stock option activity for 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2007	610,000	$2.64

Granted	75,000	1.00
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2008	685,000	$2.46	2.61	$812,159

Vested and exercisable at March 31, 2008	581,233	$2.68	2.33	$724,275

          The weighted-average fair value of each option granted during the three month periods ended March 31, 2008 and 2007, estimated as of the grant date using the Black-Scholes option valuation model, was $0.50 per option and $0.92 per option, respectively

          5.          LINES OF CREDIT

          During the three months ended March 31, 2008, the Company established two separate lines of credit with Smith Barney. The first line of credit provides for maximum borrowings in the amount of up to 50% of the value of the Company’s marketable securities held by Smith Barney. This line bears interest at the prime rate minus .75%. At March 31, 2008, $96,271 is outstanding under this line. The second line of credit provides for maximum borrowings in the amount of up to 50% of the value of the Company’s auction rate securities held by Smith Barney. This line bears interest at the Federal Funds rate plus .75%. At March 31, 2008, $218,217 is outstanding under this line.

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

                    The Company, through its subsidiary DAG Funding, offers short-term secured commercial loans to small businesses. Notes are secured by collateral such as real estate, receivables, and marketable securities and, generally, accompanied by personal guarantees from the principals of the businesses. Lending activities commenced on May 15, 2007, generally for a term of one year. Most of the notes provide for receipt of interest only during the term of the note and a balloon payment at the end of the term. Notes ranging in size from $50,000 to $1,020,000 were concluded at stated interest rates of 13% to 16%, but often at higher effective rates based upon points or other up-front fees. The Company uses its own employees, outside lawyers and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions. Outside appraisers are also employed to assist the Company’s officials in evaluating the worth of collateral. For the three months ended March 31, 2008 the aggregate amount of $956,597 has been lent, offset by short term commercial notes collected in the amount of $1,330,000. To date, the Company has not experienced any defaults and none of the loans previously made have been non-collectable, although no assurances can be given that existing or future loans may not go into default or prove to be non-collectible in the future.

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

          We have reflected Shopila’s operations as discontinued operations in the accompanying financial statements for the three month period ended March 31, 2007. As a result, sales, cost of goods sold, and related expenses have been reclassified in the statement of operations and are shown separately as a net amount under the caption income (loss) from discontinued operations for the three month period ended March 31, 2007.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Total revenue

          Total revenues for the three month period ended March 31, 2008 were approximately $165,000 compared to approximately $1,000 for the three month period ended March 31, 2007. Revenue of $147,000 represents interest income on the short term notes made through DAG Funding, and approximately $18,000 represents origination fees (DAG Funding was formed on May 15, 2007). DAG Funding offers short-term secured commercial loans to small businesses. Loans are secured by collateral such as real estate, receivables, and marketable securities and generally are accompanied by personal guarantees from the principals of the businesses. Subscription revenues of $1,000 in the same period of 2007, were attributable to Nextyellow operations. Our roll-out and full scale marketing of Nextyellow awaits new funding for this operation, preferably at the subsidiary level, or our reaching agreement with a marketing partner.

Web Development costs

          Web development costs for each of the three month periods ended March 31, 2008 and 2007 were $12,336. These costs are attributable to amortization of nextyellow.com web development expenses.

General and administrative costs

          General and administrative expenses for the three month period ended March 31, 2008 were $160,422 compared to $201,647 for the three month period ended March 31, 2007, representing a decrease of $41,225, or 20.4%. This decrease is primarily attributable to a decrease in payroll expenses of approximately $22,000, mainly due to the decrease in our president-Assaf Ran’s salary, a decrease in share based compensation expenses of approximately $8,000, due to a decline in the share price and a decrease in public relations expenses of approximately $6,000, mainly due to fewer filings made by the Company in the first quarter of 2008. We expect general and administrative expenses to increase as a result of ongoing expenses related to reporting obligations and compliance, such as those mandated by the Sarbanes-Oxley Act.

Other income

          For the three month period ended March 31, 2008 we had other income in the amount of approximately $64,000 which consisted mainly of dividends and interest income of approximately $25,000, a referral fee of $29,000 and $10,000 in connection with sale of a listing of potential customers of next yellow website, compared to other income of approximately $28,000 for the three month period ended March 31, 2007 which consisted mainly of dividends and interest of approximately $55,000, offset by realized losses of approximately $27,000.

Income tax benefit

          For the three month period ended March 31, 2008 we had an income tax benefit of approximately $10,000.

          The difference between applying the effective income tax rate and the statutory rate for the three month period ended March 31, 2008, is the result of the reversal of the overaccrual of the recording of income tax expense related to prior years’ amended income tax returns, which were accepted by the respective taxing authorities.

Discontinued operations

          We recorded a gain on the sale of the Jewish Directories in the amount of $72,917 and $48,611 for the periods ended March 31, 2008 and 2007, respectively, which represents installment payments received from the sale of the Jewish Directories.

          In July, 2007, we discontinued operations of our 80% owned subsidiary Shopila Corporation (“Shopila”), which was dissolved in December 2007. Accordingly, the Company has reflected Shopila’s operations as a discontinued operation in the accompanying financial statements. As a result, sales, cost of goods sold, and related expenses have been reclassified in the statement of operations and are shown separately as a net amount under the caption loss from discontinued operations for the three month period ended March 31, 2007, in the amount of $19,992.

Liquidity and Capital Resources

          At March 31, 2008, we had cash and cash equivalents, marketable securities, auction rate securities and a short-term investment (insurance annuity contract) of approximately $3,129,000 and working capital of approximately $6,596,000 as compared to cash and cash equivalents, marketable securities and a short term investment of approximately $2,356,000 and working capital of approximately $6,682,000 at December 31, 2007. The increase in cash and cash equivalents and marketable securities primarily reflects the proceeds of collection of short term commercial notes in the aggregate amount of $1,330,000 by DAG Funding, offset by making of these notes in the aggregate amount of $957,000. Cash was also provided by the proceeds from a line of credit in the amount of approximately $314,000. The decrease in working capital is primarily attributable to a decrease in the fair value of marketable securities.

          Net cash provided by operating activities was approximately $73,000 for the three months ended March 31, 2008, as compared to net cash used in operating activities of approximately $264,000 for the period ended March 31, 2007. The increase in net cash provided by operating activities primarily reflects the net income of $140,000 for the three months ended March 31, 2008 compared to a net loss of $156,000 in the same period in 2007 and assets and liabilities from discontinued operations of Shopila in 2007, offset by an increase in account payable and accrued expenses.

          Net cash used in investing activities was approximately $729,000 for the three months ended March 31, 2008, compared to net cash provided by investing activities of approximately $102,000 for the period ended March 31, 2007. The increase in net cash used in investing activities was primarily the result of issuance of short term and long term commercial notes in the aggregate amount of approximately $957,000 issued by DAG Funding and investment in auction rate securities in the amount of $1,175,000, offset by proceeds from the collection of short term commercial notes in the aggregate amount of $1,330,000 and proceeds of $73,000 from the sale of Jewish Directories.

          Net cash provided by financing activities for the three months ended March 31, 2008 was approximately $314,000 as compared to $0 for the period ended March 31, 2007. This increase in net cash provided by financing activities reflects the use of the Company’s credit line.

          We have not entered into any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

          We anticipate that our current cash balances will be sufficient to fund our operations and the maintenance of our web sites for the next 12 months. However, we expect our working capital requirements to increase over the next 12 months as we continue to strive for growth.

Changes to Critical Accounting Policies and Estimates

          Our critical accounting polices and estimates are set forth in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

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

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          A smaller reporting company is not required to provide the information required by this Item.

Item 4.	CONTROLS AND PROCEDURES

               (a)           Evaluation and Disclosure Controls and Procedures

          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2008, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within our organization, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

               (b)           Changes in Internal Control Over Financial Reporting

          There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.

          In January 2001, Flexible Business Systems, Inc. commenced an action against DAG Media, Inc. and Dapey Assaf, Ltd., in the Supreme Court of the State of New York, County of Suffolk for breach of contract, seeking compensation for unpaid invoices pursuant to a written agreement for computer software. We defended the complaint claiming there was no valid contract between the parties as the software program did not comport to our needs. Following a trial, on January 26, 2006, we received a Notice of Entry, finding in favor of Flexible Business Systems and awarding them the sum of $38,553 plus interest from January 19, 2001. In April 2006, the plaintiff levied our bank account for the sum of $58,926, which was ultimately drawn from our bank account in satisfaction of the judgment. We filed an appeal and the appeal was argued in January 2007 and we await the court’s decision. This amount is to be paid to us by the purchasers and therefore is showing on the balance sheet as due from purchasers at March 31, 2008.

          In 2004, Neopost Leasing, Inc. commenced a collection action against Black Book Photography, Inc. (“BBP”), a former subsidiary of DAG Media, in the Civil Court of the State of New York, County of Queens, to recover $15,987 on an equipment lease for a certain postage meter or similar equipment sold to Brandera.com (USA) Inc., which in turn sold certain assets to BBP. The equipment was apparently in the office in Manhattan when BBP purchased the assets of the business from Brandera.com (USA) Inc. on August 2, 2002. The agreement governing that purchase provided, inter alia, that BBP would take title to any equipment and would assume “any contracts”. In connection with the later sale of DAG’s interest in BBP to Modern Holdings, Inc. it appears that DAG agreed to indemnify Modern as to this claim, and it remains a contingent liability of DAG’s accordingly. In light of the terms of the contract between Brandera.com (USA) Inc., there may be full liability on this claim. We have opposed the motion. We made an additional provision in the amount of $10,000 for the three months ended March 31, 2008, which remains included in accounts payable and accrued expenses as of March 31, 2008 in total amount of $25,987. The motion for summary judgment was withdrawn by the plaintiff and thus there was no decision on the motion. We expect that plaintiff will, at some point, place the case on the trial calendar.

ITEM 6.   EXHIBITS

Exhibit No.	Description

31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act (filed herewith)

31.2*	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act (filed herewith)

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act (furnished herewith)

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act (furnished herewith)

* Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAG Media, Inc. (Registrant)

Date: May 12, 2008	By: /s/ Assaf Ran

Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2008	By: /s/ Inbar Evron-Yogev

Inbar Evron-Yogev, Chief Financial Officer
(Principal Financial and Accounting Officer)