Form 10-Q
period 2008-06-30
MANHATTAN BRIDGE CAPITAL, INC
filed 2008-08-05
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

For the transition period from ___________________________to ___________________________

Commission File Number: 000-25991

MANHATTAN BRIDGE CAPITAL, INC.
(Exact name of registrant as specified in its charter)

New York	11-3474831
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

192 Lexington Avenue, New York, New York 10016
(Address of principal executive offices)

(212) 489-6800
(Registrant’s telephone number, including area code)

DAG MEDIA, INC.

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

As of August 5, 2008, the Issuer had a total of 3,236,460 shares of Common Stock, $.001 par value, outstanding.

(i)

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

Assets	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$ 1,134,317	$ 621,724
Marketable securities	732,636	802,811
Auction rate securities	450,000	—
Short term investment — insurance annuity contract — at fair value	—	931,555

Total cash and cash equivalents, marketable securities
and short term investment	2,316,953	2,356,090
Short term loans	4,334,185	4,313,211
Interest receivable on short term loans	53,246	41,184
Due from purchaser	38,881	156,103
Other current assets	39,073	17,083

Total current assets	6,782,338	6,883,671
Long term loans	200,000	—
Property and equipment, net	11,868	14,261
Capitalized web development costs, net	49,343	74,015
Security deposit	17,515	17,515
Investment in privately held company, at cost	100,000	100,000

Total assets	$ 7,161,064	$ 7,089,462

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$ 82,968	$ 123,886
Deferred gain from the sale of Jewish Directories	—	72,917
Deferred origination fee	19,896	4,597

Total current liabilities	102,864	201,400

Commitments and contingencies
Shareholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; no
shares issued	—	—
Common shares - $.001 par value; 25,000,000 authorized; 3,305,190
issued and 3,236,460 outstanding	3,305	3,305
Additional paid-in capital	9,232,923	9,180,235
Treasury stock, at cost- 68,730 shares	(231,113)	(231,113)
Accumulated other comprehensive loss	(515,737)	(441,272)
Accumulated deficit	(1,431,178)	(1,623,093)

Total shareholders’ equity	7,058,200	6,888,062

Total liabilities and shareholders’ equity	$ 7,161,064	$ 7,089,462

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Month Ended June 30,
	2008	2007	2008	2007

Interest income from short term loans	$163,924	$4,967	$311,385	$4,967
Origination fees	14,808	—	32,633	—
Subscription revenues, net	43	1,619	100	2,981

Total Revenue	178,775	6,586	344,118	7,948

Operating costs and expenses:

Web development expenses	12,336	12,336	24,672	24,672

General and administrative expenses	148,759	188,391	309,182	390,038

Total operating costs and expenses	161,095	200,727	333,854	414,710

Income(Loss) from operations	17,680	(194,141)	10,264	(406,762)

Interest and dividend income	16,371	98,040	41,122	152,803
Realized gain (loss) on marketable
securities	18,122	16,257	18,122	(10,569)
Other income	—	—	39,000	—

Total other income	34,493	114,297	98,244	142,234

Income (loss) from continuing operations

before income tax benefit	52,173	(79,844)	108,508	(264,528)
Income tax benefit	—	—	10,489	—

Income (loss) from continuing operations	52,173	(79,844)	118,997	(264,528)

Discontinued Operations:
Gain on the sale of the Jewish
Directories (net of tax effect of 0
in 2008 and 2007)	—	72,916	72,917	121,527
Loss from operations of Shopila
(net of tax effect of 0)	—	(353,011)	—	(373,003)

Income from discontinued operations	—	(280,095)	72,917	(251,476)

Net Income (loss)	$52,173	$(359,939)	$191,914	$(516,004)

Basic net income (loss) per common
share outstanding:
Continuing operations	$0.02	$(0.02)	$0.04	$(0.08)
Discontinued operations	—	(0.09)	0.02	(0.08)

Net income (loss) per common share- Basic	$0.02	$(0.11)	$0.06	$(0.16)

Diluted net income (loss) per
common share outstanding:
Continuing operations	$0.02	$(0.02)	$0.04	$(0.08)
Discontinued operations	—	(0.09)	0.02	(0.08)

Net income (loss) per common share- Diluted	$0.02	$(0.11)	$0.06	$(0.16)

Weighted average number of common shares
outstanding
—Basic	3,236,460	3,236,460	3,236,460	3,236,460
—Diluted	3,237,406	3,236,460	3,238,215	3,236,460

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Six Months Ended June 30,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$191,914	$(516,004)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Gain on the sale of Jewish Directories	(72,917)	(121,527)
Loss from discontinued operations of Shopila	—	373,003
Depreciation and amortization	27,065	26,917
Non cash compensation expense	52,688	86,408
Realized (gain) loss on sale of marketable securities	(18,122)	10,569
Changes in operating assets and liabilities:
Interest receivable on short term loans	(12,062)	(4,966)
Due from purchaser	20,000	—
Other current and non current assets	(21,990)	(14,263)
Accounts payable and accrued expenses	(40,918)	(87,105)
Deferred origination fees	15,299	—
Income tax payable	—	(4,764)
Assets and Liabilities of discontinued operations	—	(101,118)

Net cash provided by (used in) operating activities	140,957	(352,850)

Cash flows from investing activities:
Proceeds from sale of marketable securities, auction rate securities and
annuity contract	1,670,388	480,439
Investment in marketable securities, auction rate securities and annuity
contract	(1,175,000)	(806,391)
Issuance of short term and long term loans	(2,221,123)	(795,000)
Collection received from short term loans	2,000,149	—
Cash received on sale of Jewish Directories	97,222	173,389

Net cash provided by (used in) investing activities	371,636	(947,563)

Net increase (decrease) in cash	512,593	(1,300,413)
Cash and cash equivalents, beginning of the year	621,724	3,630,937

Cash and cash equivalents, end of period	$1,134,317	$2,330,524

Supplemental Cash Flow Information:
Taxes paid during the period	$5,766	$4,764

Interest Paid during the period	4,356	—

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

1.	THE COMPANY

The accompanying unaudited consolidated financial statements of Manhattan Bridge Capital, Inc., formerly DAG Media, Inc., (referred to herein as “we”, “us” “our” or the “Company”) included have been prepared by us in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2007 and the notes thereto included in our Form10-KSB. Results of consolidated operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year. All material intercompany accounts and transactions have been eliminated.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

The Company, through its subsidiary, DAG Funding Solutions, Inc. (“DAG Funding”), provides short term, secured, non–banking commercial loans to small businesses. In addition, another subsidiary DAG Interactive, Inc. (“DAG Interactive”), has developed innovative software and a related web site that allows retail businesses and other service providers to reach prospective customers and clients for their goods and services in a more effective way than traditional on-line and print yellow pages.

In July 2007 we discontinued operations of our 80% owned subsidiary Shopila Corporation (“Shopila”), which was dissolved in December 2007.

We reflected Shopila’s operations as discontinued operations in the accompanying financial statements for the three and six month periods ended June 30, 2007. As a result, sales, cost of goods sold, and related expenses were reclassified in the statement of operations and shown separately as a net amount under the caption income (loss) from discontinued operations for the three and six month periods ended June 30, 2007.

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

Interest income from short term loans is recognized, as earned, over the period of the note evidencing the loan.

Origination fee revenue on short term loans is amortized over the term of the respective note evidencing the loan.

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

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. FASB No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. FASB 157 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs.

Cash equivalents and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy.  Our Level 1 investments are valued using quoted market prices in active markets.  Our Level 2 investments are valued using broker or dealer quotations for similar assets and liabilities.  As of June 30, 2008, our Level 1 investments consisted of cash, money market accounts and marketable securities in the amount of approximately $1,867,000 and were recorded as cash and cash equivalents and marketable securities in our consolidated balance sheet. Level 2 investments consist of auction rate securities (“ARS”) in our consolidated balance sheet as of June 30, 2008 in the amount of $450,000.

On January 8, 2008 and February 11, 2008 we purchased 7 days auction rate securities issued bytwo different mutual funds in the amount of $450,000 and $725,000, respectively. During the period from February 18, 2008 through the balance sheet date, auctions for these securities were not successful. However, an amount of $725,000 was redeemed by ARS CALAMOS and NUVEEN. As of the balance sheet date the balance of these securities is $450,000. Subsequent to the balance sheet date, an additional amount of $175,000 was redeemed. These securities are classified as Level 2.

2.	RECENT TECHNICAL ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No.115”. SFAS No.159 permits entities to choose to measure eligible financial instruments and other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument but only upon the entire instrument – not portions of the instrument. SFAS No.159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB simultaneously issued SFAS No. 141R, “Business Combinations (2007 Amendment),” and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51.” Both standards update United States guidance on accounting for “noncontrolling interests,” sometimes referred to as minority interests, which interests represent a portion of a subsidiary not attributable, directly or indirectly, to a parent. FASB and the International Accounting Standards Board (“IASB”) have been working together to promote international convergence of accounting standards. Prior to promulgation of these new standards there were specific areas in accounting for business acquisitions in which conversion was not achieved. The objective of both standards is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in “business combinations” and consolidated financial statements by establishing accounting and reporting standards. In business combinations it is accomplished by establishing principles and requirements concerning how an “acquirer” recognizes and measures identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree, as well as goodwill acquired in the combination or gain from a bargain purchase; and determines information to be disclosed to enable users to evaluate the nature and effects of business combinations. In consolidated financial statements the standards require: identification of ownership interests held in subsidiaries by parties other than the parent be clearly identified, labeled and presented in consolidated financial position within equity (rather than “mezzanine” between liabilities and equity) separately from amounts attributed to the parent, with net income attributable to the parent and to the minority interest clearly identified and presented on the face of consolidated statements of income. The standards also provide guidance in situations where the parent’s ownership interest in a subsidiary changes while the parent retains its controlling financial interest. The standard also provides guidance on recording a gain or loss based on fair value in situations involving deconsolidation of a subsidiary. Entities must provide sufficient disclosures that distinguish between interests of the parent and that of the noncontrolling interest. Both standards are effective for fiscal years and interims beginning on or after December 15, 2008 (that is January 1, 2009) for entities with calendar years. Earlier adoption is prohibited. The standards shall be applied prospectively as of the beginning of the fiscal year in which initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. We are evaluating the impact these standards will have on the Company’s financial position and results of operations.

Management does not believe that any other recently issued, but not yet effected, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

3.	EARNINGS PER SHARE OF COMMON STOCK

We have applied SFAS No. 128, “Earnings Per Share” in our calculation and presentation of earnings per share - “basic” and “diluted”. Basic earnings per share are computed by dividing income available to common shareholders (the numerator) by the weighted average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

The numerator in calculating both basic and diluted earnings per common share for each period is the reported net income. The denominator is based on the following weighted average number of common shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic	3,236,460	3,236,460	3,236,460	3,236,460
Incremental shares for assumed conversion of options	946	—	1,755	—
Diluted	3,237,406	3,236,460	3,238,215	3,236,460

704,245 and 624,000 stock options were not included in the diluted earnings per share calculation for the six month periods ended June 30, 2008 and June 30, 2007, respectively, as their effect would have been anti-dilutive.

4.	STOCK – BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”) which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” for periods beginning fiscal year 2006. We account for equity instruments issued to non employees in accordance with the provisions of SFAS 123(R) and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling Goods or Services.” All transactions with non employees, in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

We adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation cost in 2008 and 2007 includes cost for options granted prior to but not vested as of December 31, 2005, and vested in 2008 and 2007. Therefore results for prior periods have not been restated. Share based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2008 were $30,772 and $52,688, respectively. Share based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2007 were $56,720 and $86,408, respectively.

The exercise price of options granted under our stock option plan may not be less than the fair market value on the date of grant. The options may vest over a period not to exceed ten years. Stock options under our stock option plan may be awarded to officers, key-employees, consultants and non-employee directors of the Company. Under our stock option plan, every non-employee director of the

Company is granted 7,000 options upon first taking office, and then 7,000 upon each additional year in office. The objectives of our stock option plan include attracting and retaining key personnel, providing additional performance incentives and promoting the success of the Company by increasing the efforts of such officers, employees, consultants and directors. Our stock option plan is the only plan that the Company has adopted with stock options available for grant.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average share assumptions used for grants in 2008 and 2007, respectively: (1) expected life of 5 years; (2) expected volatility of 65%-70%; (3) risk free interest rate of 2.5% to 5.1%.

The following summarizes stock option activity for 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	610,000	$2.64
Granted	96,000	0.97
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2008	706,000	$2.41	2.44	$822,341
Vested and exercisable at June 30, 2008	602,000	$2.61	2.18	$734,244

The weighted-average fair value of each option granted during the three month periods ended June 30, 2008 and 2007, estimated as of the grant date using the Black-Scholes option valuation model, was $0.49 per option and $0.94 per option, respectively

5.	LINES OF CREDIT

During the six months ended June 30, 2008, the Company established two separate lines of credit with Smith Barney.  The first line of credit provides for maximum borrowings in the amount of up to 50% of the value of the Company's marketable securities held by Smith Barney.  This line bears interest at the prime rate minus .75%. During the first quarter of 2008 the Company used $96,271 from this line, which was paid during the second quarter of 2008. At June 30, 2008, $0 is outstanding under this line.  The second line of credit provides for maximum borrowings in the amount of up to 50% of the value of the Company's auction rate securities held by Smith Barney.  This line bears interest at the Federal Funds rate plus .75%. During the first quarter of 2008 the Company used $218,217 from this line, which was paid during the second quarter of 2008 At June 30, 2008, $0 is outstanding under this line.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The discussion and analysis contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements.

The Company, through its subsidiary, DAG Funding, offers short-term secured commercial loans to small businesses. Loans are secured by collateral such as real estate, receivables, and marketable securities and, generally, accompanied by personal guarantees from the principals of the businesses. Lending activities commenced on May 15, 2007, generally for a term of one year. Most of the loans provide for receipt of interest only during the term of the note evidencing the loan and a balloon payment at the end of the term. Loans ranging in size from $50,000 to $1,020,000 were concluded at stated interest rates of 13% to 16%, but often at higher effective rates based upon points or other up-front fees. The Company uses its own employees, outside lawyers and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions. Outside appraisers are also employed to assist the Company’s officials in evaluating the worth of collateral. For the six months ended June 30, 2008, we have made loans in the aggregate amount of $2,221,123, offset by short term loans collected in the amount of $2,000,149. To date, the Company has not experienced any defaults and none of the loans previously made have been non-collectable, although no assurances can be given that existing or future loans may not go into default or prove to be non-collectible in the future.

We, together with our development partner, have developed innovative software that allows retail businesses and other service providers to reach prospective customers and clients for their goods and services in a more effective way than that provided by traditional on-line and print yellow pages. We have named this innovative software solution and the internet site on which it appears “Nextyellow” and have marketedit through our subsidiary, DAG Interactive,on a limited basis to establish “proof of concept.” Nextyellow facilitates highly accurate, automated matching of consumers' needs to businesses' capabilities within targeted local service areas. We have applied for patent and service mark protection for Nextyellow inthe United States.

With Nextyellow, businesses will pay a low monthly fee for each zip code/category combination in which they wish to market their goods or services. In return, they receive qualified leads specific to their locality. Consumers, for whom the use of the website is free of charge, enjoy a friendly application that shortens the process of locating, selecting and contacting a business, which then provides an instant match between their needs and businesses’ capabilities.

Our roll-out and full scale marketing of Nextyellow awaits new funding for this operation, preferably at the subsidiary level, or our reaching an agreement with a marketing partner.

In July 2007 we discontinued operations of our 80% owned subsidiary Shopila Corporation (“Shopila”), which was dissolved in December 2007.

We reflected Shopila’s operations as discontinued operations in the accompanying financial statements for the three and six month periods ended June 30, 2007. As a result, sales, cost of goods sold, and related expenses were reclassified in the statements of operations and shown separately as a net amount under the caption income (loss) from discontinued operations for the three and six month periods ended June 30, 2007.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenue

Total revenues for the three month period ended June 30, 2008 were approximately $179,000 compared to approximately $7,000 for the three month period ended June 30, 2007. For the three month period ended June 30, 2008 revenue of approximately $164,000 represents interest income on the short term loans made through DAG Funding, and approximately $15,000 represents origination fees (DAG Funding was formed on May 15, 2007). DAG Funding offers short-term secured commercial loans to small businesses. Loans are secured by collateral such as real estate, receivables, and marketable securities and generally are accompanied by personal guarantees from the principals of the businesses. Subscription revenues of approximately $2,000 in the same period of 2007 were attributable to Nextyellow operations. Our roll-out and full scale marketing of Nextyellow awaits new funding for this operation, preferably at the subsidiary level, or our reaching an agreement with a marketing partner.

Web development costs

Web development costs for each of the three month periods ended June 30, 2008 and 2007 were $12,336. These costs are attributable to amortization of nextyellow.com web development expenses.

General and administrative costs

General and administrative expenses for the three month period ended June 30, 2008 were approximately $149,000 compared to approximately $188,000 for the three month period ended June 30, 2007, representing a decrease of $39,000, or 20.7%. This decrease is primarily attributable to a decrease in compensation expenses of approximately $26,000, mainly due to a decline in the share price in connection with non-cash compensation and a decrease in professional fees of approximately $8,000 due to a decrease in consulting fees.

Other income

For the three month period ended June 30, 2008 we had other income in the amount of approximately $34,000 which consisted mainly of a realized gain on the maturity of an annuity contract of approximately $18,000 and dividend and interest income of approximately $16,000, compared to other income of approximately $114,000 for the three month period ended June 30, 2007 which consisted mainly of dividend and interest income of approximately $98,000, and realized gains of approximately $16,000.

Discontinued operations

For the three month period ended June 30, 2007 we recorded a gain on the sale of the Jewish Directories in the amount of approximately $73,000.

In July, 2007, we discontinued operations of our 80% owned subsidiary Shopila Corporation (“Shopila”), which was dissolved in December 2007. Accordingly, the Company reflected Shopila’s operations as a discontinued operation in the accompanying financial statements. As a result, sales, cost of goods sold, and related expenses were reclassified in the statement of operations and shown separately as a net amount under the caption loss from discontinued operations for the three month period ended June 30, 2007, in the amount of $353,011, mainly due to the write-off of Shopila’s outstanding goodwill and other intangible assets relating to the acquisition of Shopila.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenue

Total revenues for the six month period ended June 30, 2008 were approximately $344,000 compared to approximately $8,000 for the six month period ended June 30, 2007. Revenue of approximately $311,000 for the six month period ended June 30, 2008 compared to approximately $5,000 for the six month period ended June 30, 2007, represents interest income on the short term loans made through DAG Funding, and approximately $33,000 for the six month period ended June 30, 2008 represents origination fees on these loans (DAG Funding was formed on May 15, 2007). DAG Funding offers short-term secured commercial loans to small businesses. Loans are secured by collateral such as real estate, receivables, and marketable securities and generally are accompanied by personal guarantees from the principals of the businesses. Subscription revenues of approximately $3,000 for the six month period ended June 30, 2007, were attributable to Nextyellow operations. Our roll-out and full scale marketing of Nextyellow awaits new funding for this operation, preferably at the subsidiary level, or our reaching an agreement with a marketing partner.

Web development costs

Web development costs for each of the six month periods ended June 30, 2008 and 2007 were $24,672. These costs are attributable to amortization of nextyellow.com web development expenses.

General and administrative costs

General and administrative expenses for the six month period ended June 30, 2008 were approximately $309,000 compared to approximately $390,000 for the six month period ended June 30, 2007, representing a decrease of $81,000, or 20.7%. This decrease is primarily attributable to a decrease in compensation expenses of approximately $34,000, mainly due to a decline in the share price in connection with non-cash compensation, a decrease in payroll expenses of approximately $21,000, mainly due to the decrease in our president-Assaf Ran’s salary and a decrease in public relations expenses of approximately $4,000, mainly due to fewer filings made by the Company in the first six months of 2008.

Other income

For the six month period ended June 30, 2008 we had other income in the amount of approximately $98,000 which consisted mainly of dividend and interest income of approximately $41,000, a referral fee of $29,000, and $10,000 in connection with the sale of a listing of potential customers on the Nextyellow website and a realized gain on the maturity of annuity contract in the amount of approximately $18,000, compared to other income of approximately $142,000 for the six month period ended June 30, 2007, which consisted mainly of dividend and interest income of approximately $153,000, offset by realized losses of approximately $11,000.

Income tax benefit

For the six month period ended June 30, 2008 we had an income tax benefit of approximately $10,000.

The difference between applying the effective income tax rate and the statutory rate for the six month period ended June 30, 2008, is the result of the reversal of the over accrual of the recording of income tax expense related to prior years' amended income tax returns, which were accepted by the respective taxing authorities.

Discontinued operations

We recorded a gain on the sale of the Jewish Directories in the amount of $72,917 and $121,527 for the six month periods ended June 30, 2008 and 2007, respectively, which represents installment payments received from the sale of the Jewish Directories (the last installment was paid on April 20, 2008).

In July, 2007, we discontinued operations of our 80% owned subsidiary Shopila Corporation (“Shopila”), which was dissolved in December 2007. Accordingly, the Company reflected Shopila’s operations as a discontinued operation in the accompanying financial statements. As a result, sales, cost of goods sold, and related expenses were reclassified in the statement of operations and shown separately as a net amount under the caption loss from discontinued operations for the six month period ended June 30, 2007, in the amount of $373,003, mainly due to the write-off of Shopila’s outstanding goodwill and other intangible assets relating to the acquisition of Shopila.

Liquidity and Capital Resources

At June 30, 2008, we had cash and cash equivalents, marketable securities and auction rate securities of approximately $2,317,000 and working capital of approximately $6,679,000 as compared to cash and cash equivalents, marketable securities and a short term investment of approximately $2,356,000, and working capital of approximately $6,682,000 at December 31, 2007. The decrease in cash and cash equivalents, marketable securities, annuity contract and auction rate securities primarily reflects the making of short term loans in the aggregate amount of $2,221,000 by DAG Funding, offset by proceeds of collection of these loans in the amount $2,000,000.

Net cash provided by operating activities was approximately $141,000 for the six months ended June 30, 2008, as compared to net cash used in operating activities of approximately $353,000 for the same period ended June 30, 2007. The increase in net cash provided by operating activities primarily reflects the net income of $192,000 for the six months ended June 30, 2008 compared to a net loss of $516,000 in the same period in 2007 and assets and liabilities from discontinued operations of Shopila in 2007, offset by a loss of discontinued operations of Shopila.

Net cash provided by investing activities was approximately $372,000 for the six months ended June 30, 2008, compared to net cash used in investing activities of approximately $948,000 for the same period ended June 30, 2007. The increase in net cash provided by investing activities was primarily the result of collection of short term loans in the amount of $2,000,000 issued by DAG Funding and proceeds from the sale of marketable securities, auction rate securities and annuity contract, offset by investments in marketable securities, auction rate securities and annuity contract in the amount of $1,175,000 and making of short term loans in the aggregate amount of $2,221,000.

We have not entered into any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.

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
(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2008, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within our organization, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In January 2001, Flexible Business Systems, Inc. commenced an action against DAG Media, Inc. and Dapey Assaf, Ltd., in the Supreme Court of the State of New York, County of Suffolk for breach of contract, seeking compensation for unpaid invoices pursuant to a written agreement for computer software. We defended the complaint claiming there was no valid contract between the parties as the software program did not comport to our needs. Following a trial, on January 26, 2006, we received a Notice of Entry, finding in favor of Flexible Business Systems and awarding them the sum of $38,553 plus interest from January 19, 2001. In April 2006, the plaintiff levied our bank account for the sum of $58,926, which was ultimately drawn from our bank account in satisfaction of the judgment. We filed an appeal and the appeal was argued in January 2007 and in May 2008 the court ruled in favor of Flexible Business Systems. This amount is to be paid to us by the purchasers and therefore is showing on the balance sheet as due from purchasers at June 30, 2008. As of the balance sheet date the remainder of this balance is approximately $39,000.

In 2004, Neopost Leasing, Inc. commenced a collection action against Black Book Photography, Inc. (“BBP”), a former subsidiary of DAG Media (“DAG”), in the Civil Court of the State of New York, County of Queens, to recover $15,987 on an equipment lease for a certain postage meter or similar equipment sold to Brandera.com (USA) Inc., which in turn sold certain assets to BBP. The equipment was apparently in the office in Manhattan when BBP purchased the assets of the business from Brandera.com (USA) Inc. on August 2, 2002. The agreement governing that purchase provided, inter alia, that BBP would take title to any equipment and would assume “any contracts.” In connection with the later sale of DAG’s interest in BBP to Modern Holdings, Inc. it appears that DAG agreed to indemnify Modern as to this claim, and it remains a contingent liability of DAG’s accordingly. In light of the terms of the contract between Brandera.com (USA) Inc., there may be full liability on this claim. We have opposed the motion. We made an additional provision in the amount of $10,000 during the six months ended June 30, 2008, which remains included in accounts payable and accrued expenses as of June 30, 2008 in total amount of $25,987. The motion for summary judgment was withdrawn by the plaintiff and thus there was no decision on the motion. We expect that plaintiff will, at some point, place the case on the trial calendar.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Our annual meeting of shareholders was held on June 24, 2008.
(b)	The following is a list of all nominees for Director of our company who were elected at the annual meeting and whose term of office continued after the annual meeting:

Assaf Ran

Phillip Michals

Eran Goldshmid

Michael Jackson

Mark Alhadeff

(c)

There were present at the annual meeting in person or by proxy 3,092,756 shares of our common stock out of a total of 3,236,460 shares of our common stock issued and outstanding and entitled to vote at the annual meeting.

(d)	The results of the vote of the shareholders taken at the annual meeting by ballot and by proxy as solicited by us on behalf of the board of directors were as follows:
(i)	The results of the vote taken at the annual meeting for the election of the nominees for our board of directors were as follows:

NAME	VOTES FOR	VOTES WITHHELD
Assaf Ran	3,057,105 Shares	35,651 Shares
Phillip Michals	3,057,105 Shares	35,651 Shares
Eran Goldshmid	2,978,705 Shares	114,051 Shares
Michael Jackson	3,055,705 Shares	37,051 Shares
Mark Alhadeff	2,980,105 Shares	112,651 Shares

(ii)

A vote was taken on the proposal to amend our 1999 Stock Option Plan to increase the number of shares of common stock available for issuance from 1,154,000 to 1,304,000 shares. The results of the vote taken at the annual meeting with respect to such proposal were as follows:

For	Against	Abstain	Broker Non-Votes
1,810,036 shares	200,134 shares	0 shares	1,082,586 shares

(iii)

A vote was taken on the proposal to amend the Company’s Certificate of Incorporation to change the name of the Company from “DAG Media, Inc.” to “Manhattan Bridge Capital, Inc.” The results of the vote taken at the annual meeting with respect to such proposal were as follows:

For	Against	Abstain
3,066,161 shares	24,504 shares	2,091 shares

(iv)

A vote was taken to the ratification of Hoberman, Miller, Goldstein & Lesser, P.C. as independent auditors for the fiscal year ending December 31, 2008. The results of the vote taken at the annual meeting with respect to such proposal were as follows:

For	Against	Abstain
3,071,039 shares	19,084 shares	2,633 shares

ITEM 6.	EXHIBITS
Exhibit No.	Description
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act (filed herewith)
31.2*	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act (filed herewith)
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act (furnished herewith)
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act (furnished herewith)
* Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Manhattan Bridge Capital, Inc. (Registrant)

Date: August 5, 2008	By: /s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2008	By: /s/ Inbar Evron-Yogev
Inbar Evron-Yogev, Chief Financial Officer
(Principal Financial and Accounting Officer)