Form 10-Q
period 2008-09-30
MANHATTAN BRIDGE CAPITAL, INC
filed 2008-10-30
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

Commission File Number: 000-25991

MANHATTAN BRIDGE CAPITAL, INC.

(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	11-3474831 (I.R.S. Employer Identification No.)

192 Lexington Avenue, New York, New York 10016

(Address of principal executive offices)

(212) 489-6800

(Registrant’s telephone number, including area code)

_________________________________________________________________________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ Do not check if a smaller reporting company)	Smaller reporting company	☒

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

As of October 30, 2008, the Issuer had a total of 3,227,760 shares of Common Stock, $.001 par value, outstanding.

(i)

PART I.      FINANCIAL INFORMATION

ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Assets	September 30, 2008 (Unaudited)	December 31,2007 (Audited)

Current assets:
Cash and cash equivalents	$312,828	$621,724
Marketable securities	616,973	802,811
Auction rate securities	275,000	—
Short term investment - insurance annuity contract - at fair value	—	931,555
Total cash and cash equivalents, marketable securities and short term investment	1,204,801	2,356,090

Short term loans	5,490,291	4,313,211
Interest receivable on short term loans	64,692	41,184
Due from purchaser	23,881	156,103
Other current assets	24,518	17,083
Total current assets	6,808,183	6,883,671

Long term loans	200,000	—
Property and equipment, net	10,645	14,261
Capitalized web development costs, net	37,007	74,015
Security deposit	17,515	17,515
Investment in privately held company, at cost	100,000	100,000
Total assets	$7,173,350	$7,089,462

Liabilities and Shareholder’ Equity
Current liabilities:
Accounts payable and accrued expenses	$85,216	$123,886
Deferred gain from the sale of Jewish Directories	—	72,917
Deferred origination fees	62,658	4,597
Income taxes payable	9,104	—
Total current liabilities	156,978	201,400

Commitments and contingencies
Shareholders’ equity:

Preferred shares - $.01 par value; 5,000,000 shares authorized; no shares issued	—	—
Common shares - $.001 par value; 25,000,000 authorized; 3,305,190 issued and 3,236,460 outstanding	3,305	3,305
Additional paid-in capital	9,259,267	9,180,235
Treasury stock, at cost- 68,730 shares	(231,113)	(231,113)
Accumulated other comprehensive loss	(632,718)	(441,272)
Accumulated deficit	(1,382,369)	(1,623,093)
Total shareholders’ equity	7,016,372	6,888,062

Total liabilities and shareholders’ equity	$7,173,350	$7,089,462

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Interest income from short term loans	$177,650	$60,504	$489,035	$65,471
Origination fees	22,438	—	55,071	—
Subscription revenues, net	38	1,324	138	4,305
Total Revenue	200,126	61,828	544,244	69,776

Operating costs and expenses:
Web development expenses	12,336	12,336	37,008	37,008
General and administrative expenses	143,520	159,330	452,702	549,368
Total operating costs and expenses	155,856	171,666	489,710	586,376
Income (Loss) from operations	44,270	(109,838)	54,534	(516,600)

Interest and dividend income	17,885	36,631	59,007	189,434
Realized gain on marketable securities	—	51,359	18,122	40,790
Other income	—	—	39,000	—
Total other income	17,885	87,990	116,129	230,224
Income (loss) from continuing operations before provision for income taxes	62,155	(21,848)	170,663	(286,376)
Provision for income taxes	(13,346)	—	(2,857)	—
Income (loss) from continuing operations	48,809	(21,848)	167,806	(286,376)
Discontinued Operations:
Gain on the sale of the Jewish
Directories (net of tax effect of 0 in 2008 and 2007)	—	72,918	72,917	194,444
Gain (loss) from operations of Shopila (net of tax effect of 0)	—	113,915	—	(259,089)
Income (loss) from discontinued operations	—	186,833	72,917	(64,645)
Net Income (loss)	$48,809	$164,985	$240,723	$(351,021)

Basic net income (loss) per common share outstanding:
Continuing operations	$0.02	$(0.01)	$0.05	$(0.09)
Discontinued operations		0.06	0.02	(0.02)
Net income (loss) per common share- Basic	$0.02	$0.05	$0.07	$(0.11)
Diluted net income (loss) per common share outstanding:
Continuing operations	$0.02	$(0.01)	$0.05	$(0.09)
Discontinued operations		0.06	0.02	(0.02)
Net income (loss) per common share- Diluted	$0.02	$0.05	$0.07	$(0.11)
Weighted average number of common shares outstanding
—Basic	3,236,460	3,236,460	3,236,460	3,236,460
—Diluted	3,237,953	3,236,460	3,238,121	3,236,460

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$240,723	$(351,021)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on the sale of Jewish Directories	(72,917)	(194,444)
Loss from discontinued operations of Shopila	—	259,089
Depreciation and amortization	40,624	40,376
Non cash compensation expense	79,032	121,667
Realized gain on sale of marketable securities	(18,122)	(40,790)
Changes in operating assets and liabilities:
Interest receivable on short term loans	(23,508)	(22,945)
Due from purchaser	35,000	—
Other current and non current assets	(7,435)	4,622
Accounts payable and accrued expenses	(38,670)	(127,241)
Deferred origination fees	58,061	—
Income taxes payable	9,104	(29,436)
Assets and Liabilities of discontinued operations	—	(94,653)
Net cash provided by (used in) operating activities	301,892	(434,776)

Cash flows from investing activities:
Proceeds from sale of marketable securities, auction rate securities and annuity contract	1,844,070	1,888,680
Investment in marketable securities, auction rate securities and annuity contract	(1,175,000)	(1,291,264)
Issuance of short term and long term loans	(4,543,977)	(2,488,618)
Collection received from short term loans	3,166,897	—
Cash received on sale of Jewish Directories	97,222	255,860
Net cash used in investing activities	(610,788)	(1,635,342)

Net decrease in cash	(308,896)	(2,070,118)
Cash and cash equivalents, beginning of the year	621,724	3,613,988
Cash and cash equivalents, end of period	$312,828	$1,543,870

Supplemental Cash Flow Information:
Taxes paid during the period	$11,465	$28,981
Interest Paid during the period	$4,421	—

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

The Company provides short term, secured, non–banking commercial loans to small businesses. In addition, our 80% owned subsidiary DAG Interactive, Inc. (“DAG Interactive”), has developed innovative software and a related web site that allows retail businesses and other service providers to reach prospective customers and clients for their goods and services in a more effective way than traditional on-line and print yellow pages.

In July 2007 we discontinued operations of our 80% owned subsidiary Shopila Corporation (“Shopila”), which was dissolved in December 2007.

We reflected Shopila’s operations as discontinued operations in the accompanying financial statements for the three and nine month periods ended September 30, 2007. As a result, sales, cost of goods sold, and related expenses were reclassified in the statement of operations and shown separately as a net amount under the caption income (loss) from discontinued operations for the three and nine month periods ended September 30, 2007.

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

Cash equivalents and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy.  Our Level 1 investments are valued using quoted market prices in active markets.  Our Level 2 investments are valued using broker or dealer quotations for similar assets and liabilities.  As of September 30, 2008, our Level 1 investments consisted of cash, money market accounts and marketable securities in the amount of approximately $930,000 and were recorded as cash and cash equivalents and marketable securities in our consolidated balance sheet. Level 2 investments consist of auction rate securities (“ARS”) in our consolidated balance sheet as of September 30, 2008 in the amount of $275,000.

On January 8, 2008 and February 11, 2008 we purchased 7 days auction rate securities issued by two different mutual funds in the amount of $450,000 and $725,000, respectively. During the period from February 18, 2008 through the balance sheet date, auctions for these securities were not successful. However, an amount of $900,000 was redeemed by ARS CALAMOS and NUVEEN. As of the balance sheet date the balance of these securities is $275,000, and we have received a commitment letter from Smith Barney that the $275,000 of our ARS will be redeemed in full by the Citigroup Global Markets, Inc. at par value on or before November 5, 2008. Subsequent to the balance sheet date, an additional amount of $175,000 was redeemed. These securities are classified as Level 2.

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

The denominator is based on the following weighted average number of common shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic	3,236,460	3,236,460	3,236,460	3,236,460
Incremental shares for assumed conversion of options	1,493	—	1,661	—
Diluted	3,237,953	3,236,460	3,238,121	3,236,460

613,339 and 617,000 stock options were not included in the diluted earnings per share calculation for the nine month periods ended September 30, 2008 and September 30, 2007, respectively, as their effect would have been anti-dilutive.

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

We adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation cost in 2008 and 2007 includes cost for options granted prior to but not vested as of December 31, 2005, and vested in 2008 and 2007. Therefore results for prior periods have not been restated. Share based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2008 were $26,344 and $79,032, respectively. Share based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2007 were $35,259 and $121,667, respectively.

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

The following summarizes stock option activity for 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	610,000	$2.64
Granted	96,000	0.97
Exercised	—	—
Forfeited	(91,000)	2.09
Outstanding at September 30, 2008	615,000	$2.46	2.54	$741,474
Vested and exercisable at September 30, 2008	511,000	$2.71	2.31	$653,337

The weighted-average fair value of each option granted during the three month periods ended September 30, 2008 and 2007, estimated as of the grant date using the Black-Scholes option valuation model, was $0.49 per option and $0.94 per option, respectively

5.	LINES OF CREDIT

During the nine months ended September 30, 2008, the Company established two separate lines of credit with Smith Barney.  The first line of credit provides for maximum borrowings in the amount of up to 50% of the value of the Company‘s marketable securities held by Smith Barney.  This line bears interest at the prime rate minus .75%. During the first quarter of 2008 the Company used $96,271 from this line, which was paid during the second quarter of 2008. At September 30, 2008, $0 is outstanding under this line.  The second line of credit provides for maximum borrowings in the amount of up to 50% of the value of the Company‘s auction rate securities held by Smith Barney.  This line bears interest at the Federal Funds rate plus .75%. During the first quarter of 2008 the Company used $218,217 from this line, which was paid during the second quarter of 2008. At September 30, 2008, $0 is outstanding under this line.

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

The Company offers short-term secured commercial loans (generally for a term of one year) to small businesses. Loans are secured by collateral such as real estate, receivables, and marketable securities and, generally, accompanied by personal guarantees from the principals of the businesses.,. Most of the loans provide for receipt of interest only during the term of the note evidencing the loan and a balloon payment at the end of the term. Loans ranging in size from $50,000 to $1,020,000 were concluded at stated interest rates of 13% to 16%, but often at higher effective rates based upon points or other up-front fees. The Company uses its own employees, outside lawyers and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions. Outside appraisers are also employed to assist the Company’s officials in evaluating the worth of collateral. In the nine months ended September 30, 2008, we have initiated loans in the aggregate amount of approximately $4,544,000, offset by paid off short term loans in the amount of approximately $3,167,000. The Company is committed to additional $950,720 in construction loans to be withdrawn when certain conditions are met. To date, the Company has not experienced any defaults and none of the loans previously made have been non-collectable, although no assurances can be given that existing or future loans may not go into default or prove to be non-collectible in the future.

We, together with our development partner, have developed innovative software that allows retail businesses and other service providers to reach prospective customers and clients for their goods and services in a more effective way than that provided by traditional on-line and print yellow pages. We have named this innovative software solution and the internet site on which it appears “Nextyellow” and have marketed it through our subsidiary, DAG Interactive, on a limited basis to establish “proof of concept.” Nextyellow facilitates highly accurate, automated matching of consumers' needs to businesses' capabilities within targeted local service areas. We have applied for patent and service mark protection for Nextyellow in the United States.

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

We reflected Shopila’s operations as discontinued operations in the accompanying financial statements for the three and nine month periods ended September 30, 2007. As a result, sales, cost of goods sold, and related expenses were reclassified in the statements of operations and shown separately as a net amount under the caption income (loss) from discontinued operations for the three and nine month periods ended September 30, 2007.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenue

Total revenues for the three month period ended September 30, 2008 were approximately $200,000 compared to approximately $62,000 for the three month period ended September 30, 2007, an increase of $138,000. For the three month period ended September 30, 2008 revenue of approximately $178,000 represents interest income on the short term loans made and approximately $22,000 represents origination fees from the Company’s lending business. The Company offers short-term secured commercial loans to small businesses. Loans are secured by collateral such as real estate, receivables, and marketable securities and generally are accompanied by personal guarantees from the principals of the businesses. Subscription revenues of approximately $1,000 in the same period of 2007 were attributable to Nextyellow operations. Our roll-out and full scale marketing of Nextyellow awaits new funding for this operation, preferably at the subsidiary level, or our reaching an agreement with a marketing partner.

Web development costs

Web development costs for each of the three month periods ended September 30, 2008 and 2007 were $12,336. These costs are attributable to amortization of nextyellow.com web development expenses.

General and administrative costs

General and administrative expenses for the three month period ended September 30, 2008 were approximately $144,000 compared to approximately $159,000 for the three month period ended September 30, 2007, representing a decrease of $15,000, or 9.4%. This decrease is primarily attributable to a decrease in compensation expenses of approximately $9,000, mainly due to a decline in the share price in connection with non-cash compensation and a decrease of approximately $9,000 in hosting and maintenance expenses of Nextyellow’s website, offset by an increase in professional fees of approximately $4,000.

Other income

For the three month period ended September 30, 2008 we had other income in the amount of approximately $18,000 which consisted of dividend and interest income, compared to other income of approximately $88,000 for the three month period ended September 30, 2007 which consisted mainly of dividend and interest income of approximately $37,000, and realized gains of approximately $51,000.

Provision for income taxes

For the three month period ended September 30, 2008 we had an income tax provision of approximately $13,000.

Discontinued operations

For the three month period ended September 30, 2007 we recorded a gain on the sale of the Jewish Directories in the amount of approximately $73,000.

In July, 2007, we discontinued operations of our 80% owned subsidiary Shopila Corporation (“Shopila”), which was dissolved in December 2007.

Accordingly, the Company reflected Shopila’s operations as a discontinued operation in the accompanying financial statements. As a result, sales, cost of goods sold, and related expenses were reclassified in the statement of operations and shown separately as a net amount under the caption loss from discontinued operations for the three month period ended September 30, 2007, in the amount of approximately $114,000, mainly due to the write-off of Shopila’s outstanding liabilities relating to the acquisition of Shopila.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenue

Total revenues for the nine month period ended September 30, 2008 were approximately $544,000 compared to approximately $70,000 for the nine month period ended September 30, 2007. Revenue of approximately $489,000 for the nine month period ended September 30, 2008 compared to approximately $65,000 for the nine month period ended September 30, 2007, represents interest income on the short term loans made, and approximately $55,000 for the nine month period ended September 30, 2008 represents origination fees on these loans. The Company offers short-term secured commercial loans to small businesses. Loans are secured by collateral such as real estate, receivables, and marketable securities and generally are accompanied by personal guarantees from the principals of the businesses. Subscription revenues of approximately $4,000 for the nine month period ended September 30, 2007, were attributable to Nextyellow operations. Our roll-out and full scale marketing of Nextyellow awaits new funding for this operation, preferably at the subsidiary level, or our reaching an agreement with a marketing partner.

Web development costs

Web development costs for each of the nine month periods ended September 30, 2008 and 2007 were $37,008. These costs are attributable to amortization of nextyellow.com web development expenses.

General and administrative costs

General and administrative expenses for the nine month period ended September 30, 2008 were approximately $453,000 compared to approximately $549,000 for the nine month period ended September 30, 2007, representing a decrease of $96,000, or 17.5%. This decrease is primarily attributable to a decrease in compensation expenses of approximately $43,000, mainly due to a decline in the share price in connection with non-cash compensation expenses, a decrease in payroll expenses of approximately $23,000, mainly due to the decrease in our president-Assaf Ran’s salary and a decrease of approximately $12,000, in hosting and maintenance expenses of Nextyellow’s website.

Other income

For the nine month period ended September 30, 2008 we had other income in the amount of approximately $116,000 which consisted mainly of dividend and interest income of approximately $59,000, a referral fee of $29,000, $10,000 in connection with the sale of a listing of potential customers on the Nextyellow website and a realized gain on the maturity of annuity contract in the amount of approximately $18,000, compared to other income of approximately $230,000 for the nine month period ended September 30, 2007, which consisted mainly of dividend and interest income of approximately $189,000 and realized gains of approximately $41,000.

Provision for income taxes

For the nine month period ended September 30, 2008 we had an income tax provision of approximately $3,000.

The difference between applying the effective income tax rate and the statutory rate for the nine month period ended September 30, 2008, is the result of the reversal of the over accrual of the recording of income tax expense related to prior years' amended income tax returns, which were accepted by the respective taxing authorities.

Discontinued operations

We recorded a gain on the sale of the Jewish Directories in the amount of approximately $73,000 and $194,000 for the nine month periods ended September 30, 2008 and 2007, respectively, which represents installment payments received from the sale of the Jewish Directories (the last installment was paid on April 20, 2008).

In July, 2007, we discontinued operations of our 80% owned subsidiary Shopila Corporation (“Shopila”), which was dissolved in December 2007. Accordingly, the Company reflected Shopila’s operations as a discontinued operation in the accompanying financial statements. As a result, sales, cost of goods sold, and related expenses were reclassified in the statement of operations and shown separately as a net amount under the caption loss from discontinued operations for the nine month period ended September 30, 2007, in the amount of approximately $259,000, mainly due to the write-off of Shopila’s outstanding goodwill and other intangible assets offset by the write-off of Shopila’s liabilities relating to the acquisition of Shopila.

Liquidity and Capital Resources

At September 30, 2008, we had cash and cash equivalents, marketable securities and auction rate securities of approximately $1,205,000 and working capital of approximately $6,651,000 as compared to cash and cash equivalents, marketable securities and a short term investment of approximately $2,356,000, and working capital of approximately $6,682,000 at December 31, 2007. The decrease in cash and cash equivalents, marketable securities, annuity contract and auction rate securities primarily reflects the making of short term loans in the aggregate amount of $4,544,000, offset by proceeds of collection of these loans in the amount $3,167,000.

Net cash provided by operating activities was approximately $302,000 for the nine months ended September 30, 2008, as compared to net cash used in operating activities of approximately $435,000 for the same period ended September 30, 2007. The increase in net cash provided by operating activities primarily reflects the net income of $241,000 for the nine months ended September 30, 2008 compared to a net loss of $351,000 in the same period in 2007, a gain on the sale of the Jewish directories of $73,000 for the nine months ended September 30, 2008, compared to approximately $194,000 for the same period ended September 30, 2007, and a decrease in account payable and accrued expenses of $39,000 for the nine months ended September 30, 2008, compared to a decrease of approximately $127,000 for the same period in 2007, offset by a loss of discontinued operations of Shopila in the amount of approximately $259,000 for the nine months ended September 30, 2007.

Net cash used in investing activities was approximately $611,000 for the nine months ended September 30, 2008, compared to approximately $1,635,000 for the same period ended September 30, 2007. The decrease in net cash used in investing activities was primarily the result of collection of short term loans in the amount of approximately $3,167,000 issued by the Company and proceeds from the sale of marketable securities, auction rate securities and an annuity contract in the amount of approximately $1,844,000 offset by investments in marketable securities, auction rate securities and an annuity contract in the amount of $1,175,000 and making of short term loans in the aggregate amount of $4,544,000.

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

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within our organization, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II     OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In January 2001, Flexible Business Systems, Inc. commenced an action against DAG Media, Inc. and Dapey Assaf, Ltd., in the Supreme Court of the State of New York, County of Suffolk for breach of contract, seeking compensation for unpaid invoices pursuant to a written agreement for computer software. We defended the complaint claiming there was no valid contract between the parties as the software program did not comport to our needs. Following a trial, on January 26, 2006, we received a Notice of Entry, finding in favor of Flexible Business Systems and awarding them the sum of $38,553 plus interest from January 19, 2001. In April 2006, the plaintiff levied our bank account for the sum of $58,926, which was ultimately drawn from our bank account in satisfaction of the judgment. We filed an appeal and the appeal was argued in January 2007 and in May 2008 the court ruled in favor of Flexible Business Systems. This amount is to be paid to us by the purchasers and therefore is showing on the balance sheet as due from purchasers at September 30, 2008. As of the balance sheet date the remainder of this balance is approximately $24,000.

In 2004, Neopost Leasing, Inc. commenced a collection action against Black Book Photography, Inc. (“BBP”), a former subsidiary of DAG Media (“DAG”), in the Civil Court of the State of New York, County of Queens, to recover $15,987 on an equipment lease for a certain postage meter or similar equipment sold to Brandera.com (USA) Inc., which in turn sold certain assets to BBP. The equipment was apparently in the office in Manhattan when BBP purchased the assets of the business from Brandera.com (USA) Inc. on August 2, 2002. The agreement governing that purchase provided, inter alia, that BBP would take title to any equipment and would assume “any contracts.” In connection with the later sale of DAG’s interest in BBP to Modern Holdings, Inc. it appears that DAG agreed to indemnify Modern as to this claim, and it remains a contingent liability of DAG’s accordingly. In light of the terms of the contract between Brandera.com (USA) Inc., there may be full liability on this claim. We have opposed the motion. We made an additional provision in the amount of $10,000 during the nine months ended September 30, 2008, which remains included in accounts payable and accrued expenses as of September 30, 2008 in total amount of $25,987. The motion for summary judgment was withdrawn by the plaintiff and thus there was no decision on the motion. We expect that plaintiff will, at some point, place the case on the trial calendar.

ITEM 6.EXHIBITS

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

Manhattan Bridge Capital, Inc. (Registrant)

Date: October 30, 2008	By: /s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2008	By: /s/ Inbar Evron-Yogev

Inbar Evron-Yogev, Chief Financial Officer

(Principal Financial and Accounting Officer)