Form 10-K
period 2008-12-31
MANHATTAN BRIDGE CAPITAL, INC
filed 2009-03-18
CIK 1080340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 Commission File Number 000-25991

MANHATTAN BRIDGE CAPITAL, INC.

New York	11-3474831

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

192 Lexington Avenue, New York, NY 10016

(Address of Principal Executive Office) (Zip Code)

(212) 489-6800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange
on which registered
Common Stock, par value $.001 per share	The NASDAQ Capital Market

Securities registered pursuant to section 12(g) of the Act: NONE

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐.      No ☒.

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☐.      No ☒.

          Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter earlier period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒.     No ☐.

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐.     No ☒

          The aggregate market value of the Registrant’s voting and non-voting common stock held by non-affiliates of the Registrant (based upon the average bid and asked price of $1.04 on the NASDAQ Global Market on June 30, 2008), on the last business day of registrant’s most recently completed second fiscal quarter was approximately $1,874,326. (For this computation, the Registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the Registrant and certain other shareholders; such an exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the Registrant.)

          As of March 18, 2009 the registrant has a total of 3,325,760 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MANHATTAN BRIDGE CAPITAL, INC.
FORM 10-K ANNUAL REPORT
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

All references in this Annual Report to “Manhattan Bridge Capital” “the Company,” “we,” “us” and “our” refer to Manhattan Bridge Capital, Inc. a New York corporation formerly DAG Media, Inc. founded in 1989 and its consolidated subsidiaries DAG Funding Solutions, Inc. (“DAG Funding”), formed under the laws of the State of New York and DAG Interactive, Inc. (“DAG Interactive”) formed under the laws of Delaware in May 2007 and December 2005, respectively, unless the context otherwise requires.

PART I

Item 1. Business

General

          The Company provides short term, secured, non–banking, commercial loans, to small businesses. In addition, another subsidiary, DAG Interactive, has developed innovative software and a related web site that allows retail businesses and other service providers to reach prospective customers and clients for their goods and services in a more effective way than traditional on-line and print yellow pages.

Products and services

          ▪ Manhattan Bridge Capital and DAG Funding.

          The Company offers short-term secured commercial loans to small businesses. Loans are secured by collateral such as real estate, receivables, and marketable securities and, generally, accompanied by personal guarantees from the principals of the businesses. Lending activities commenced on May 15, 2007. For the year ended December 31, 2008 the total amount of $5,339,756 has been lent, offset by short term loans paid in the amount of $4,090,907. Loans ranging in size from $50,000 to $1,020,000 were concluded at stated interest rates of 12% to 16%, but often at higher effective rates based upon points or other up-front fees. The Company uses its own employees, outside lawyers and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions. Outside appraisers are also employed to assist the Company’s officials in evaluating the worth of collateral. To date, the Company has not experienced any defaults and none of the loans previously made have been non-collectable, although no assurances can be given that existing or future loans may not go into default or prove to be non-collectible in the future.

          At December 31, 2008, the Company is committed to an additional $494,939 in construction loans that can be drawn by the borrower when certain conditions are met.

          ▪ Nextyellow.com

          The Company, together with its development partner, has developed innovative software that allows retail businesses and other service providers to reach prospective customers and clients for their goods and services in a more effective way than that provided by traditional on-line and print yellow pages. We have named this innovative software solution and the internet site on which it appears “Nextyellow” and have marketed it, through our subsidiary, DAG Interactive, on a limited basis to establish “proof of concept”. Nextyellow facilitates highly accurate, automated matching of consumers’ needs to businesses’ capabilities within targeted local service areas. We have applied for patent and service mark protection for Nextyellow in the United States.

          Our roll-out and full scale marketing of Nextyellow continues to await new funding for this operation, preferably at the subsidiary level, or our reaching agreement with a marketing partner. Accordingly, the Company wrote-off the remainder of capitalized development costs attributed to Nextyellow in 2008.

          ▪ Discontinued and Divested Operations

          In July 2007 the Company discontinued its e-commerce operations conducted through its subsidiary, Shopila, since it was struggling financially and facing insufficient operating cash flow. In December 2007 Shopila was dissolved. During the second quarter of 2007, the Company wrote-off its goodwill and other intangible assets relating to the acquisition of Shopila.

          Accordingly, the Company has reflected Shopila’s operations as a discontinued operation in the accompanying 2007 financial statements. As a result, sales, cost of goods sold, and related expenses have been reclassified in the statement of operations and are shown separately as a net amount under the caption income (loss) from discontinued operations for all periods presented. Accordingly, the Company recorded a loss of discontinued operations of $260,240 for the year ended December 31, 2007.

          On April 20, 2006, the Company sold its remaining directories business for (i) $291,667 paid in cash at closing; (ii) a promissory note in the amount of $613,333 payable in 24 consecutive monthly installments of $25,556 each bearing interest, at 5% per annum; and (iii) the Buyer’s assumption of liabilities relating to the directories business.

          The Company has been recording gains on the 2006 sale of the directories business in the amount of $72,917 and $267,360 for the years ended December 31, 2008 and 2007, respectively.

Impairment loss on investments

          During the fourth quarter of 2008, the Company wrote-off its investment in marketable securities in the statement of operations, in the amount of $92,619, as a result of this major consumer electronics retailer issuer of these marketable securities filing for bankruptcy protection, resulting in a significant decline in the market value of its stock. Subsequent to the balance sheet date, the issuer liquidated its assets in accordance with the court order and the proceeds will be used to repay its liabilities.

          In addition at December 31, 2008, the Company concluded that certain other investments in marketable securities were other-than-temporarily impaired based on the severity of the declines in the market value (“fair value” pursuant to SFAS 157) of those securities at December 31, 2008 and, accordingly, the Company recognized a non-cash impairment charge of $627,777 in the statement of operations for the year then ended. (See Note 3 to the financial statements)

Growth strategy

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

          We will also continue to seek funding, preferably on the subsidiary level, or a marketing partner, to rollout and commercially develop our innovative and proprietary Nextyellow technology and related web site for accurate, instant and automated matching of consumers’ needs to the capabilities of businesses serving their local areas.

Sales and Marketing

          The Company offers its loans primarily through the Company’s officers and independent loan brokers. Leads have been generated through a limited amount of newspaper advertising and direct mail. A principal source of new transactions has been repeat business from prior customers and their referral of new business.

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

          Our subsidiary, DAG Interactive, was formed to launch an innovative web site, NextYellow.com, for matching consumers’ needs with businesses’ capabilities. We believe that our extensive and comprehensive knowledge and experience in the yellow pages advertising market and referral service will facilitate the success of our new business initiative. Currently, we are not aware of any direct competitors in the marketplace and we believe that we have identified a novel business opportunity that will allow us to compete with any future rivals. Our technology is currently pending patent approval.

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

Manhattan Bridge Capital

DAG Funding Solutions

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

Employees

          As of December 31, 2008, we employed a total of 3 people, including full-time and executive employees. All of them are filling executive, managerial and administrative positions in the accounting departments. We believe that our relationships with our employees and contractors are good. None of our employees are represented by a labor union.

Item 1A. Risk Factors

          The following factors may affect our growth and profitability and should be considered by any prospective investors.

     Risks Related to our Business

We have generated only limited revenues from our lending operations and incurred operating losses.

          We have generated aggregate revenues of approximately $1.0 million in our lending operations during 2007 and 2008 and incurred an aggregate operating loss from these operations of approximately $593,000 during those years. We may continue to incur losses for the next few years because administrative activities might exceed our revenues during that period.

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

Our facilities are located in New York City, an area that has been and may again be the target of terrorist acts or other catastrophic events.

          Our headquarters and business office is located in New York City, an area that has been and may again be the target of terrorist acts or other catastrophic events. A terrorist attack or other catastrophic event could cause interruptions or delays in our business. Our systems are not fully redundant, and we do not have backup operating facilities. We currently have no formal disaster recovery plan or physical space to relocate in an emergency and our business interruption insurance may not adequately compensate us for losses that may occur.

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

•

Estimates of future losses. We face the risk that we may underestimate our future losses and fail to hold a loan loss allowance sufficient to account for these losses. Incorrect assumptions could lead to material underestimates of future losses and inadequate allowance for loan losses. In addition, our estimate of future losses impacts the amount of reserves we build to account for those losses. The build or release of reserves impacts our current financial results.

We face risk from economic downturns

          Delinquencies and credit losses in individual and small business loans generally increase during economic downturns or recessions. Likewise, demand from these borrowers may decline during an economic downturn or recession. The effects of higher interest rates, higher energy costs and pressure on housing prices may place added strain on our customers’ ability to repay their loans. These risks may be exacerbated because our loans are concentrated in a single region, the New York metropolitan area. Continuing decline in general economic conditions could have a material adverse effect on our financial condition and results of operations.

We Face Risk Related to the Strength and Growth of our Operations

          Our ability to grow and compete is dependent on our ability to borrow money to leverage our loans and to build and manage the cost of an expanded infrastructure

Reputational Risk and Social Factors May Impact our Results

          Our ability to originate loans is highly dependent upon the perceptions of small business borrowers and other external perceptions of our business. Adverse perceptions regarding our reputation in the consumer, commercial and funding markets could lead to difficulties in generating loans. In addition, adverse developments or perceptions regarding the practices of our competitors may also negatively impact our reputation. Finally, negative perceptions regarding the reputations of third parties with whom we have important relationships, such as our independent auditors, also may adversely impact our reputation.

We May Face Limited Availability of Financing

          Our ability to grow and compete is dependent on our ability to borrow money to leverage our loans and to build and manage the cost of an expanded infrastructure. In general, the amount, type and cost of our funding, including financing from other financial institutions directly impact our expenses in operating our business and growing our assets and therefore, can positively or negatively affect our financial results.

          A number of factors could make such financing more difficult, more expensive or unavailable on any terms both domestically and internationally (where funding transactions may be on terms more or less favorable than in the United States), including, but not limited to, financial results and losses, specific events that adversely impact our reputation, specific events that adversely impact the financial services industry, counter-party availability, interest rate fluctuations, rating agencies’ actions, and the general state of the U.S. and world economies. Also, we compete for funding with other lenders, some of which are publicly traded. Many of these lenders are substantially larger, may have more capital and other resources.

Our growth depends on the continued services of Assaf Ran.

          We depend on the continued services of Assaf Ran, our founder, president and chief executive officer. Mr. Ran supervises all aspects of our business. Mr. Ran has entered into an employment agreement that is subject to automatic one-year renewals on June 30th of every year, unless either party gives a termination notice at least 180 days prior to this date. In addition, we have purchased a $500,000 key man life insurance policy on Mr. Ran.

     Risks Related to Our Common Stock

Our management and other affiliates have significant control of our common stock and could significantly influence our actions in a manner that conflicts with our interests and the interests of other shareholders.

          As of December 31, 2008, our executive officers, directors and affiliated entities together beneficially own approximately 48.20% of the outstanding shares of our common stock or 55.39% of the outstanding shares of our common stock, assuming the exercise of options which are currently exercisable or will become exercisable within 60 days of December 31, 2008, held by these shareholders. As a result, these shareholders, acting together, will be able to exercise significant influence over matters requiring approval by our shareholders, including the election of directors. Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our shareholders might otherwise receive a premium for their shares over then current market prices.

     Our shareholders may experience substantial dilution as a result of the exercise of outstanding options and warrants to purchase our common stock.

          As of December 31, 2008, we had outstanding options for 615,000 shares, with exercise prices range from $0.86 to $4.30 per share. The exercise of these options could result in dilution to our existing shareholders and could have a material adverse effect on our stock price.

     Our stock price is volatile, and purchasers of our common stock could incur substantial losses.

          The market price of our common stock may be influenced by many factors, including:

•	sales of large blocks of our common stock;

•	sales of our common stock by our executive officers, directors and significant stockholders and

•	restatements of our financial results and/or material weaknesses in our internal controls.

          The stock markets in general and the markets for real estate in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Any such litigation brought against us could result in substantial costs, which would hurt our financial condition and results of operations, divert management’s attention and resources.

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

Item 1B. Unresolved Staff Comments

          None.

Item 2. Properties

          Our executive and principal operating office is located in New York, New York. We use this space for all of our operations. This space is occupied under a lease that expires June 30, 2011. The current monthly rent is $5,567 including electricity. We believe this facility is adequate to meet our requirements at our current level of business activity.

Item 3. Legal Proceedings

          None.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information

          Our Common Stock is traded on The NASDAQ Capital Market under the symbol “LOAN”.

          The following table sets forth the high and low bid prices as quoted by The NASDAQ Capital Market in the years 2008 and 2007. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	Bid Price

	High	Low

2007
First Quarter	$1.77	$1.43
Second Quarter	$1.69	$1.45
Third Quarter	$2.44	$1.18
Fourth Quarter	$1.44	$0.96
2008
First Quarter	$1.22	$0.6
Second Quarter	$1.04	$0.3
Third Quarter	$1.1	$0.01
Fourth Quarter	$0.98	$0.2

(b)	Holders

          As of March 12, 2009, the approximate number of record holders of our Common Stock was 16.

(c)	Dividends

          In 2008 and 2007, we did not declare a dividend. At this point, we have no plans to pay dividends.

(d)	Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

10/1/ 08 – 10/31/08	10,700	$0.83	10,700	150,000
11/1/ 08 – 11/30/08	—	—	—	150,000
12/1/ 08 – 12/31/08	—	—	—	150,000

Total	10,700	$0.83	10,700	150,000

(1)

On May 8, 2008, the Board of Directors of the Company authorized a stock repurchase program. The program authorizes the Company to purchase up to 150,000 common shares of the Company within the next 12 months.

Item 6. Selected Financial Data

          The Company is a “smaller reporting company” as defined by Regulation S-K and as such, is not providing the information contained in this item pursuant to Regulation S-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

          The Company offers short-term secured commercial loans to small businesses. Loans are secured by collateral such as real estate, receivables, and marketable securities and, generally, accompanied by personal guarantees from the principals of the businesses. Lending activities commenced on May 15, 2007. The loans are generally for a term of one year. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term. For the year ended December 31, 2008 the total amount of $5,339,756 has been lent, offset by collections received from borrowers, under the short term commercial loans in the amount of $4,090,907. Loans ranging in size from $50,000 to $1,020,000 were concluded at stated interest rates of 12% to 16%, but often at higher effective rates based upon points or other up-front fees. The Company uses its own employees, outside lawyers and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions. Outside appraisers are also employed to assist the Company’s officials in evaluating the worth of collateral.

          To date, the Company has not experienced any defaults and none of the loans previously made have been non-collectable, although no assurances can be given that existing or future loans may not go into default or prove to be non-collectable in the future.

          At December 31, 2008, the Company was committed to an additional $494,939 in construction loans that can be drawn by the borrower when certain conditions are met.

          In addition, another subsidiary DAG Interactive, Inc. (“DAG Interactive”) has developed innovative software and a related web site that allows retail businesses and other service providers to reach prospective customers and clients for their goods and services in a more effective way than traditional on-line and print yellow pages.

          DAG Interactive’s roll-out and full scale marketing of Nextyellow continues to await new funding for this operation, preferably at the subsidiary level, or reaching agreement with a marketing partner. Accordingly, the Company wrote off the remainder of capitalized development costs attributed to Nextyellow in 2008.

          In July 2007, the Company discontinued operations of its 80% owned subsidiary, Shopila Corporation (“Shopila”), which was dissolved in December, 2007. Accordingly, the Company has reflected Shopila’s operations as a discontinued operation in the accompanying 2007 financial statements. As a result, sales, cost of goods sold, and related expenses have been reclassified in the statement of operations and are shown separately as a net amount under the caption income (loss) from discontinued operations for the year of 2007.

          On April 20, 2006, the Company sold its remaining directories business for (i) $291,667 paid in cash at closing; (ii) a promissory note in the amount of $613,333 payable in 24 consecutive monthly installments of $25,556 each bearing interest, at 5% per annum; and (iii) the Buyer’s assumption of liabilities relating to the directories business.

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

          Interest income from short and long term loans are recognized, as earned, over the note period.

          Origination fee revenue on short term commercial loans is amortized over the term of the respected note.

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

          There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and Notes thereto which begin on page F-1 of this Annual Report on Form 10-K, which contain accounting policies and other disclosures required by generally accepted accounting principles in the United States of America.

Results of operations

          Years ended December 31, 2008 and 2007

          Total revenue

          Total revenue for the year ended December 31, 2008 was $758,000 compared to $221,000 for the year ended December 31, 2007 an increase of $537,000 or 243%. The increase in revenue represents an increase in lending operations since the formation of the lending business (on May 15, 2007). In 2008, $684,000 of the Company’s revenue represent interest income on the short and long term secured commercial loans that the Company offers to small businesses and $74,000 represent origination fees on such loans. Loans are secured by collateral such as real estate, receivables, and marketable securities and generally are accompanied by personal guarantees from the principals of the businesses. In 2007 subscription revenues of $4,000 were attributable to Nextyellow operations. Our roll-out and full scale marketing of Nextyellow continues to await new funding for this operation, preferably at the subsidiary level, or our reaching agreement with a marketing partner.

          Web Development expenses

          Web development expenses for the years ended December 31, 2008 and 2007 were $74,000 and $49,000, respectively. These costs are attributable to the amortization of nextyellow.com capitalized web development costs. The increase in web development expenses is attributable to the fact that as of December 31, 2008 the Company decided that there is no value to the web development costs and therefore wrote off the remaining amortized balance.

          General and administrative costs

          General and administrative expenses for the year ended December 31, 2008 were $682,000 compared to $766,000 for the year ended December 31, 2007, a decrease of $84,000 or 10.9%. This decrease in general and administrative expenses is mainly due to a decrease in professional fees of approximately $23,000 mainly due to a decrease in legal expenses and accounting expenses, a decrease in compensation expenses of approximately $15,000 mainly due to a decline in the share price in connection with non-cash compensation and a decrease of approximately $18,000 in hosting and maintenance expenses of Nextyellow’s website.

          We expect general and administrative expenses to remain the same because most of the expenses are fixed.

          Other (loss) income

          For the year ended December 31, 2008, we had other loss of approximately $589,000 consisting mainly of the write-off of investments in marketable securities in the amount of $93,000 and other-than-temporary declines in the market value of investments in marketable securities in the amount of $628,000, offset by dividend and interest income of approximately $74,000, a referral fee of $29,000, a $10,000 fee in connection with the sale of a listing of potential customers on the Nextyellow website and a realized gain on the maturity of annuity contract in the amount of approximately $18,000. For the year ended December 31, 2007, we had other income of $372,000 consisting mainly of dividend and interest income of approximately $249,000 and realized gains on marketable securities in the amount of $149,000, which were primarily the result of the redemption of $215,000 of the insurance annuity contract resulting in a gain of $143,000.

          Loss from continuing operations before provision for income tax

          Loss from continuing operations before provision for income tax for the year ended December 31, 2008 was $588,000 compared to a loss of $221,000 for the year ended December 31, 2007. The increase in loss resulted mainly from other-than-temporary decline in the market value of the Company’s investments in marketable securities in the amount of $628,000, and a write-off of an investment in marketable securities of $93,000, offset by increases in interest and origination fees income from short and long term loans, decreases in general and administrative expenses and other factors noted above.

          Provision for income tax or Income tax benefit

          In the year 2008 the Company made a provision of $5,000 for income tax expense. During the year ended December 31, 2007, management approved amendment of the Company’s previously filed federal, state and local income tax returns for the years 2003, 2004 and 2005. In addition, the Company recorded an income tax benefit of approximately $183,000 in its statement of operations during the fourth quarter of 2007 to reflect a change in estimates resulting from changes in prior years’ tax positions.

          Discontinued Operations

          In July of 2007 the Company decided to discontinue Shopila’s operations since Shopila was struggling financially and facing insufficient operating cash flow.

          Accordingly, the Company has reflected Shopila’s operations as a discontinued operation in the accompanying 2007 financial statements. As a result, sales, cost of goods sold, and related expenses have been reclassified in the statement of operations and are shown separately as a net amount under the caption income (loss) from discontinued operations for all periods presented. Accordingly, the Company recorded a loss of discontinued operations of $260,240 for the year ended December 31, 2007.

          On April 20, 2006, the Company sold its remaining directories business for (i) $291,667 paid in cash at closing; (ii) a promissory note in the amount of $613,333 payable in 24 consecutive monthly installments of $25,556 each bearing interest, at 5% per annum; and (iii) the Buyer’s assumption of liabilities relating to the directories business. The Company has been recording gains on the 2006 sale of the directories business under the installment method in proportion to the payments received. Therefore the Company has recorded gains on this sale in the amount of $72,917 and $267,360 for the years ended December 31, 2008 and 2007, respectively.

          Net loss

          For the year ended December 31, 2008, there was a net loss of $520,000 compared to a net loss of $32,000 for the year ended December 31, 2007. This increase in net loss is primarily attributable to the other-than-temporary decline in the market value of the Company’s investment in marketable securities in the amount of $628,000 and a write-off of investment in marketable securities in the amount of $93,000, offset by increases in interest and origination fees income on the short and long term loans made, decrease in operating expenses and increase in income from discontinued operations.

          Liquidity and Capital Resources

          At December 31, 2008, we had cash, cash equivalents and marketable securities of $1,384,000 and working capital of $6,663,000 compared to cash, cash equivalents, marketable securities and short-term investment (insurance annuity) of $2,356,000 and working capital of $6,682,000 at December 31, 2007. The decrease in cash and cash equivalents primarily reflects the making of short and long term commercial loans in the total amount of $5,340,000, offset by proceeds of collection of these loans in the amount $4,091,000, and current cash received on the sale of the Jewish directories business. The decrease in working capital is primarily attributable to increase in long term liabilities mainly due to one long term loan made.

          Net cash provided by operating activities was $401,000 for the year ended December 31, 2008 compared to net cash used in operating activities of $487,000 for the year ended December 31, 2007. The increase in net cash provided by operating activities primarily results from the net loss of $520,000, offset by non-cash items including the write off of an investment in marketable securities of $93,000, the other than temporary decline in the market value of the Company’s investment in marketable securities of $628,000, the amortization of web development costs of $74,000 and non-cash compensation expense of $142,000.

          Net cash used in investing activities was $208,000 for the year ended December 31, 2008, compared to $2,522,000 for the year ended December 31, 2007. Net cash used in investing activities consisted primarily of the issuance of the Company’s short and long term commercial loans in the amount of $5,340,000, offset by collection of these loans in the amount of $4,091,000, the redemption of an insurance annuity contract in the amount of $944,000 and installment payments received in connection with the 2006 sale of the directories business in the amount of $97,000.

          Net cash provided by financing activities was 69,000 for the year ended December 31, 2008 compared to $0 for the year ended December 31, 2007. Net cash provided by financing activities for 2008 reflects exercised options in the amount of $78,000 made by Mr. Ran our President and Chief Executive Officer, offset by purchase of treasury stock in the amount of $9,000.

          Until our initial public offering in 1999, our only source of funds was cash flow from operations, which funded both our working capital needs and capital expenditures. As a result of our initial public offering in May 1999, we received proceeds of approximately $6.4 million, which has increased our ability to pay operating expenses. We have no credit facilities. As of December 31, 2008, our funds were invested in money markets fund, marketable securities, short term and long term commercial loans.

Contractual Obligations

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years

Long-Term Debt Obligations	$—	$—	$—	$—	$—
Operating Lease Obligations	171,476	67,312	104,164	—	—

Total	$171,476	$67,312	$104,164	$—	$—

          In addition, we have an employment agreement with Assaf Ran. The agreement called for an annual salary of $75,000. Mr. Ran’s employment term renews automatically on July 1st of every year for successive one-year periods unless either party gives 180 days written notice of its intention to terminate the agreement. As of March 2003, the compensation committee approved an increase in Mr. Ran’s compensation to an annual base salary of $225,000. On March 15, 2006 the compensation committee approved Mr. Ran’s reduction of his annual salary by 50% for one year following the closing of the sale of the Jewish directories business. On March 22, 2007 the compensation committee approved Mr. Ran’s reduction of his annual salary by 75% to $56,000 for one year or until the Company has more significant operations (as defined by the Committee), whichever is earlier, and on March 13, 2008 the compensation committee approved Mr. Ran’s continuing the reduction of his annual salary by 75% to $56,000 for an additional one year or until the Company has more significant operations (as defined by the Committee). Mr. Ran’s annual compensation was $56,000 and $69,000 during the years 2008 and 2007, respectively.

          We anticipate that our current cash balances together with our cash flows from operations will be sufficient to fund the operations for the next 12 months.

Recent Technical Accounting Pronouncements

          In December 2007, the FASB simultaneously issued SFAS No. 141R, “Business Combinations (2007 Amendment),” and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51.” Both standards update United States guidance on accounting for “noncontrolling interests,” sometimes referred to as minority interests, which interests represent a portion of a subsidiary not attributable, directly or indirectly, to a parent. FASB and the International Accounting Standards Board (“IASB”) have been working together to promote international convergence of accounting standards. Prior to promulgation of these new standards there were specific areas in accounting for business acquisitions in which conversion was not achieved. The objective of both standards is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in “business combinations” and consolidated financial statements by establishing accounting and reporting standards. In business combinations it is accomplished by establishing principles and requirements concerning how an “acquirer” recognizes and measures identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree, as well as goodwill acquired in the combination or gain from a bargain purchase; and determines information to be disclosed to enable users to evaluate the nature and effects of business combinations. In consolidated financial statements the standards require: identification of ownership interests held in subsidiaries by parties other than the parent be clearly identified, labeled and presented in consolidated financial position within equity (rather than “mezzanine” between liabilities and equity) separately from amounts attributed to the parent, with net income attributable to the parent and to the minority interest clearly identified and presented on the face of consolidated statements of income. The standards also provide guidance in situations where the parent’s ownership interest in a subsidiary changes while the parent retains its controlling financial interest. The standard also provides guidance on recording a gain or loss based on fair value in situations involving deconsolidation of a subsidiary. Entities must provide sufficient disclosures that distinguish between interests of the parent and that of the noncontrolling interest. Both standards are effective for fiscal years and interims beginning on or after December 15, 2008 (that is January 1, 2009) for entities with calendar years. Earlier adoption is prohibited. The standards shall be applied prospectively as of the beginning of the fiscal year in which initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company believes that the adoption of these standards will not have a material effect on its consolidated financial statements.

          In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS 161 amends SFAS 133 and changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company believes that the adoption of SFAS 161 will not have a material effect on its consolidated financial statements.

          In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires recognition of both the liability and equity components of convertible debt instruments with cash settlement features. The debt component is required to be recognized at the fair value of a similar instrument that does not have an associated equity component. The equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. FSP APB 14-1 also requires an accretion of the resulting debt discount over the expected life of the debt. This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company believes that the adoption of FSP APB 14-1 will not have a material effect on its consolidated financial statements.

          In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company believes that the adoption of SFAS 162 will not have a material effect on its consolidated financial statements.

          Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

          The Company is a “smaller reporting company” as defined by Regulation S-K and as such, is not providing the information contained in this item pursuant to Regulation S-K.

Item 8. Financial Statements

          The consolidated financial statements of the Company required by this item are set forth beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

Item 9A. Controls and Procedures

1.	Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including its chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

2.	Internal Control over Financial Reporting

	(a)	Management’s Annual Report on Internal Control Over Financial Reporting

          The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting is supported by written policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

          Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

          This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(b)	Changes in Internal Control Over Financial Reporting

          There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

     None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

          Executive Officers and Directors

          Our executive officers and directors and their respective ages are as follows:

Name	Age	Position

Assaf Ran	43	Chairman of the Board, Chief Executive Officer, President and Director
Inbar Evron-Yogev	36	Chief Financial Officer, Treasurer and Secretary

Phillip Michals (1,2,3)	39	Director

Eran Goldshmid (1,2,3)	42	Director

Michael Jackson (1,2,3)	44	Director

Mark Alhadeff	45	Director

Lyron Bentovim	40	Director

(1)	Member of the Compensation Committee

(2)	Member of the Audit Committee

(3)	Member of the Nominating Committee

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

          Mrs. Evron-Yogev joined The Company in March 2006, as our Chief Financial Officer, Mrs. Evron-Yogev is an Israeli licensed CPA and has professional experience in financial accounting. From 2003 until accepting her position with us, Mrs. Evron-Yogev worked at PriceWaterhouseCoopers (“PWC”) in New York City, as an experienced senior associate on an audit team. From 2000 to 2003 Mrs. Evron-Yogev worked at the Luboshitz Kasierer office of Arthur Andersen, in Tel-Aviv, Israel as a senior associate in an audit team.

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

          Michael J. Jackson has been a member of our board since July 2000. Since April 2007, he has been the Chief Financial Officer and the Executive Vice President of iCrossing, Inc., a digital marketing agency that helps clients achieve real, measurable marketing success. From September 1999 to April 2007, he was the corporate controller of AGENCY.COM, a global Internet professional services company, from May 2000 until September 2001 he was the Chief Accounting Officer and from October 2001 to April 2007 he was the Chief Financial Officer of the company. From October 1994 until August 1999, Mr. Jackson was a manager at Arthur Andersen, LLP and Ernst and Young. Mr. Jackson also served on the New York State Society Auditing Standards and Procedures Committee from 1998 to 1999 and served on the New York State Society’s SEC Committee from 1999 to 2001.

          Mark Alhadeff has been a member of our board of directors since December 2005. Mr. Alhadeff is the co-founder of Ocean-7 Development, Inc., a technology corporation in the business of providing programming services as well as web development services and database solutions. Mr. Alhadeff has been Ocean-7’s president since its formation, in 1999. Prior to founding Ocean-7, Mr. Alhadeff served as a consultant to various publishers, worked as an art director and was actively involved in creating and implementing the transition to digital production methodologies before they became common industry practice. Mr. Alhadeff is a Stony Brook University graduate. Mr. Alhadeff is serving as the Chief Technology Officer of DAG Interactive.

          Lyron Bentovim has been a member of our board of directors since December 2008, he has been a Portfolio Manager of SKIRITAI Capital LLC, an investment advisor based in San Francisco. From May 2000 to August 2001, he served as the President, COO and co-founder of WebBrix Inc., an innovative retail channel aiming to provide physical space and services for online retailers. Additionally, Mr. Bentovim spent time as a Senior Engagement Manager with strategy consultancies of USWeb/CKS, the Mitchell Madison Group from September 1997 to May 2000.

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

          To the best of our knowledge, based solely on review of the copies of such forms furnished to us, or written representations that no other forms were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent (10%) shareholders were complied with during 2008.

Code of Ethics

          We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions. This code of ethics is posted on our web site at www.manhattanbridgecapital.com.

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

Stockholder Communications

          The board has established a process to receive communications from stockholders. Stockholders and other interested parties may contact any member (or all members) of the board, or the non-management directors as a group, any board committee or any chair of any such committee by mail or electronically. To communicate with the board of directors, any individual director or any group or committee of directors, correspondence should be addressed to the board of directors or any such individual director or group or committee of directors by either name or title. All such correspondence should be sent “c/o Corporate Secretary” at 192 Lexington Avenue New York, New York 10016.

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

Item 11. Executive Compensation.

          The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the years ended December 31, 2008 and 2007 by our (i) principal executive officer, and (ii) executive officers, other than the principal executive officer, whose salaries for the 2008 and 2007 years as determined by Regulation S-K, Item 402, exceeded $100,000. These individuals are referred to as the ‘‘named executive officers.’’

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non Equity Incentive plan Compen- sation	Non- qualified Deferred Compen- sation Earning	All Other Compen- sation	Total
		($)	($)	($)	($) (1)	($)	($)	($) (2)	($)

Assaf Ran
Chief Executive	2008	$56,250	—	—	$70,939	$1,687	—	$1,687	$128,876
Officer and President	2007	$69,231	—	—	$64,021	$2,077	—	$2,077	$135,329

(1) Consists of stock options valued in accordance with FAS 123(R).

(2) Company’s matching contributions are made pursuant to a simple master IRA plan.

Employment Contracts

          In March 1999, we entered into an employment agreement with Assaf Ran, our President and Chief Executive Officer. Mr. Ran’s employment term renews automatically on July 1st of each year for successive one-year periods unless either party gives 180 days written notice of its intention to terminate the agreement. Under the agreement, Mr. Ran receives an annual base salary of $75,000 and annual bonuses as determined by the compensation committee of the Board of Directors in its sole and absolute discretion and is eligible to participate in all executive benefit plans established and maintained by us. Under the agreement, Mr. Ran agreed to a one-year non-competition period following the termination of his employment. As of March 2003, the compensation committee approved an increase in Mr. Ran’s compensation to an annual base salary of $225,000. On March 15, 2006 the compensation committee approved Mr. Ran’s reduction of his annual salary by 50% for one year following the closing of the sale of the directories business. On March 22, 2007 the compensation committee approved Mr. Ran’s reduction of his annual salary by 75% to $56,000 for one year or until the Company has more significant operations (as defined by the Committee), whichever is earlier and on March 13, 2008 the compensation committee approved Mr. Ran’s continuing the reduction of his annual salary by 75% to $56,000 for additional one year or until the Company has more significant operations (as defined by the Committee). Mr. Ran’s annual compensation was $56,000 and $69,000 during fiscal years 2008 and 2007, respectively.

Outstanding Equity Awards at Fiscal Year-End

          The following table sets forth information concerning outstanding options to purchase our common stock by the named executive officers as of December 31, 2008.

Option Awards							Stock Awards

Name		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)

Assaf Ran	2004(1)	70,000	—	—	$4.13	2/25/2009	—	—	—	—
Chief	2005(2)	70,000	—	—	$4.47	3/3/2010
Executive	2006(3)	140,000	—	—	$2.26	3/15/2011
Officer and	2007(4)	46,667	23,333	—	$1.69	3/22/2012
President	2008(5)	23,333	46,667	—	$1.01	3/13/2013

Inbar Evron-	2006(6)	3,000	2,000	—	$2.05	3/15/2011	—	—	—	—
Yogev Chief	2007(7)	2,000	3,000	—	$1.54	3/22/2012
Financial	2008(8)	1,000	4,000		$0.92	3/13/2013
Officer, Treasurer
and Secretary

(1)

The options were granted on February 25, 2004. One third of such options vested immediately and the balance vest in equal annual installments on each anniversary of the grant date. The exercise price represents 110% of the fair market price on the date of grant.

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

(5)

The options were granted on March 13, 2008. One third of such options vested immediately and the balance vest in equal annual installments on each anniversary of the grant date. The exercise price represents 110% of the fair market price on the date of grant.

(6)

5,000 options were granted to Inbar Evron-Yogev, our current Chief Financial Officer on March 15, 2006, the date she commenced employment with our company. One fifth of such options vested immediately and the balance vest in equal annual installments on each anniversary of the grant date. The shares were granted with an exercise price of $2.05 which was the fair market price on the date of grant.

(7)

5,000 options were granted to Inbar Evron-Yogev, our current Chief Financial Officer on March 22, 2007. One fifth of such options vested immediately and the balance vest in equal annual installments on each anniversary of the grant date. The shares were granted with an exercise price of $1.54 which was the fair market price on the date of grant.

(8)

5,000 options were granted to Inbar Evron-Yogev, our current Chief Financial Officer on March 13, 2008. One fifth of such options vested immediately and the balance vest in equal annual installments on each anniversary of the grant date. The shares were granted with an exercise price of $0.92 which was the fair market price on the date of grant.

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

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)			(1)

Michael Jackson (2)	$3,600	—	$3,394	—	—	—	$6,994
Phillip Michals(3)	$3,000	—	$3,394	—	—	—	$6,394
Eran Goldshmid (4)	$3,600	—	$3,394	—	—	—	$6,994
Mark Alhadeff	—	—	—	—	—	—	—
Lyron Bentovim	—	—	—	—	—	—	—

(1) Consists of stock options. Valuation is based on FAS 123(R).

(2) The aggregate number of option awards outstanding at fiscal year end is 35,000.

(3) The aggregate number of option awards outstanding at fiscal year end is 35,000.

(4) The aggregate number of option awards outstanding at fiscal year end is 35,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The following table, together with the accompanying footnotes, sets forth information, as of March 18, 2009, regarding stock ownership of all persons known by us to own beneficially more than 5% of our outstanding common stock, certain of our executive officers, all directors, and all of our directors and officers as a group:

Name of Beneficial Owner (1)	Title of Class	Amount and Nature of Beneficial Ownership (2)	Percentage of Class

Executive Officers and Directors
Assaf Ran (3)	Common	1,815,595	49.39%
Inbar Evron-Yogev (4)	Common	6,000	*
Michael Jackson (4)	Common	35,000	1.04%
Phillip Michals (5)	Common	50,000	1.49%
Eran Goldshmid (4)	Common	35,000	1.04%
Mark Alhadeff (6)	Common	135,000	3.97%
Lyron Bentovim	Common	62,358	1.88%

All officers and directors as a group	Common	2,138,953	55.39%

* Less than 1%

(1)	The addresses of the persons named in this table are as follows:

Assaf Ran and Inbar Evron-Yogev –
c/o Manhattan Bridge Capital Inc, 192 Lexington Avenue, New York NY 10016

Michael Jackson –
200 Park Avenue South, New York, NY 10003

Phillip Michals –
67 Wall Street, New York, NY 10005

Eran Goldshmid –
65 Broadway, New York, NY 10006

Mark Alhadeff –
64 Fulton Street, New York, NY 10038

Lyron Bentovim –
460 Park Avenue, New York, NY 10022

          (2)          A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the filing of this report upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from the filing of this report have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on 3,325,760 shares outstanding on March 18, 2009.

          (3) Includes 350,000 shares that are vested options as of December 31, 2008.

          (4) All of the shares beneficially owned by Inbar Evron-Yogev, Michael Jackson and Eran Goldshmid are vested options as of December 31, 2008.

          (5) Includes 35,000 shares that are vested options as of December 31, 2008.

          (6) Includes 75,000 shares that are vested options as of December 31, 2008.

Equity Compensation Plan Information

          The following table summarizes the (i) options granted under the Company’s 1999 Stock Option Plan, and (ii) options and warrants granted outside the Company Option Plan, as of December 31, 2008. The shares covered by outstanding options and warrants are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events. No other equity compensation has been issued.

	Equity Compensation Plan Table

	Number of securities(1) to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities(1) remaining available for future issuance under equity compensation plans

Equity Compensation Plans Approved By Security Holders
Grants under the Company’s 1999 Stock Option Plan	615,000	$2.51	390,000
Equity Compensation Plans Not Requiring Approval By Security Holders
Aggregate Individual Option Grants	0	0	Not applicable

Total	615,000	$2.51	390,000

(1) Reflect shares of Company common stock.

          The aggregate individual option grants outside the Stock Option Plan referred to in the table above include options granted to consultants and providers of certain services to us.

Item 13. Certain Relationships and Related Transactions and Director Independence

           Ocean-7 currently holds a 20% interest in DAG Interactive, our subsidiary. Mark Alhadeff is the controlling shareholder of Ocean-7. Effective December, 2005 Mr. Alhadeff became a member of our Board of Directors.

Director Independence

          Our Board of Directors is comprised of Assaf Ran, Michael J. Jackson, Mark Alhadeff, Phillip Michal, Eran Goldshmid and Lyron Bentovim.

          The Board has determined, in accordance with Nasdaq’s listing standards, that: (i) Messrs. Jackson, Goldschmid, Michals and Bentovim(the “Independent Directors”) are independent and represent a majority of its members; (ii) Messrs. Jackson, Goldschmid and Michals, as the sole members of the Audit Committee, are independent for such purposes; and (iii) Messrs. Jackson, Goldschmid and Michals, members of Compensation Committee, as the sole members of the Compensation Committee, are independent for such purposes.

          In determining director independence, our Board applies the independence standards set by Nasdaq. In its application of such standards the Board takes into consideration all transactions with Independent Directors and the impact of such transactions, if any, on any of the Independent Directors’ ability to continue to serve on our Board. To that end, for the fiscal year ended 2008, our Board considered the options awarded to the Independent Directors disclosed above in “Item 10 – Executive Compensation – Director Compensation” and determined that those transactions were within the limits of the independence standards set by Nasdaq and did not impact their ability to continue to serve as Independent Directors.

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

          (a)          Audit Fees

          2008

          The aggregate fees incurred during 2008 for Hoberman, Miller, Goldstein & Lesser, P.C, our principal accountant, were $45,000, covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2008.

          The aggregate fees billed during 2008 by Amper, Politziner & Mattia, P.C., our former principal accountant were $10,000, covering the reissue of its audit opinion for 2007.

          2007

          The aggregate fees incurred during 2007 for Hoberman, Miller, Goldstein & Lesser, P.C, our principal accountant, were $40,000; covering the audit of our annual financial statements and the review of our financial statements for the second and third quarters of 2007, consisting of $10,000 paid and $30,000 accrued.

          The aggregate fees billed during 2007 by Amper, Politziner & Mattia, P.C., our former principal accountant were $14,500, covering the remaining audit fee for 2006 and the review for the first quarter of 2007.

          (b)           Audit-Related Fees

          There were no audit-related fees billed by Hoberman, Miller, Goldstein & Lesser, P.C, our principal accountant during 2008 or 2007.

          There were no audit-related fees billed by Amper, Politziner & Mattia, P.C., our former principal accountant during 2008 or 2007.

          (c)          Tax Fees

          Tax fees of $6,000 were billed by our principal accountants in 2008 for preparing the 2007 tax return.

          Tax fees of $20,000 were billed by our principal accountants in 2007 for amending previously filed 2003-2005 tax returns and preparing the 2006 tax return.

          (d)          All Other Fees

          Our principal accountants billed no other fees, beyond those disclosed in this Item 14, in 2008 and 2007.

          Audit Committee Pre-Approval, Policies and Procedures

          Our Audit Committee approved the engagement with Hoberman, Miller, Goldstein & Lesser, P.C, our principal accountant, in advance. In addition the Audit Committee approved tax services (as described in c above) provided by our independent auditors. These services were pre-approved by our Audit Committee to assure that such services do not impair the auditor’s independence from us.

          The percentage of hours expended on audit by persons other than our principal accountant’s full time, permanent employees, did not exceed 50%.

Item 15. Exhibits

          (a)          Certain of the following exhibits were filed as Exhibits to the registration statement on form SB-2, Registration No. 333-74203 and amendments thereto (the “Registration Statement”) filed by the Registrant under the Securities Act of 1933, as amended, or the reports filed under the Securities and Exchange Act of 1934, as amended, and are hereby incorporated by reference.

Exhibit No.	Description

3.1(a)	Certificate of Incorporation of the Company (1)

3.1(b)	Certificate of Amendment of the Certificate of Incorporation (7)

3.1(c)	Certificate of Change (7)

3.2	By-laws of the Company (1)

4.1	Specimen Stock Certificate (2)

4.2	Form of Underwriter’s Warrant (1)

10.1*	Employment Agreement dated March 1, 1999 by and between Assaf Ran and the Company (1)

10.2*	Form of the Company’s 1999 Stock Option Plan As Amended (3)

10.3	Web Site Company Formation, Development and Services Agreement dated December 5, 2005 by and between Manhattan Bridge Capital, Inc. and Ocean-7 Development, Inc. (4)

10.5	Lease Agreement by and between The Company. and Cres, Inc. for the premises located at 192 Lexington Avenue, New York, New York 10016. (5)

16.1	Letter from Amper, Politziner & Mattia, P.C., dated June 6, 2007 to the Securities and Exchange Commission. (6)

23.1	Consent of Hoberman, Miller, Goldstein & Lesser, P.C., dated February 24, 2009. (filed herewith)

31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act (filed herewith)

31.2**	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act (filed herewith)

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act (furnished herewith)

32.2**	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act (furnished herewith)

* Compensation plan or arrangement for current or former executive officers and directors.

** Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-B.

(1)	Previously filed as exhibit to Form SB-2 on March 10, 1999.

(2)	Previously filed as exhibit to Form SB-2/A on April 23, 1999.

(3)	Previously filed as exhibit to Form S-8 on February 8, 2002.

(4)	Previously filed as exhibit to Form 8-K on December 12, 2005.

(5)	Previously filed as an exhibit to Form 10-QSB on August 14, 2006.

(6)	Previously filed as exhibit to Form 8-K on June 8, 2007.

(7)	Previously filed as exhibit to Form 8-K on July 24, 2008.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Manhattan Bridge Capital, Inc.

By:	/s/ Assaf Ran

Assaf Ran, President, Chief Executive Officer and Chairman of the Board of Directors

Date: March 18, 2009

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 18, 2009:

Signature	Date	Title

/s/ Assaf Ran	March 18, 2009	President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Assaf Ran

/s/ Inbar Evron-Yogev	March 18, 2009	Chief Financial Officer (principal financial and accounting officer)

Inbar Evron-Yogev

/s/ Phillip Michals	March 18, 2009	Director

Phillip Michals

/s/ Eran Goldshmid	March 18, 2009	Director

Eran Goldshmid

/s/ Michael Jackson	March 18, 2009	Director

Michael Jackson

/s/ Mark Alhadeff	March 18, 2009	Director

Mark Alhadeff

/s/ Lyron Bentovim	March 18, 2009	Director

Lyron Bentovim

MANHATTAN BRIDGE CAPITAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Manhattan Bridge Capital, Inc.

We have audited the accompanying consolidated balance sheets of Manhattan Bridge Capital, Inc. (formerly DAG Media, Inc.) and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Manhattan Bridge Capital, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

By: /s/ Hoberman, Miller, Goldstein & Lesser, P.C

Hoberman, Miller, Goldstein & Lesser, P.C

New York, New York
February 24, 2009

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 and 2007

	2008	2007

Assets
Current assets:
Cash and cash equivalents	$884,296	$621,724
Investment in marketable securities	499,207	802,811
Short term investment – insurance annuity contract – at fair value	—	931,555

Total cash and cash equivalents, marketable securities and short term investment	1,383,503	2,356,090

Short term loans	5,362,060	4,313,211
Interest receivable on short term loans	79,674	41,184
Due from purchaser	23,881	156,103
Other current assets	8,813	17,083

Total current assets	6,857,931	6,883,671

Long term loans	200,000	—
Property and equipment, net	9,421	14,261
Capitalized web development costs, net	—	74,015
Security deposit	17,515	17,515
Investment in privately held company, at cost	100,000	100,000

Total assets	$7,184,867	$7,089,462

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$130,375	$123,886
Deferred gain from the sale of Jewish Directories	—	72,917
Deferred origination fees	53,106	4,597
Income taxes payable	11,104	—

Total current liabilities	194,585	201,400

Commitments and contingencies Shareholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; no shares issued	—	—
Common shares - $.001 par value; 25,000,000 authorized; 3,405,190 and 3,305,190 issued at December 31, 2008 and 2007, respectively; 3,325,760 and 3,236,460 outstanding at December 31, 2008 and 2007, respectively	3,405	3,305
Additional paid-in capital	9,399,861	9,180,235
Treasury stock, at cost- 79,430 and 68,730 common shares at December 31, 2008 and 2007, respectively	(239,944)	(231,113)
Accumulated other comprehensive loss	(30,088)	(441,272)
Accumulated deficit	(2,142,952)	(1,623,093)

Total shareholders’ equity	6,990,282	6,888,062

Total liabilities and shareholders’ equity	$7,184,867	$7,089,462

          The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

Interest income from short and long term loans	$684,012	$209,898
Origination fees	73,517	6,913
Subscription revenues, net	137	4,351

Total Revenue	757,666	221,162

Operating costs and expenses:

Web development expenses	74,015	49,344
Selling, general and administrative expenses	682,455	765,541

Total operating costs and expenses	756,470	814,885

Income (loss) from operations	1,196	(593,723)

Interest and dividend income	73,976	249,053
Realized net gain (loss) on marketable securities	18,122	148,777
Write-off of investment in convertible loan	—	(25,000)
Write-off of investment in marketable securities	(92,619)	—
Other than temporary decline in the market value of marketable securities	(627,777)	—
Other income (loss)	39,000	(400)

Total other (loss) income	(589,298)	372,430

Loss from continuing operations before income tax (expense) benefit	(588,102)	(221,293)
Income tax (expense) benefit	(4,674)	182,469

Loss from continuing operations	(592,776)	(38,824)

Discontinued Operations:
Gain on the sale of the Directories business (net of tax effect of 0 in 2008 and 2007)	72,917	267,360
Loss from operations of Shopila (net of tax effect of 0 in 2008 and 2007)	—	(260,240)

Income from discontinued operations	72,917	7,120

Net loss	$(519,859)	$(31,704)

Basic and diluted income (loss) per common share Continuing operations	$(0.18)	$(0.01)
Discontinued operations	0.02	*

Net loss per common share	$(0.16)	$(0.01)

Weighted average number of common shares outstanding
- Basic and diluted	3,247,409	3,236,460

* Less than $0.01 per share

          The accompanying notes are an integral part of these consolidated financial statements

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common Stock		Additional Paid-in Capital	Treasury Stock		Unrealized loss on preferred stocks and other marketable securities	Accumulated Deficit	Totals

	Shares	Amount		Shares	Cost

Balance, January 1, 2007	3,305,190	$3,305	$9,023,309	68,730	$(231,113)	$(127,595)	$(1,591,389)	$7, 076,517

Non cash compensation			156,926					156,926

Unrealized loss on preferred stocks and other marketable securities						(313,677)		(313,677)

Net loss for the year ended December 31, 2007							(31,704)	(31,704)

Total comprehensive loss								(345,381)

Balance, December 31, 2007	3,305,190	3,305	9,180,235	68,730	(231,113)	(441,272)	(1,623,093)	6,888,062
Issuance of common stock from exercise of options	100,000	100	77,900					78,000

Non cash compensation			141,726					141,726

Treasury Shares				10,700	(8,831)			(8,831)

Unrealized loss on preferred stocks and other marketable securities						(216,593)		(216,593)

Other than temporary decline in the market value of other marketable securities						627,777		627,777

Net loss for the year ended December 31, 2008							(519,859)	(519,859)

Total comprehensive loss								(108,675)

Balance, December 31, 2008	3,405,190	$3,405	$9,399,861	79,430	$(239,944)	$(30,088)	$(2,142,952)	$6,990,282

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

Cash flows from operating activities:
Net loss	$(519,859)	$(31,704)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities -
Gain on sale of Directories business	(72,917)	(267,360)
Loss from discontinued operations of Shopila	—	260,240
Depreciation	4,840	4,537
Amortization of web development costs	74,015	49,344
Non cash compensation expense	141,726	156,926
Write-off of investment in convertible loan	—	25,000
Write-off of investment in marketable securities	92,619	—
Other than temporary decline in the market value of marketable securities	627,777	—
Realized gain on sale of marketable securities and insurance annuity contract, net	(18,122)	(148,777)
Loss on the sale of fixed assets	—	400
Changes in operating assets and liabilities net of effects of disposition -
Interest receivable on short and long term commercial loans	(38,490)	(41,184)
Other current and non current assets	8,270	21,507
Accounts payable and accrued expenses	6,489	(65,818)
Deferred origination fees	48,509	4,597
Due from purchasers	35,000	—
Income taxes payable	11,104	(341,681)
Assets and liabilities from discontinued operations	—	(112,755)

Net cash provided by (used in) operating activities	400,961	(486,728)

Cash flows from investing activities:
Investment in marketable securities	—	(1,544,637)
Proceeds from sale of marketable securities	—	2,814,495
Redemption of insurance annuity contract	944,069	214,360
Investment in auction rate securities	(1,175,000)	—
Proceeds from sale of auction rate securities	1,175,000	—
Short term and long term commercial loans made	(5,339,756)	(4,927,250)
Collections received from short term commercial loans	4,090,907	614,039
Purchase of fixed assets	—	(3,215)
Proceeds from sale of fixed assets	—	500
Cash received on sale of the Directories business	97,222	309,223

Net cash used in investing activities	(207,558)	(2,522,485)

Cash flows from financing activities:
Proceeds from exercise of options	78,000	—
Purchase of treasury stock	(8,831)	—

Net cash provided by financing activities	69,169	—

Net increase (decrease) in cash and cash equivalents	262,572	(3,009,213)

Cash and cash equivalents, beginning of year	621,724	3,630,937

Cash and cash equivalents, end of year	$884,296	$621,724

Supplemental Cash Flow Information:
Taxes paid during the year	$11,599	$212,430

Interest paid during the year	$4,692	$—

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

1.	The Company

          Manhattan Bridge Capital, Inc. and subsidiaries, formerly DAG Media, Inc., (the “Company”), was incorporated in New York in 1989. The Company provides short term, secured, non–banking, commercial loans, to small businesses. In addition, another subsidiary DAG Interactive, Inc. (“DAG Interactive”) has developed innovative software and a related web site that allows retail businesses and other service providers to reach prospective customers and clients for their goods and services in a more effective way than traditional online and print yellow pages.

          DAG Interactive’s roll-out and full scale marketing of Nextyellow continues to await new funding for this operation, preferably at the subsidiary level, or reaching agreement with a marketing partner. Accordingly, as discussed below under Note 2 under “Web Development Costs” the Company wrote off the remainder of capitalized development costs attributed to Nextyellow in 2008.

          In July 2007, the Company discontinued operations of its 80% owned subsidiary, Shopila Corporation (“Shopila”), which was dissolved in December, 2007, and in April of 2006 the Company sold its two remaining Yellow pages directories (See note 10).

          On April 20, 2006, the Company sold its remaining Directories business for (i) $291,667 paid in cash at closing; (ii) a promissory note in the amount of $613,333 payable in 24 consecutive monthly installments of $25,556 each bearing interest, at 5% per annum; and (iii) the Buyer’s assumption of liabilities relating to the Directories business. The Company has been recording gains on the 2006 sale of the directories business under the installment method in proportion to the payments received. Therefore the Company has recorded gains on this sale in the amount of $72,917 and $267,360 for the years ended December 31, 2008 and 2007, respectively. (See note 10).

2.	Significant Accounting Policies

          Principles of Consolidation

          The consolidated financial statements include the accounts of Manhattan Bridge Capital, Inc., its wholly-owned subsidiary DAG Funding, its 80% owned subsidiary, DAG Interactive (incorporated December 5, 2005) and in 2007 its 80% owned subsidiary Shopila Corporation, which was discontinued in July 2007. All significant intercompany balances and transactions have been eliminated in consolidation.

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

          Interest income from short and long term commercial loans is recognized, as earned, over the loan period.

          Origination fee revenue on short term commercial loans is amortized over the term of the respected note.

          Web Development Costs

          Costs incurred to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the software in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs related to design or maintenance of internal-use software are expensed as incurred. The Company was amortizing the capitalized web development costs of approximately $148,000, over an estimated useful life of 3 years. As of December 31, 2008 the Company decided that there is no value to the web development costs and, accordingly, wrote-off the remaining balance as amortization expense. Amortization expense for the years ended December 31, 2008 and 2007 were approximately $74,000 and $49,000, respectively

          Earnings Per Share (“EPS”)

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

          615,000 and 610,000 stock options were not included in the diluted earnings per share calculation for the years ended December 31, 2008 and 2007, respectively, as their effect would have been anti-dilutive.

          Impairment of long- lived assets including goodwill

          The Company continually monitors events or changes in circumstances that could indicate carrying amounts of long lived assets, including intangible assets and goodwill, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted cash flows is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. During the year ended December 31, 2007, the Company wrote-off its goodwill and other intangible assets related to the acquisition of Shopila (see note 10). In addition the Company wrote-off the investment in Dapey Aviv in the amount of $25,000. There was no impairment to the carrying value of property and equipment during the year ended December 31, 2008.

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

          We adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation cost in 2008 and 2007 includes cost for options granted prior to but not vested as of December 31, 2005, or vested in 2008 and 2007. Therefore results for prior periods have not been restated. Share based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2008 and 2007 were $141,726 and $156,926, respectively.

          The fair value of each option is estimated on the date of grant using Black-Scholes option-pricing model with the following weighted-average share assumptions used for grants in 2008 and 2007, respectively: (1) expected life of 5 years; (2) No annual dividend yield; (3) expected volatility 62% to 70%; (4) risk free interest rate of 2.5% to 5.1%.

          Concentrations of Credit Risk

          Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. The Company maintains cash and cash equivalents with various major financial institutions, which invest primarily in marketable securities and high quality corporate obligations. At December 31, 2008, approximately $800,000 in cash was held with one financial institution.

          Credit risks associated with short and long term commercial loans, and related interest receivable, the Company makes to small businesses are described in Note 4 entitled Short and Long Term Commercial Loans.

          Fair Value of Financial Instruments

          For cash and cash equivalents and account payable as well as short term interest bearing commercial loans held by the Company, the carrying amount approximates fair value due to the short-term nature of such instruments.

          Advertising Expenses

          Advertising expenses are expensed as occurred. There were advertising expenses of $5,878 and $8,788 for the years ended December 31, 2008 and 2007, respectively.

          Other Comprehensive Loss

          Other comprehensive loss consists of the Company’s net loss and net unrealized losses on marketable securities. The Company’s comprehensive loss for the years ended December 31, 2008 and 2007 amounted to $108,675 and $345,381, respectively.

          Recent Accounting Pronouncements

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

The objective of both standards is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in “business combinations” and consolidated financial statements by establishing accounting and reporting standards. In business combinations it is accomplished by establishing principles and requirements concerning how an “acquirer” recognizes and measures identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree, as well as goodwill acquired in the combination or gain from a bargain purchase; and determines information to be disclosed to enable users to evaluate the nature and effects of business combinations. In consolidated financial statements the standards require: identification of ownership interests held in subsidiaries by parties other than the parent be clearly identified, labeled and presented in consolidated financial position within equity (rather than “mezzanine” between liabilities and equity) separately from amounts attributed to the parent, with net income attributable to the parent and to the minority interest clearly identified and presented on the face of consolidated statements of income. The standards also provide guidance in situations where the parent’s ownership interest in a subsidiary changes while the parent retains its controlling financial interest. The standard also provides guidance on recording a gain or loss based on fair value in situations involving deconsolidation of a subsidiary. Entities must provide sufficient disclosures that distinguish between interests of the parent and that of the noncontrolling interest. Both standards are effective for fiscal years and interims beginning on or after December 15, 2008 (that is January 1, 2009) for entities with calendar years. Earlier adoption is prohibited. The standards shall be applied prospectively as of the beginning of the fiscal year in which initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company believes that the adoption of these standards will not have a material effect on its consolidated financial statements.

          In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS 161 amends SFAS 133 and changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company believes that the adoption of SFAS 161 will not have a material effect on its consolidated financial statements.

          In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires recognition of both the liability and equity components of convertible debt instruments with cash settlement features. The debt component is required to be recognized at the fair value of a similar instrument that does not have an associated equity component. The equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. FSP APB 14-1 also requires an accretion of the resulting debt discount over the expected life of the debt. This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company believes that the adoption of FSP APB 14-1 will not have a material effect on its consolidated financial statements.

          In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for nongovernmental entities. SFAS 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company believes that the adoption of SFAS 162 will not have a material effect on its consolidated financial statements.

          Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

3.	Marketable Securities and Insurance Annuity Contract

          Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements (“FASB No.157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB No. 157 applies to other accounting pronouncements that require or permit fair value measurements. FASB No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. FASB No.157 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs.

          Cash equivalents and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy. Our Level 1 investments are valued using quoted market prices in active markets. Our Level 2 investments are valued using broker or dealer quotations for similar assets and liabilities. As of December 31, 2008, our Level 1 investments consisted of cash, money market accounts and marketable securities in the amount of approximately $1,384,000 and were recorded as cash and cash equivalents and marketable securities in our consolidated balance sheet.

          On January 8, 2008 and February 11, 2008 we purchased 7 days auction rate securities issued by two different mutual funds in the total amount of $1,175,000. All of the auction rate securities were ultimately redeemed by the mutual funds during 2008. As of the December 31, 2008 there were no auction rate securities outstanding.

          The Company’s securities and insurance annuity contract consist of the following:

As of 12/31/2008	Fair Value	Cost	Holding Gains (Losses)

Investment in Marketable Securities	$499,207	$1,157,072	$(657,865)

Other than temporary decline in the market value of marketable securities		(627,777)	(627,777)

Total	$499,207	$529,295	$(30,088)

As of 12/31/2007	Fair Value	Cost	Holding Gains (Losses)

Insurance Annuity Contract	$931,555	$927,265	$4,290
Investment in Marketable Securities	802,811	1,248,373	(445,562)

Total	$1,734,366	$2,175,638	$(441,272)

          On June 25, 2003, the Company purchased a 5-year Guaranteed Growth Annuity (GGA) contract for $1 million. The annuity guaranteed interest of 3.65% for its first two years; 3.00% for the following two years, and had a minimum guaranteed interest rate of 3.00% for the remaining period.

          In June 2008, the annuity contract was fully redeemed and in 2007 the Company withdrew approximately $214,360 from the value of the annuity.

          At December 31, 2008 the Company concluded that an investment in a marketable security was other-than-temporarily impaired and recognized a non-cash impairment charge of $92,619. (See Note 11)

          In addition, the Company concluded that certain other investments in marketable securities were other-than-temporarily impaired based on the severity of the declines in the market value, and therefore the Company recognized a non-cash impairment charge of $627,777. (See Note 11)

4.	Short and Long Term Commercial Loans

          The Company offers short and long term secured commercial loans to small businesses. Loans are secured by collateral such as real estate, receivables, and marketable securities and, generally, accompanied by personal guarantees from the principals of the businesses. Lending activities commenced on May 15, 2007. The loans are generally for a term of one year. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term. For the year ended December 31, 2008 the total amount of $5,339,756 has been lent, offset by collections received from borrowers, under the short term commercial loans in the amount of $4,090,907. Loans ranging in size from $50,000 to $1,020,000 were concluded at stated interest rates of 12% to 16%, but often at higher effective rates based upon points or other up-front fees. The Company uses its own employees, outside lawyers and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions. Outside appraisers are also employed to assist the Company’s officials in evaluating the worth of collateral. To date, the Company has not experienced any defaults and none of the loans previously made have been non-collectable, although no assurances can be given that existing or future loans may not go into default or prove to be non-collectible in the future.

          At December 31, 2008, the Company was committed to an additional $494,939 in construction loans that can be drawn by the borrower when certain conditions are met.

          At December 31, 2008, approximately $2,597,000 of the loans outstanding are due from four different entities, each one of which represents more than 10% of the total balance of the loans outstanding. The majority of the loans are secured by commercial real estate located in the New York metropolitan area. The remaining loans are also principally secured by real estate located in the New York metropolitan area.

5.	Property and Equipment

          Property and equipment, at cost, consist of the following:

	December 31

	2008	2007

Office equipment	$20,744	$20,744
Less: Accumulated depreciation	(11,323)	(6,483)

Property and equipment, net	$9,421	$14,261

          Depreciation expense was $4,840 and $4,537 for the years ended December 31, 2008 and 2007, respectively.

6.	Income Taxes

          Income tax expense (benefit) consists of the following:

	2008	2007

Current Taxes:
Federal	$86,221	$(182,469)
State	15,215	—

	101,436	(182,469)

Deferred taxes:
Federal	(76,500)	—
State	(20,262)	—

	(96,762)	—

Income tax expense/(benefit)	$4,674	$(182,469)

          Deferred tax assets consist of the following:

	2008	2007

Deferred tax assets:
Unrealized loss on marketable securities (*)	$197,210	$150,032
Compensation expenses	63,777	62,816
Net operating loss	—	12,800

Deferred tax assets	260,987	225,648
Less: valuation allowance	$(260,987)	$(225,648)

	—	—

          (*) Unrealized losses on marketable securities are not deductible for federal and state income tax purposes unless the underlying security giving rise to the loss is actually sold or has no market, at which time the resulting loss is only deductible to the extent of capital gains, if any.

          The income tax benefit differs from the amount computed using the federal statutory rate of 34% as a result of the following:

Year Ended December 31,	2008	2007

Federal Statutory Rate	(34%)	(34%)
State income taxes benefit, net of federal tax effect	(11%)	—
Valuation allowance	45%	34%
State and local franchise taxes	1%	—
Change in estimate resulting from changes in prior years’ tax positions	—	(83%)

Income tax expense (benefit)	1%	(83%)

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

          The 2008 income tax expense includes the utilization of the Company’s remaining 2007 net operating loss carry forward in the amount of approximately $225,000, for which a deferred tax benefit was not previously recorded.

          The Company continues to reflect interest and penalties, if any, in its income tax liability. As of December 31, 2008, the Company did not have any accrued interest or penalties.

          The Company is no longer subject to U.S. federal and state and local income tax examinations by tax authorities for years prior to 2004, as these tax years are closed.

7.	Simple IRA Plan

          On October 26, 2000, the Board of Directors approved a Simple IRA Plan (the “IRA Plan”) for the purpose of attracting and retaining valuable executives. The IRA Plan was effective August 2000 with a trustee, which allows up to 100 eligible executives to participate. It is a “Matching Contribution” plan under which eligible executives may contribute up to 6% of their yearly salary, on a pre-tax basis (with a cap of $10,500), with the Company matching on a dollar-for-dollar basis up to 3% of the executives’ compensation (with a cap of $10,500). These thresholds are subject to change under notice by the trustee. The Company is not responsible for any other costs under this plan. For the years ended December 31, 2008 and 2007 the Company contributed $1,687 and $2,077, respectively, as matching contributions to the IRA Plan.

8.	Stock Option Plan

          The Company adopted the 1999 Stock Option Plan (the “Plan”), as amended, reserving 1,304,000 common shares of the Company for issuance upon exercise of stock options granted pursuant to the Plan. At December 31, 2008 options for 390,000 shares were available for future grants under the plan.

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

          We adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation cost in 2008 and 2007 includes cost for options granted prior to but not vested as of December 31, 2005, or vested in 2008 and 2007. Therefore results for prior periods have not been restated. Share based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2008 and 2007 were $141,726 and $156,926, respectively.

          The following summarizes stock option activity for the years ended December 31, 2008 and 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2007	578,000	$2.68
Granted in 2007	96,000	1.67
Exercised in 2007	—	—
Forfeited in 2007	(64,000)	1.55

Outstanding at December 31, 2007	610,000	2.64
Granted in 2008	196,000	0.87
Exercised in 2008	(100,000)	0.78
Forfeited in 2008	(91,000)	2.09

Outstanding at December 31, 2008	615,000	$2.51	2.29	$741,474

Vested and exercisable at December 31, 2007	484,666	$2.80	2.33	$631,506

Vested and exercisable at December 31, 2008	536,000	$2.69	2.05	$689,659

          The weighted-average fair value of each option granted during the year ended December 31, 2008 and 2007, estimated as of the grant date using the Black-Scholes option valuation model, was $0.43 per option and $0.94 per option, respectively.

          A summary of the status of the Company’s nonvested shares as of December 31, 2008, and changes during the year ended December 31, 2008 is as presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Nonvested shares at December 31, 2007	125,334	$2.04	3.60
Granted	196,000	0.87	4.66
Vested	(242,334)	1.35	3.86

Nonvested shares at December 31, 2008	79,000	$1.25	3.87

          The following table summarizes information about stock options outstanding at December 31, 2008:

	Stock Option Outstanding			Exercisable

Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price

$0.85- $1.00	26,000	$0.86	4.45	22,000	$0.85
$1.01- $2.00	187,000	1.44	3.57	114,000	1.56
$2.01- $3.00	220,000	2.29	2.16	218,000	2.29
$3.01- $4.00	42,000	3.42	1.00	42,000	3.42
$4.01- $5.00	140,000	4.30	0.75	140,000	4.30

	615,000	$2.51	2.29	536,000	$2.69

9.	Shareholders’ Equity

          In May 2008, the Board of Directors of the Company authorized a stock repurchase program. The program authorizes the Company to purchase up to 150,000 common shares of the Company within the next year. As of December 31, 2008, the Company has purchased 10,700 common shares, from this repurchase program, at an aggregate cost of approximately $9,000.

          In November of 2008 100,000 options were exercised by the Company’s Chief Executive Officer for the aggregate amount of $78,000.

10.	Discontinued Operations

          In July of 2007 the Company decided to discontinue Shopila’s operations since Shopila was struggling financially and facing insufficient operating cash flow. Consequently, Shopila could not repay its liabilities, including a promissory note and a line of credit, and thus the Company wrote-off Shopila’s liabilities.

          During the second quarter of 2007, the Company wrote-off its goodwill and other intangible assets relating to the acquisition of Shopila.

          Accordingly, the Company has reflected Shopila’s operations as a discontinued operation in the accompanying 2007 financial statements. As a result, sales, cost of goods sold, and related expenses have been reclassified in the statement of operations and are shown separately as a net amount under the caption income (loss) from discontinued operations for all periods presented. Accordingly, the Company recorded a loss of discontinued operations of $260,240 for the year ended December 31, 2007. The loss from discontinued operations for the year ended December 31, 2007 also includes income from minority interest in the amount of $66,724 and the write-off of liabilities in the amount of $114,664 which Shopila didn’t not have the financial ability to pay.

          On April 20, 2006, the Company sold its two remaining Directories business for (i) $291,667 paid in cash at closing; (ii) a promissory note in the amount of $613,333 payable in 24 consecutive monthly installments of $25,556 each, bearing interest at 5% per annum; and (iii) the Buyer’s assumption of liabilities relating to the Directories business. The Company has been recording gains on the 2006 sale of the directories business under the installment method in proportion to the payments received. Therefore the Company has recorded gains on this sale in the amount of $72,917 and $267,360 for the years ended December 31, 2008 and 2007, respectively.

11.	Impairment Loss on Investments

          As discussed in Note 3, during the fourth quarter of 2008, the Company wrote-off its investment in marketable securities in the statement of operations, in the amount of $92,619, as a result of this major consumer electronics retailer issuer of these marketable securities filing for bankruptcy protection, resulting in a significant decline in the market value of its stock. Subsequent to the balance sheet date, the issuer liquidated its assets in accordance with the court order and the proceeds will be used to repay its liabilities.

          In addition at December 31, 2008, the Company concluded that certain other investments in marketable securities were other-than-temporarily impaired based on the severity of the declines in the market value (“fair value” pursuant to SFAS 157) of those securities at December 31, 2008 and, accordingly, the Company recognized a non-cash impairment charge of $627,777 in the statement of operations for the year then ended.

12.	Commitments and Contingencies

Operating Leases

          On June 12, 2006, we entered into a new Lease Agreement dated as of June 9, 2006 (the “Agreement”). In accordance with the Agreement, we are leasing the Premises for a term of 5 years commencing July 1, 2006 and ending on June 30, 2011. At December 31, 2008, approximate future minimum rental and utilities payments under these commitments are as follows:

2009	$67,000
2010	69,000
2011	35,000

Total	$171,000

          Rent expense was approximately $55,000 and $57,000 in 2008 and 2007, respectively.

          Employment Agreements

          In March 1999, the Company entered into an employment agreement with Assaf Ran, its president and chief executive officer. Mr. Ran’s employment term initially renews automatically for successive one-year periods unless either party gives 180 days written notice of its intention to terminate the agreement. Under the agreement, Mr. Ran will receive an annual base salary of $75,000, annual bonuses as determined by the compensation committee of the Board of Directors in its sole and absolute discretion, and is eligible to participate in all executive benefit plans established and maintained by the Company. Under the agreement, Mr. Ran has also agreed to a one-year non-competition period following the termination of his employment. As of March 2003 the compensation committee approved an increase in Mr. Ran’s compensation to an annual base salary of $225,000. On March 15, 2006 the compensation committee approved Mr. Ran’s reduction of his annual salary by 50% for one year following the closing of the sale of the Directories business. On March 22, 2007 the compensation committee approved Mr. Ran’s reduction of his annual salary by 75% to $56,000 for one year or until the Company has more significant operations (as defined by the Committee), whichever is earlier and on March 13, 2008 the compensation committee approved Mr. Ran’s continuing the reduction of his annual salary by 75% to $56,000 for an additional one year or until the Company has more significant operations (as defined by the Committee). Mr. Ran’s annual compensation was $56,000 and $69,000 during the years 2008 and 2007, respectively.

13.	Related Parties Transactions

          DAG Interactive Inc, our subsidiary is being held 20% by Ocean-7. Mark Alhadeff is the main shareholder of Ocean-7 and effective December of 2005 is a member of our board of directors.

          General and Administrative expenses includes approximately $6,150 and $24,600 of software maintenance fees incurred for the years ended December 31, 2008 and 2007, respectively, under an agreement with Ocean-7. Accounts payable and accrued expenses at December 31, 2008 include approximately $30,000 due to Ocean-7.