Form 10-Q
period 2009-03-31
MANHATTAN BRIDGE CAPITAL, INC
filed 2009-05-12
CIK 1080340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________ to _____________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

As of May 12, 2009, the Issuer had a total of 3,325,760 shares of Common Stock, $.001 par value, outstanding.

MANHATTAN BRIDGE CAPITAL, INC.
TABLE OF CONTENTS

(i)

PART I.             FINANCIAL INFORMATION

ITEM 1.            CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31,2008
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$517,391	$884,296
Investment in marketable securities	459,747	499,207
Total cash and cash equivalents and investment in marketable securities	977,138	1,383,503

Short term loans	6,048,880	5,362,060
Interest receivable on short term loans	67,370	79,674
Due from purchaser	23,881	23,881
Other current assets	25,978	8,813
Total current assets	7,143,247	6,857,931

Long term loans	—	200,000
Property and equipment, net	8,199	9,421
Security deposit	17,515	17,515
Investment in privately held company, at cost	100,000	100,000

Total assets	$7,268,961	$7,184,867

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$140,492	$130,375
Deferred origination fees	51,947	53,106
Income taxes payable	25,108	11,104
Total current liabilities	217,547	194,585

Commitments and contingencies
Shareholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; no shares issued	—	—
Common shares - $.001 par value; 25,000,000 authorized; 3,405,190 issued and 3,325,760 outstanding	3,405	3,405
Additional paid-in capital	9,414,844	9,399,861
Treasury stock, at cost- 79,430 shares	(239,944)	(239,944)
Accumulated other comprehensive loss	(69,548)	(30,088)
Accumulated deficit	(2,057,343)	(2,142,952)
Total shareholders’ equity	7,051,414	6,990,282

Total liabilities and shareholders’ equity	$7,268,961	$7,184,867

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2009	2008

Interest income from short and long term loans	$193,698	$147,461
Origination fees	38,279	17,825
Subscription revenues, net	—	57
Total Revenue	231,977	165,343

Operating costs and expenses:
Web development expenses	—	12,336
General and administrative expenses	133,263	160,422
Total operating costs and expenses	133,263	172,758

Income (loss) from operations	98,714	(7,415)

Interest and dividend income	9,224	24,749
Other income	—	39,000
Total other income	9,224	63,749

Income from continuing operations before income tax (expense) benefit	107,938	56,334
Income tax (expense) benefit	(22,329)	10,490
Income from continuing operations	85,609	66,824

Discontinued Operations:
Gain on the sale of the Jewish Directories (net of tax effect of 0 in 2008)	—	72,917
Income from discontinued operations	—	72,917
Net Income	$85,609	$139,741

Basic and Diluted net income per common share outstanding:
Continuing operations	$0.03	$0.02
Discontinued operations	$—	$0.02
Net income per common share	$0.03	$0.04

Weighted average number of common shares outstanding

—Basic and Diluted	3,325,760	3,236,460

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months ended March 31,
	2009	2008

Cash flows from operating activities:
Net Income	$85, 609	$139,741
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on the sale of the Directories business	—	(72,917)
Depreciation and amortization	1,222	13,507
Non cash compensation expense	14,983	21,916
Changes in operating assets and liabilities net of effects of disposition:
Interest receivable on short term and long term loans	12,304	410
Other current and non current assets	(17,165)	(20,615)
Accounts payable and accrued expenses	10,117	(4,535)
Deferred origination fees	(1,159)	(4,597)
Income tax payable	14,004	—
Net cash provided by operating activities	119,915	72,910

Cash flows from investing activities:
Investment in auction rate securities	—	(1,175,000)
Short term and long term loans made	(1,785,529)	(956,597)
Collections received from short term loans	1,298,709	1,330,000
Cash received on sale of the Directories business	—	72,917
Net cash used in investing activities	(486,820)	(728,680)

Cash flows from financing activities:
Use of lines of credit	—	314,488
Net cash provided by financing activities	—	314,488

Net decrease in cash and cash equivalents	(366,905)	(341,282)
Cash and cash equivalents, beginning of period	884,296	621,724
Cash and cash equivalents, end of period	$517,391	$280,442

Supplemental Cash Flow Information:
Taxes paid during the period	$8,325	$5,767
Interest Paid during the period	$—	$942

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

1.	THE COMPANY

          The accompanying unaudited consolidated financial statements of Manhattan Bridge Capital, Inc. a New York corporation formerly DAG Media, Inc (referred to herein as “Manhattan Bridge Capital” “we”, “us” “our” or the “Company”) included have been prepared by us in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2008 and the notes thereto included in our Form 10-K.  Results of consolidated operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year. All material intercompany accounts and transactions have been eliminated.

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

Origination fee revenue on short term commercial loans is amortized over the term of the respected loan.

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

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Cash equivalents and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy.  Our Level 1 investments are valued using quoted market prices in active markets.  Our Level 2 investments are valued using broker or dealer quotations for similar assets and liabilities.  As of March 31, 2009, our Level 1 investments consisted of cash, money market accounts and marketable securities in the amount of approximately $977,000 and were recorded as cash and cash equivalents and marketable securities in our consolidated balance sheet.

On January 8, 2008 and February 11, 2008 we purchased 7 days auction rate securities issued by two different mutual funds in the total amount of $1,175,000. All of the auction rate securities were ultimately redeemed by the mutual funds during 2008. As of March 31, 2009 and December 31, 2008 there were no auction rate securities outstanding.

2.	RECENT TECHNICAL ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued three new FASB Staff Positions (FSPs) all of which impact the accounting and disclosure related to certain financial instruments.  FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP FAS 157-4) provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased.  It also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP FAS 115-2 and FAS 124-2, "Recognition of Other-Than-Temporary Impairment" (FSP FAS 115-2 and FAS 124-2) amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.

FSP FAS 107-1 and APB 28-1 "Interim Disclosures about Fair Value of Financial Instruments" (FSP FAS 107-1 and APB 28-1) amends FASB Statement No. 107 to require disclosures about the fair value of financial instruments on an interim basis in addition to the annual disclosure requirements.  All three FSPs are required to be adopted for interim periods ending after June 15, 2009.  The Company believes that the adoption of SFAS 157-4 will not have a material effect on its consolidated financial statements.

In December 2007, the FASB simultaneously issued SFAS No. 141R, “Business Combinations (2007 Amendment),” and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51.”  Both standards update United States guidance on accounting for “noncontrolling interests,” sometimes referred to as minority interests, which interests represent a portion of a subsidiary not attributable, directly or indirectly, to a parent. FASB and the International Accounting Standards Board (“IASB”) have been working together to promote international convergence of accounting standards. Prior to promulgation of these new standards there were specific areas in accounting for business acquisitions in which conversion was not achieved. The objective of both standards is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in “business combinations” and consolidated financial statements by establishing accounting and reporting standards. In business combinations it is accomplished by establishing principles and requirements concerning how an “acquirer” recognizes and measures identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree, as well as goodwill acquired in the combination or gain from a bargain purchase; and determines information to be disclosed to enable users to evaluate the nature and effects of business combinations. In consolidated financial statements the standards require: identification of ownership interests held in subsidiaries by parties other than the parent be clearly identified, labeled and presented in consolidated financial position within equity (rather than “mezzanine” between liabilities and equity) separately from amounts attributed to the parent, with net income attributable to the parent and to the minority interest clearly identified and presented on the face of consolidated statements of income. The standards also provide guidance in situations where the parent’s ownership interest in a subsidiary changes while the parent retains its controlling financial interest. The standard also provides guidance on recording a gain or loss based on fair value in situations involving deconsolidation of a subsidiary. Entities must provide sufficient disclosures that distinguish between interests of the parent and that of the noncontrolling interest. Both standards are effective for fiscal years and interims beginning on or after December 15, 2008 (that is January 1, 2009) for entities with calendar years. Earlier adoption is prohibited. The standards shall be applied prospectively as of the beginning of the fiscal year in which initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The adoption of these standards did not have a material effect on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS 161 amends SFAS 133 and changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard did not have a material effect on our consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

3.	EARNINGS PER SHARE OF COMMON STOCK

We have applied SFAS No. 128, “Earnings Per Share” in our calculation and presentation of earnings per share - “basic” and “diluted”. Basic earnings per share are computed by dividing income available to common shareholders (the numerator) by the weighted average number of common shares (the denominator) for the period.  The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. For the three month periods ended March 31, 2009 and March 31, 2008, potential dilutive common shares have not been included in the calculation of diluted earnings per share since the effect would be anti-dilutive for all periods presented.

The numerator in calculating both basic and diluted earnings per common share for each period is the reported net income.  The denominator is based on the following weighted average number of common shares:

	Three Months Ended March 31,
	2009	2008
Basic	3,325,760	3,236,460
Incremental shares for assumed conversion of options	—	—
Diluted	3,325,760	3,236,460

692,000 and 685,000 stock options were not included in the diluted earnings per share calculation for the three month periods ended March 31, 2009 and March 31, 2008, respectively, as their effect would have been anti-dilutive.

4.     STOCK – BASED COMPENSATION

 Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”) which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. The cost will be recognized over the service period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” for periods which began in fiscal 2006. We account for equity instruments issued to non employees in accordance with the provisions of SFAS No. 123(R) and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling Goods or Services”. All transactions with non employees, in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more appropriately measurable. We adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation cost in 2008 includes cost for options granted prior to but not vested as of December 31, 2005 and vested in 2008. Therefore results for prior periods have not been restated.

Share based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2009 and 2008 were $14,983 and $21,916, respectively.

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

The fair value of each option is estimated on the date of grant using Black-Scholes option-pricing model with the following weighted-average share assumptions used for grants in 2009 and 2008, respectively: (1) expected life of 5 years; (2) No annual dividend yield; (3) expected volatility 62% to 70%; (4) risk free interest rate of 1.5% to 5.1%.

The following summarizes stock option activity for 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	615,000	$2.51
Granted	147,000	0.74
Exercised	—	—
Forfeited	(70,000)	4.13
Outstanding at March 31, 2009	692,000	$1.97	2.88	$648,349
Vested and exercisable at March 31, 2009	569,329	$2.21	2.48	$600,407

The weighted-average fair value of each option granted during the three month periods ended March 31, 2009 and 2008, estimated as of the grant date using the Black-Scholes option valuation model, was $0.34 per option and $0.50 per option, respectively.

5.    LINES OF CREDIT

During the three months ended March 31, 2008, the Company established two separate lines of credit with Smith Barney.  The first line of credit provides for maximum borrowings in the amount of up to 50% of the value of the Company's marketable securities held by Smith Barney.  This line bears interest at the prime rate minus .75%. During the first quarter of 2008 the Company used $96,271 from this line, which was paid during the second quarter of 2008. At March 31, 2009, $0 is outstanding under this line.  The second line of credit provides for maximum borrowings in the amount of up to 50% of the value of the Company's auction rate securities held by Smith Barney.  This line bears interest at the Federal Funds rate plus .75%. During the first quarter of 2008 the Company used $218,217 from this line, which was paid during the second quarter of 2008. As of December 31, 2008, this line of credit was no longer available since the Company sold the entire auction rate securities held by Smith Barney.

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

The Company offers short-term secured commercial loans to small businesses.  Loans are secured by collateral such as real estate, receivables, and marketable securities and, generally, accompanied by personal guarantees from the principals of the businesses.  Lending activities commenced on May 15, 2007. The loans are generally for a term of one year. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term. For the three months ended March 31, 2009 the total amount of $1,785,529 has been lent, offset by collections received from borrowers, under the short term commercial loans in the amount of $1,298,709. Loans ranging in size from $50,000 to $1,020,000 were concluded at stated interest rates of 12% to 16%, but often at higher effective rates based upon points or other up-front fees.  The Company uses its own employees, outside lawyers and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions.   Outside appraisers are also employed to assist the Company’s officials in evaluating the worth of collateral.

To date, the Company has not experienced any defaults and none of the loans previously made have been non-collectable, although no assurances can be given that existing or future loans may not go into default or prove to be non-collectable in the future.

At March 31, 2009, the Company was committed to an additional $350,000 in construction loans that can be drawn by the borrower when certain conditions are met.

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

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Total revenue

Total revenues for the three month period ended March 31, 2009 were approximately $232,000 compared to approximately $165,000 for the three month period ended March 31, 2008 an increase of $67,000 or 41%.  The increase in revenue represents an increase in lending operations since the formation of the lending business (on May 15, 2007). In 2009, $194,000 of the Company’s revenue represents interest income on the short and long term secured commercial loans that the Company offers to small businesses compared to $147,000 for the same period in 2008, and $38,000 represents origination fees on such loans compared to $18,000 for the same period in 2008. Loans are secured by collateral such as real estate, receivables, and marketable securities and generally are accompanied by personal guarantees from the principals of the businesses.

Web Development costs

Web development costs for the three month periods ended March 31, 2009 and 2008 were $0 and $12,336, respectively. These costs are attributable to the amortization of nextyellow.com capitalized web development costs. The decrease in web development expenses is attributable to the fact that as of December 31, 2008 the Company decided that there is no value to the web development costs and therefore wrote off the remaining amortized balance as of that date.

General and administrative costs

General and administrative expenses for the three month period ended March 31, 2009 were $133,263 compared to $160,422 for the three month period ended March 31, 2008, representing a decrease of $27,159, or 16.9%.  This decrease is primarily attributable to a decrease in professional fees of approximately $20,000, mainly due to a decrease in legal expenses and accounting expenses, a decrease in compensation expenses of approximately $7,000 mainly due to a decline in the share price in connection with non-cash compensation expenses and a decrease of approximately $6,000 in hosting and maintenance expenses of Nextyellow’s website, offset by an increase in payroll expenses of approximately $7,000. We expect our general and administrative expenses to slightly increase as a result of ongoing expenses related to reporting obligations and compliance, such as those mandated by the Sarbanes-Oxley Act.

Other income

For the three month period ended March 31, 2009 we had other income in the amount of approximately $9,000, which consisted of dividends and interest income, compared to other income of approximately $64,000 for the three month period ended March 31, 2008 which consisted of dividends and interest income of approximately $25,000, a referral fee of $29,000 and $10,000 in connection with sale of a listing of potential customers of the Nextyellow website.

Income tax (expense) benefit

For the three month period ended March 31, 2009 we had income tax expense of approximately $22,000 compared to income tax benefit of approximately $10,000 for the three month period ended March 31, 2008.

Discontinued operations

On April 20, 2006, the Company sold its remaining directories business for (i) $291,667 paid in cash at closing; (ii) a promissory note in the amount of $613,333 payable in 24 consecutive monthly installments of $25,556 each bearing interest, at 5% per annum; and (iii) the Buyer’s assumption of liabilities relating to the directories business.  The Company has been recording gains on the 2006 sale of the directories business under the installment method in proportion to the payments received. Therefore the Company has recorded gains on this sale in the amount of $0 and $72,917 for the periods ended March 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

At March 31, 2009, we had cash and cash equivalents and marketable securities of approximately $977,000 and working capital of approximately $6,926,000 as compared to cash and cash equivalents and marketable securities of approximately $1,384,000 and working capital of $6,663,000 at December 31, 2008. The decrease in cash and cash equivalents and marketable securities primarily reflects the making of short and long term commercial loans in the total amount of $1,786,000, offset by proceeds of collection of these loans in the amount $1,299,000. The increase in working capital is primarily attributable to a long term loan in a prior period becoming due in the current period, offset by an increase in income tax payable.

Net cash provided by operating activities was approximately $120,000 for the three months ended March 31, 2009, as compared to approximately $73,000 for the same period in 2008. The increase in net cash provided by operating activities primarily results from the increase in income from continuing operations, an increase in account payable and accrued expenses and increase in income tax payable.

Net cash used in investing activities was approximately $487,000 for the three months ended March 31, 2009, compared to net cash used in investing activities of approximately $729,000 for the period ended March 31, 2008. Net cash used in investing activities consisted primarily of the issuance of the Company’s short term commercial loans in the amount of $1,786,000, offset by collection of these loans in the amount of $1,299,000. In the period ended March 31, 2008 net cash used in investing activities consisted primarily of the issuance of the Company’s short term commercial loans in the amount of $957,000, offset by collection of these loans in the amount of $1,330,000, the investment in an insurance annuity contract in the amount of $1,175,000 and installment payments received in connection with the 2006 sale of the directories business in the amount of $73,000.

Net cash provided by financing activities for the three months ended March 31, 2009 was $0 as compared to $314,000 for the period ended March 31, 2008. Net cash provided by financing activities in the period ended March 31, 2008 reflects the use of the Company’s credit line.

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

Changes to Critical Accounting Policies and Estimates

Our critical accounting polices and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

(a)	Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2009, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within our organization, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

None

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

Manhattan Bridge Capital, Inc. (Registrant)

Date: May 12, 2009	By: /s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2009	By: /s/ Inbar Evron-Yogev
Inbar Evron-Yogev, Chief Financial Officer
( Principal Financial and Accounting Officer)