Form 10-Q
period 2009-06-30
MANHATTAN BRIDGE CAPITAL, INC
filed 2009-08-03
CIK 1080340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________________ to ______________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        ☒ Yes☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes☒ No

As of August 3, 2009, the Issuer had a total of 3,325,760 shares of Common Stock, $.001 par value, outstanding.

MANHATTAN BRIDGE CAPITAL, INC.
TABLE OF CONTENTS

(i)

PART I.               FINANCIAL INFORMATION

ITEM 1.              CONSOLIDATED FINANCIAL STATEMENTS

         MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	June 30, 2009 (Unaudited)	December 31,2008 (Audited)
Assets
Current assets:
Cash and cash equivalents	$96,790	$884,296
Investment in marketable securities	359,251	499,207
Total cash and cash equivalents and investment in marketable securities at fair value	456,041	1,383,503

Short term loans	6,896,177	5,362,060
Interest receivable on short term loans	91,696	79,674
Due from purchaser	23,881	23,881
Other current assets	36,659	8,813
Total current assets	7,504,454	6,857,931

Long term loans	—	200,000
Property and equipment, net	6,976	9,421
Security deposit	17,515	17,515
Investment in privately held company, at cost	100,000	100,000

Total assets	$7,628,945	$7,184,867

Liabilities and Shareholders’ Equity
Current liabilities:
Line of Credit	$158,028	$—
Accounts payable and accrued expenses	94,058	130,375
Deferred origination fees	97,965	53,106
Income taxes payable	62,182	11,104
Total current liabilities	412,233	194,585

Commitments and contingencies
Shareholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; no shares issued	—	—
Common shares - $.001 par value; 25,000,000 authorized; 3,405,190 issued and 3,325,760 outstanding	3,405	3,405
Additional paid-in capital	9,445,520	9,399,861
Treasury stock, at cost- 79,430 shares	(239,944)	(239,944)
Accumulated other comprehensive income (loss)	5,073	(30,088)
Accumulated deficit	(1,997,342)	(2,142,952)
Total shareholders’ equity	7,216,712	6,990,282

Total liabilities and shareholders’ equity	$7,628,945	$7,184,867

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Interest income from short term loans	$203,917	$163,924	$397,615	$311,385
Origination fees	45,666	14,808	83,945	32,633
Subscription revenues, net	—	43	—	100
Total Revenue	249,583	178,775	481,560	344,118

Operating costs and expenses:
Web development expenses	—	12,336	—	24,672
General and administrative expenses	171,840	148,759	305,103	309,182
Total operating costs and expenses	171,840	161,095	305,103	333,854

Income from operations	77,743	17,680	176,457	10,264

Interest and dividend income	6,614	16,371	15,838	41,122
Realized (loss) gain on marketable securities	(5,940)	18,122	(5,940)	18,122
Realized gain on marketable securities that were previously marked down	18,658	—	18,658	—
Other income	—	—	—	39,000
Total other income	19,332	34,493	28,556	98,244

Income from continuing operations before income tax (expense) benefit	97,075	52,173	205,013	108,508
Income tax (expense) benefit	(37,074)	—	(59,403)	10,489
Income from continuing operations	60,001	52,173	145,610	118,997
Discontinued Operations:
Gain on the sale of the Directories business (net of tax effect of 0 in 2008)	—	—	—	72,917
Income from discontinued operations	—	—	—	72,917
Net Income	$60,001	$52,173	$145,610	$191,914

Basic net income per common share outstanding:
Continuing operations	$0.02	$0.02	$0.04	$0.04
Discontinued operations	—	—	—	0.02
Net income per common share-Basic	$0.02	$0.02	$0.04	$0.06
Diluted net income per common share outstanding:
Continuing operations	$0.02	$0.02	$0.04	$0.04
Discontinued operations	—	—	—	0.02
Net income per common share- Diluted	$0.02	$0.02	$0.04	$0.06
Weighted average number of common shares outstanding
—Basic	3,325,760	3,236,460	3,325,760	3,236,460
—Diluted	3,328,942	3,237,406	3,325,980	3,238,215

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$145,610	$191,914
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on the sale of Jewish Directories	—	(72,917)
Depreciation and amortization	2,445	27,065
Non cash compensation expense	45,659	52,688
Realized loss (gain) on sale of marketable securities	5,940	(18,122)
Realized gain on marketable securities that were previously marked down	(18,658)	—
Changes in operating assets and liabilities:
Interest receivable on short term loans	(12,022)	(12,062)
Due from purchaser	—	20,000
Other current and non current assets	(27,846)	(21,990)
Accounts payable and accrued expenses	(36,316)	(40,918)
Deferred origination fees	44,859	15,299
Income tax payable	51,078	—
Net cash provided by operating activities	200,749	140,957

Cash flows from investing activities:
Proceeds from sale of marketable securities, auction rate securities and annuity contract	187,834	1,670,388
Investment in marketable securities, auction rate securities and annuity contract	—	(1,175,000)
Issuance of short term and long term loans	(4,058,604)	(2,221,123)
Collection received from short term loans	2,724,487	2,000,149
Cash received on sale of Jewish Directories	—	97,222
Net cash (used in) provided by investing activities	(1,146,283)	371,636

Cash flows from financing activities:
Use of line of credit	158,028	—
Net cash provided by financing activities	158,028	—

Net (decrease) increase in cash	(787,506)	512,593
Cash and cash equivalents, beginning of the year	884,296	621,724
Cash and cash equivalents, end of period	$96,790	$1,134,317

Supplemental Cash Flow Information:
Taxes paid during the period	$8,325	$5,766
Interest paid during the period	$72	$4,356

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

1.             THE COMPANY

          The accompanying unaudited consolidated financial statements of Manhattan Bridge Capital, Inc. a New York corporation formerly DAG Media, Inc. (referred to herein as “Manhattan Bridge Capital” “we”, “us” “our” or “the Company”) included have been prepared by us in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2008 and the notes thereto included in our Form 10-K.  Results of consolidated operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year. All material intercompany accounts and transactions have been eliminated.

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

The Company provides short term, secured, non–banking commercial loans to small businesses.    In addition, our subsidiary, DAG Interactive, Inc. (“DAG Interactive”), has developed innovative software and a related web site that allows retail businesses and other service providers to reach prospective customers and clients for their goods and services in a more effective way than traditional on-line and print yellow pages.

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

Origination fee revenue on short term commercial loans is amortized over the term of the respective loan.

     Marketable securities and the investment in an insurance annuity contract are reported at fair value and are classified as available-for-sale. Unrealized gains and losses from those securities are reported as a separate component of shareholders’ equity, net of the related tax effect. Realized gains and losses are determined on a specific identification basis. None of the assets classified as marketable securities constitute investments in debt securities. Accordingly, no additional disclosure is needed under paragraph 20 of Statement of Financial Accounting Standards (“SFAS”) 115, Accounting for Certain Investments in Debt and Equity Securities.

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

Cash equivalents and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy.  Our Level 1 investments are valued using quoted market prices in active markets.  Our Level 2 investments are valued using broker or dealer quotations for similar assets and liabilities.  As of June 30, 2009 our Level 1 investments consisted of cash, money market accounts and marketable securities in the amount of approximately $456,000 and were recorded as cash and cash equivalents and marketable securities in our consolidated balance sheet.

On January 8, 2008 and February 11, 2008 we purchased 7 days auction rate securities issued by two different mutual funds in the total amount of $1,175,000. All of the auction rate securities were ultimately redeemed by the mutual funds during 2008. As of June 30 and December 31, 2008 there were no auction rate securities outstanding.

2.             RECENT TECHNICAL ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued three related new FASB Staff Positions (FSPs) all of which impact the accounting and disclosure related to certain financial instruments:

(i)
FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased.  It also includes guidance on identifying circumstances that indicate a transaction is not orderly.

(ii)
 FSP FAS 115-2 and FAS 124-2, "Recognition of Other-Than-Temporary Impairment" amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.

(iii)
FSP FAS 107-1 and APB 28-1 "Interim Disclosures about Fair Value of Financial Instruments" amends FASB Statement No. 107 to require disclosures about the fair value of financial instruments on an interim basis in addition to the annual disclosure requirements.

All three FSPs are required to be adopted for interim periods ending after June 15, 2009. The adoption of these Staff Positions during the three months ended June 30, 2009 had no material effect on the Company’s consolidated results of operations, financial position or liquidity.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. SFAS 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The disclosure is required in financial statements for interim and annual periods ending after June 15, 2009. The Company has performed an evaluation of subsequent events through August 3, 2009, which is the day the financial statements were issued.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 also replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” given that once in effect, the Codification will carry the same level of authority. The Company does not anticipate that the adoption of this statement will have a material impact on its financial statement disclosures.

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

The numerator in calculating both basic and diluted earnings per common share for each period is the reported net income.  The denominator is based on the following weighted average number of common shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic	3,325,760	3,236,460	3,325,760	3,236,460
Incremental shares for assumed conversion of options	3,182	946	220	1,755
Diluted	3,328,942	3,237,406	3,325,980	3,238,215

719,780 and 704,245 stock options were not included in the diluted earnings per share calculation for the six month periods ended June 30, 2009 and June 30, 2008, respectively, as their effect would have been anti-dilutive.

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

Share based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2009 were $30,676 and $45,659, respectively. Share based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2008 were $30,772 and $52,688, respectively.

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

The fair value of each option is estimated on the date of grant using Black-Scholes option-pricing model with the following weighted-average share assumptions used for grants in 2009 and 2008, respectively: (1) expected life of 5 years; (2) no annual dividend yield; (3) expected volatility 62% to 70%; and (4) risk free interest rate of 1.5% to 5.1%.

The following summarizes stock option activity for 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	615,000	$2.51
Granted	175,000	0.77
Exercised	—	—
Forfeited	(70,000)	4.13
Outstanding at June 30, 2009	720,000	$1.93	2.72	$663,404
Vested and exercisable at June 30, 2009	597,329	$2.15	2.35	$615,462

The weighted-average fair value of each option granted during the three month periods ended June 30, 2009 and 2008, estimated as of the grant date using the Black-Scholes option valuation model, was $0.37 per option and $0.49 per option, respectively

5.	LINES OF CREDIT

The Company established a line of credit with Smith Barney.  The line of credit provides for maximum borrowings in the amount of up to 50% of the value of the Company's marketable securities held by Smith Barney.  This line bears interest at the prime rate minus .75%. During the three month period ended June 30, 2009 the Company used $158,028 from its line, which amount remains outstanding as of June 30, 2009. During the first quarter of 2008 the Company used $96,271 from its line, which was paid during the second quarter of 2008.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company offers short-term secured commercial loans to small businesses.  Loans are secured by collateral such as real estate, receivables, and marketable securities and, generally, accompanied by personal guarantees from the principals of the businesses.  Lending activities commenced on May 15, 2007. The loans are generally for a term of one year. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term. For the three and six months ended June 30, 2009 the total amounts of $2,273,075 and $4,058,604, respectively have been lent, offset by collections received from borrowers, under the short term commercial loans in the amount of $1,425,778 and $2,724,487, respectively. Loans ranging in size from $50,000 to $1,020,000 were concluded at stated interest rates of 12% to 16%, but often at higher effective rates based upon points or other up-front fees.  The Company uses its own employees, outside lawyers and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions.   Outside appraisers are also employed to assist the Company’s officials in evaluating the worth of collateral.

To date, the Company has not experienced any defaults and none of the loans previously made have been non-collectable, although no assurances can be given that existing or future loans may not go into default or prove to be non-collectable in the future.

At June 30, 2009, the Company was committed to an additional $538,000 in construction loans that can be drawn by the borrower when certain conditions are met.

In addition, our subsidiary DAG Interactive, Inc. (“DAG Interactive”) has developed innovative software and a related web site that allows retail businesses and other service providers to reach prospective customers and clients for their goods and services in a more effective way than traditional on-line and print yellow pages.

DAG Interactive’s roll-out and full scale marketing of Nextyellow continues to await new funding for this operation, preferably at the subsidiary level, or reaching agreement with a marketing partner. Accordingly, the Company wrote off the remainder of capitalized development costs attributed to Nextyellow in 2008.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenue

Total revenues for the three month period ended June 30, 2009 were approximately $250,000 compared to approximately $179,000 for the three month period ended June 30, 2008, an increase of $71,000 or 39.7%. The increase in revenue represents an increase in lending operations. For the three month period ended June 30, 2009, $204,000 of the Company’s revenue represents interest income on the short term secured commercial loans that the Company offers to small businesses compared to $164,000 for the same period in 2008, and $46,000 represents origination fees on such loans compared to $15,000 for the same period in 2008. Loans are secured by collateral such as real estate, receivables, and marketable securities and generally are accompanied by personal guarantees from the principals of the businesses.

Web development costs

Web development costs for the three month period ended June 30, 2008 were $12,336. These costs are attributable to the amortization of Nextyellow.com’s capitalized web development costs. There were no web development costs during the three month period ended June 30, 2009 due to the fact that as of December 31, 2008 the Company decided that these web development costs were not recoverable and therefore wrote off the remaining unamortized balance as of that date.

General and administrative costs

General and administrative expenses for the three month period ended June 30, 2009 were approximately $172,000 compared to approximately $149,000 for the three month period ended June 30, 2008. This increase is primarily attributable to an increase in professional fees of approximately $11,000, a result of the Company entering into an engagement with a consulting firm during the quarter in order to help the Company to become a member on the Federal Deposit Insurance Corporation (“FDIC”) and an increase in payroll expenses of approximately $9,000.

Other income

For the three month period ended June 30, 2009 we had other income in the amount of approximately $19,000, consisting mainly of dividend and interest income of approximately $7,000, a realized gain on the sale of marketable securities that were previously marked down of approximately $19,000, offset by realized losses on marketable securities in the amount of approximately $6,000, compared to other income of approximately $34,000 for the three month period ended June 30, 2008 which consisted mainly of a realized gain on the maturity of an annuity contract of approximately $18,000 and dividend and interest income of approximately $16,000.

Income tax expense

For the three month period ended June 30, 2009 we had income tax expense of approximately $37,000.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2009

Revenue

Total revenues for the six month period ended June 30, 2009 were approximately $482,000 compared to approximately $344,000 for the six month period ended June 30, 2008, an increase of $138,000, or 40.1%. The increase in revenue represents an increase in lending operations since the formation of the lending business (on May 15, 2007). Revenue of approximately $398,000 for the six month period ended June 30, 2009, compared to approximately $311,000 for the six month period ended June 30, 2008, represents interest income on the short and long term secured commercial loans that the Company offers to small businesses, and $83,000 represents origination fees on such loans compared to $33,000 for the same period in 2008. Loans are secured by collateral such as real estate, receivables, and marketable securities and generally are accompanied by personal guarantees from the principals of the businesses.

Web development costs

Web development costs for the six month period ended June 30, 2008 were $24,672. These costs are attributable to the amortization of Nextyellow.com’s capitalized web development costs. There were no web development costs during the six month period ended June 30, 2009 due to the fact that as of December 31, 2008 the Company decided that these web development costs were not recoverable and therefore wrote off the remaining unamortized balance as of that date.

General and administrative costs

General and administrative expenses for the six month period ended June 30, 2009 were approximately $305,000 compared to approximately $309,000 for the six month period ended June 30, 2008. This decrease is primarily attributable to a decrease in professional fees of approximately $9,000, mainly due to a decrease in legal expenses and accounting expenses, a decrease in compensation expenses of approximately $7,000 mainly due to a decline in the share price in connection with non-cash compensation expenses, and a decrease of approximately $6,000 in hosting and maintenance expenses of Nextyellow’s website, offset by an increase in payroll expenses of approximately $17,000.

Other income

For the six month period ended June 30, 2009 we had other income in the amount of approximately $29,000, which consisted mainly of dividend and interest income of approximately $16,000, a realized gain on the sale of marketable securities that were previously marked down of approximately $19,000, offset by realized losses on marketable securities in the amount of approximately $6,000, compared to other income of approximately $98,000 for the six month period ended June 30, 2008, which consisted mainly of dividend and interest income of approximately $41,000, realized gains on marketable securities of approximately $18,000, a referral fee of $29,000 and $10,000 in connection with sale of a listing of potential customers of the Nextyellow website.

Income tax (expense) benefit

For the six month period ended June 30, 2009 we had income tax expense of approximately $59,000 compared to an income tax benefit of approximately $10,000 for the six month period ended June 30, 2008.

Discontinued operations

On April 20, 2006, the Company sold its remaining directories business for (i) $291,667 paid in cash at closing; (ii) a promissory note in the amount of $613,333 payable in 24 consecutive monthly installments of $25,556 each bearing interest, at 5% per annum; and (iii) the Buyer’s assumption of liabilities relating to the directories business.  The Company has been recording gains on the 2006 sale of the directories business under the installment method in proportion to the payments received. Therefore the Company has recorded gains on this sale in the amount of $0 and $72,917 for the six month periods ended June 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

At June 30, 2009, we had cash and cash equivalents and marketable securities of approximately $456,000 and working capital of approximately $7,092,000 as compared to cash and cash equivalents and marketable securities of approximately $1,384,000 and working capital of $6,663,000 at December 31, 2008. The decrease in cash and cash equivalents and marketable securities primarily reflects the making of short and long term commercial loans in the total amount of $4,058,604, offset by collections received from borrowers, under the short term commercial loans in the amount of $2,724,487. The increase in working capital is primarily attributable to the net income of $145,610, a long term loan in a prior period becoming due in the current period, offset by an increase in income tax payable.

For the six month periods ended June 30, 2009 and 2008, net cash provided by operating activities were approximately $201,000 and $141,000, respectively. The increase in net cash provided by operating activities primarily results from the increase in income from continuing operations, an increase in deferred origination fees and an increase in income tax payable, offset by a decrease in amortization of Nextyellow.com’s capitalized web development costs.

Net cash used in investing activities was approximately $1,146,000 for the six months ended June 30, 2009, compared to net cash provided by investing activities of approximately $372,000 for the same period ended June 30, 2008. Net cash used in investing activities consisted primarily of the issuance of the Company’s short term commercial loans in the amount of $4,059,000, offset by collection of these loans in the amount of $2,724,000. In the period ended June 30, 2008 net cash provided by investing activities consisted primarily of collection received from short term commercial loans in the amount of $2,000,000, offset by the issuance of the Company’s short term commercial loans in the amount $2,221,000, proceeds from the sale of an annuity contract and auction rate securities in the amount of $1,670,000, offset by the investment in an insurance annuity contract in the amount of $1,175,000 and    installment payments received in connection with the 2006 sale of the directories business in the amount of $97,000.

Net cash provided by financing activities for the six months ended June 30, 2009 was approximately $158,000 as compared to $0 for the period ended June 30, 2008. This increase in net cash provided by financing activities reflects the use of the Company’s credit line.

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

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.	CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2009, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within our organization, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial that occurred during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

None

ITEM  4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Our annual meeting of shareholders was held on June 23, 2009.

(b)	The following is a list of all nominees for directors of our Company who were elected at the annual meeting and whose term of office continued after the annual meeting:

Assaf Ran
Michael Jackson
Phillip Michals
Eran Goldshmid
Mark Alhadeff
Lyron Bentovim

(c)
There were present at the annual meeting in person or by proxy 3,222,204 shares of our common stock out of a total of 3,325,760 shares of our common stock issued and outstanding and entitled to vote at the annual meeting.

The results of the vote of the shareholders taken at the annual meeting by ballot and by proxy as solicited by us on behalf of the board of directors were as follows:

(i)	The results of the vote taken at the annual meeting for the election of the nominees for our board of directors were as follows:

NAME	VOTES FOR	VOTES WITHHELD
Assaf Ran	3,022,690 Shares	199,514 Shares
Michael Jackson	3,026,906 Shares	195,298 Shares
Phillip Michals	3,026,906 Shares	195,298 Shares
Eran Goldshmid	3,027,006 Shares	195,198 Shares
Mark Alhadeff	2,720,340 Shares	501,864 Shares
Lyron Bentovim	2,720,440 Shares	501,764 Shares

(ii)	A vote was taken on the proposal to approve the Company’s 2009 Stock Option Plan. The results of the vote taken at the annual meeting with respect to such proposal were as follows:

For	Against	Abstain	Broker Non-Votes
1,810,303 shares	333,326 shares	8,000 shares	1,070,575 shares

(iii)
A vote was taken on the ratification of Hoberman, Miller, Goldstein & Lesser, P.C. as independent auditors for the fiscal year ending December 31, 2009.  The results of the vote taken at the annual meeting with respect to such proposal were as follows:

For	Against	Abstain
3,218,375 shares	3,308 shares	521 shares

ITEM 6.           EXHIBITS

Exhibit No.	Description

31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act (filed herewith)

31.2*	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act (filed herewith)

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act (furnished herewith)

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act (furnished herewith)

* Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Manhattan Bridge Capital, Inc. (Registrant)

Date: August 3, 2009	By: /s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2009	By: /s/ Inbar Evron-Yogev
Inbar Evron-Yogev, Chief Financial Officer
( Principal Financial and Accounting Officer)