Form 10-Q
period 2009-09-30
MANHATTAN BRIDGE CAPITAL, INC
filed 2009-11-02
CIK 1080340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________________ to _________________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes ☒ No

As of November 2, 2009, the Issuer had a total of 3,325,760 shares of Common Stock, $.001 par value, outstanding.

MANHATTAN BRIDGE CAPITAL, INC.
TABLE OF CONTENTS

(i)

PART I.          FINANCIAL INFORMATION

ITEM 1.        CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Assets
Current assets:
Cash and cash equivalents	$239,874	$884,296
Investment in marketable securities	361,176	499,207
Total cash and cash equivalents and investment in marketable securities at fair value	601,050	1,383,503

Short term loans	6,964,627	5,362,060
Interest receivable on short term loans	119,197	79,674
Due from purchaser	—	23,881
Other current assets	28,443	8,813
Total current assets	7,713,317	6,857,931

Long term loans	—	200,000
Property and equipment, net	6,216	9,421
Security deposit	17,515	17,515
Investment in privately held company, at cost	100,000	100,000

Total assets	$7,837,048	$7,184,867

Liabilities and Shareholders’ Equity
Current liabilities:
Line of Credit	$156,582	$—
Accounts payable and accrued expenses	97,103	130,375
Deferred origination fees	99,636	53,106
Income taxes payable	92,182	11,104
Total liabilities, all current	445,503	194,585

Commitments and contingencies
Shareholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; no shares issued	—	—
Common shares - $.001 par value; 25,000,000 authorized; 3,405,190 issued and 3,325,760 outstanding	3,405	3,405
Additional paid-in capital	9,461,141	9,399,861
Treasury stock, at cost- 79,430 shares	(239,944)	(239,944)
Accumulated other comprehensive income (loss)	80,692	(30,088)
Accumulated deficit	(1,913,749)	(2,142,952)
Total shareholders’ equity	7,391,545	6,990,282

Total liabilities and shareholders’ equity	$7,837,048	$7,184,867

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Interest income from short term loans	$235,249	$177,650	$632,864	$489,035
Origination fees	53,359	22,438	137,304	55,071
Subscription revenues, net	—	38	—	138
Total Revenue	288,608	200,126	770,168	544,244

Operating costs and expenses:
Web development expenses	—	12,336	—	37,008
General and administrative expenses	148,164	143,520	453,267	452,702
Total operating costs and expenses	148,164	155,856	453,267	489,710

Income from operations	140,444	44,270	316,901	54,534

Interest and dividend income	3,581	17,885	19,419	59,007
Realized (loss) gain on marketable securities	—	—	(5,940)	18,122
Realized (loss) gain on marketable securities that were previously marked down	(8,004)	—	10,654	—
Other income	—	—	—	39,000
Total other (expenses) income	(4,423)	17,885	24,133	116,129

Income from continuing operations before income tax expense	136,021	62,155	341,034	170,663
Income tax expense	(52,428)	(13,346)	(111,831)	(2,857)

Income from continuing operations	83,593	48,809	229,203	167,806
Discontinued Operations:
Gain on the sale of the Directories business (net of tax effect of 0 in 2008)	—	—	—	72,917
Income from discontinued operations	—	—	—	72,917
Net Income	$83,593	$48,809	$229,203	$240,723

Basic net income per common share outstanding:
Continuing operations	$0.03	$0.02	$0.07	$0.05
Discontinued operations	—	—	—	0.02
Net income per common share-Basic	$0.03	$0.02	$0.07	$0.07
Diluted net income per common share outstanding:
Continuing operations	$0.03	$0.02	$0.07	$0.05
Discontinued operations	—	—	—	0.02
Net income per common share- Diluted	$0.03	$0.02	$0.07	$0.07
Weighted average number of common shares outstanding
—Basic	3,325,760	3,236,460	3,325,760	3,236,460
—Diluted	3,333,628	3,237,953	3,327,364	3,238,121

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$229,203	$240,723
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on the sale of discontinued operations	—	(72,917)
Depreciation and amortization	3,205	40,624
Non cash compensation expense	61,280	79,032
Realized loss (gain) on sale of marketable securities	5,940	(18,122)
Realized gain on marketable securities that were previously marked down	(10,654)	—
Changes in operating assets and liabilities:
Interest receivable on short term loans	(39,523)	(23,508)
Due from purchaser	23,881	35,000
Other current and non current assets	(19,630)	(7,435)
Accounts payable and accrued expenses	(33,272)	(38,670)
Deferred origination fees	46,530	58,061
Income taxes payable	81,078	9,104
Net cash provided by operating activities	348,038	301,892

Cash flows from investing activities:
Proceeds from sale of marketable securities, auction rate securities and annuity contract	253,525	1,844,070
Investment in marketable securities, auction rate securities and annuity contract	—	(1,175,000)
Issuance of short term and long term loans	(4,988,030)	(4,543,977)
Collection received from short term loans	3,585,463	3,166,897
Cash received on sale of Jewish Directories	—	97,222
Net cash used in investing activities	(1,149,042)	(610,788)

Cash flows from financing activities:
Use of line of credit	156,582	—
Net cash provided by financing activities	156,582	—

Net decrease in cash	(644,422)	(308,896)
Cash and cash equivalents, beginning of the year	884,296	621,724
Cash and cash equivalents, end of period	$239,874	$312,828

Supplemental Cash Flow Information:
Taxes paid during the period	$30,753	$11,465
Interest paid during the period	$746	$4,421

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

1.             THE COMPANY

          The accompanying unaudited consolidated financial statements of Manhattan Bridge Capital, Inc. a New York corporation formerly DAG Media, Inc. (referred to herein as “Manhattan Bridge Capital” “we”, “us” “our” or “the Company”) have been prepared by  the Company in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2008 and the notes thereto included in the Company’s Form 10-K.  Results of consolidated operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year. All material intercompany accounts and transactions have been eliminated.

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

Cash equivalents and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy.  The Company’s Level 1 investments are valued using quoted market prices in active markets.  The Company’s Level 2 investments are valued using broker or dealer quotations for similar assets and liabilities.  As of September 30, 2009  the Company’s Level 1 investments consisted of cash, money market accounts and marketable securities in the amount of approximately $601,000 and were recorded as cash and cash equivalents and marketable securities in  the Company’s consolidated balance sheet.

On January 8, 2008 and February 11, 2008 the Company purchased 7 day auction rate securities issued by two different mutual funds in the total amount of $1,175,000. All of the auction rate securities were ultimately redeemed by the mutual funds during 2008. As of September 30, 2009 and December 31, 2008 there were no auction rate securities outstanding.

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

All three FSPs are required to be adopted for interim periods ending after June 15, 2009. The adoption of these Staff Positions during the three months ended September 30, 2009 had no material effect on the Company’s consolidated results of operations, financial position or liquidity.

In December 2007, the FASB simultaneously issued SFAS No. 141R, “Business Combinations (2007 Amendment),” and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51.”  Both standards update United States guidance on accounting for “noncontrolling interests,” sometimes referred to as minority interests, which interests represent a portion of a subsidiary not attributable, directly or indirectly, to a parent. FASB and the International Accounting Standards Board (“IASB”) have been working together to promote international convergence of accounting standards. Prior to promulgation of these new standards there were specific areas in accounting for business acquisitions in which conversion was not achieved. The objective of both standards is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in “business combinations” and consolidated financial statements by establishing accounting and reporting standards. In business combinations it is accomplished by establishing principles and requirements concerning how an “acquirer” recognizes and measures identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree, as well as goodwill acquired in the combination or gain from a bargain purchase; and determines information to be disclosed to enable users to evaluate the nature and effects of business combinations. In consolidated financial statements the standards require: identification of ownership interests held in subsidiaries by parties other than the parent be clearly identified, labeled and presented in consolidated financial position within equity (rather than “mezzanine” between liabilities and equity) separately from amounts attributed to the parent, with net income attributable to the parent and to the minority interest clearly identified and presented on the face of consolidated statements of income. The standards also provide guidance in situations where the parent’s ownership interest in a subsidiary changes while the parent retains its controlling financial interest. The standard also provides guidance on recording a gain or loss based on fair value in situations involving deconsolidation of a subsidiary. Entities must provide sufficient disclosures that distinguish between interests of the parent and that of the noncontrolling interest. Both standards are effective for fiscal years and interim periods beginning on or after December 15, 2008 (that is January 1, 2009) for entities with calendar years. Earlier adoption is prohibited. The standards shall be applied prospectively as of the beginning of the fiscal year in which initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The adoption of these standards did not have a material effect on  the Company’s consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS 161 amends SFAS 133 and changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”).

 More specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. SFAS 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The disclosure is required in financial statements for interim and annual periods ending after June 15, 2009. The Company has performed an evaluation of subsequent events through November 2, 2009, which is the day the financial statements were issued.

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

The numerator in calculating both basic and diluted earnings per common share for each period is the reported net income.  The denominator is based on the following weighted average number of common shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic	3,325,760	3,236,460	3,325,760	3,236,460
Incremental shares for assumed conversion of options	7,868	1,493	1,604	1,661
Diluted	3,333,628	3,237,953	3,327,364	3,238,121

697,396 and 613,339 stock options were not included in the diluted earnings per share calculation for the nine month periods ended September 30, 2009 and 2008, respectively, as their effect would have been anti-dilutive.

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

Share based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2009 were $15,621 and $61,280, respectively. Share based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2008 were $26,344 and $79,032, respectively.

The exercise price of options granted under  the Company’s stock option plan may not be less than the fair market value on the date of grant.  The options may vest over a period not to exceed ten years.  Stock options under  the Company’s stock option plan may be awarded to officers, key-employees, consultants and non-employee directors of the Company.  Under  the Company’s stock option plan, every non-employee director of the Company is granted 7,000 options upon first taking office, and then 7,000 upon each additional year in office. The objectives of The Company’s stock option plan include attracting and retaining key personnel, providing for additional performance incentives and promoting the success of the Company by increasing the efforts of such officers, employees, consultants and directors. The Company’s stock option plan is the only plan that the Company has adopted with stock options available for grant.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average share assumptions used for grants in 2009 and 2008, respectively: (1) expected life of 5 years; (2) no annual dividend yield; (3) expected volatility 62% to 70%; and (4) risk free interest rate of 1.5% to 5.1%.

The following summarizes stock option activity for 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	615,000	$2.51
Granted	175,000	0.77
Exercised	—	—
Forfeited	(91,000)	4.04
Outstanding at June 30, 2009	699,000	$1.87	2.55	$624,353
Vested and exercisable at June 30, 2009	576,329	$2.10	2.19	$576,411

The weighted-average fair value of each option granted during the nine month periods ended September 30, 2009 and 2008, estimated as of the grant date using the Black-Scholes option valuation model, was $0.37 per option and $0.49 per option, respectively.

5.    LINES OF CREDIT

The Company established a line of credit with Smith Barney.  The line of credit provides for maximum borrowings in the amount of up to 50% of the value of the Company's marketable securities held by Smith Barney.  This line bears interest at the prime rate minus .75%. During the nine month period ended September 30, 2009 the Company used $156,582 from its line, which amount remains outstanding as of September 30, 2009. During the first quarter of 2008 the Company used $96,271 from its line, which was paid during the second quarter of 2008.

In addition the Company established a line of credit with Park Avenue Bank. The line of credit provides for maximum borrowings in the amount of up to $300,000, the line bears fixed interest at the rate of 9%.

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

We offer short-term secured commercial loans to small businesses.  Loans are secured by collateral such as real estate, receivables, and marketable securities and, generally, accompanied by personal guarantees from the principals of the businesses.  The loans are generally for a term of one year. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term. For the three and nine months ended September 30, 2009 the total amounts of $929,426 and $4,988,030, respectively, have been lent, offset by collections received from borrowers, under the short term commercial loans in the amount of $860,976 and $3,585,463, respectively. Loans ranging in size from $50,000 to $1,020,000 were concluded at stated interest rates of 12% to 16%, but often at higher effective rates based upon points or other up-front fees. We use our own employees, outside lawyers and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions.   Outside appraisers are also employed to assist our officials in evaluating the worth of collateral.

To date, we have not experienced any defaults and none of the loans previously made have been non-collectable, although no assurances can be given that existing or future loans may not go into default or prove to be non-collectable in the future.

At September 30, 2009, we were committed to an additional $1,343,000 in construction loans that can be drawn by the borrower when certain conditions are met.

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenue

Total revenues for the three month period ended September 30, 2009 were approximately $289,000 compared to approximately $200,000 for the three month period ended September 30, 2008, an increase of $89,000 or 44.5%. The increase in revenue represents an increase in lending operations. For the three month period ended September 30, 2009, $235,000 of our revenue represents interest income on the short term secured commercial loans that we offer to small businesses compared to $178,000 for the same period in 2008, and $54,000 represents origination fees on such loans compared to $22,000 for the same period in 2008. Loans are secured by collateral such as real estate, receivables, and marketable securities and generally are accompanied by personal guarantees from the principals of the businesses.

Web development costs

Web development costs for the three month period ended September 30, 2008 were $12,336. These costs are attributable to the amortization of Nextyellow.com’s capitalized web development costs. There were no web development costs during the three month period ended September 30, 2009 due to the fact that as of December 31, 2008 we decided that these web development costs were not recoverable and therefore wrote off the remaining  unamortized balance as of that date.

General and administrative costs

General and administrative expenses for the three month period ended September 30, 2009 were approximately $148,000 compared to approximately $144,000 for the three month period ended September 30, 2008. This increase is primarily attributable to an increase in payroll expenses of approximately $14,000, offset by a decrease in stock based compensation expenses of approximately $11,000, mainly due to a decline in the share price and a decline in the risk free interest rate in connection with non-cash compensation.

Other income

For the three month period ended September 30, 2009 we had net other expenses in the amount of approximately $4,000, consisting mainly of dividend and interest income of approximately $4,000, offset by a realized loss on the sale of marketable securities that were previously marked down of approximately $4,000, offset by realized losses on marketable securities in the amount of approximately $8,000, compared to other income of approximately $18,000 for the three month period ended September 30, 2008 which consisted of dividend and interest income.

Income tax expense

For the three month period ended September 30, 2009 we had income tax expense of approximately $52,000.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenue

Total revenues for the nine month period ended September 30, 2009 were approximately $770,000 compared to approximately $544,000 for the nine month period ended September 30, 2008, an increase of $226,000, or 41.5%. The increase in revenue represents an increase in lending operations since the formation of the lending business. Revenue of approximately $633,000 for the nine month period ended September 30, 2009, compared to approximately $489,000 for the same period in 2008, represents interest income on the short and long term secured commercial loans that we offer to small businesses, and $137,000 represents origination fees on such loans compared to $55,000 for the same period in 2008. Loans are secured by collateral such as real estate, receivables, and marketable securities and generally are accompanied by personal guarantees from the principals of the businesses.

Web development costs

Web development costs for the nine month period ended September 30, 2008 were $37,008. These costs are attributable to the amortization of Nextyellow.com’s capitalized web development costs. There were no web development costs during the nine month period ended September 30, 2009 due to the fact that as of December 31, 2008 we decided that these web development costs were not recoverable and therefore wrote off the remaining  unamortized balance as of that date.

General and administrative costs

General and administrative expenses for each of the nine month periods ended September 30, 2009 and 2008 were approximately $453,000. The differences between the periods are primarily attributable to a decrease in stock based compensation expenses of approximately $18,000 mainly due to a decline in the share price and a decline in the risk free interest rate in connection with non-cash compensation expenses, a decrease in professional fees of approximately $8,000, mainly due to a decrease in legal expenses and accounting expenses, and a decrease of approximately $9,000 in public relations expenses, offset by an increase in payroll expenses of approximately $34,000.

Other income

For the nine month period ended September 30, 2009 we had other income in the amount of approximately $24,000, which consisted mainly of dividend and interest income of approximately $19,000, a realized gain on the sale of marketable securities that were previously marked down of approximately $11,000, offset by realized losses on marketable securities in the amount of approximately $6,000, compared to other income of approximately $116,000 for the nine month period ended September 30, 2008, which consisted mainly of dividend and interest income of approximately $59,000, realized gains on marketable securities of approximately $18,000, a referral fee of $29,000 and $10,000 in connection with the sale of a listing of potential customers of the Nextyellow website.

Income tax expense

For the nine month period ended September 30, 2009 we had income tax expense of approximately $112,000 and for the nine month period ended September 30, 2008 we had income tax expense of approximately $3,000.

Discontinued operations

On April 20, 2006, we sold our remaining directories business for (i) $291,667 paid in cash at closing; (ii) a promissory note in the amount of $613,333 payable in 24 consecutive monthly installments of $25,556 each bearing interest, at 5% per annum; and (iii) the Buyer’s assumption of liabilities relating to the directories business.  We have been recording gains on the 2006 sale of the directories business under the installment method in proportion to the payments received. Therefore we have recorded gains on this sale in the amount of $0 and $72,917 for the nine month periods ended September 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

At September 30, 2009, we had cash and cash equivalents and marketable securities of approximately $601,000 and working capital of approximately $7,268,000 as compared to cash and cash equivalents and marketable securities of approximately $1,384,000 and working capital of $6,663,000 at December 31, 2008. The decrease in cash and cash equivalents and marketable securities primarily reflects the making of short term commercial loans in the total amount of $4,988,030, offset by collections received from borrowers, under the short term commercial loans in the amount of $3,585,463. The increase in working capital is primarily attributable to the net income of $229,203, a long term loan in a prior period becoming due in the current period, offset by an increase in income tax payable.

For the nine month periods ended September 30, 2009 and 2008, net cash provided by operating activities were approximately $348,000 and $302,000, respectively. The increase in net cash provided by operating activities primarily results from the increase in income from continuing operations and an increase in income tax payable, offset by a decrease in amortization of Nextyellow.com’s capitalized web development costs.

Net cash used in investing activities was approximately $1,149,000 for the nine months ended September 30, 2009, compared to net cash used in investing activities of approximately $611,000 for the period ended September 30, 2008. Net cash used in investing activities consisted primarily of the issuance of the our short term commercial loans in the amount of $4,988,000, offset by collection of these loans in the amount of $3,585,000 and proceeds from sale of marketable securities in the amount of approximately 254,000. In the period ended September 30, 2008 net cash used in investing activities consisted primarily of the issuance of short term commercial loans in the amount of $4,544,000, offset by collection of these loans in the amount of $3,167,000, an investment in an insurance annuity contract in the amount of $1,175,000, offset by proceeds from the sale of an annuity contract and auction rate securities in the amount of $1,844,000 and installment payments received in connection with the 2006 sale of the directories business in the amount of $97,000.

Net cash provided by financing activities for the nine months ended September 30, 2009 was approximately $157,000 as compared to $0 for the period ended September 30, 2008. This increase in net cash provided by financing activities reflects the use of our credit line.

We have not entered into any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.

We anticipate that our current cash balances will be sufficient to fund our operations for the next 12 months.  However, we expect our working capital requirements to increase over the next 12 months as we continue to strive for growth.

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

Item 4T.   CONTROLS AND PROCEDURES

(a)       Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2009, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within our organization, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)       Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial that occurred during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Manhattan Bridge Capital, Inc. (Registrant)

Date: November 2, 2009	By: /s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2009	By: /s/ Inbar Evron-Yogev
Inbar Evron-Yogev, Chief Financial Officer
( Principal Financial and Accounting Officer)