Form 10-K
period 2009-12-31
MANHATTAN BRIDGE CAPITAL, INC
filed 2010-03-16
CIK 1080340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR
.
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐.        No ☑.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐.        No ☑.

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter earlier period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑.        No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to post such files).    Yes ☐.        No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐.        No ☒

The aggregate market value of the Registrant’s voting and non-voting common stock held by non-affiliates of the Registrant on June 30, 2009, computed by reference to the closing price for such common stock on the NASDAQ Global Market on such date, was approximately $1,520,915. (For this computation, the Registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the Registrant and certain other shareholders; such an exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the Registrant.)

As of March 16, 2010 the registrant has a total of 3,324,459 shares of Common Stock outstanding.

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

Products and services

▪ Manhattan Bridge Capital and DAG Funding.

The Company offers short-term secured commercial loans to small businesses.  Loans are secured by collateral such as real estate, receivables, and marketable securities and, generally, accompanied by personal guarantees from the principals of the businesses.  The loans are generally for a term of one year. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term. For the years ended December 31, 2009 and 2008 the total amounts of $7,204,229 and $5,339,756, respectively, have been lent, offset by collections received from borrowers, under the short term commercial loans in the amount of $6,289,668 and $4,090,907, respectively. Loans ranging in size from $50,000 to $1,020,000 were concluded at stated interest rates of 12% to 16%, but often at higher effective rates based upon points or other up-front fees. The Company uses its own employees, outside lawyers and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions.  Outside appraisers are also employed to assist the Company’s officials in evaluating the worth of collateral.  To date, the Company has not experienced any defaults and none of the loans previously made have been non-collectable, although no assurances can be given that existing or future loans may not go into default or prove to be non-collectible in the future.

At December 31, 2009, the Company is committed to an additional $1,822,000 in construction loans that can be drawn by the borrower when certain conditions are met.

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

Website access to Company’s reports and governance documents

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Company’s website at www.manhattanbridgecapital.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Copies of the Company’s annual report are also available, on the Company’s website. Charters of the Company’s Audit Committee, Compensation Committee, and Nominating Committee, along with the Company’s Code of Ethics, are available for viewing on the Company’s website.

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

Employees

As of December 31, 2009, we employed a total of 3 people, including full-time and executive employees. We believe that our relationships with our employees and contractors are good.  None of our employees are represented by a labor union.

Item 1A. Risk Factors

We are exposed to certain risk factors that may affect growth and financial results. The risks and uncertainties described below are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial may also impair our future business operations.

Risks Related to our Business

We have generated only limited revenues from our lending operations

We have generated aggregate revenues of approximately $1.8 million from our lending operations during 2009 and 2008 and there can be no assurance that we can operate on a scale that would permit us to earn substantial income.

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

As of December 31, 2009, our executive officers and directors collectively own approximately 46.80% of the outstanding shares of our common stock or beneficially own 54.70% of the outstanding shares of our common stock, assuming the exercise of options which are currently exercisable or will become exercisable within 60 days from the filing of this report, held by these shareholders.  As a result, these shareholders, acting together, will be able to exercise significant influence over matters requiring approval by our shareholders, including the election of directors.  Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our shareholders might otherwise receive a premium for their shares over then current market prices.

Our shareholders may experience substantial dilution as a result of the exercise of outstanding options to purchase our common stock.

As of December 31, 2009, we had outstanding options for 699,000 shares, with exercise prices range from $0.67 to $4.47 per share.  The exercise of these options could result in dilution to our existing shareholders and could have a material adverse effect on our stock price.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

Our executive and principal operating office is located in New York, New York.  We use this space for all of our operations.  This space is occupied under a lease that expires June 30, 2011.  The current monthly rent is $5,811 including electricity.  We believe this facility is adequate to meet our requirements at our current level of business activity.

Item 3.  Legal Proceedings

None.

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Market Information

Our Common Stock is traded on the NASDAQ Capital Market under the symbol “LOAN”.

The high and low sales prices for our common stock as reported by the NASDAQ Capital Market for the quarterly periods during 2009 and 2008 were as follows:

	High	Low
2008
First Quarter	$1.28	$0.86
Second Quarter	$1.04	$0.8
Third Quarter	$1.1	$0.01
Fourth Quarter	$0.98	$0.52
2009
First Quarter	$0.79	$0.55
Second Quarter	$1.09	$0.54
Third Quarter	$1.05	$0.8
Fourth Quarter	$1.22	$0.95

On March 9, 2010, the last reported sale price of our common stock on the NASDAQ Capital Market was $1.42 per share.

(b)           Holders

As of March 9, 2010, the approximate number of record holders of our Common Stock was 16. The number of holders does not include individuals or entities who beneficially own shares but whose shares, which are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one recordholder. American Stock Transfer & Trust Company serves as transfer agent for our shares of common stock.

(c)           Dividends

In 2009 and 2008, we did not declare a dividend. At this point, we have no plans to pay dividends.

(d)	Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities in 2009

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
10/22/09 -10/31/09 (1)	—	—	—	100,000
11/1/ 09 – 11/30/09	1,200	$1.03	1,200	98,800
12/1/ 09 – 12/31/09	101	$0.99	101	98,699
Total in 2009	1,301	$1.02	1,301	98,699

(1)
On October 22, 2009, the Board of Directors of the Company authorized a stock repurchase program. The program authorizes the Company to purchase up to 100,000 common shares of the Company within the next 12 months.

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

Overview

The Company offers short-term secured commercial loans to small businesses.  Loans are secured by collateral such as real estate, receivables, and marketable securities and, generally, accompanied by personal guarantees from the principals of the businesses.  The loans are generally for a term of one year. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term. For the years ended December 31, 2009 and 2008 the total amounts of $7,204,229 and $5,339,756, respectively, have been lent, offset by collections received from borrowers, under the short term commercial loans in the amount of $6,289,668 and $4,090,907, respectively. Loans ranging in size from $50,000 to $1,020,000 were concluded at stated interest rates of 12% to 16%, but often at higher effective rates based upon points or other up-front fees.

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

At December 31, 2009, the Company was committed to an additional $1,822,000 in construction loans that can be drawn by the borrower when certain conditions are met.

On April 20, 2006, the Company sold its remaining directories business for (i) $291,667 paid in cash at closing; (ii) a promissory note in the amount of $613,333 payable in 24 consecutive monthly installments of $25,556 each bearing interest, at 5% per annum; and (iii) the Buyer’s assumption of liabilities relating to the directories business.  The Company has been recording gains on the 2006 sale of the directories business under the installment method in proportion to the payments received. Therefore the Company has recorded gains on this sale in the amount of $0 and $72,917 for the years ended December 31, 2009 and 2008, respectively.

Critical Accounting Policies and Use of Estimates

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). On July 1, 2009, the Financial Accounting Standards Board (“FASB”) released the authoritative version of its new Accounting Standards Codification (“ASC”) as the single source for GAAP, which replaces all previous GAAP accounting standards. While not intended to change GAAP, ASC significantly changes the way in which the accounting literature is organized. In the fourth quarter of fiscal year 2009, the Company adopted ASC to reference GAAP accounting standards in its consolidated financial statements. The adoption of ASC did not have an effect on the Company’s consolidated financial position, results of operations or cash flows.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management will base the use of estimates on (a) a preset number of assumptions that consider past experience, (b) future projections, and (c) general financial market conditions. Actual amounts could differ from those estimates.

  The Company recognizes revenues in accordance with ASC 605, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery of the product has occurred or services have been rendered, (iii) the sales price charged is fixed or determinable, and (iv) collectibility is reasonably assured.

Interest income from short term commercial loans is recognized, as earned, over the loan period.

Origination fee revenue on short term commercial loans is amortized over the term of the respective note.

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

Results of operations

Years ended December 31, 2009 and 2008

Total revenue

Total revenue for the year ended December 31, 2009 was $1,039,000 compared to $758,000 for the year ended December 31, 2008 an increase of $281,000 or 37.1%. The increase in revenue represents an increase in lending operations. In 2009, $840,000 of the Company’s revenue represents interest income on the short term secured commercial loans that the Company offers to small businesses compared to $684,000 in 2008 and $199,000 represents origination fees on such loans compared to $74,000 in 2008. Loans are secured by collateral such as real estate, receivables, and marketable securities and generally are accompanied by personal guarantees from the principals of the businesses.

Web Development expenses

Web development expenses for the year ended December 31, 2008 were $74,000. These expenses are attributable to the amortization of nextyellow.com capitalized web development costs. There were no web development expenses during the year ended December 31, 2009 due to the fact that as of December 31, 2008 we decided that these web development costs were not recoverable and therefore wrote off the remaining  unamortized balance as of that date.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2009 were $673,000 compared to $682,000 for the year ended December 31, 2008, a decrease of $9,000 or 1.3%. This decrease is primarily attributable to a decrease in stock based compensation expenses of approximately $65,000 in connection with non-cash compensation, mainly due to decline in the share price, a decline in the risk free interest rate and a decrease in number of options granted, a decrease in professional fees of approximately $36,000 mainly due to a decrease in legal expenses and accounting expenses and a decrease in investor relation expenses of approximately $10,000, offset by an increase in payroll expenses of approximately $106,000.

Other income (loss)

For the year ended December 31, 2009, we had other income of approximately $44,000 consisting mainly of dividend and interest income of approximately $24,000, settlement income of $15,000 with the former CEO of Shopila Corp and realized income on the sale of marketable securities of approximately $5,000. For the year ended December 31, 2008, we had other loss of approximately $589,000 consisting mainly of other-than-temporary declines in the market value of investments in marketable securities in the amount of $628,000 and a write-off of investments in marketable securities in the amount of $93,000, offset by dividend and interest income of approximately $74,000, a referral fee of $29,000, a $10,000 fee in connection with the sale of a listing of potential customers on the Nextyellow website and a realized gain on the maturity of annuity contract in the amount of approximately $18,000.

Income (loss) from continuing operations before income tax expense

Income from continuing operations before provision for income tax for the year ended December 31, 2009 was $410,000 compared to a loss from continuing operations before provision for income tax for the year ended December 31, 2008 of $588,000. This increase is primarily attributable to an increase in revenue and increase in other income (See other income (loss) factors noted above).

Income tax expense

In the year 2009 the Company made a provision of $174,000 for income tax expense. In the year 2008 the Company made a provision of $5,000 for income tax expense due to the utilization of prior years’ net operating loss carry forwards.

Discontinued Operations

On April 20, 2006, the Company sold its remaining directories business for (i) $291,667 paid in cash at closing; (ii) a promissory note in the amount of $613,333 payable in 24 consecutive monthly installments of $25,556 each bearing interest, at 5% per annum; and (iii) the Buyer’s assumption of liabilities relating to the directories business.  The Company has been recording gains on the 2006 sale of the directories business under the installment method in proportion to the payments received. Therefore the Company recorded gains on this sale in the amount of $72,917 for the year ended December 31, 2008.

Liquidity and Capital Resources

At December 31, 2009, we had cash, cash equivalents and marketable securities of $1,112,000 and working capital of $7,332,000 compared to cash, cash equivalents and marketable securities of $1,384,000 and working capital of $6,663,000 at December 31, 2008.  The decrease in cash and cash equivalents and marketable securities primarily reflects the making of short term commercial loans in the total amount of $7,204,000, offset by collections received from borrowers in the amount $6,290,000, an increase in income from operations of approximately $364,000 and an increase in the value of marketable securities in the amount of $143,000. The increase in working capital is primarily attributable to the net income of approximately $236,000, a long term loan in a prior year in the amount of $200,000 becoming due in the current year and an increase in the value of marketable securities of approximately $143,000, offset by an increase in income tax payable of approximately $151,000.

Net cash provided by operating activities was $486,000 for the year ended December 31, 2009 compared to $401,000 for the year ended December 31, 2008. The increase in net cash provided by operating activities primarily results from an improvement in collection of interest receivable during the year ended December 31, 2009 compared to the year ended December 31, 2008.

Net cash used in investing activities was $661,000 for the year ended December 31, 2009, compared to $208,000 for the year ended December 31, 2008. Net cash used in investing activities consisted primarily of the issuance of the Company’s short term commercial loans in the amount of $7,204,000, offset by collection of these loans in the amount of $6,290,000 and the proceeds from the sale of marketable securities in the amount of $253,000.

Net cash provided by financing activities for the year ended December 31, 2008 was $69,000.  Net cash provided by financing activities for 2008 reflects the exercise of options in the amount of $78,000 by Mr. Ran our President and Chief Executive Officer, offset by purchase of treasury stock in the amount of $9,000. For the year ended December 31, 2009 cash used by financing activities was $1,500, for the purchase of treasury stock.

Until our initial public offering in 1999, our only source of funds was cash flow from operations, which funded both our working capital needs and capital expenditures.  As a result of our initial public offering in May 1999, we received proceeds of approximately $6.4 million, which has increased our ability to pay operating expenses.  Our credit facilities are limited.  As of December 31, 2009, our funds were invested in money markets fund, marketable securities and short term commercial loans.

Contractual Obligations

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Long-Term Debt Obligations	$—	$—	$—	$—	$—
Operating Lease Obligations	104,164	69,135	35,029	—	—
Total	$104,164	$69,135	$35,029	$—	$—

We anticipate that our current cash balances together with our cash flows from operations will be sufficient to fund the operations for the next 12 months.

Recent Technical Accounting Pronouncements

In December 2007, the FASB simultaneously issued new accounting standards for business combinations under ASC 805, “Business Combinations” and ASC 810, “Consolidation Variable Interest Entities.”  Both standards update United States guidance on accounting for “noncontrolling interests,” sometimes referred to as minority interests, which interests represent a portion of a subsidiary not attributable, directly or indirectly, to a parent. FASB and the International Accounting Standards Board (“IASB”) have been working together to promote international convergence of accounting standards. Prior to promulgation of these new standards there were specific areas in accounting for business acquisitions in which conversion was not achieved. The objective of both standards is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in “business combinations” and consolidated financial statements by establishing accounting and reporting standards. In business combinations it is accomplished by establishing principles and requirements concerning how an “acquirer” recognizes and measures identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree, as well as goodwill acquired in the combination or gain from a bargain purchase; and determines information to be disclosed to enable users to evaluate the nature and effects of business combinations. In consolidated financial statements the standards require: identification of ownership interests held in subsidiaries by parties other than the parent be clearly identified, labeled and presented in consolidated financial position within equity (rather than “mezzanine” between liabilities and equity) separately from amounts attributed to the parent, with net income attributable to the parent and to the minority interest clearly identified and presented on the face of consolidated statements of income. The standards also provide guidance in situations where the parent’s ownership interest in a subsidiary changes while the parent retains its controlling financial interest. The standard also provides guidance on recording a gain or loss based on fair value in situations involving deconsolidation of a subsidiary. Entities must provide sufficient disclosures that distinguish between interests of the parent and that of the noncontrolling interest. Both standards are effective for fiscal years and interim periods beginning on or after December 15, 2008 (that is January 1, 2009) for entities with calendar years. Earlier adoption is prohibited. The standards shall be applied prospectively as of the beginning of the fiscal year in which initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The adoption of these standards did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued three related new accounting standards all of which impact the accounting and disclosure related to certain financial instruments:

(i)
ASC 820-10-65, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for the asset or liability have significantly decreased.  It also includes guidance on identifying circumstances that indicate a transaction is not orderly.

(ii)
 ASC 320, "Recognition and Presentation of Other-Than-Temporary Impairments" amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.

(iii)
ASC 825 and ASC 270 "Interim Disclosures about Fair Value of Financial Instruments" amends these ASC’s required disclosures about the fair value of financial instruments on an interim basis in addition to the annual disclosure requirements.

All three ASCs are required to be adopted for interim periods ending after June 15, 2009. The adoption of these standards had no material effect on the Company’s consolidated results of operations, financial position or liquidity.

In May 2009, the FASB issued new accounting standards for Subsequent Events under ASC 855, “Subsequent Events”. ASC 855-10-05 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, ASC 855-10-05 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. ASC 855-10-05 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The disclosure is required in financial statements for interim and annual periods ending after June 15, 2009. The Company has performed an evaluation of subsequent events through March 16, 2010, which is the day the financial statements were issued.

In June 2009, the FASB issued “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles” under ASC 105. ASC 105 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification supersedes all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. The adoption of this new standard did not have a material effect on the Company’s disclosures of the consolidated financial statements.

In August 2009, the FASB issued an update to ASC 820. This Accounting Standards Update (“ASU”) No. 2009-5, Measuring Liabilities at Fair Value (“ASU 2009-5”) amends the provisions in ASC 820 related to the fair value measurement of liabilities and clarifies for circumstances in which a quoted price in an active market for the identical liability is not available. ASU 2009-5 is intended to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. ASU 2009-5 is effective for the Company in the first quarter of fiscal year 2010. ASU 2009-5 concerns disclosure only.

The Company believes that the adoption of ASU 2009-5 will not have a material effect on its consolidated financial statements.

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

Item 9A(T). Controls and Procedures

1.	Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009 (the “Evaluation Date”).  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

2.	Internal Control over Financial Reporting

(a)	Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting is supported by written policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

The Company's internal control system was designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Our executive officers and directors and their respective ages are as follows:

Name	Age	Position

Assaf Ran	44	Founder,Chairman of the Board, Chief Executive Officer, President and Director

Inbar Evron-Yogev	37	Chief Financial Officer, Treasurer and Secretary

Michael Jackson (1,2,3)	45	Director

Phillip Michals (1,2,3)	40	Director

Eran Goldshmid (1,2,3)	43	Director

Mark Alhadeff	46	Director

Lyron Bentovim(2)	41	Director

(1) Member of the Compensation Committee
(2) Member of the Audit Committee
(3) Member of the Nominating Committee

All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified.  Officers are elected to serve subject to the discretion of the board of directors.

The Board of Directors, acting through the Nominating Committee, is responsible for assembling for stockholder consideration a group of nominees that, taken together, have the experience, qualifications, attributes, and skills appropriate for functioning effectively as a Board.

The Nominating Committee looks for certain characteristics common to all board members, including integrity, strong professional reputation and record of achievement, constructive and collegial personal attributes, and the ability and commitment to devote sufficient time and energy to Board service.

In addition, the Nominating Committee seeks to include on the Board a complementary mix of individuals with diverse backgrounds and skills reflecting the broad set of challenges that the board confronts.

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

Michael J. Jackson has been a member of our Board since July 2000.  Since April 2007, he has been the Chief Financial Officer and the Executive Vice President of iCrossing, Inc., a digital marketing agency. From September 1999 to April 2007, he was the corporate controller of AGENCY.COM, a global Internet professional services company, for which he was the Chief Accounting Officer from May 2000 until September 2001 and the Chief Financial Officer from October 2001 to April 2007.  From October 1994 until August 1999, Mr. Jackson was a manager at Arthur Andersen, LLP and Ernst and Young.  Mr. Jackson also served on the New York State Society Auditing Standards and Procedures Committee from 1998 to 1999 and served on the New York State Society’s SEC Committee from 1999 to 2001.  Mr. Jackson holds an M.B.A. in Finance from Hofstra University and is a Certified Public Accountant. During the past five years, until May 2008, Mr. Jackson also was a member of the Board of Directors of Adstar, Inc. (PINKSHEETS: ADST.PK).

Phillip Michals has been a member of our Board of Directors since March 1999. Since November 2000, he has also been a principal and a vice president of RG Michals, a management-consulting firm for a broker-dealer. Since August 2006, Mr. Michals has been registered as an Investment Advisor for GunnAllen Financial. Mr. Michals received a BS degree in human resources from the University of Delaware in May 1992.

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

Mark Alhadeff has been a member of our Board since December 2005.  Mr. Alhadeff also serves as the Chief Technology Officer of DAG Interactive, Inc.  Mr. Alhadeff is the co-founder of Ocean-7 Development, Inc., a technology corporation in the business of providing programming services as well as web development services and database solutions.  Mr. Alhadeff has been Ocean-7’s president since its formation in 1999.  Prior to founding Ocean-7, Mr. Alhadeff served as a consultant to various publishers, worked as an art director and was actively involved in creating and implementing the transition to digital production methodologies before they became common industry practice.  Mr. Alhadeff is a Stony Brook University graduate.

  Lyron Bentovim has been a member of our Board since December 2008.  Since August 2009 Mr. Bentovim is Chief Operating Officer and Chief Financial Officer at Sunrise Telecom a leader in test and measurement solutions for telecom, wireless and cable networks.

From August 2001 to July 2009, he has been a Portfolio Manager of SKIRITAI Capital LLC, an investment advisor based in San Francisco. From May 2000 to August 2001, he served as the President, COO and co-founder of WebBrix Inc., a retail channel aiming to provide physical space and services for online retailers. Additionally, Mr. Bentovim spent time as a Senior Engagement Manager with strategy consultancies of USWeb/CKS and the Mitchell Madison Group from September 1997 to May 2000. Mr. Bentovim Also serves on the Board of Top Image Systems (TISA).

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

To the best of our knowledge, based solely on review of the copies of such forms furnished to us, or written representations that no other forms were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent (10%) shareholders were complied with during 2009.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions.  This code of ethics is posted on our web site at www.manhattanbridgecapital.com.

Audit Committee

We currently have a separately- designated standing Audit Committee of the Board of Directors which was established in compliance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934.  The members of our Audit Committee are Michael J. Jackson, Phillip Michals, Eran Goldshmid and Lyron Bentovim. The Board of Directors has determined that Michael Jackson, the chairman of the Audit Committee, is qualified as an Audit Committee Financial Expert pursuant to Item 407(d)(5) of Regulations S-K.  Each of the Audit Committee members is independent, as that term is defined in Section 10A(m)(3) of the Exchange Act, and their relevant experience is more fully described above.

Stockholder Communications

The board has established a process to receive communications from stockholders. Stockholders and other interested parties may contact any member (or all members) of the board, or the non-management directors as a group, any board committee or any chair of any such committee by mail or electronically. To communicate with the board of directors, any individual director or any group or committee of directors, correspondence should be addressed to the board of directors or any such individual director or group or committee of directors by either name or title. All such correspondence should be sent "c/o Corporate Secretary" at 192 Lexington Avenue New York, New York 10016.

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

Item 11.  Executive Compensation.

The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the years ended December 31, 2009 and 2008 by our (i) principal executive officer, and (ii) executive officers, other than the principal executive officer, whose salaries for the 2009 and 2008 years as determined by Regulation S-K, Item 402, exceeded $100,000. These individuals are referred to as the ‘‘named executive officers.’’

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($) (1)		Non Equity Incentive plan Compen- sation ($)		Non-qualified Deferred Compen- sation Earning ($)	All Other Compen- sation ($) (2)		Total ($)
Assaf Ran Chief Executive Officer and President	2009 2008	$ $	91,586 56,250	$65,000 —	— —	$ $	47,574 70,939	$ $	2,748 1,687	— —	$ $	2,748 1,687	$ $	206,908 128,876

 (1) Consists of stock options valued in accordance with ASC Topic 718
 (2) Company’s matching contributions are made pursuant to a simple master IRA plan.

Employment Contracts

In March 1999, we entered into an employment agreement with Assaf Ran, our President and Chief Executive Officer.  Mr. Ran’s employment term renews automatically on July 1st of each year for successive one-year periods unless either party gives 180 days written notice of its intention to terminate the agreement.  Under the agreement, Mr. Ran receives an annual base salary of $75,000 and annual bonuses as determined by the compensation committee of the Board of Directors in its sole and absolute discretion and is eligible to participate in all executive benefit plans established and maintained by us.  Under the agreement, Mr. Ran agreed to a one-year non-competition period following the termination of his employment. As of March 2003 the compensation committee approved an increase in Mr. Ran’s compensation to an annual base salary of $225,000. On March 13, 2008 the compensation committee approved Mr. Ran’s reduction of his annual salary by 75% to $56,000 for an additional one year or until the Company has more significant operations (as defined by the Committee). On March 18, 2009 the compensation committee approved Mr. Ran’s continuing the reduction of his annual salary to $100,000 for one year or until the Company has more significant operations (as defined by the Committee). In November 2009, the Compensation committee of the Board of Directors approved Mr. Ran a one-time bonus of $65,000 for the year 2009. Mr. Ran’s annual base compensation was $92,000 and $56,000 during the years 2009 and 2008, respectively.

   Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding options to purchase our common stock by the named executive as of December 31, 2009.

Option Awards								Stock Awards
Name (a)			Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Assaf Ran	2005	(1)	70,000	—	—	$4.47	3/3/2010	—	—	—	—
Chief Executive	2006	(2)	140,000	—	—	$2.26	3/15/2011
Officer and	2007	(3)	70,000	—	—	$1.69	3/22/2012
President	2008	(4)	46,667	23,333	—	$1.01	3/13/2013
	2009	(5)	46,667	93,333		$0.74	3/18/2014

(1)
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

(5)
The options were granted on March 18, 2009.  One third of such options vested immediately and the balance vest in equal annual installments on each anniversary of the grant date.  The exercise price represents 110% of the fair market price on the date of grant.

In addition, Inbar Evron-Yogev, our current Chief Financial Officer was granted options for 5,000 shares of the Company’s common stock on each of on March 15, 2006, March 22, 2007 and March 13, 2008.  The exercise price of each option is $2.05, $1.54 and $0.92, respectively, which was the fair market price on the date of the grant.

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

Director Compensation

Name (a)	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Michael Jackson (2)	$2,400	$3,764	$6,164
Phillip Michals(2)	$2,700	$3,764	$6,464
Eran Goldshmid (2)	$2,700	$3,764	$6,464
Mark Alhadeff	—	—	—
Lyron Bentovim (3)	$1,800	$6,256	$8,056

(1)	Consists of stock options. Valuation is based on ASC Topic 718.

(2)	Represents option awards to purchase 7,000 shares of our common stock..

(3)	Represents option awards to purchase 14,000 shares of our common stock.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table, together with the accompanying footnotes, sets forth information, as of March 16, 2010, regarding the beneficial ownership of our common stock by all persons known by us to beneficially own more than 5% of our outstanding common stock, each named executive officer, each director, and all of our directors and officers as a group:

Name of Beneficial Owner (1)	Title of Class	Amount and Nature of Beneficial Ownership (2)	Percentage of Class

Executive Officers and Directors
Assaf Ran (3)	Common	1,848,928	50.00%
Michael Jackson (4)	Common	35,000	1.04%
Phillip Michals (5)	Common	50,000	1.49%
Eran Goldshmid (4)	Common	35,000	1.04%
Mark Alhadeff (6)	Common	135,000	3.97%
Lyron Bentovim (7)	Common	19,358	*
All officers and directors as a group (7 persons)	Common	2,135,286	54.70%

* Less than 1%

(1)           Unless otherwise provided, the address of each of the individuals above is c/o Manhattan Bridge Capital, Inc., 192 Lexington Avenue, New York, New York 10016.

(2)           A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from March 16, 2010 upon the exercise of options and warrants or conversion of convertible securities.  Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from March 16, 2010 have been exercised or converted.  Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned.  All percentages are determined based on 3,324,459 shares outstanding on March 16, 2010.

(3)  Includes 373,333 shares that are vested options as of December 31, 2009.

(4)  All of the shares beneficially owned by Michael Jackson and Eran Goldshmid are vested options as of December 31, 2009.

(5)  Includes 35,000 shares that are vested options as of December 31, 2009.

(6)  Includes 75,000 shares that are vested options as of December 31, 2009.

(7)  Includes 14,000 shares that are vested options as of December 31, 2009.

Equity Compensation Plan Information

On June 23, 2009 the Company adopted the 2009 Stock Option Plan (the “Plan”) and replaced the 1999 Stock Option Plan as amended (the “Prior Plan”), which expired in May of 2009. Options granted under the Prior Plan remain outstanding until expired, exercised or cancelled.

The following table summarizes the (i) options granted under the Company’s 1999 Stock Option Plan, (ii) options granted under the Company’s 2009 Stock Option Plan, and (iii) options granted outside the Company Option Plan, as of December 31, 2009.  The shares covered by outstanding options and warrants are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events.  No other equity compensation has been issued.

	Equity Compensation Plan Table
	Number of securities(1) to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities(1) remaining available for future issuance under equity compensation plans
Equity Compensation Plans Approved By Security Holders
Grants under the Company’s 1999 Stock Option Plan	596,000	$1.85	0
Grants under the Company’s 2009 Stock Option Plan	28,000	$0.93	172,000
Equity Compensation Plans Not Requiring Approval By Security Holders
Aggregate Individual Option Grants	75,000	$2.37	Not applicable
Total	699,000	$1.87	172,000

The market value of the common stock underlying the options abovementioned, as of March 16, 2010 is $768,000.

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

Director Independence

Our Board of Directors is comprised of Assaf Ran, Michael J. Jackson, Mark Alhadeff, Phillip Michal, Eran Goldshmid and Lyron Bentovim.

The Board has determined, in accordance with Nasdaq’s listing standards, that: (i) Messrs. Jackson, Michals, Goldschmid and Bentovim (the “Independent Directors”) are independent and represent a majority of its members; (ii) Messrs. Jackson, Michals, Goldschmid and Bentovim, as the sole members of the Audit Committee, are independent for such purposes; and (iii) Messrs. Jackson, Michals and Goldschmid, members of Compensation Committee, as the sole members of the Compensation Committee, are independent for such purposes.

In determining director independence, our Board applies the independence standards set by Nasdaq. In its application of such standards the Board takes into consideration all transactions with Independent Directors and the impact of such transactions, if any, on any of the Independent Directors’ ability to continue to serve on our Board. To that end, for the fiscal year ended 2009, our Board considered the options awarded to the Independent Directors disclosed above in “Item 11 – Executive Compensation – Director Compensation” and determined that those transactions were within the limits of the independence standards set by Nasdaq and did not impact their ability to continue to serve as Independent Directors.

Item 14.  Principal Accountant Fees and Services

The aggregate fees billed by our principal accounting firm, Hoberman, Miller, Goldstein & Lesser, P.C, for the fiscal years ended December 31, 2009 and 2008 are as follows:

(a)           Audit Fees

2009

The aggregate fees incurred during 2009 for Hoberman, Miller, Goldstein & Lesser, P.C, our principal accountant, were $47,500, covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2009.

2008

The aggregate fees incurred during 2008 for Hoberman, Miller, Goldstein & Lesser, P.C, our principal accountant, were $45,000, covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2008.

The aggregate fees billed during 2008 by Amper, Politziner & Mattia, P.C., our former principal accountant were $10,000, covering the reissue of its audit opinion for 2006.

 (b)           Audit-Related Fees

There were no audit-related fees billed by Hoberman, Miller, Goldstein & Lesser, P.C, our principal accountant during 2009 or 2008.

There were no audit-related fees billed by Amper, Politziner & Mattia, P.C., our former principal accountant during 2009 or 2008.

 (c)           Tax Fees

Tax fees of $2,500 were billed by our principal accountants in 2009 for preparing the 2008 tax return.

Tax fees of $6,000 were billed by our principal accountants in 2008 for preparing the 2007 tax return.

 (d)       All Other Fees

Our principal accountants billed no other fees, beyond those disclosed in this Item 14, in 2009 and 2008.

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

The percentage of hours expended on audit by persons other than our principal accountant’s full time, permanent employees, did not exceed 50%.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	1. Financial Statements - See Index to Financial Statements on page F-1.

2.  Financial Statement Schedules – See (c) below.

3.  Exhibits – See (b) below.

(b)
Certain of the following exhibits were filed as Exhibits to the registration statement on form SB-2, Registration No. 333-74203 and amendments thereto (the "Registration Statement") filed by the Registrant under the Securities Act of 1933, as amended, or the reports filed under the Securities and Exchange Act of 1934, as amended, and are hereby incorporated by reference.

Exhibit No.	Description

3.1(a)	Certificate of Incorporation of the Company (1)
3.1(b)	Certificate of Amendment of the Certificate of Incorporation (7)
3.1(c)	Certificate of Change (6)
3.2	By-laws of the Company (1)
4.1	Specimen Stock Certificate (2)
4.2	Form of Underwriter’s Warrant (1)
10.1*	Employment Agreement dated March 1, 1999 by and between Assaf Ran and the Company (1)
10.2*	Form of the Company’s 1999 Stock Option Plan As Amended (3)
10.3	Web Site Company Formation, Development and Services Agreement dated December 5, 2005 by and between Manhattan Bridge Capital, Inc. and Ocean-7 Development, Inc. (4)
10.5	Lease Agreement by and between The Company. and Cres, Inc. for the premises located at 192 Lexington Avenue, New York, New York 10016. (5)
10.6*	Form of the Company’s 2009 Stock Option Plan (7)
23.1	Consent of Hoberman, Miller, Goldstein & Lesser, P.C., dated March 16, 2010. (filed herewith)
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act (filed herewith)
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act (filed herewith)
32.1**	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act (furnished herewith)
32.2**	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act (furnished herewith)

* Compensation plan or arrangement for current or former executive officers and directors.
** Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.
(1)	Previously filed as exhibit to Form SB-2 on March 10, 1999.
(2)	Previously filed as exhibit to Form SB-2/A on April 23, 1999.
(3)	Previously filed as exhibit to Form S-8 on February 8, 2002.

Exhibit No.	Description
(4)	Previously filed as exhibit to Form 8-K on December 12, 2005.
(5)	Previously filed as an exhibit to Form 10-QSB on August 14, 2006.
(6)	Previously filed as exhibit to Form 8-K on July 24, 2008.
(7)	Previously filed as exhibit to Form DEF 14A on May 15, 2009.

(c)
No financial statement schedules are included because the information is either provided in the financial statements or is not required under the related instructions or is inapplicable and such schedules therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Manhattan Bridge Capital, Inc.

By:	/s/ Assaf Ran
Assaf Ran, President, Chief Executive Officer and Chairman of the Board of Directors
Date:  March 16, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 16, 2010:

Signature	Date	Title

/s/ Assaf Ran	March 16, 2010	President, Chief Executive Officer
Assaf Ran		and Chairman of the Board of Directors (principal executive officer)

/s/ Inbar Evron-Yogev	March 16, 2010	Chief Financial Officer (principal
Inbar Evron-Yogev		financial and accounting officer)

/s/ Phillip Michals	March 16, 2010	Director
Phillip Michals

/s/ Eran Goldshmid	March 16, 2010	Director
Eran Goldshmid

/s/ Michael Jackson	March 16, 2010	Director
Michael Jackson

/s/ Mark Alhadeff	March 16, 2010	Director
Mark Alhadeff

/s/ Lyron Bentovim	March 16, 2010	Director
Lyron Bentovim

MANHATTAN BRIDGE CAPITAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Manhattan Bridge Capital, Inc.

We have audited the accompanying consolidated balance sheets of Manhattan Bridge Capital, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Manhattan Bridge Capital, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

By: /s/ Hoberman, Miller, Goldstein & Lesser, P.C

Hoberman, Miller, Goldstein & Lesser, CPA’s, P.C.
New York, New York

March 16, 2010

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 and 2008

	2009	2008

Assets
Current assets:
Cash and cash equivalents	$707,449	$884,296
Investment in marketable securities	404,268	499,207
Total cash and cash equivalents and investment in marketable securities at fair value	1,111,717	1,383,503

Short term loans	6,476,621	5,362,060
Interest receivable on short term loans	60,207	79,674
Due from purchaser	—	23,881
Other current assets	26,568	8,813
Total current assets	7,675,113	6,857,931

Long term loans	—	200,000
Property and equipment, net	5,458	9,421
Security deposit	17,515	17,515
Investment in privately held company, at cost	100,000	100,000

Total assets	$7,798,086	$7,184,867

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$77,768	$130,375
Deferred origination fees	102,751	53,106
Income taxes payable	162,182	11,104
Total liabilities, all current	342,701	194,585

Commitments and contingencies
Shareholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; no shares issued	—	—
Common shares - $.001 par value; 25,000,000 authorized; 3,405,190 issued; 3,324,459 and 3,325,760 outstanding at December 31, 2009 and 2008, respectively	3,405	3,405
Additional paid-in capital	9,476,762	9,399,861
Treasury stock, at cost- 80,731 and 79,430 common shares at December 31, 2009 and 2008, respectively	(241,400)	(239,944)
Accumulated other comprehensive income (loss)	123,823	(30,088)
Accumulated deficit	(1,907,205)	(2,142,952)
Total shareholders’ equity	7,455,385	6,990,282

Total liabilities and shareholders’ equity	$7,798,086	$7,184,867

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

Interest income from short and long term loans	$839,802	$684,012
Origination fees	199,023	73,517
Subscription revenues, net	—	137
Total Revenue	1,038,825	757,666
Operating costs and expenses:
Web development expenses	—	74,015
General and administrative expenses	673,221	682,455
Total operating costs and expenses	673,221	756,470

Income from operations	365,604	1,196

Interest and dividend income	24,210	73,976
Realized net (loss) gain on marketable securities	(5,940)	18,122
Realized gain on marketable securities that were previously marked down	10,653	—
Write-off of investment in marketable securities	—	(92,619)
Other than temporary decline in the market value of marketable securities	—	(627,777)
Other income	15,000	39,000
Total other income (loss)	43,923	(589,298)
Income (loss) from continuing operations before income tax expense	409,527	(588,102)
Income tax expense	(173,780)	(4,674)

Income (loss) from continuing operations	235,747	(592,776)

Discontinued Operations:
Gain on the sale of the Directories business (net of tax effect of 0 in 2008)	—	72,917
Income from discontinued operations	—	72,917
Net income (loss)	$235,747	$(519,859)

Basic net income (loss) per common share
Continuing operations	$0.07	$(0.18)
Discontinued operations	—	0.02
Net income (loss) per common share-Basic	$0.07	$(0.16)
Diluted net income (loss) per common share outstanding:
Continuing operations	$0.07	$(0.18)
Discontinued operations	—	0.02
Net income (loss) per common share- Diluted	$0.07	$(0.16)
Weighted average number of common shares outstanding
—Basic	3,325,566	3,247,409
—Diluted	3,330,315	3,247,409

The accompanying notes are an integral part of these consolidated financial statements

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Totals
	Shares	Amount		Shares	Cost
Balance, January 1, 2008	3,305,190	$3,305	$9,180,235	68,730	$(231,113)	$(441,272)	$(1,623,093)	$6, 888,062
Issuance of common stock from exercise of options	100,000	100	77,900					78,000
Non cash compensation			141,726					141,726
Treasury Shares				10,700	(8,831)			(8,831)
Unrealized loss on preferred stocks and other marketable securities						(216,593)		(216,593)
Other than temporary decline in the market value of other marketable securities						627,777		627,777
Net loss for the year ended December 31, 2008							(519,859)	(519,859)
Total comprehensive loss								(108,675)
Balance, December 31, 2008	3,405,190	3,405	9,399,861	79,430	(239,944)	(30,088)	(2,142,952)	6,990,282
Non cash compensation			76,901					76,901
Treasury Shares				1,301	(1,456)			(1,456)
Unrealized gain on preferred stocks and other marketable securities						153,911		153,911
Net income for the year ended December 31, 2009							235,747	235,747
Total comprehensive income								389,658
Balance, December 31, 2009	3,405,190	$3,405	$9,476,762	80,731	$(241,400)	$123,823	$(1,907,205)	$7,455,385

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Cash flows from operating activities:
Net income (loss)	$235,747	$(519,859)
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Gain on sale of Directories business	—	(72,917)
Depreciation	3,963	4,840
Amortization of web development costs	—	74,015
Non cash compensation expense	76,901	141,726
Realized gain on marketable securities that were previously marked down	(10,653)	—
Write-off of investment in marketable securities	—	92,619
Other than temporary decline in the market value of marketable securities	—	627,777
Realized loss (gain) on sale of marketable securities, net	5,940	(18,122)
Changes in operating assets and liabilities
Interest receivable on short and long term commercial loans	19,467	(38,490)
Other current and non current assets	(17,755)	8,270
Accounts payable and accrued expenses	(52,607)	6,489
Deferred origination fees	49,645	48,509
Due from purchasers	23,881	35,000
Income taxes payable	151,078	11,104
Net cash provided by operating activities	485,607	400,961

Cash flows from investing activities:
Proceeds from sale of marketable securities	253,563	—
Redemption of insurance annuity contract	—	944,069
Investment in auction rate securities	—	(1,175,000)
Proceeds from sale of auction rate securities	—	1,175,000
Short term commercial loans made	(7,204,229)	(5,339,756)
Collections received from short term commercial loans	6,289,668	4,090,907
Cash received on sale of the Directories business	—	97,222
Net cash used in investing activities	(660,998)	(207,558)

Cash flows from financing activities:
Proceeds from exercise of options	—	78,000
Purchase of treasury stock	(1,456)	(8,831)
Net cash (used in) provided by financing activities	(1,456)	69,169

Net (decrease) increase in cash and cash equivalents	(176,847)	262,572

Cash and cash equivalents, beginning of year	884,296	621,724

Cash and cash equivalents, end of year	$707,449	$884,296

Supplemental Cash Flow Information:
Taxes paid during the year	$30,753	$11,599
Interest paid during the year	$1,234	$4,692

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

1.	The Company

Manhattan Bridge Capital, Inc. and subsidiaries (the “Company”), was incorporated in New York in 1989. The Company provides short term secured non–banking commercial loans, to small businesses.

In addition, our subsidiary DAG Interactive, Inc. (“DAG Interactive”) has developed innovative software and a related web site that allows retail businesses and other service providers to reach prospective customers and clients for their goods and services in a more effective way than traditional on-line and print yellow pages.

DAG Interactive is currently inactive and the roll-out and full scale marketing of Nextyellow continues to await new funding for this operation, preferably at the subsidiary level, or reaching agreement with a marketing partner.

2.	Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Manhattan Bridge Capital, Inc., its wholly-owned subsidiary DAG Funding Solutions, Inc.(“DAG Funding”) and its 80% owned subsidiary, DAG Interactive. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). On July 1, 2009, the Financial Accounting Standards Board (“FASB”) released the authoritative version of its new Accounting Standards Codification (“ASC”) as the single source for GAAP, which replaces all previous GAAP accounting standards. While not intended to change GAAP, ASC significantly changes the way in which the accounting literature is organized. In the fourth quarter of fiscal year 2009, the Company adopted ASC to reference GAAP accounting standards in its consolidated financial statements. The adoption of ASC did not have an effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Marketable Securities

Marketable securities are reported at fair value and are classified as available-for-sale. Unrealized gains and losses from those securities are reported as a separate component of shareholders’ equity, net of the related tax effect. Realized gains and losses are determined on a specific identification basis. Additionally, the Company assesses whether an other-than-temporary impairment loss on the investments has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other than temporary, if any, are recorded as charges in the Consolidated Statements of Operations. The Company did not record an impairment loss on marketable securities for the year ended December 31, 2009. For the year ended December 31, 2008 the Company recorded an impairment loss of $627,777.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. The Company maintains cash and cash equivalents with various major financial institutions. t December 31, 2009, approximately $700,000 in cash was held with one financial institution.

Credit risks associated with short and long term commercial loans, and related interest receivable, the Company makes to small businesses are described in Note 4 entitled Short Term Commercial Loans.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful economic lives of the assets, ranging from three to five years. Leasehold improvements are amortized over the shorter of the lease agreement or the useful life of the assets.

Impairment of long- lived assets

The Company continually monitors events or changes in circumstances that could indicate carrying amounts of long lived assets, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted cash flows is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. There was no impairment to the carrying value of property and equipment during the year ended December 31, 2009.

Income Taxes

The Company accounts for income taxes under the provisions of FASB ASC 740, “Income Taxes”. Under the provisions of FASB ASC 740, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rate is recognized in income in the period that includes the enactment date.

Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, the Company considers all available evidence including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

Revenue Recognition

The Company recognizes revenues in accordance with ASC 605, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery of the product has occurred or services have been rendered, (iii) the sales price charged is fixed or determinable, and (iv) collectibility is reasonably assured.

Interest income from short term commercial loans is recognized, as earned, over the loan period.

Origination fee revenue on short term commercial loans is amortized over the term of the respective note.

Web Development Costs

Costs incurred to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the software in accordance with ASC 350-40, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs related to design or maintenance of internal-use software are expensed as incurred. The Company was amortizing the capitalized web development costs of approximately $148,000, over an estimated useful life of 3 years. As of December 31, 2008 the Company decided that there is no value to the web development costs and, accordingly, wrote-off the remaining balance as amortization expense.  Amortization expense for the years ended December 31, 2009 and 2008 were approximately $0 and $74,000, respectively.

Earnings Per Share (“EPS”)

Basic and diluted earnings per share are calculated in accordance with ASC 260 “Earnings Per Share”. Under ASC 260, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share include the potential dilution from the exercise of stock options and warrants for common shares using the treasury stock method.

The numerator in calculating both basic and diluted income per common share for each year is the reported net income.  The denominator is based on the following weighted average number of common shares:

	Years ended December 31,
	2009	2008
Basic weighted average common shares outstanding	3,325,566	3,247,409
Incremental shares for assumed exercise of options	4,749	—
Diluted weighted average common shares outstanding	3,330,315	3,247,409

694,251 and 615,000 stock options were not included in the diluted earnings per share calculation for the years ended December 31, 2009 and 2008, respectively, as their effect would have been anti-dilutive.

Stock-Based Compensation

The Company measures and recognizes compensation awards for all stock option grants made to employees and directors, based on their fair value in accordance with ASC 718 “Compensation- Stock Compensation”, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. The cost will be recognized over the service period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 718 and ASC 505-50, “Equity Based Payment to Non-Employees”. All transactions with non-employees, in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more appropriately measurable.

Fair Value of Financial Instruments

For cash and cash equivalents and account payable as well as short term interest bearing commercial loans held by the Company, the carrying amount approximates fair value due to the short-term nature of such instruments.

Events Occurring After Reporting Date

The Company has evaluated events and transactions that occurred between December 31, 2009 and March 16, 2010, which is the date the financial statements were available to be issued, for possible disclosure and recognition in the financial statements.

Other Comprehensive Loss

Other comprehensive income (loss) consists of the Company’s net income (loss) and net unrealized income (losses) on marketable securities. The Company’s comprehensive income for the year ended December 31, 2009 amounted to $389,658. For the year ended December 31, 2008 the Company’s comprehensive loss amounted to ($108,675).

Recent Accounting Pronouncements

In December 2007, the FASB simultaneously issued new accounting standards for business combinations under ASC 805, “Business Combinations” and ASC 810, “Consolidation Variable Interest Entities.”  Both standards update United States guidance on accounting for “noncontrolling interests,” sometimes referred to as minority interests, which interests represent a portion of a subsidiary not attributable, directly or indirectly, to a parent. FASB and the International Accounting Standards Board (“IASB”) have been working together to promote international convergence of accounting standards. Prior to promulgation of these new standards there were specific areas in accounting for business acquisitions in which conversion was not achieved. The objective of both standards is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in “business combinations” and consolidated financial statements by establishing accounting and reporting standards.

In business combinations it is accomplished by establishing principles and requirements concerning how an “acquirer” recognizes and measures identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree, as well as goodwill acquired in the combination or gain from a bargain purchase; and determines information to be disclosed to enable users to evaluate the nature and effects of business combinations. In consolidated financial statements the standards require: identification of ownership interests held in subsidiaries by parties other than the parent be clearly identified, labeled and presented in consolidated financial position within equity (rather than “mezzanine” between liabilities and equity) separately from amounts attributed to the parent, with net income attributable to the parent and to the minority interest clearly identified and presented on the face of consolidated statements of income. The standards also provide guidance in situations where the parent’s ownership interest in a subsidiary changes while the parent retains its controlling financial interest. The standards also provide guidance on recording a gain or loss based on fair value in situations involving deconsolidation of a subsidiary. Entities must provide sufficient disclosures that distinguish between interests of the parent and that of the noncontrolling interest. Both standards are effective for fiscal years and interim periods beginning on or after December 15, 2008 (that is January 1, 2009) for entities with calendar years. Earlier adoption was prohibited. The standards shall be applied prospectively as of the beginning of the fiscal year in which initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The adoption of these standards did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued three related new accounting standards all of which impact the accounting and disclosure related to certain financial instruments:

(i)
ASC 820-10-65, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for the asset or liability have significantly decreased.  It also includes guidance on identifying circumstances that indicate a transaction is not orderly.

(ii)
 ASC 320, "Recognition and Presentation of Other-Than-Temporary Impairments" amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.

(iii)
ASC 825 and ASC 270 "Interim Disclosures about Fair Value of Financial Instruments" amends these ASC’s required disclosures about the fair value of financial instruments on an interim basis in addition to the annual disclosure requirements.

All three ASCs are required to be adopted for interim periods ending after June 15, 2009. The adoption of these standards had no material effect on the Company’s consolidated results of operations, financial position or liquidity.

In May 2009, the FASB issued new accounting standards for Subsequent Events under ASC 855, “Subsequent Events”. ASC 855-10-05 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, ASC 855-10-05 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. ASC 855-10-05 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The disclosure is required in financial statements for interim and annual periods ending after June 15, 2009. The Company has performed an evaluation of subsequent events through March 16, 2010, which is the day the financial statements were issued.

In June 2009, the FASB issued “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles” under ASC 105. ASC 105 establishes the FASB Standards Accounting Codification as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification supersedes all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts..The adoption of this new standard did not have a material effect on the Company’s disclosures of the consolidated financial statements.

In August 2009, the FASB issued an update to ASC 820. This Accounting Standards Update (“ASU”) No. 2009-5, Measuring Liabilities at Fair Value (“ASU 2009-5”) amends the provisions in ASC 820 related to the fair value measurement of liabilities and clarifies for circumstances in which a quoted price in an active market for the identical liability is not available. ASU 2009-5 is intended to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. ASU 2009-5 is effective for the Company in the first quarter of fiscal year 2010. ASU 2009-5 concerns disclosure only. The Company believes that the adoption of ASU 2009-5 will not have a material effect on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

3.	Marketable Securities

Effective January 1, 2008, the Company adopted the ASC 820, Fair Value Measurements, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1—Quoted prices in active markets.

Level 2—Observable inputs other than quoted prices in active markets that are either directly or indirectly observable.

Level 3—Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Cash equivalents and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy.  The Company’s Level 1 investments are valued using quoted market prices in active markets.  The Company’s Level 2 investments are valued using broker or dealer quotations for similar assets and liabilities.  As of December 31, 2009 and 2008 the Company’s Level 1 investments consisted of cash, money market accounts and marketable securities in the amount of approximately $1,112,000 and $1,384,000, respectively, and were recorded as cash and cash equivalents and marketable securities in the Company’s consolidated balance sheets.

The Company’s marketable securities consist of the following:

As of 12/31/2009	Fair Value	Cost	Holding Gains (Losses)
Investment in Marketable Securities	$404,268	$280,445	$123,823

As of 12/31/2008
Investment in Marketable Securities	$499,207	$1,157,072	$(657,865)
Other than temporary decline in the market value of marketable securities	—	(627,777)	(627,777)
Total	$499,207	$529,295	$(30,088)

At December 31, 2008 the Company wrote-off its investment in a marketable security in the amount of $92,619, as a result of the bankruptcy filing of the related issuer. In addition, at December 31, 2008 the Company concluded that certain other investments in marketable securities were other-than-temporarily impaired based on the severity of the declines in the market value, and therefore the Company recognized a non-cash impairment charge of $627,777, for the year 2008.

4.	Short Term Commercial Loans

The Company offers short-term secured commercial loans to small businesses.  Loans are secured by collateral such as real estate, receivables, and marketable securities and, generally, accompanied by personal guarantees from the principals of the businesses. The loans are generally for a term of one year. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term. For the years ended December 31, 2009 and 2008 the total amounts of $7,204,229 and $5,339,756, respectively, have been lent, offset by collections received from borrowers, under the short term commercial loans in the amount of $6,289,668 and $4,090,907, respectively. Loans ranging in size from $50,000 to $1,020,000 were concluded at stated interest rates of 12% to 16%, but often at higher effective rates based upon points or other up-front fees.  The Company uses its own employees, outside lawyers and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions.  Outside appraisers are also used to assist the Company’s officials in evaluating the worth of collateral.  To date, the Company has not experienced any defaults and none of the loans previously made have been non-collectable, although no assurances can be given that existing or future loans may not go into default or prove to be non-collectible in the future.

One of the loans in the Company’s portfolio at December 31, 2009, was jointly funded by the Company and an unrelated entity during the year ended December 31, 2009, for an aggregate loan of $650,000. The accompanying balance sheet includes the Company’s portion of the loan in the amount of $325,000.

At December 31, 2009, the Company was committed to an additional $1,822,000 in construction loans that can be drawn by the borrower when certain conditions are met.

At December 31, 2009, approximately $671,000 of the loans outstanding are due from one entity, which represents more than 10% of the total balance of the loans outstanding. The majority of the loans are secured by commercial real estate located in the New York metropolitan area. The remaining loans are also principally secured by real estate located in the New York metropolitan area. At December 31, 2009 one individual has a fifty percent interest in each of four of the Company’s outstanding loans in the aggregate amount of $1,245,000.

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

5.	Property and Equipment

Property and equipment, at cost, consist of the following:

	December 31
	2009	2008
Office equipment	$20,744	$20,744
Less: Accumulated depreciation	(15,286)	(11,323)
Property and equipment, net	$5,458	$9,421

Depreciation expense was $3,963 and $4,840 for the years ended December 31, 2009 and 2008, respectively.

6.	Lines of Credit

The Company established a line of credit with Smith Barney.  The line of credit provides for maximum borrowings in the amount of up to 50% of the value of the Company's marketable securities held by Smith Barney.  This line bears interest at the prime rate minus .75%. During the year 2009 the Company used approximately $157,000 from its line, which was paid during the fourth quarter of 2009. During the year 2008 the Company used approximately  $96,000 from its line, which was paid during the second quarter of 2008.

In addition in 2009 the Company established a line of credit with Park Avenue Bank. The line of credit provides for maximum borrowings in the amount of up to $300,000, the line bears fixed interest at the rate of 9%. During the year 2009 the company used approximately $262,000 from this line which was paid by the end of 2009.

7.	Income Taxes

Income tax expense (benefit) consists of the following:

	2009	2008
Current Taxes:
Federal	$131,300	$86,221
State	42,480	15,215
	173,780	101,436

Deferred taxes:
Federal	—	(76,500)
State	—	(20,262)
	—	(96,762)
Income tax expense	$173,780	$4,674

Deferred tax assets consist of the following:

	2009	2008
Deferred tax assets:
Unrealized loss on marketable securities (*)	$122,009	$197,210
Realized losses on marketable securities (*)	48,186	—
Compensation expenses	34,605	63,777

Deferred tax assets	204,800	260,987
Less: valuation allowance	$(204,800)	$(260,987)
	—	—

(*) Unrealized losses on marketable securities are not deductible for federal and state income tax purposes unless the underlying security giving rise to the loss is actually sold or has no market, at which time the resulting loss is only deductible to the extent of capital gains, if any.

The income tax expense (benefit) differs from the amount computed using the federal statutory rate of 34% as a result of the following:

Year Ended December 31,	2009	2008
Federal Statutory Rate	34%	(34)%
State income tax expense (benefit), net of federal tax effect	11%	(11)%
Valuation allowance	—	45%
State and local franchise taxes	—	1%
Other	(3)%	—
Income tax expense (benefit)	42%	1%

The 2008 income tax expense includes the utilization of the Company’s remaining 2007 net operating loss carry forward in the amount of approximately $225,000, for which a deferred tax benefit was not previously recorded.

The Company continues to reflect interest and penalties, if any, in its income tax liability.  As of December 31, 2009, the Company did not have any accrued interest or penalties.

The Company is no longer subject to U.S. federal and state and local income tax examinations by tax authorities for years prior to 2004, as these tax years are closed.

8.	Simple IRA Plan

On October 26, 2000, the Board of Directors approved a Simple IRA Plan (the “IRA Plan”) for the purpose of attracting and retaining valuable executives.  The IRA Plan was effective August 2000 with a trustee, which allows up to 100 eligible executives to participate.  It is a “Matching Contribution” plan under which eligible executives may contribute up to 6% of their yearly salary, on a pre-tax basis (with a cap of $10,500), with the Company matching on a dollar-for-dollar basis up to 3% of the executives’ compensation (with a cap of $10,500).  These thresholds are subject to change under notice by the trustee.   The Company is not responsible for any other costs under this plan.  For the years ended December 31, 2009 and 2008 the Company contributed $2,748 and $1,687, respectively, as matching contributions to the IRA Plan.

9.	Stock Option Plan

On June 23, 2009 the Company adopted the 2009 Stock Option Plan (the “Plan”) and replaced the 1999 Stock Option Plan as amended (the “Prior Plan”), which expired in May of 2009. Options granted under the Prior Plan remain outstanding until expired, exercised or cancelled.

The purpose of the Plan is to align the interests of officers, other key employees, consultants and non-employee directors of the Company and its subsidiaries with those of the stockholders of the Company, to afford an incentive to such officers, employees, consultants and directors to continue as such, to increase their efforts on behalf of the Company and to promote the success of the Company’s business.  The availability of additional shares will enhance the Company’s ability to achieve these goals. The basis of participation in the Plan is upon discretionary grants of the Board. The Board may at any time, and from time to time, suspend or terminate the Plan in whole or in part or amend it from time to time.

The maximum number of Common Shares reserved for the grant of awards under the Plan is 200,000, subject to adjustment as provided in Section 9 of the Plan. As of December 31, 2009. 28,000 options were granted and 172,000 is available for grant under the 2009 stock option plan.

The exercise price of options granted under the Company’s stock option plan may not be less than the fair market value on the date of grant. Stock options under our stock option plan may be awarded to officers, key-employees, consultants and non-employee directors of the Company.  Under our stock option plan, every non-employee director of the Company is granted 7,000 options upon first taking office, and then 7,000 upon each additional year in office. Generally, options outstanding vest over periods not exceeding four years and are exercisable for up to five years from the grant date

Share based compensation expense recognized under ASC 718 for the years ended December 31, 2009 and 2008 were $76,901 and $141,726, respectively.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average share assumptions used for grants in 2009 and 2008, respectively: (1) expected life of 5 years; (2) No annual dividend yield; (3) expected volatility 62% to 70%; (4) risk free interest rate of 1.5% to 5.1%.

The following summarizes stock option activity for the years ended December 31, 2009 and 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	610,000	2.64
Granted in 2008	196,000	0.87
Exercised in 2008	(100,000)	0.78
Forfeited in 2008	(91,000)	2.09
Outstanding at December 31, 2008	615,000	$2.51	2.29	$741,474
Granted in 2009	175,000	0.77
Exercised in 2009	—	—
Forfeited in 2009	(91,000)	4.04
Outstanding at December 31, 2009	699,000	$1.87	2.30	$624,353

Vested and exercisable at December 31, 2008	536,000	$2.69	2.05	$689,659
Vested and exercisable at December 31, 2009	576,333	$2.10	1.94	$576,413

The weighted-average fair value of each option granted during the year ended December 31, 2009 and 2008, estimated as of the grant date using the Black-Scholes option-pricing model, was $0.37 per option and $0.43 per option, respectively.

A summary of the status of the Company’s nonvested shares as of December 31, 2009 and 2008, and changes during the years then ended is as presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Nonvested shares at January 1, 2008	125,334	$2.04	3.60
Granted	196,000	0.87	4.66
Vested	(242,334)	1.35	3.86
Nonvested shares at December 31, 2008	79,000	$1.25	3.87
Granted	175,000	0.77	4.29
Vested	(131,333)	1.01	3.72
Nonvested shares at December 31, 2009	122,667	$0.82	3.98

The following table summarizes information about stock options outstanding at December 31, 2009:

	Stock Option Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price
$ 0.60- $ 1.00	201,000	$0.78	4.18	104,667	$0.81
$ 1.01- $ 2.00	187,000	1.44	2.57	161,667	1.50
$ 2.01- $ 3.00	220,000	2.29	1.16	219,000	2.29
$ 3.01- $ 4.00	21,000	3.09	0.50	21,000	3.09
$ 4.01- $ 5.00	70,000	4.47	0.25	70,000	4.47
	699,000	$1.87	2.30	576,333	$2.10

10.	Shareholders’ Equity

In May 2008, the Board of Directors of the Company authorized a stock repurchase program. The program authorized the Company to purchase up to 150,000 common shares of the Company within the next year.  As of December 31, 2009, the Company has purchased 10,700 common shares, from this repurchase program, at an aggregate cost of approximately $9,000.

In October 2009, the Board of Directors of the Company authorized a stock repurchase program. The program authorizes the Company to purchase up to 100,000 common shares of the Company within the next year.  As of December 31, 2009, the Company has purchased 1,301 common shares, from this repurchase program, at an aggregate cost of approximately $1,400.

In November of 2008 100,000 options were exercised by the Company’s Chief Executive Officer for the aggregate amount of $78,000.

11.	Discontinued Operations

On April 20, 2006, the Company sold its two remaining Directories business for (i) $291,667 paid in cash at closing; (ii) a promissory note in the amount of $613,333 payable in 24 consecutive monthly installments of $25,556 each, bearing interest at 5% per annum; and (iii) the Buyer’s assumption of liabilities relating to the Directories business. The Company has been recording gains on the 2006 sale of the directories business under the installment method in proportion to the payments received. Therefore the Company has recorded gains on this sale in the amount of $0 and $72,917 for the years ended December 31, 2009 and 2008, respectively.

12.	Commitments and Contingencies

Operating Leases

On June 12, 2006, we entered into a new Lease Agreement dated as of June 9, 2006 (the “Agreement”). In accordance with the Agreement, we are leasing the Premises for a term of 5 years commencing July 1, 2006 and ending on June 30, 2011.  At December 31, 2009, approximate future minimum rental and utilities payments under these commitments are as follows:

2010	69,000
2011	35,000
Total	$104,000

Rent expense was approximately $62,000 and $55,000 in 2009 and 2008, respectively.

Employment Agreements

In March 1999, the Company entered into an employment agreement with Assaf Ran, its president and chief executive officer.  Mr. Ran’s employment term initially renews automatically for successive one-year periods unless either party gives 180 days written notice of its intention to terminate the agreement.  Under the agreement, Mr. Ran will receive an annual base salary of $75,000, annual bonuses as determined by the compensation committee of the Board of Directors in its sole and absolute discretion, and is eligible to participate in all executive benefit plans established and maintained by the Company.  Under the agreement, Mr. Ran has also agreed to a one-year non-competition period following the termination of his employment. As of March 2003 the compensation committee approved an increase in Mr. Ran’s compensation to an annual base salary of $225,000. On March 13, 2008 the compensation committee approved Mr. Ran’s reduction of his annual salary by 75% to $56,000 for an additional one year or until the Company has more significant operations (as defined by the Committee). On March 18, 2009 the compensation committee approved Mr. Ran’s continuing the reduction of his annual salary to $100,000 for one year or until the Company has more significant operations (as defined by the Committee). In November 2009, the Compensation committee of the Board of Directors approved Mr. Ran a one-time bonus of $65,000 for the year 2009. Mr. Ran’s annual base compensation was $92,000 and $56,000 during the years 2009 and 2008, respectively.

13.	Related Parties Transactions

DAG Interactive Inc, our subsidiary is being held 20% by Ocean-7. Mark Alhadeff is the main shareholder of Ocean-7 and effective December of 2005 is a member of our board of directors.

General and administrative expenses include approximately $6,150 of software maintenance fees incurred for the year ended December 31, 2008, under an agreement with Ocean-7. Accounts payable and accrued expenses at December 31, 2009 and 2008 include approximately $30,000 due to Ocean-7.