Form 10-Q
period 2010-03-31
MANHATTAN BRIDGE CAPITAL, INC
filed 2010-05-05
CIK 1080340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

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

As of May 5, 2010, the Issuer had a total of 3,324,459 shares of Common Stock, $.001 par value, outstanding.

MANHATTAN BRIDGE CAPITAL, INC.

(i)

PART I.      FINANCIAL INFORMATION

ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS

 MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31,2009
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$111,508	$707,449
Investment in marketable securities	172,803	404,268
Total cash and cash equivalents and investment in marketable securities	284,311	1,111,717

Short term loans	7,881,700	6,476,621
Interest receivable on short term loans	60,001	60,207
Other current assets	16,768	26,568
Total current assets	8,242,780	7,675,113

Property and equipment, net	4,700	5,458
Security deposit	17,515	17,515
Investment in privately held company, at cost	100,000	100,000

Total assets	$8,364,995	$7,798,086

Liabilities and Shareholders’ Equity
Current liabilities:
Lines of credit	$458,434	$—
Accounts payable and accrued expenses	110,009	77,768
Deferred origination fees	90,534	102,751
Income taxes payable	123,742	162,182
Total liabilities, all current	782,719	342,701

Commitments and contingencies

Shareholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; no shares issued	—	—
Common shares - $.001 par value; 25,000,000 authorized; 3,405,190 issued and 3,324,459 outstanding	3,405	3,405
Additional paid-in capital	9,486,370	9,476,762
Treasury stock, at cost- 80,731 shares	(241,400)	(241,400)
Accumulated other comprehensive loss	100,514	123,823
Accumulated deficit	(1,766,613)	(1,907,205)
Total shareholders’ equity	7,582,276	7,455,385

Total liabilities and shareholders’ equity	$8,364,995	$7,798,086

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2010	2009

Interest income from short term loans	$236,203	$193,698
Origination fees	54,971	38,279
Total Revenue	291,174	231,977
Operating costs and expenses:
Interest expense on lines of credit used	5,134	—
General and administrative expenses	142,078	133,263
Total operating costs and expenses	147,212	133,263

Income (loss) from operations	143,962	98,714

Interest and dividend income	3,344	9,224
Realized gain on marketable securities that were previously marked down	55,286	—
Total other income	58,630	9,224

Income from operations before income tax expense	202,592	107,938
Income tax expense	(62,000)	(22,329)
Net Income	$140,592	$85,609

Basic and diluted net income per common share outstanding:
—Basic	$0.04	$0.03
—Diluted	$0.04	$0.03

Weighted average number of common shares outstanding:
—Basic	3,324,459	3,325,760
—Diluted	3,365,239	3,325,760

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months ended March 31,
	2010	2009

Cash flows from operating activities:
Net Income	$140,592	$85, 609
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation	758	1,222
Non cash compensation expense	9,608	14,983
Realized gain on sale of marketable securities that were previously marked down	(55,286)	—
Changes in operating assets and liabilities:
Interest receivable on short and long term commercial loans	206	12,304
Other current and non current assets	9,800	(17,165)
Accounts payable and accrued expenses	32,241	10,117
Deferred origination fees	(12,217)	(1,159)
Income tax payable	(38,440)	14,004
Net cash provided by operating activities	87,262	119,915

Cash flows from investing activities:
Proceeds from sale of marketable securities	263,442	—
Short term commercial loans made	(2,149,000)	(1,785,529)
Collections received from short term commercial loans	743,921	1,298,709
Net cash used in investing activities	(1,141,637)	(486,820)

Cash flows from financing activities:
Proceeds from lines of credit, net	458,434	—
Net cash provided by financing activities	458,434	—

Net decrease in cash and cash equivalents	(595,941)	(366,905)
Cash and cash equivalents, beginning of period	707,449	884,296
Cash and cash equivalents, end of period	$111,508	$517,391

Supplemental Cash Flow Information:
Taxes paid during the period	$100,440	$8,325
Interest Paid during the period	$5,134	$—

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

1.           THE COMPANY

The accompanying unaudited consolidated financial statements of Manhattan Bridge Capital, Inc., a New York corporation, (referred to herein as “Manhattan Bridge Capital” “we”, “us” “our” or “the Company”) have been prepared by  the Company in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2009 and the notes thereto included in the Company’s Form 10-K.  Results of consolidated operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year. All material intercompany accounts and transactions have been eliminated.

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

The Company provides short term secured non–banking commercial loans, to small businesses.

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

   Marketable securities are reported at fair value and are classified as available-for-sale. Unrealized gains and losses from those securities are reported as a separate component of shareholders’ equity, net of the related tax effect. Realized gains and losses are determined on a specific identification basis. Additionally, the Company assesses whether an other-than-temporary impairment loss on the investments has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other than temporary, if any, are recorded as charges in the Consolidated Statements of Operations. The Company did not record an impairment loss on marketable securities for the three month periods ended March 31, 2010 and 2009.

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

Cash equivalents and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy.  The Company’s Level 1 investments are valued using quoted market prices in active markets.  The Company’s Level 2 investments are valued using broker or dealer quotations for similar assets and liabilities.  As of March 31, 2010 and 2009 the Company’s Level 1 investments consisted of cash, money market accounts and marketable securities in the amount of approximately $284,000 and $1,112,000, respectively, and were recorded as cash and cash equivalents and marketable securities in the Company’s consolidated balance sheets.

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through May 5, 2010, the day the financial statements were issued.

2.           RECENT TECHNICAL ACCOUNTING PRONOUNCEMENTS

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

In August 2009, the FASB issued an update to ASC 820. This Accounting Standards Update (“ASU”) No. 2009-5, Measuring Liabilities at Fair Value (“ASU 2009-5”) amends the provisions in ASC 820 related to the fair value measurement of liabilities and clarifies for circumstances in which a quoted price in an active market for the identical liability is not available. ASU 2009-5 is intended to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. ASU 2009-5 is effective for the Company in the first quarter of fiscal year 2010. ASU 2009-5 concerns disclosure only. The adoption of ASU 2009-5 did not have a material effect on the Company’s consolidated financial statements.

In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, which codifies SFAS No. 167, Amendments to FASB Interpretation No. 46(R) issued in June 2009. ASU 2009-17 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. ASU 2009-17 is effective for annual reporting periods beginning after November 15, 2009. The Company believes that the adoption of ASU 2009-17 did not have a material effect on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company believes that the adoption of ASU 2010-6 will not have a material effect on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

3.           SHORT TERM COMMERCIAL LOANS

At March 31, 2010, we were committed to an additional $1,257,000 in construction loans that can be drawn by the borrower when certain conditions are met.

At March 31, 2010, the Company had made loans to four borrowers in the aggregate amount of $1,590,000. One individual holds a fifty percent interest in each of the borrowers. The individual has no relationship to any of the officers or directors of the Company.

4.           EARNINGS PER SHARE OF COMMON STOCK

     Basic and diluted earnings per share are calculated in accordance with ASC 260 “Earnings Per Share”. Under ASC 260, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the potential dilution from the exercise of stock options and warrants for common shares using the treasury stock method. The numerator in calculating both basic and diluted earnings per common share for each period is the reported net income.

The denominator is based on the following weighted average number of common shares:

	Three Months Ended March 31,
	2010	2009
Basic	3,324,459	3,325,760
Incremental shares for assumed conversion of options	40,780	—
Diluted	3,365,239	3,325,760

561,887 and 569,329 stock options were not included in the diluted earnings per share calculation for the three month periods ended March 31, 2010 and March 31, 2009, respectively, as their effect would have been anti-dilutive.

5.     STOCK – BASED COMPENSATION

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

Share based compensation expense recognized under ASC 718 for the three month periods ended March 31, 2010 and 2009 were $9,608 and $14,983, respectively.

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

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average share assumptions used for grants in 2010 and 2009, respectively: (1) expected life of 5 years; (2) No annual dividend yield; (3) expected volatility 62% to 70%; (4) risk free interest rate of 1.5% to 5.1%.

The following summarizes stock option activity for the three months ended March 31, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	699,000	$1.87
Granted	70,000	1.43
Exercised	—	—
Forfeited	(70,000)	4.47
Outstanding at March 31, 2010	699,000	$1.57	2.55	$576,480
Vested and exercisable at March 31, 2010	602,667	$1.64	2.24	$522,783

The weighted-average fair value of each option granted during the three month periods ended March 31, 2010 and 2009, estimated as of the grant date using the Black-Scholes option valuation model, was $0.77 per option and $0.34 per option, respectively.

6.    LINES OF CREDIT

The Company established a line of credit with Smith Barney.  The line of credit provides for maximum borrowings in the amount of up to 50% of the value of the Company's marketable securities held by Smith Barney.  This line bears interest at the prime rate minus .75%. As of March 31, 2010, $158,434 is outstanding under this line.

In addition in 2009 the Company established a line of credit with Valley National Bank. The line of credit provides for maximum borrowings in the amount of up to $300,000, the line bears fixed interest at the rate of 9%. As of March 31, 2010, $300,000 is outstanding under this line.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The discussion and analysis contains forward-looking statements based on current expectations that involve risks and uncertainties.  Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements.

We offer short-term secured commercial loans to small businesses.  Loans are secured by collateral such as real estate, receivables, and marketable securities and, generally, accompanied by personal guarantees from the principals of the businesses. The loans are generally for a term of one year. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term. For the three month periods ended March 31, 2010 and 2009 the total amounts of $2,149,000 and $1,785,529, respectively, have been lent, offset by collections received from borrowers, under the short term commercial loans in the amounts of $743,921 and $1,298,709, respectively. Loans ranging in size from $50,000 to $1,020,000 were concluded at stated interest rates of 12% to 16%, but often at higher effective rates based upon points or other up-front fees. We use our own employees, outside lawyers and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions. Outside appraisers are also employed to assist our officials in evaluating the worth of collateral.

To date, we have not experienced any defaults and none of the loans previously made have been non-collectable, although no assurances can be given that existing or future loans may not go into default or prove to be non-collectable in the future.

At March 31, 2010, we were committed to an additional $1,257,000 in construction loans that can be drawn by the borrower when certain conditions are met.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Total revenue

Total revenues for the three month period ended March 31, 2010 were approximately $291,000 compared to approximately $232,000 for the three month period ended March 31, 2009 an increase of $59,000 or 25%.  The increase in revenue represents an increase in lending operations. In 2010, $236,000 of our revenue represents interest income on the short term secured commercial loans that we offer to small businesses compared to $194,000 for the same period in 2009, and $55,000 represents origination fees on such loans compared to $38,000 for the same period in 2009. Loans are secured by collateral such as real estate, receivables, and marketable securities and generally are accompanied by personal guarantees from the principals of the businesses.

Interest expense on lines of credit used

Interest expense on lines of credit used for the three month period ended March 31, 2010 was $5,134 compared to $0 for the three month period ended March 31, 2009. The increase in interest expense is due to use of the two lines of credit we established (See note 6) in order to increase our ability to make loans.

General and administrative costs

General and administrative expenses for the three month period ended March 31, 2010 were approximately $142,000 compared to approximately $133,000 for the three month period ended March 31, 2009, an increase of $9,000, or 7%.  This increase is primarily attributable to an increase in payroll expense of approximately $10,000 and an increase in insurance expenses of approximately $4,000, offset by a decrease in non-cash compensation expenses of approximately $5,000 mainly due to a decrease in the number of options granted.

Other income

For the three month period ended March 31, 2010 we had other income in the amount of approximately $59,000, which consisted of realized gain on the sale of marketable securities in the amount of $55,000 and dividend and interest income of $3,000, compared to other income of approximately $9,000 for the three month period ended March 31, 2009, which consisted of dividend and interest income.

Income tax expense

For the three month period ended March 31, 2010 we had income tax expense of approximately $62,000 compared to approximately $22,000 for the three month period ended March 31, 2009.

Liquidity and Capital Resources

At March 31, 2010, we had cash and cash equivalents and marketable securities of approximately $284,000 and working capital of approximately $7,460,000 as compared to cash and cash equivalents and marketable securities of approximately $1,112,000 and working capital of $7,332,000 at December 31, 2009. The decrease in cash and cash equivalents and marketable securities primarily reflects the making of short term commercial loans in the total amount of $2,149,000, offset by proceeds of collection of these loans in the amount $744,000 and the use of lines of credit in the amount of $458,000. The increase in working capital is primarily attributable to the net income of approximately $141,000.

Net cash provided by operating activities was approximately $87,000 for the three months ended March 31, 2010, as compared to approximately $120,000 for the same period in 2009. The decrease in net cash provided by operating activities primarily results from the decrease in income tax payable, offset by an increase in account payable and accrued expenses.

Net cash used in investing activities was approximately $1,142,000 for the three months ended March 31, 2010, compared to approximately $487,000 for the period ended March 31, 2009. Net cash used in investing activities for the three months ended March 31, 2010 consisted primarily of the Company’s short term commercial loans made in the amount of $2,149,000, offset by collection of these loans in the amount of $744,000 and the proceeds from the sale of marketable securities in the amount of $263,000. In the period ended March 31, 2009 net cash used in investing activities consisted primarily of the issuance of the Company’s short term commercial loans in the amount of $1,786,000, offset by collection of these loans in the amount of $1,299,000.

Net cash provided by financing activities for the three months ended March 31, 2010 was $458,000 compared to $0 for the same period in 2009. Net cash provided by financing activities in the period ended March 31, 2010 reflects the use of the Company’s credit lines.

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

Changes to Critical Accounting Policies and Estimates

Our critical accounting polices and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Item 4.       CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within our organization, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 6.           EXHIBITS

Exhibit No.	Description

31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act (filed herewith)

31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act (filed herewith)

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act (furnished herewith)

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act (furnished herewith)

* Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Manhattan Bridge Capital, Inc. (Registrant)

Date: May 5, 2010	By: /s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2010	By: /s/ Inbar Evron-Yogev
Inbar Evron-Yogev, Chief Financial Officer
(Principal Financial and Accounting Officer)