Form 10-Q
period 2010-06-30
MANHATTAN BRIDGE CAPITAL, INC
filed 2010-08-03
CIK 1080340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________________ to _____________________________________

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

As of August 3, 2010, the Issuer had a total of 3,324,459 shares of Common Stock, $.001 par value, outstanding.

MANHATTAN BRIDGE CAPITAL, INC.
TABLE OF CONTENTS

(i)

PART I.          FINANCIAL INFORMATION

Item 1.           CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	June 30, 2010	December 31,2009
	(Unaudited)	(Audited)

Assets
Current assets:
Cash and cash equivalents	$278,415	$707,449
Investment in marketable securities	—	404,268
Total cash and cash equivalents and investment in marketable securities	278,415	1,111,717

Short term loans	7,706,700	6,476,621
Interest receivable on short term loans	69,072	60,207
Other current assets	111,719	26,568
Total current assets	8,165,906	7,675,113

Property and equipment, net	3,942	5,458
Security deposit	17,515	17,515
Investment in privately held company, at cost	100,000	100,000

Total assets	$8,287,363	$7,798,086

Liabilities and Shareholders’ Equity
Current liabilities:
Lines of credit	$300,000	$—
Accounts payable and accrued expenses	40,919	77,768
Deferred origination fees	56,892	102,751
Income taxes payable	188,742	162,182
Total current liabilities	586,553	342,701

Commitments and contingencies Shareholders’ equity:

Preferred shares - $.01 par value; 5,000,000 shares authorized; no shares issued	—	—
Common shares - $.001 par value; 25,000,000 authorized; 3,405,190 issued and 3,324,459 outstanding	3,405	3,405
Additional paid-in capital	9,550,477	9,476,762
Treasury stock, at cost- 80,731 shares	(241,400)	(241,400)
Accumulated other comprehensive income	—	123,823
Accumulated deficit	(1,611,672)	(1,907,205)
Total shareholders’ equity	7,700,810	7,455,385

Total liabilities and shareholders’ equity	$8,287,363	$7,798,086

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Interest income from short term loans	$259,661	$203,917	$495,864	$397,615
Origination fees	55,368	45,666	110,339	83,945
Total Revenue	315,029	249,583	606,203	481,560

Operating costs and expenses:
Interest expense on lines of credit used	9,593	—	14,727	—
General and administrative expenses	182,451	171,840	324,527	305,103
Total operating costs and expenses	192,044	171,840	339,254	305,103

Income from operations	122,985	77,743	266,947	176,457

Interest and dividend income	824	6,614	4,167	15,838
Realized loss on marketable securities	—	(5,940)	—	(5,940)
Realized gain on marketable securities that were previously marked down	96,132	18,658	151,419	18,658
Total other income	96,956	19,332	155,586	28,556

Income from operations before income tax expense	219,941	97,075	422,533	205,013
Income tax expense	(65,000)	(37,074)	(127,000)	(59,403)
Net Income	$154,941	$60,001	$295,533	$145,610

Basic and diluted net income per common share outstanding:
—Basic	$0.05	$0.02	$0.09	$0.04
—Diluted	$0.05	$0.02	$0.09	$0.04

Weighted average number of common shares outstanding
—Basic	3,324,459	3,325,760	3,324,459	3,325,760
—Diluted	3,370,329	3,328,942	3,368,096	3,325,980

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net Income	$295,533	$145,610
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation	1,516	2,445
Non cash compensation expense	45,754	45,659
Realized loss on sale of marketable securities	—	5,940
Realized gain on sale of marketable securities that were previously marked down	(151,419)	(18,658)
Changes in operating assets and liabilities:
Interest receivable on short term loans	(8,865)	(12,022)
Other current and non current assets	(85,151)	(27,846)
Accounts payable and accrued expenses	(8,888)	(36,316)
Deferred origination fees	(45,859)	44,859
Income tax payable	26,560	51,078
Net cash provided by operating activities	69,181	200,749

Cash flows from investing activities:
Proceeds from sale of marketable securities, auction rate securities and annuity contract	431,864	187,834
Issuance of short term and long term loans	(2,936,500)	(4,058,604)
Collection received from short term loans	1,706,421	2,724,487
Net cash used in investing activities	(798,215)	(1,146,283)

Cash flows from financing activities:
Use of lines of credit	300,000	158,028
Net cash provided by financing activities	300,000	158,028

Net decrease in cash	(429,034)	(787,506)
Cash and cash equivalents, beginning of the year	707,449	884,296
Cash and cash equivalents, end of period	$278,415	$96,790

Supplemental Cash Flow Information:
Interest paid during the period	$14,727	$72
Taxes paid during the period	$100,440	$8,325
Non-cash investing and financing activities
Forgiveness of debt	$27,961	$—

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

1.	THE COMPANY

The accompanying unaudited consolidated financial statements of Manhattan Bridge Capital, Inc., a New York corporation, and its consolidated subsidiaries DAG Funding Solutions, Inc., a wholly-owned subsidiary and a New York corporation, and DAG Interactive, Inc. (“DAG Interactive”), a 80% owned subsidiary and a Delaware corporation (collectively referred to herein as “Manhattan Bridge Capital” “we”, “us” “our” or “the Company”) have been prepared by  the Company in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2009 and the notes thereto included in the Company’s Form 10-K.  Results of consolidated operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year. All material intercompany accounts and transactions have been eliminated.

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

The Company provides short term, secured, non–banking commercial loans, to small businesses.

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

Marketable securities are reported at fair value and are classified as available-for-sale. Unrealized gains and losses from those securities are reported as a separate component of shareholders’ equity, net of the related tax effect. Realized gains and losses are determined on a specific identification basis. Additionally, the Company assesses whether an other-than-temporary impairment loss on the investments has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other than temporary, if any, are recorded as charges in the Consolidated Statements of Operations. The Company did not record an impairment loss on marketable securities for the three and six month periods ended June 30, 2010 and 2009.

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

Cash equivalents and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy.  The Company’s Level 1 investments are valued using quoted market prices in active markets.  The Company’s Level 2 investments are valued using broker or dealer quotations for similar assets and liabilities.  As of June 30, 2010 and December 31, 2009 the Company’s Level 1 investments consisted of cash, money market accounts and marketable securities in the amount of approximately $278,000 and $1,112,000, respectively, and were recorded as cash and cash equivalents and marketable securities in the Company’s consolidated balance sheets.

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through August 3, 2010, the day the financial statements were issued.

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

In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, which codifies SFAS No. 167, Amendments to FASB Interpretation No. 46(R) issued in June 2009. ASU 2009-17 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. ASU 2009-17 is effective for annual reporting periods beginning after November 15, 2009. The Company believes that the adoption of ASU 2009-17 will not have a material effect on its consolidated financial statements.

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

At June 30, 2010, we were committed to an additional $982,000 in construction loans that can be drawn by the borrower when certain conditions are met.

At June 30, 2010, approximately $900,000 of the loans outstanding are due from three different entities that are all owned by the same individual, which represents more than 10% of the total balance of the loans outstanding.

In addition at June 30, 2010, the Company had made loans to four borrowers in the aggregate amount of $1,342,500. One individual holds a fifty percent interest in each of the borrowers. The individual has no relationship to any of the officers or directors of the Company.

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

The denominator is based on the following weighted average number of common shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic	3,324,459	3,325,760	3,324,459	3,325,760
Incremental shares for assumed conversion of options	45,870	3,182	43,637	220
Diluted	3,370,329	3,328,942	3,368,096	3,325,980

For the three and six month periods ended June 30, 2010 584,797, and 587,030, stock options were not included in the diluted earnings per share calculation, respectively, as their effect would have been anti-dilutive.

For the three and six month periods ended June 30, 2009, 594,147 and 597,109,  stock options were not included in the diluted earnings per share calculation, respectively,  as their effect would have been anti-dilutive.

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

Share based compensation expense recognized under ASC 718 for the three and six months ended June 30, 2010 were $36,147 and $45,755, respectively. Share based compensation expense recognized under ASC 718 for the three and six months ended June 30, 2009 were $30,676 and $45,659, respectively.

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

The fair value of each option is estimated on the date of grant using Black-Scholes option-pricing model with the following weighted-average share assumptions used for grants in 2010 and 2009, respectively: (1) expected life of 5 years; (2) no annual dividend yield; (3) expected volatility 62% to 73%; and (4) risk free interest rate of 1.5% to 2.7%.

The following summarizes stock option activity for the six month period ended June 30, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	699,000	$1.87
Granted	98,000	1.40
Exercised	—	—
Forfeited	(70,000)	4.47
Outstanding at June 30, 2010	727,000	$1.56	2.40	$599,283
Vested and exercisable at June 30, 2010	630,667	$1.63	2.13	$545,586

The weighted-average fair value of each option granted during the three month periods ended June 30, 2010 and 2009, estimated as of the grant date using the Black-Scholes option valuation model, was $0.78 per option and $0.37 per option, respectively

6.    LINES OF CREDIT

The Company established a line of credit with Smith Barney.  The line of credit provides for maximum borrowings in the amount of up to 50% of the value of the Company's marketable securities held by Smith Barney.  This line bears interest at the prime rate minus .75%. During the first quarter of 2010 the Company used $158,434 from its line, which was paid during the second quarter of 2010. During the six month period ended June 30, 2009 the Company used $158,028 from its line, which amount remains outstanding as of June 30, 2009.

In addition, in September 2009, the Company established a line of credit with Valley National Bank. The line of credit provides for maximum borrowings in the amount of up to $300,000 and bears fixed interest at the rate of 9%. As of June 30, 2010, $300,000 is outstanding under this line.

7.    FORGIVENESS OF DEBT

On June 21, 2010 the board of directors of the Company decided to dissolve DAG Interactive.  In connection with such dissolution, the Company recorded forgiveness of debt in the amount of $27,961, for accounts payable due to a related party, as an increase in equity on its balance sheet.

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

We offer short-term secured commercial loans to small businesses.  Loans are secured by collateral such as real estate, receivables, and marketable securities and, generally, accompanied by personal guarantees from the principals of the businesses. The loans are generally for a term of one year. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term. For the three and six months ended June 30, 2010 the total amounts of $2,936,500 and $4,058,604, respectively have been lent, offset by collections received from borrowers, under the short term commercial loans in the amount of $1,706,421 and $2,724,487, respectively. Loans ranging in size from $50,000 to $1,020,000 were concluded at stated interest rates of 12% to 16%, but often at higher effective rates based upon points or other up-front fees.  We use our own employees, outside lawyers and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions.   Outside appraisers are also employed to assist us in evaluating the worth of collateral.

To date, we have not experienced any defaults and none of the loans previously made have been non-collectable, although no assurances can be given that existing or future loans may not go into default or prove to be non-collectable in the future.

At June 30, 2010,  we were committed to an additional $982,000 in construction loans that can be drawn by the borrower when certain conditions are met.

On June 21, 2010 the board of directors of the Company decided to dissolve DAG Interactive.  In connection with such dissolution, the Company recorded forgiveness of debt in the amount of $27,961, for accounts payable due to a related party, as an increase in equity on its balance sheet.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenue

Total revenues for the three month period ended June 30, 2010 were approximately $315,000 compared to approximately $250,000 for the three month period ended June 30, 2009, an increase of $65,000 or 26%. The increase in revenue represents an increase in lending operations. For the three month period ended June 30, 2010, $260,000 of our revenues represent interest income on the short term secured commercial loans that we offer to small businesses compared to $204,000 for the same period in 2009, and $55,000 represents origination fees on such loans compared to $46,000 for the same period in 2009. Loans are secured by collateral such as real estate, receivables, and marketable securities and generally are accompanied by personal guarantees from the principals of the businesses.

Interest expense on lines of credit used

Interest expense on lines of credit used for the three month period ended June 30, 2010 was $10,000 compared to $0 for the three month period ended June 30, 2009. The increase in interest expense is due to use of the two lines of credit we established (See note 6) in order to increase our ability to make loans.

General and administrative costs

General and administrative expenses for the three month period ended June 30, 2010 were approximately $182,000 compared to approximately $172,000 for the three month period ended June 30, 2009. This increase is primarily attributable to an increase in payroll expense of approximately $12,000.

Other income

For the three month period ended June 30, 2010 we had other income in the amount of approximately $97,000, consisting mainly of the realized gain on the sale of marketable securities that were previously marked down in the amount of $96,000, compared to other income of approximately $19,000 for the three month period ended June 30, 2009 consisting mainly of dividend and interest income of approximately $7,000, a realized gain on the sale of marketable securities that were previously marked down of approximately $19,000, offset by realized losses on the sale of marketable securities in the amount of approximately $6,000.

Income tax expense

For the three month period ended June 30, 2010 we had income tax expense of approximately $65,000 compared to approximately $37,000 for the three month period ended June 30, 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenue

Total revenues for the six month period ended June 30, 2010 were approximately $606,000 compared to approximately $482,000 for the six month period ended June 30, 2009, an increase of $124,000, or 25.7%. The increase in revenue represents an increase in lending operations. Revenue of approximately $496,000 for the six month period ended June 30, 2010, compared to approximately $398,000 for the six month period ended June 30, 2009, represents interest income on the short term secured commercial loans that the Company offers to small businesses, and $110,000 represents origination fees on such loans compared to $84,000 for the same period in 2009. Loans are secured by collateral such as real estate, receivables, and marketable securities and generally are accompanied by personal guarantees from the principals of the businesses.

Interest expense on lines of credit used

Interest expense on lines of credit used for the six month period ended June 30, 2010 was approximately $15,000 compared to $0 for the six month period ended June 30, 2009. The increase in interest expense is due to use of the two lines of credit we established (See note 6) in order to increase our ability to make loans.

General and administrative costs

General and administrative expenses for the six month period ended June 30, 2010 were approximately $325,000 compared to approximately $305,000 for the six month period ended June 30, 2009. This increase is primarily attributable to an increase in payroll expense of approximately $23,000.

Other income

For the six month period ended June 30, 2010 we had other income in the amount of approximately $156,000, consisting mainly of the realized gain on the sale of marketable securities that were previously marked down of $151,000 and dividend and interest income of approximately $4,000, compared to other income of approximately $29,000 for the six month period ended June 30, 2009 consisting mainly of dividend and interest income of approximately $16,000, a realized gain on the sale of marketable securities that were previously marked down of approximately $19,000, offset by realized losses on the sale of marketable securities in the amount of approximately $6,000.

Income tax expense

For the six month period ended June 30, 2010 we had income tax expense of approximately $127,000 compared to approximately $59,000 for the six month period ended June 30, 2009.

Liquidity and Capital Resources

At June 30, 2010, we had cash and cash equivalents of approximately $278,000 and working capital of approximately $7,579,000 as compared to cash and cash equivalents and marketable securities of approximately $1,112,000 and working capital of $7,332,000 at December 31, 2009. The decrease in cash and cash equivalents and marketable securities primarily reflects the making of short term commercial loans in the total amount of $2,936,500, offset by proceeds of collection of these loans in the amount of $1,706,421 and the use of lines of credit in the amount of $300,000. The increase in working capital is primarily attributable to the net income of $295,533.

For the six month periods ended June 30, 2010 and 2009, net cash provided by operating activities were approximately $69,000 and $201,000, respectively. The decrease in net cash provided by operating activities primarily results from increase in realized gain on marketable securities that were previously marked down, a decrease in deferred origination fees and an increase in other current assets, offset by an increase in net income.

Net cash used in investing activities was approximately $798,000 for the six months ended June 30, 2010, compared to approximately $1,146,000 for the same period ended June 30, 2009. Net cash used in investing activities for the six month periods ended June 30, 2010 consisted primarily of short term commercial loans made in the amount of $2,936,500, offset by collection of these loans in the amount of $1,706,421 and the proceeds from the sale of marketable securities in the amount of approximately $432,000. In the period ended June 30, 2009 net cash used in investing activities consisted primarily of the issuance of the Company’s short term commercial loans in the amount of $4,059,000, offset by collection of these loans in the amount of $2,724,000 and the proceeds from the sale of marketable securities in the amount of approximately $188,000.

Net cash provided by financing activities for the six months ended June 30, 2010 was approximately $300,000 as compared to $158,000 for the period ended June 30, 2009. This increase in net cash provided by financing activities reflects the use of the Company’s credit lines.

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

As a smaller reporting company we are not required to provide the information required by this Item.

Item 4.	CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2010, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within our organization, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Manhattan Bridge Capital, Inc. (Registrant)

Date: August 3, 2010	By: /s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2010	By: /s/ Inbar Evron-Yogev
Inbar Evron-Yogev, Chief Financial Officer
(Principal Financial and Accounting Officer)