Form 10-Q
period 2010-09-30
MANHATTAN BRIDGE CAPITAL, INC
filed 2010-10-27
CIK 1080340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
or

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

As of October 27, 2010, the Issuer had a total of 3,324,459 shares of Common Stock, $.001 par value, outstanding.

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

PART I.          FINANCIAL INFORMATION

ITEM 1.          CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$959,918	$707,449
Investment in marketable securities	—	404,268
Total cash and cash equivalents and investment in marketable securities at fair value	959,918	1,111,717

Short term loans	7,066,200	6,476,621
Interest receivable on short term loans	69,314	60,207
Other current assets	73,328	26,568
Total current assets	8,168,760	7,675,113

Property and equipment, net	3,184	5,458
Security deposit	17,515	17,515
Investment in privately held company, at cost	100,000	100,000

Total assets	$8,289,459	$7,798,086

Liabilities and Shareholders’ Equity
Current liabilities:
Lines of credit	$300,000	$—
Accounts payable and accrued expenses	32,310	77,768
Deferred origination fees	40,626	102,751
Income taxes payable	145,513	162,182
Total current liabilities	518,449	342,701

Commitments and contingencies
Shareholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; no shares issued	—	—
Common shares - $.001 par value; 25,000,000 authorized; 3,405,190 issued and 3,324,459 outstanding	3,405	3,405
Additional paid-in capital	9,563,823	9,476,762
Treasury stock, at cost- 80,731 shares	(241,400)	(241,400)
Accumulated other comprehensive income	—	123,823
Accumulated deficit	(1,554,818)	(1,907,205)
Total shareholders’ equity	7,771,010	7,455,385

Total liabilities and shareholders’ equity	$8,289,459	$7,798,086

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Interest income from short term loans	$255,869	$235,249	$751,733	$632,864
Origination fees	50,593	53,359	160,932	137,304
Total Revenue	306,462	288,608	912,665	770,168

Operating costs and expenses:
Interest expense on lines of credit used	6,900	—	21,627	—
General and administrative expenses	182,855	148,164	507,382	453,267
Total operating costs and expenses	189,755	148,164	529,009	453,267
Income from operations	116,707	140,444	383,656	316,901

Interest and dividend income	177	3,581	4,342	19,419
Realized loss on marketable securities	—	—	—	(5,940)
Realized gain (loss) on marketable securities that were previously marked down	—	(8,004)	151,419	10,654
Total other income (expense)	177	(4,423)	155,761	24,133
Income from operations before income tax expense	116,884	136,021	539,417	341,034
Income tax expense	(60,030)	(52,428)	(187,030)	(111,831)
Net Income	$56,854	$83,593	$352,387	$229,203

Basic and diluted net income per common share outstanding:
—Basic	$0.02	$0.03	$0.11	$0.07
—Diluted	$0.02	$0.03	$0.10	$0.07

Weighted average number of common shares outstanding
—Basic	3,324,459	3,325,760	3,324,459	3,325,760
—Diluted	3,380,406	3,333,628	3,371,971	3,327,364

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$352,387	$229,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,274	3,205
Non cash compensation expense	59,099	61,280
Realized loss on sale of marketable securities	—	5,940
Realized gain on marketable securities that were previously marked down	(151,419)	(10,654)
Changes in operating assets and liabilities:
Interest receivable on short term loans	(9,107)	(39,523)
Due from purchaser	—	23,881
Other current and non current assets	(46,760)	(19,630)
Accounts payable and accrued expenses	(17,496)	(33,272)
Deferred origination fees	(62,125)	46,530
Income taxes payable	(16,669)	81,078
Net cash provided by operating activities	110,184	348,038

Cash flows from investing activities:
Proceeds from sale of marketable securities, auction rate securities and annuity contract	431,864	253,525
Issuance of short term and long term loans	(3,912,500)	(4,988,030)
Collection received from short term loans	3,322,921	3,585,463
Net cash used in investing activities	(157,715)	(1,149,042)

Cash flows from financing activities:
Use of line of credit	300,000	156,582
Net cash provided by financing activities	300,000	156,582

Net increase (decrease) in cash	252,469	(644,422)
Cash and cash equivalents, beginning of the year	707,449	884,296
Cash and cash equivalents, end of period	$959,918	$239,874

Supplemental Cash Flow Information:
Taxes paid during the period	$203,669	$30,753
Interest paid during the period	$21,627	$746
Non-cash investing and financing activities:
Forgiveness of debt	$27,961	$—

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

Marketable securities are reported at fair value and are classified as available-for-sale. Unrealized gains and losses from those securities are reported as a separate component of shareholders’ equity, net of the related tax effect. Realized gains and losses are determined on a specific identification basis. Additionally, the Company assesses whether an other-than-temporary impairment loss on the investments has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other than temporary, if any, are recorded as charges in the Consolidated Statements of Operations. The Company did not record an impairment loss on marketable securities for the three and nine month periods ended September 30, 2010 and 2009.

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

Cash equivalents and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy.  The Company’s Level 1 investments are valued using quoted market prices in active markets.  The Company’s Level 2 investments are valued using broker or dealer quotations for similar assets and liabilities.  As of September 30, 2010 and December 31, 2009 the Company’s Level 1 investments consisted of cash, money market accounts and marketable securities in the amount of approximately $960,000 and $1,112,000, respectively, and were recorded as cash and cash equivalents and marketable securities in the Company’s consolidated balance sheets.

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through October 27, 2010, the day the financial statements were issued.

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

At September 30, 2010, we were committed to an additional $710,000 in construction loans that can be drawn by the borrower when certain conditions are met.

At September 30, 2010, approximately $700,000 of the loans outstanding are due from three different entities that are all owned by the same individual, which represents more than 10% of the total balance of the loans outstanding.

In addition at September 30, 2010, the Company had made loans to four borrowers in the aggregate amount of $1,092,500. One individual holds a fifty percent interest in each of the borrowers. The individual has no relationship to any of the officers or directors of the Company.

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

The denominator is based on the following weighted average number of common shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic	3,324,459	3,325,760	3,324,459	3,325,760
Incremental shares for assumed conversion of options	55,947	7,868	47,512	1,604
Diluted	3,380,406	3,333,628	3,371,971	3,327,364

For the three and nine month periods ended September 30, 2010, 553,720 and 562,155, stock options were not included in the diluted earnings per share calculation, respectively, as their effect would have been anti-dilutive.

For the three and nine month periods ended September 30, 2009, 568,461 and 574,725,  stock options were not included in the diluted earnings per share calculation, respectively,  as their effect would have been anti-dilutive.

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

Share based compensation expense recognized under ASC 718 for the three and nine months ended September 30, 2010 were $13,344 and $59,099, respectively. Share based compensation expense recognized under ASC 718 for the three and nine months ended September 30, 2009 were $15,621 and $61,280, respectively.

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

The following summarizes stock option activity for the nine month period ended September 30, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	699,000	$1.87
Granted	98,000	1.40
Exercised	—	—
Forfeited	(91,000)	4.15
Outstanding at September 30, 2010	706,000	$1.51	2.22	$578,198
Vested and exercisable at September 30, 2010	609,667	$1.58	1.95	$524,501

The weighted-average fair value of each option granted during the nine month periods ended September 30, 2010 and 2009, estimated as of the grant date using the Black-Scholes option valuation model, was $0.78 per option and $0.37 per option, respectively.

6.    LINES OF CREDIT

The Company established a line of credit with Smith Barney.  The line of credit provides for maximum borrowings in the amount of up to 50% of the value of the Company's marketable securities held by Smith Barney.  This line bears interest at the prime rate minus .75%. During the first quarter of 2010 the Company used $158,434 from its line, which was paid during the second quarter of 2010..

In addition, in September 2009, the Company established a line of credit with Valley National Bank. The line of credit provides for maximum borrowings in the amount of up to $300,000 and bears fixed interest at the rate of 9%. As of September 30, 2010, $300,000 is outstanding under this line.

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

We offer short-term loans to real estate investors (also known as hard money) to fund their acquisition of properties located in New York Metro area.  Currently, our customers’ purchases are often from banks or distressed sellers.  Substantially all of our loans are secured by first mortgages on the acquired real estate.  In addition, the principals of our corporate borrowers personally guaranty the loans and, as additional collateral and protection, pledge the borrower’s stock.  We generally require our borrowers to contribute substantial amount of the purchase price in equity in connection with all the real estate acquisitions we fund.  We conducts due diligence to qualify our borrowers, generally require current appraisals and limit our loans to a maximum of 65% of the appraised value.  Loans are generally for a term of one year and provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term. To date, we have not experienced any defaults and none of the loans previously made have been non-collectable, although no assurances can be given that existing or future loans may not go into default or prove to be non-collectable in the future.

For the three and nine months ended September 30, 2010 the total amounts of $976,000 and $3,912,500, respectively, have been lent, offset by collections received from borrowers in the amount of $1,616,500 and $3,322,921 respectively. Loans ranging in size from $50,000 to $1,020,000 were concluded at stated interest rates of 12% to 16%, but often at higher effective rates based upon points or other up-front fees.  We use our own employees, outside lawyers and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions.   Outside appraisers are also employed to assist us in evaluating the worth of collateral.

At September 30, 2010, we were committed to an additional $710,000 in construction loans that can be drawn by the borrower when certain conditions are met.

On June 21, 2010 the board of directors of the Company decided to dissolve DAG Interactive.  In connection with such dissolution, the Company recorded forgiveness of debt in the amount of $27,961, for accounts payable due to a related party, as an increase in equity on its balance sheet.

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenue

Total revenues for the three month period ended September 30, 2010 were approximately $306,000 compared to approximately $289,000 for the three month period ended September 30, 2009, an increase of $17,000 or 5.9%. The increase in revenue represents an increase in lending operations. For the three month period ended September 30, 2010, $256,000 of our revenue represents interest income on the short term secured commercial loans that we offer to small businesses compared to $235,000 for the same period in 2009, and $51,000 represents origination fees on such loans compared to $54,000 for the same period in 2009. Loans are secured by collateral such as real estate, receivables, and marketable securities and generally are accompanied by personal guarantees from the principals of the businesses.

Interest expense on lines of credit used

Interest expense on lines of credit used for the three month period ended September 30, 2010 was $7,000 compared to $0 for the three month period ended September 30, 2009. The increase in interest expense is due to use of the two lines of credit we established (See note 6) in order to increase our ability to make loans.

General and administrative expenses

General and administrative expenses for the three month period ended September 30, 2010 were approximately $183,000 compared to approximately $148,000 for the three month period ended September 30, 2009. This increase is primarily attributable to an increase in payroll expenses of approximately $33,000, offset by professional fees.

Other income (expenses)

For the three month period ended September 30, 2010 we had other income in the amount of $177, consisting of dividend and interest income, compared to net other expenses of approximately $4,000 for the three month period ended September 30, 2009 which consisted mainly of dividend and interest income of approximately $4,000, offset by a realized loss on the sale of marketable securities that were previously marked down of approximately $8,000.

Income tax expense

For the three month period ended September 30, 2010 we had income tax expense of approximately $60,000.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenue

Total revenues for the nine month period ended September 30, 2010 were approximately $913,000 compared to approximately $770,000 for the nine month period ended September 30, 2009, an increase of $143,000, or 18.6%. The increase in revenue represents an increase in lending operations. Revenue of approximately $752,000 for the nine month period ended September 30, 2010, compared to approximately $633,000 for the same period in 2009, represents interest income on the short term secured commercial loans that we offer to small businesses, and $161,000 represents origination fees on such loans compared to $137,000 for the same period in 2009. Loans are secured by collateral such as real estate, receivables, and marketable securities and generally are accompanied by personal guarantees from the principals of the businesses.

Interest expense on lines of credit used

Interest expense on lines of credit used for the nine month period ended September 30, 2010 was approximately $22,000 compared to $0 for the nine month period ended September 30, 2009. The increase in interest expense is due to use of the two lines of credit we established (See note 6) in order to increase our ability to make loans.

General and administrative costs

General and administrative expenses for the nine month period ended September 30, 2010 were approximately $507,000 compared to approximately $453,000 for the nine month period ended September 30, 2009. This increase is primarily attributable to an increase in payroll expenses of approximately $56,000, offset by professional fees.

Other income

For the nine month period ended September 30, 2010 we had other income in the amount of approximately $156,000, consisting mainly of the realized gain on the sale of marketable securities that were previously marked down of $151,000 and dividend and interest income of approximately $4,000, compared to other income of approximately $24,000, which consisted mainly of dividend and interest income of approximately $19,000, a realized gain on the sale of marketable securities that were previously marked down of approximately $11,000, offset by realized losses on marketable securities in the amount of approximately $6,000.

Income tax expense

For the nine month period ended September 30, 2010 we had income tax expense of approximately $187,000 and for the nine month period ended September 30, 2009 we had income tax expense of approximately $112,000.

Liquidity and Capital Resources

At September 30, 2010, we had cash and cash equivalents of approximately $960,000 and working capital of approximately $7,650,000 as compared to cash and cash equivalents and marketable securities of approximately $1,112,000 and working capital of $7,332,000 at December 31, 2009. The decrease in cash and cash equivalents and marketable securities primarily reflects the making of short term commercial loans in the total amount of $3,912,500, offset by proceeds of collection of these loans in the amount of $3,322,921 and the use of lines of credit in the amount of $300,000. The increase in working capital is primarily attributable to the net income of $352,387.

For the nine month periods ended September 30, 2010 and 2009, net cash provided by operating activities were approximately $110,000 and $348,000, respectively. The decrease in net cash provided by operating activities primarily results from increase in realized gain on marketable securities that were previously marked down, a decrease in deferred origination fees, a decrease in income taxes payable and an increase in other current assets, offset by an increase in net income.

Net cash used in investing activities was approximately $158,000 for the nine months ended September 30, 2010, compared to net cash used in investing activities of approximately $1,149,000 for the period ended September 30, 2009. Net cash used in investing activities consisted primarily of the issuance of the our short term commercial loans in the amount of approximately $3,912,000, offset by collection of these loans in the amount of $3,323,000 and proceeds from sale of marketable securities in the amount of approximately 432,000. In the period ended September 30, 2009 net cash used in investing activities consisted primarily of the issuance of the our short term commercial loans in the amount of $4,988,000, offset by collection of these loans in the amount of $3,585,000 and proceeds from sale of marketable securities in the amount of approximately 254,000.

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

Item 4.   CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2010, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within our organization, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Manhattan Bridge Capital, Inc. (Registrant)

Date: October 27, 2010	By: /s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: October 27, 2010	By: /s/ Inbar Evron-Yogev
Inbar Evron-Yogev, Chief Financial Officer
( Principal Financial and Accounting Officer)