Form 10-K
period 2010-12-31
MANHATTAN BRIDGE CAPITAL, INC
filed 2011-03-16
CIK 1080340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐.        No ☒

The aggregate market value of the Registrant’s voting and non-voting common stock held by non-affiliates of the Registrant on June 30, 2010, computed by reference to the closing price for such common stock on the NASDAQ Capital Market on such date, was approximately $2,422,853. (For this computation, the Registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the Registrant and certain other shareholders; such an exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the Registrant.)

As of March 16, 2011 the registrant has a total of 3,324,459 shares of Common Stock outstanding.

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

All references in this Annual Report to “Manhattan Bridge Capital” “the Company,” “we,” “us” and “our” refer to Manhattan Bridge Capital, Inc. a New York corporation founded in 1989 and its consolidated subsidiaries DAG Funding Solutions, Inc. (“DAG Funding”), formed under the laws of the State of New York in May 2007 and MBC Funding I, Inc. (“MBC Funding”), formed under the laws of the State of New York in October 2010 and DAG Interactive, Inc. (“DAG Interactive”) formed under the laws of Delaware in December 2005, which was dissolved in June 2010, unless the context otherwise requires.

PART I

Item 1.  Business

General

The Company offers short-term, secured, non–banking loans to real estate investors (also known as hard money) to fund their acquisition and construction of properties located in New York Metropolitan area.

Products and services

▪ Manhattan Bridge Capital, DAG Funding and MBC Funding.

The Company offers short-term, secured, non–banking loans to real estate investors (also known as hard money) to fund their acquisition of properties located in New York Metropolitan area. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the businesses. The loans are generally for a term of one year. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term. For the years ended December 31, 2010 and 2009 the total amounts of $6,141,593 and $7,204,229, respectively, have been lent, offset by collections received from borrowers, under the short-term commercial loans in the amount of $4,461,921 and $6,289,668, respectively. Loans ranging in size from $50,000 to $900,000 were concluded at stated interest rates of 12% to 16%, but often at higher effective rates based upon points or other up-front fees. The Company uses its own employees, outside lawyers and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions.  Outside appraisers are also employed to assist the Company’s officials in evaluating the worth of collateral, when deemed necessary by management.

The Company generally grants loans for a term of one year.  In certain situations the Company and its borrowers have mutually agreed to the extension of the loans as a result of the downturn in the economy and the real estate industry in the New York metropolitan area. Potential buyers of the real estate serving as collateral for the short-term loans may have difficulty securing financing due to restrictions imposed by financial institutions resulting from the recent mortgage crisis. In addition, the Company’s borrowers may be having difficulty securing permanent financing.  Prior to the Company granting an extension of any loan, it reevaluates the underlying collateral.

 To date, the Company has not experienced any defaults and none of the loans previously made have been non-collectable, although no assurances can be given that existing or future loans may not go into default or prove to be non-collectible in the future.

At December 31, 2010, the Company is committed to an additional $1,521,000 in construction loans that can be drawn by the borrower when certain conditions are met.

▪ DAG Interactive.

On June 21, 2010 the board of directors of the Company decided to dissolve DAG Interactive. Upon dissolution, all of DAG Interactive’s assets including, the rights to its proprietary software, were distributed to its shareholders in the same proportion as their percentage ownership in DAG Interactive.

Growth strategy

The immediate focus of our expansion plans is to increase the volume of our short-term, secured commercial loans to small businesses.  As we gain experience in these operations we believe we will be able to do so.  If we develop a successful track record in our lending operations, we will seek additional loans from a commercial bank which, if obtained, will enable us to maintain higher outstanding loan balances to our customers.

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

Employees

As of December 31, 2010, we employed a total of 3 people, including full-time and executive employees. We believe that our relationships with our employees and contractors are good.  None of our employees are represented by a labor union.

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

Risks Related to our Business

We have generated only limited revenues from our lending operations

We have generated aggregate revenues of approximately $2.25 million from our lending operations during 2010 and 2009 and there can be no assurance that we can operate on a scale that would permit us to earn substantial income.

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

We face risk from a volatile real estate market and risks inherent in the real estate lending business.

We concentrate our lending in the real estate market.  Accordingly, our portfolio may experience more volatility and be exposed to greater risk than a more diversified portfolio.  Our business and performance will be affected by factors affecting the value of real estate and the earnings of companies engaged in the real estate industry.  These factors include, but are not limited to:  (a) changes in general economic and market conditions; (b) changes in the value of real estate properties; (c) risks related to local economic conditions, overbuilding, and increased competition; (d) increases in property taxes and operating expenses; (e) changes in zoning laws; (f) variations in rental income, neighborhood values, or appeal of property to tenants; and (g) changes in interest rates.

The recent decline in the broader credit markets related to sub-prime mortgage dislocation has cause the global financial markets to become more volatile and the homebuilding and real estate markets have been dramatically impacted as a result.  The continued depression in and volatility of these markets could create a difficult operating environment in the near term and investors should be aware that general risks of investing in real estate may be magnified.

Real estate lending involves certain inherent risks, including the following:

Our real estate loans may include loans secured by income producing commercial property.  These loans have risk because leases expire, market rents may decline, expenses may rise and net operating income may decline.  Our loans may include construction mortgage loans.  These are loans generally made to real estate developers to fund the construction of one or more buildings on commercial real property.  These loans are riskier than loans secured by income producing properties because during the construction period the borrower does not receive income from the property to make payments on the loan.  In addition, events may occur during the time the property is under construction that causes its value to be less than the outstanding loan amount.

Our loans provide for a "balloon payment."  A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance.  Loans with balloon payments can be riskier than fully amortizing loans with even payments of principal over an extended time period because the borrower's repayment depends on its ability to refinance the loan or sell the property profitably when the loan comes due.  There is no assurance that a borrower will have sufficient resources to make a balloon payment when due.  The borrower or property may not qualify for the refinancing of the balloon amount if the borrower’s creditworthiness has declined, the property’s net operating income is insufficient to support the necessary debt service for the new loan or there simply is not capital available to finance the property.

Manhattan Bridge Capital's business is affected by market interest rates.

Our business and financial performance is affected by market interest rates and movement in those rates.  The monetary, tax and other policies of governmental agencies, including the Federal Reserve, have a significant impact on interest rates and overall financial market performance over which we  have no control and which we may not be able to adequately predict.

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

As of December 31, 2010, our executive officers and directors collectively own approximately 46.80% of the outstanding shares of our common stock or beneficially own 53.35% of the outstanding shares of our common stock, assuming the exercise of options which are currently exercisable or will become exercisable within 60 days from the filing of this report, held by these shareholders.  As a result, these shareholders, acting together, will be able to exercise significant influence over matters requiring approval by our shareholders, including the election of directors.  Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our shareholders might otherwise receive a premium for their shares over then current market prices.

Our shareholders may experience substantial dilution as a result of the exercise of outstanding options to purchase our common stock.

As of December 31, 2010, we had outstanding options for 631,000 shares, with exercise prices range from $0.67 to $2.26 per share.  The exercise of these options could result in dilution to our existing shareholders and could have a material adverse effect on our stock price.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

Our executive and principal operating office is located in New York, New York.  We use this space for all of our operations.  This space is occupied under a lease that expires June 30, 2011.  The current monthly rent is $6,025 including electricity.  We believe this facility is adequate to meet our requirements at our current level of business activity.

Item 3.  Legal Proceedings

None.

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Market Information

Our Common Stock is traded on the NASDAQ Capital Market under the symbol “LOAN”.

The high and low sales prices for our common stock as reported by the NASDAQ Capital Market for the quarterly periods during 2010 and 2009 were as follows:

	High	Low
2009
First Quarter	$0.79	$0.55
Second Quarter	$1.09	$0.54
Third Quarter	$1.05	$0.8
Fourth Quarter	$1.22	$0.95
2010
First Quarter	$1.56	$1.00
Second Quarter	$1.39	$1.10
Third Quarter	$1.70	$1.26
Fourth Quarter	$1.56	$1.23

On March 14, 2011, the last reported sale price of our common stock on the NASDAQ Capital Market was $1.59 per share.

 (b)           Holders

As of March 14, 2011, the approximate number of record holders of our Common Stock was 16. The number of holders does not include individuals or entities who beneficially own shares but whose shares, which are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder. American Stock Transfer & Trust Company serves as transfer agent for our shares of common stock.

(c)           Dividends

In 2010 and 2009, we did not declare a dividend. At this point, we have no plans to pay dividends.

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

Overview

The Company offers short-term, secured, non–banking loans to real estate investors (also known as hard money) to fund their acquisition and construction of properties located in the New York Metropolitan area. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the businesses. The loans are generally for a term of one year. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term. For the years ended December 31, 2010 and 2009 the total amounts of $6,141,593 and $7,204,229, respectively, have been lent, offset by collections received from borrowers, under the short term commercial loans in the amount of $4,461,921 and $6,289,668, respectively. Loans ranging in size from $50,000 to $900,000 were concluded at stated interest rates of 12% to 16%, but often at higher effective rates based upon points or other up-front fees.

The Company uses its own employees, outside lawyers and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions.  Outside appraisers are also used to assist the Company’s officials in evaluating the worth of collateral.

The Company generally grants loans for a term of one year.  In certain situations the Company and its borrowers have mutually agreed to the extension of the loans as a result of the downturn in the economy and the real estate industry in the New York metropolitan area. Prior to the Company granting an extension of any loan, it reevaluates the underlying collateral. At December 31, 2010, the Company’s short-term loans include loans in the amount of $250,000, $813,000, and $3,045,200, originally due in 2008, 2009 and 2010, respectively. In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans.  Accordingly, at December 31, 2010 and 2009, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof included in operations for the years then ended.  Subsequent to the balance sheet date approximately $1,503,000 of the extended loans outstanding at December 31, 2010 are currently being negotiated for a further extension of the due date.

To date, the Company has not experienced any defaults and none of the loans previously made have been non-collectable, although no assurances can be given that existing or future loans may not go into default or prove to be non-collectible in the future.

At December 31, 2010, the Company was committed to an additional $1,521,000 in construction loans that can be drawn by the borrower when certain conditions are met.

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

  The Company recognizes revenues in accordance with ASC 605, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery of the product has occurred or services have been rendered, (iii) the sales price charged is fixed or determinable, and (iv) collectability is reasonably assured.

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

Results of operations

Years ended December 31, 2010 and 2009

Total revenue

Total revenue for the year ended December 31, 2010 was $1,210,000 compared to $1,039,000 for the year ended December 31, 2009 an increase of $171,000 or 16.5%. The increase in revenue represents an increase in lending operations. In 2010, $994,000 of the Company’s revenue represents interest income on the short-term, secured, commercial loans that the Company offers to small businesses compared to $840,000 in 2009 and $216,000 represents origination fees on such loans compared to $199,000 in 2009. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the businesses.

Interest expense on lines of credit used

Interest expense on lines of credit used for the year ended December 31, 2010 was $29,000 compared to $0 for the year ended December 31, 2009. The increase in interest expense is due to use of the two lines of credit we established (See note 6 to the financial statements) in order to increase our ability to make loans.

Referral fees

Referral fees for the year ended December 31, 2010 was $12,000 compared to $0 for the year ended December 31, 2009. The referral fees represent fees paid on such loans which amortize over the life of the loan.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2010 were $783,000 compared to $673,000 for the year ended December 31, 2009, an increase of $110,000 or 16.3%. This increase is primarily attributable to an increase in payroll expenses of approximately $88,000 (See also note 13 to the financial statements) and an increase of $20,000 in legal expenses.

Other income

For the year ended December 31, 2010, we had other income of approximately $156,000 consisting of realized gains on marketable securities that were previously marked down of approximately $151,000, and dividend and interest income of $5,000. For the year ended December 31, 2009, we had other income of approximately $44,000, consisting mainly of dividend and interest income of approximately $24,000, settlement income of $15,000 with the former CEO of Shopila Corp, and realized income on the sale of marketable securities of approximately $5,000.

Income from operations before income tax expense

Income from operations before provision for income tax for the year ended December 31, 2010 was $542,000 compared to $410,000 for the year ended December 31, 2009. This increase is primarily attributable to an increase in revenue and an increase in other income, offset by an increase in operating costs and expenses.

Income tax expense

In the year ended December 31, 2010 we had income tax expense (including interest and penalties) of approximately $223,000 and for the year ended December 31, 2009 we had income tax expense of approximately $174,000.

Liquidity and Capital Resources

At December 31, 2010, we had cash and cash equivalents of $386,000 and working capital of $8,034,000 compared to cash and cash equivalents and marketable securities of $1,112,000 and working capital of $7,332,000 at December 31, 2009.  The decrease in cash and cash equivalents and marketable securities primarily reflects the making of short term commercial loans in the total amount of approximately $6,142,000, offset by collections received from borrowers in the amount approximately $4,462,000, proceeds from the sale of the Company’s remaining marketable securities of $432,000, the use of our bank line of credit in the amount of $300,000 and our issuance of senior secured notes in the amount of $500,000. The increase in working capital is primarily attributable to the issuance of senior secured notes in the amount of $500,000, net income of approximately $319,000, offset by deferred financing costs of $97,500.

For the year ended December 31, 2010 net cash provided by operating activities was $224,000 compared to $486,000 for the year ended December 31, 2009. The decrease in net cash provided by operating activities primarily results from an increase in the realized gain on marketable securities that were previously marked down in the amount of $141,000, an increase in   taxes paid during the year ended December 31, 2010, a decrease in the change of deferred origination fees and a decrease in collection of interest receivable on short term commercial loans due to increase in loans made, offset by an increase in net income of $84,000.

For the year ended December 31, 2010 net cash used in investing activities was $1,248,000, compared to $661,000 for the year ended December 31, 2009, Net cash used in investing activities for the year ended December 31, 2010,consisted primarily of the issuance of our short term commercial loans in the amount of approximately $6,142,000, offset by collection of these loans in the amount of approximately $4,462,000 and the proceeds from the sale of marketable securities in the amount of $432,000.

For the year ended December 31, 2010 net cash provided by financing activities was $703,000, compared to net cash used in financing activities of $1,000 for the year ended December 31, 2009. Net cash provided by financing activities for the year ended December 31, 2010 reflects the use of our line of credit in the amount of $300,000 and issuance of our senior secured notes in the amount of $500,000, offset by deferred financing costs on the issuance of the senior secured notes in the amount of $97,500.

Until our initial public offering in 1999, our only source of funds was cash flow from operations, which funded both our working capital needs and capital expenditures.  As a result of our initial public offering in May 1999, we received proceeds of approximately $6.4 million, which has increased our ability to pay operating expenses.  Our credit facilities are limited.  As of December 31, 2010, our funds were invested in money market funds,  and short term commercial loans.

Contractual Obligations

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Long-Term Debt Obligations	$—	$—	$—	$—	$—
Operating Lease Obligations	35,029	35,029	—	—	—
Total	$35,029	$35,029	$—	$—	$—

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

In August 2009, the FASB issued an update to ASC 820. This Accounting Standards Update (“ASU”) No. 2009-5, Measuring Liabilities at Fair Value (“ASU 2009-5”) amends the provisions in ASC 820 related to the fair value measurement of liabilities and clarifies for circumstances in which a quoted price in an active market for the identical liability is not available. ASU 2009-5 is intended to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. ASU 2009-5 was effective for the Company in the first quarter of fiscal year 2010. ASU 2009-5 concerns disclosure only. The adoption of ASU 2009-5 did not have a material effect on the Company’s consolidated financial statements.

In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, which codifies SFAS No. 167, Amendments to FASB Interpretation No. 46(R) issued in June 2009. ASU 2009-17 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. ASU 2009-17 is effective for annual reporting periods beginning after November 15, 2009. The   adoption of ASU 2009-17 did not have a material effect on the Company’s  consolidated financial statements.

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. Currently, the Company believes that the adoption of ASU 2010-6 will not have a material effect on its consolidated financial statements.

In February 2010, FASB issued ASU 2010-9, as an amendment to ASC 855. This update eliminates the requirement to provide a specific date through which subsequent events were evaluated. This update was issued to alleviate potential conflicts between ASC855 and SEC reporting requirements. The update was effective upon issuance and has no impact on the Company’s consolidated financial statements.

In July 2010, FASB issued ASU 2010-20, entitled “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which is effective for public entities interim and annual financial statements ending after December 15, 2010. The objective of this amended guidance is for an entity to provide disclosures that facilitate financial statement users’ evaluation of; the nature of credit risk inherent in the entities portfolio of financing receivables; how risk is analyzed and assessed in arriving at the allowance for credit losses; and the changes and reasons for those changes in the allowance for credit losses. Existing guidance has been amended to provide enhanced disaggregated disclosures in situations involving impairments or troubled loan restructurings, with the guidance for trouble debt restructuring disclosures delayed pursuant to ASU 2011-01. Company disclosures herein are based on the Company’s adoption of ASU 2010-20, and providing disclosures there under that apply to its short term loan portfolio in the current circumstances.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010 (the “Evaluation Date”).  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Our executive officers and directors and their respective ages are as follows:

Name	Age	Position

Assaf Ran	45	Founder, Chairman of the Board, Chief Executive Officer, President and Director

Inbar Evron-Yogev	38	Chief Financial Officer, Vice President, Treasurer and Secretary

Michael Jackson (1,2,3)	46	Director

Phillip Michals (1,2,3)	41	Director

Eran Goldshmid (1,2,3)	44	Director

Mark Alhadeff	47	Director

Lyron Bentovim(2)	42	Director

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

Set forth below is a brief description of the background and business experience of our executive officers and directors:

Assaf Ran, our founder, has been our Chief Executive Officer and President since our inception in 1989.  Mr. Ran has 22 years of senior management experience leading public and private directories businesses.  Mr. Ran started several yellow page businesses from the ground up and managed to make each one of them successful. Mr. Ran’s professional experience and background with us, as our director since March 1999, have given him the expertise needed to serve as one of our directors.

Mrs. Evron-Yogev joined the Company in March 2006, as our Chief Financial Officer, Mrs. Evron-Yogev is an Israeli licensed CPA and has professional experience in financial accounting.  From 2003 until accepting her position with us, Mrs. Evron-Yogev worked at PriceWaterhouseCoopers (“PWC”) in New York City, as an experienced senior associate on an audit team.  From 2000 to 2003 Mrs. Evron-Yogev worked at the Luboshitz Kasierer office of Arthur Andersen, in Tel-Aviv, Israel, as a senior associate in an audit team.

Michael J. Jackson has been a member of our Board since July 2000.  Since April 2007, he has been the Chief Financial Officer and the Executive Vice President of iCrossing, Inc., a digital marketing agency. From September 1999 to April 2007, he was the corporate controller of AGENCY.COM, a global Internet professional services company, for which he was the Chief Accounting Officer from May 2000 until September 2001 and the Chief Financial Officer from October 2001 to April 2007.  From October 1994 until August 1999, Mr. Jackson was a manager at Arthur Andersen, LLP and Ernst and Young.  Mr. Jackson also served on the New York State Society Auditing Standards and Procedures Committee from 1998 to 1999 and served on the New York State Society’s SEC Committee from 1999 to 2001.  Mr. Jackson holds an M.B.A. in Finance from Hofstra University and is a Certified Public Accountant. During the past five years, until May 2008, Mr. Jackson also was a member of the Board of Directors of Adstar, Inc. (PINKSHEETS: ADST.PK). Mr. Jackson’s professional experience and background with other companies and with us, as our director since July 2000, have given him the expertise needed to serve as one of our directors.

Phillip Michals has been a member of our Board of Directors since March 1999.  Phil Michals currently is the Head of Business Development with Aegis Capital Corp.  Phil has specialized in recruiting and retention and has been partners in two previous HR consulting companies MSCI and Uptick Trading, both companies consulted with NYSE and FINRA broker- dealers. Since November 2000, he has also been a Principal of RG Michals and PPG Trading, Phil is also a Founder and Principal of Quadstar Capital Advisors, a financial advisory company.   Mr. Michals received a BS degree in human resources from the University of Delaware in May 1992. Mr. Michals is currently registered as an Investment Advisor.  Mr. Michals’s professional experience and background with other companies and with us, as our director since March 1999, have given him the expertise needed to serve as one of our directors.

Eran Goldshmid has been a member of our board of directors since March 1999.  Mr. Goldshmid received certification as a financial consultant in February 1993 from the School for Investment Consultants, Tel Aviv, Israel, and a BA in business administration from the University of Humberside, England in December 1998.  From December 1998 until July 2001, he had been the general manager of the Carmiel Shopping Center in Carmiel, Israel.  Since August 2001, he has been president of the New York Diamond Center, New York, NY.  Mr. Goldshmid’s professional experience and background with other companies and with us, as our director since March 1999, have given him the expertise needed to serve as one of our directors.

Mark Alhadeff has been a member of our Board since December 2005.  Mr. Alhadeff also served as the Chief Technology Officer of DAG Interactive, Inc.  Mr. Alhadeff is the co-founder of Ocean-7 Development, Inc., a technology corporation in the business of providing programming services as well as web development services and database solutions.  Mr. Alhadeff has been Ocean-7’s president since its formation in 1999.  Prior to founding Ocean-7, Mr. Alhadeff served as a consultant to various publishers, worked as an art director and was actively involved in creating and implementing the transition to digital production methodologies before they became common industry practice.  Mr. Alhadeff is a Stony Brook University graduate.  Mr. Alhadeff’s professional experience and background with other companies and with us, as our director since December 2005, have given him the expertise needed to serve as one of our directors.

  Lyron Bentovim has been a member of our Board since December 2008.  Since August 2009 Mr. Bentovim is Chief Operating Officer and Chief Financial Officer at Sunrise Telecom a leader in test and measurement solutions for telecom, wireless and cable networks. From August 2001 to July 2009, he was a Portfolio Manager of SKIRITAI Capital LLC, an investment advisor based in San Francisco. From May 2000 to August 2001, he served as the President, COO and co-founder of WebBrix Inc., a retail channel aiming to provide physical space and services for online retailers. Additionally, Mr. Bentovim spent time as a Senior Engagement Manager with strategy consultancies of USWeb/CKS and the Mitchell Madison Group from September 1997 to May 2000. Mr. Bentovim also holds directorships at Three Five Systems Inc. (PINKSHEETS – TFSI.PK) since September 2005, Argonaut Technologies Inc. (PINKSHEETS – AGNT.PK) since May 2005 and Top Image Systems LTD (NASDAQ – TISA) since November 2008.  During the past five years, Mr. Bentovim also held directorships at Sunrise Telecom (PINKSHEETS – SRTI) from October 2008 until August 2009, Ault Inc. (was NASDAQ – AULT – company sold) from October 2005 until February 2006, RTW Inc. (was NASDAQ – RTWI -company sold) from April 2006 until December 2007. Mr. Bentovim’s professional experience and background with other companies and with us, as our director since December 2008, have given him the expertise needed to serve as one of our directors.

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

To the best of our knowledge, based solely on review of the copies of such forms furnished to us, or written representations that no other forms were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent (10%) shareholders were complied with during 2010.

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

Item 11.  Executive Compensation.

The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the years ended December 31, 2010 and 2009 by our (i) principal executive officer and (ii) the next two highest paid executive officers, other than the principal executive officer, whose salaries during the last completed fiscal year exceeded $100,000. These individuals are referred to as the ‘‘named executive officers.’’

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non Equity Incentive plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earning ($)	All Other Compen- sation ($) (2)	Total ($)
Assaf Ran	2010	$167,308	$65,000	—	$53,799	$5,019	—	$5,019	$291,126
Chief Executive Officer and President	2009	$91,586	$65,000	—	$47,574	$2,748	—	$2,748	$206,908

 (1) Consists of stock options valued in accordance with ASC Topic 718
 (2) Company’s matching contributions are made pursuant to a simple master IRA plan.

Employment Contracts

In March 1999, we entered into an employment agreement with Assaf Ran, our President and Chief Executive Officer.  Mr. Ran’s employment term renews automatically on July 1st of each year for successive one-year periods unless either party gives 180 days written notice of its intention to terminate the agreement.  Under the agreement, Mr. Ran receives an annual base salary of $75,000 and annual bonuses as determined by the compensation committee of the Board of Directors in its sole and absolute discretion and is eligible to participate in all executive benefit plans established and maintained by us.  Under the agreement, Mr. Ran agreed to a one-year non-competition period following the termination of his employment. As of March 2003 the compensation committee approved an increase in Mr. Ran’s compensation to an annual base salary of $225,000. On March 13, 2008 the compensation committee approved Mr. Ran’s reduction of his annual salary by 75% to $56,000 for an additional one year or until the Company has more significant operations (as defined by the Committee). On March 18, 2009 the compensation committee approved Mr. Ran’s continuing the reduction of his annual salary to $100,000 for one year or until the Company has more significant operations (as defined by the Committee). On June 21, 2010 the board restored Mr. Ran’s salary to the level of $225,000 per year. Mr. Ran’s annual base compensation was $167,000 and $92,000 during the years 2010 and 2009, respectively, and a bonus of $65,000 for each of the years 2010 and 2009, which was approved by the Compensation Committee of the Board of Directors.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding options to purchase our common stock by the named executive as of December 31, 2010.

Option Awards							Stock Awards
Name (a)		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Assaf Ran	2006(1)	140,000	—	—	$2.26	3/15/2011	—	—	—	—
Chief Executive	2007(2)	70,000	—	—	$1.69	3/22/2012
Officer and	2008(3)	46,667	—	—	$1.01	3/13/2013
President	2009(4)	93,333	46,667	—	$0.74	3/18/2014
	2010(5)	23,333	46,667	—	$1.43	3/16/2015

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

(5)
The options were granted on March 16, 2010.  One third of such options vested immediately and the balance vest in equal annual installments on each anniversary of the grant date.  The exercise price represents 110% of the fair market price on the date of grant.

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

Director Compensation

Name (a)	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Michael Jackson (2)	$2,100	$5,701	$7,801
Phillip Michals(2)	$2,400	$5,701	$8,101
Eran Goldshmid (2)	$2,400	$5,701	$8,101
Mark Alhadeff	—	—	—
Lyron Bentovim (2)	$2,100	$5,701	$7,801

(1)	Consists of stock options. Valuation is based on ASC Topic 718.

(2)	Represents option awards to purchase 7,000 shares of our common stock.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table, together with the accompanying footnotes, sets forth information, as of March 16, 2011, regarding the beneficial ownership of our common stock by all persons known by us to beneficially own more than 5% of our outstanding common stock, each named executive officer, each director, and all of our directors and officers as a group:

Name of Beneficial Owner (1)	Title of Class	Amount and Nature of Beneficial Ownership (2)	Percentage of Class

Executive Officers and Directors
Assaf Ran (3)	Common	1,802,262	49.36%
Michael Jackson (4)	Common	35,000	1.04%
Phillip Michals (5)	Common	50,000	1.49%
Eran Goldshmid (4)	Common	35,000	1.04%
Mark Alhadeff	Common	60,000	1.80%
Lyron Bentovim (6)	Common	26,358	*
All officers and directors as a group (7 persons)	Common	2,022,620	53.35%

* Less than 1%

(1)           Unless otherwise provided, the address of each of the individuals above is c/o Manhattan Bridge Capital, Inc., 192 Lexington Avenue, New York, New York 10016.

 (2)           A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from March 16, 2011 upon the exercise of options and warrants or conversion of convertible securities.  Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from March 16, 2011 have been exercised or converted.  Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned.  All percentages are determined based on 3,324,459 shares outstanding on March 16, 2011.

(3)  Includes 326,667 shares underlying options.

(4)  All of the shares beneficially owned by Michael Jackson and Eran Goldshmid underly options.

(5)  Includes 35,000 shares underlying options.

(6)  Includes 21,000 shares underlying options.

Equity Compensation Plan Information

On June 23, 2009 the Company adopted the 2009 Stock Option Plan (the “Plan”) which replaced the 1999 Stock Option Plan as amended (the “Prior Plan”), which expired in May of 2009. Options granted under the Prior Plan remain outstanding until expired, exercised or cancelled.

The following table summarizes the (i) options granted under the Company’s 1999 Stock Option Plan, (ii) options granted under the Company’s 2009 Stock Option Plan, and (iii) options granted outside the Company Option Plan, as of December 31, 2010.  The shares covered by outstanding options and warrants are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events.  No other equity compensation has been issued.

	Equity Compensation Plan Table
	Number of securities(1) to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities(1) remaining available for future issuance under equity compensation plans
Equity Compensation Plans Approved By Security Holders
Grants under the Company’s 1999 Stock Option Plan	505,000	$1.44	0
Grants under the Company’s 2009 Stock Option Plan	126,000	$1.30	224,000
Equity Compensation Plans Not Requiring Approval By Security Holders
Aggregate Individual Option Grants	20,000	$2.50	Not applicable
Total	651,000	$1.44	224,000

The aggregate individual warrant grants outside the Stock Option Plan referred to in the table above include 20,000 warrants granted to Paulson in connection with the Company’s private placement of senior secured notes.

The market value of the common stock underlying the options abovementioned, as of March 14, 2011 is $1,035,000.

Item 13.  Certain Relationships and Related Transactions and Director Independence

In April 2010, in connection with the closing of loan transaction to a third party by the Company, Mr. Ran our CEO loaned the Company $150,000 bearing interest of 12% per annum, which was fully repaid to him within a week. During the year of 2010 interest expense on such loan was $400.

Director Independence

Our Board of Directors is comprised of Assaf Ran, Michael J. Jackson, Phillip Michal, Eran Goldshmid, Mark Alhadeff, and Lyron Bentovim.

The Board has determined, in accordance with Nasdaq’s listing standards, that: (i) Messrs. Jackson, Michals, Goldshmid and Bentovim (the “Independent Directors”) are independent and represent a majority of its members; (ii) Messrs. Jackson, Michals, Goldshmid and Bentovim, as the sole members of the Audit Committee, are independent for such purposes; and (iii) Messrs. Jackson, Michals and Goldshmid, members of Compensation Committee, as the sole members of the Compensation Committee, are independent for such purposes.

In determining director independence, our Board applies the independence standards set by Nasdaq. In its application of such standards the Board takes into consideration all transactions with Independent Directors and the impact of such transactions, if any, on any of the Independent Directors’ ability to continue to serve on our Board. To that end, for the fiscal year ended 2010, our Board considered the options awarded to the Independent Directors disclosed above in “Item 11 – Executive Compensation – Director Compensation” and determined that those transactions were within the limits of the independence standards set by Nasdaq and did not impact their ability to continue to serve as Independent Directors.

Item 14.  Principal Accountant Fees and Services

The aggregate fees billed by our principal accounting firm, Hoberman, Miller, Goldstein & Lesser, P.C, for the fiscal years ended December 31, 2010 and 2009 are as follows:

(a)           Audit Fees

2010

The aggregate fees incurred during 2010 for Hoberman, Miller, Goldstein & Lesser, P.C, our principal accountant, were $55,500, covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2010.

2009

The aggregate fees incurred during 2009 for Hoberman, Miller, Goldstein & Lesser, P.C, our principal accountant, were $47,500, covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2009.

(b)           Audit-Related Fees

There were no audit-related fees billed by Hoberman, Miller, Goldstein & Lesser, P.C, our principal accountant during 2010 or 2009.

(c)           Tax Fees

Tax fees of $2,500 were billed by our principal accountants in 2010 for preparing the 2009 tax return.

Tax fees of $2,500 were billed by our principal accountants in 2009 for preparing the 2008 tax return.

 (d)       All Other Fees

Our principal accountants billed no other fees, beyond those disclosed in this Item 14, in 2010 and 2009.

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

Exhibit No.	Description

3.1(a)	Certificate of Incorporation of the Company (1)
3.1(b)	Certificate of Amendment of the Certificate of Incorporation (6)
3.1(c)	Certificate of Change (5)
3.2	By-laws of the Company (1)
4.1	Specimen Stock Certificate (2)
4.2	Form of Underwriter’s Warrant (1)
10.1*	Employment Agreement dated March 1, 1999 by and between Assaf Ran and the Company (1)
10.2	Web Site Company Formation, Development and Services Agreement dated December 5, 2005 by and between Manhattan Bridge Capital, Inc. and Ocean-7 Development, Inc. (3)
10.3	Lease Agreement by and between the Company. and Cres, Inc. for the premises located at 192 Lexington Avenue, New York, New York 10016. (4)
10.4*	Form of the Company’s 2009 Stock Option Plan, as amended (6)
23.1	Consent of Hoberman, Miller, Goldstein & Lesser, P.C., dated March 16, 2011. (filed herewith)
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act (filed herewith)
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act (filed herewith)
32.1**	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act (furnished herewith)
32.2**	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act (furnished herewith)

* Compensation plan or arrangement for current or former executive officers and directors.
** Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.
(1)	Previously filed as exhibit to Form SB-2 on March 10, 1999 and incorporated herein by reference .
(2)	Previously filed as exhibit to Form SB-2/A on April 23, 1999 and incorporated herein by reference .

(3)	Previously filed as exhibit to Form 8-K on December 12, 2005 and incorporated herein by reference.
(4)	Previously filed as an exhibit to Form 10-QSB on August 14, 2006 and incorporated herein by reference.
(5)	Previously filed as exhibit to Form 8-K on July 24, 2008 and incorporated herein by reference .
(6)	Previously filed as Appendix A to Schedule 14A on May 14, 2010 and incorporated herein by reference.

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
Assaf Ran, President, Chief Executive Officer and Chairman of the Board of Directors
Date:  March 16, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 16, 2011:

Signature	Date	Title

/s/ Assaf Ran	March 16, 2011	President, Chief Executive Officer
Assaf Ran		and Chairman of the Board of Directors (principal executive officer)

/s/ Inbar Evron-Yogev	March 16, 2011	Chief Financial Officer (principal
Inbar Evron-Yogev		financial and accounting officer)

/s/ Phillip Michals	March 16, 2011	Director
Phillip Michals

/s/ Eran Goldshmid	March 16, 2011	Director
Eran Goldshmid

/s/ Michael Jackson	March 16, 2011	Director
Michael Jackson

/s/ Mark Alhadeff	March 16, 2011	Director
Mark Alhadeff

/s/ Lyron Bentovim	March 16, 2011	Director
Lyron Bentovim

MANHATTAN BRIDGE CAPITAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Manhattan Bridge Capital, Inc.

We have audited the accompanying consolidated balance sheets of Manhattan Bridge Capital, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2010.  Manhattan Bridge Capital, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Manhattan Bridge Capital, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

By: /s/ Hoberman, Miller, Goldstein & Lesser, P.C

Hoberman, Miller, Goldstein & Lesser, CPA’s, P.C.

New York, New York
March 16, 2011

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 and 2009

	2010	2009

Assets
Current assets:
Cash and cash equivalents	$386,023	$707,449
Investment in marketable securities	—	404,268
Total cash and cash equivalents and investment in marketable securities at fair value	386,023	1,111,717

Short term loans	8,156,293	6,476,621
Interest receivable on short term loans	91,593	60,207
Other current assets	13,427	26,568
Total current assets	8,647,336	7,675,113

Property and equipment, net	2,425	5,458
Security deposit	17,515	17,515
Investment in privately held company, at cost	100,000	100,000
Deferred financing costs	109,183	—

Total assets	$8,876,459	$7,798,086

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$300,000	$—
Accounts payable and accrued expenses	56,405	77,768
Deferred origination fees	76,428	102,751
Income taxes payable	180,513	162,182
Total current liabilities	613,346	342,701
Long term liabilities:
Senior secured notes	500,000	—
Total liabilities	1,113,346	342,701

Commitments and contingencies
Shareholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; no shares issued	—	—
Common shares - $.001 par value; 25,000,000 authorized; 3,405,190 issued; 3,324,459 outstanding at December 31, 2010 and 2009	3,405	3,405
Additional paid-in capital	9,588,849	9,476,762
Treasury stock, at cost- 80,731 common shares at December 31, 2010 and 2009	(241,400)	(241,400)
Accumulated other comprehensive income	—	123,823
Accumulated deficit	(1,587,741)	(1,907,205)
Total shareholders’ equity	7,763,113	7,455,385

Total liabilities and shareholders’ equity	$8,876,459	$7,798,086

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

Interest income from short term loans	$993,601	$839,802
Origination fees	216,058	199,023
Total Revenue	1,209,659	1,038,825
Operating costs and expenses:
Interest expense on lines of credit used	28,527	—
Referral fees	11,981	—
General and administrative expenses	783,231	673,221
Total operating costs and expenses	823,739	673,221

Income from operations	385,920	365,604

Interest and dividend income	4,972	24,210
Realized net loss on marketable securities	—	(5,940)
Realized gain on marketable securities that were previously marked down	151,419	10,653
Other income	—	15,000
Total other income	156,391	43,923
Income from operations before income tax expense	542,311	409,527
Income tax expense	(222,847)	(173,780)
Net income	$319,464	$235,747

Basic and diluted net income per common share outstanding:
—Basic	$0.10	$0.07
—Diluted	$0.09	$0.07
Weighted average number of common shares outstanding
—Basic	3,324,459	3,325,566
—Diluted	3,372,289	3,330,315

The accompanying notes are an integral part of these consolidated financial statements

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Totals
	Shares	Amount		Shares	Cost
Balance, January 1, 2009	3,405,190	$3,405	$9,399,861	79,430	$(239,944)	$(30,088)	$(2,142,952)	$6,990,282
Non cash compensation			76,901					76,901
Treasury Shares				1,301	(1,456)			(1,456)
Unrealized gain on preferred stocks and other marketable securities						153,911		153,911
Net income for the year ended December 31, 2009							235,747	235,747
Total comprehensive income								389,658
Balance, December 31, 2009	3,405,190	3,405	9,476,762	80,731	(241,400)	123,823	(1,907,205)	7,455,385
Non cash compensation			72,443					72,443
Warrants granted			11,683					11,683
Forgiveness of debt			27,961					27,961
Effect of sale of remaining marketable securities						(123,823)		(123,823)
Net income for the year ended December 31, 2010							319,464	319,464
Total comprehensive income								195,641
Balance, December 31, 2010	3,405,190	$3,405	$9,588,849	80,731	$(241,400)	$—-	$(1,587,741)	$7,763,113

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Cash flows from operating activities:
Net income	$319,464	$235,747
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation	3,033	3,963
Non cash compensation expense	72,443	76,901
Realized gain on marketable securities that were previously marked down	(151,419)	(10,653)
Realized loss on sale of marketable securities, net	—	5,940
Changes in operating assets and liabilities
Interest receivable on short term commercial loans	(31,386)	19,467
Other current assets	13,141	(17,755)
Accounts payable and accrued expenses	6,598	(52,607)
Deferred origination fees	(26,323)	49,645
Due from purchasers	—	23,881
Income taxes payable	18,331	151,078
Net cash provided by operating activities	223,882	485,607

Cash flows from investing activities:
Proceeds from sale of marketable securities	431,864	253,563
Short term commercial loans made	(6,141,593)	(7,204,229)
Collections received from short term commercial loans	4,461,921	6,289,668
Net cash used in investing activities	(1,247,808)	(660,998)

Cash flows from financing activities:
Purchase of treasury stock	—	(1,456)
Credit line used, net	300,000	—
Proceeds from issuance of senior secured notes	500,000	—
Deferred financing costs on senior secured notes	(97,500)	—
Net cash provided by (used in) financing activities	702,500	(1,456)

Net decrease in cash and cash equivalents	(321,426)	(176,847)

Cash and cash equivalents, beginning of year	707,449	884,296

Cash and cash equivalents, end of year	$386,023	$707,449

Supplemental Cash Flow Information:
Taxes paid during the year	$203,669	$30,753
Interest paid during the year	$28,527	$1,234

Non-cash investing and financing activities:
Forgiveness of debt by related party	$27,961	—
Warrants issued in connection with issuance of senior secured notes	$11,683	—

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

1.	The Company

Manhattan Bridge Capital, Inc. (“MBC”) and its wholly-owned subsidiaries DAG Funding Solutions, Inc. and MBC Funding I, Inc. (collectively the “Company”),  offer short-term, secured, non–banking loans to real estate investors (also known as hard money) to fund their acquisition and construction of properties located in the New York Metropolitan area.

On June 21, 2010 the board of directors of the Company decided to dissolve DAG Interactive, Inc. (“DAG Interactive”), its 80% owned subsidiary. (See note 12).

2.	Significant Accounting Policies

Principles of Consolidation

 The consolidated financial statements include the accounts of Manhattan Bridge Capital, Inc., its wholly-owned subsidiary DAG Funding Solutions, Inc.(“DAG Funding”), its wholly-owned subsidiary    MBC Funding I, Inc. (“MBC Funding”) and its 80% owned subsidiary, DAG Interactive, which was dissolved in June 2010. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Marketable Securities

Marketable securities are reported at fair value and are classified as available-for-sale. Unrealized gains and losses from those securities are reported as a separate component of shareholders’ equity, net of the related tax effect. Realized gains and losses are determined on a specific identification basis. Additionally, the Company assesses whether an other-than-temporary impairment loss on the investments has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other than temporary, if any, are recorded as charges in the Consolidated Statements of Operations. The Company did not record an impairment loss on marketable securities for the years ended December 31, 2009. As of December 31, 2010, the Company had sold all of its marketable securities.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. The Company maintains its cash and cash equivalents with one major financial institution. Accounts at the financial institution are insured by the Federal Deposit Insurance Corporation up to $250,000.

Credit risks associated with short term commercial loans the Company makes to small businesses and related interest receivable are described in Note 4 entitled Short Term Commercial Loans.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful economic lives of the assets, ranging from three to five years.

Impairment of long- lived assets

 The Company continually monitors events or changes in circumstances that could indicate carrying amounts of long lived assets, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted cash flows is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. There was no impairment to the carrying value of property and equipment during the years ended December 31, 2010 or 2009.

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

The Company follows ASC 740 rules governing tax positions which provides guidance for recognition and measurement. This prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. It also provides accounting guidance on derecognization, classification and disclosure of these uncertain tax positions.

Revenue Recognition

The Company recognizes revenues in accordance with ASC 605, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery of the product has occurred or services have been rendered, (iii) the sales price charged is fixed or determinable, and (iv) collectability is reasonably assured.

Interest income from short term commercial loans is recognized, as earned, over the loan period.

Origination fee revenue on short term commercial loans is amortized over the term of the respective note.

Deferred Financing Costs

Costs incurred in connection with the Company’s senior secured notes, as discussed in Note 7, are being amortized over the term of the notes using the straight-line method.

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

The numerator in calculating both basic and diluted earnings per common share for each year is the reported net income.  The denominator is based on the following weighted average number of common shares:

	Years ended December 31,
	2010	2009
Basic weighted average common shares outstanding	3,324,459	3,325,566
Incremental shares for assumed exercise of options	47,830	4,749
Diluted weighted average common shares outstanding	3,372,289	3,330,315

486,837 and 571,584 vested options were not included in the diluted earnings per share calculation for the years ended December 31, 2010 and 2009, respectively, as their effect would have been anti-dilutive.

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

Fair Value of Financial Instruments

For cash and cash equivalents the line of credit and account payable, as well as short term interest bearing commercial loans held by the Company, the carrying amount approximates fair value due to the short-term nature of such instruments. The senior secured notes approximate fair value due to the relative short term of the notes and the prevailing interest rate.

Other Comprehensive Loss

Other comprehensive income consists of the Company’s net income and net unrealized income (losses) on marketable securities. The Company’s comprehensive income for the years ended December 31, 2010 and 2009 amounted to $195,641 and $389,658, respectively.

Recent Accounting Pronouncements

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

In August 2009, the FASB issued an update to ASC 820. This Accounting Standards Update (“ASU”) No. 2009-5, Measuring Liabilities at Fair Value (“ASU 2009-5”) amends the provisions in ASC 820 related to the fair value measurement of liabilities and clarifies for circumstances in which a quoted price in an active market for the identical liability is not available. ASU 2009-5 is intended to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. ASU 2009-5 was effective for the Company in the first quarter of fiscal year 2010. ASU 2009-5 concerns disclosure only. The adoption of ASU 2009-5 did not have a material effect on the Company’s consolidated financial statements.

In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, which codifies SFAS No. 167, Amendments to FASB Interpretation No. 46(R) issued in June 2009. ASU 2009-17 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. ASU 2009-17 is effective for annual reporting periods beginning after November 15, 2009. The adoption of ASU 2009-17 did not have a material effect on the Company’s  consolidated financial statements.

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. Currently, the Company believes that the adoption of ASU 2010-6 will not have a material effect on its consolidated financial statements.

In February 2010, FASB issued ASU 2010-9, as an amendment to ASC 855. This update eliminates the requirement to provide a specific date through which subsequent events were evaluated. This update was issued to alleviate potential conflicts between ASC855 and SEC reporting requirements. The update was effective upon issuance and has no impact on the Company’s consolidated financial statements.

In July 2010, FASB issued ASU 2010-20, entitled “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which is effective for public entities interim and annual financial statements ending after December 15, 2010. The objective of this amended guidance is for an entity to provide disclosures that facilitate financial statement users’ evaluation of; the nature of credit risk inherent in the entities portfolio of financing receivables; how risk is analyzed and assessed in arriving at the allowance for credit losses; and the changes and reasons for those changes in the allowance for credit losses. Existing guidance has been amended to provide enhanced disaggregated disclosures in situations involving impairments or troubled loan restructurings, with the guidance for trouble debt restructuring disclosures delayed pursuant to ASU 2011-01. Company disclosures herein are based on the Company’s adoption of ASU 2010-20, and providing disclosures there under that apply to its short term loan portfolio in the current circumstances.

Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

3.	Marketable Securities

  Effective January 1, 2008, the Company adopted  ASC 820, Fair Value Measurements, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1—Quoted prices in active markets.

Level 2—Observable inputs other than quoted prices in active markets that are either directly or indirectly observable.

Level 3—Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Cash equivalents and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy.  The Company’s Level 1 investments are valued using quoted market prices in active markets.  The Company’s Level 2 investments are valued using broker or dealer quotations for similar assets and liabilities.  As of December 31, 2010 and 2009 the Company’s Level 1 investments consisted of cash, money market accounts and marketable securities in the amount of approximately $386,000 and $1,112,000, respectively, and were recorded as cash and cash equivalents and marketable securities in the Company’s consolidated balance sheets.

As of December 31, 2009 the Company’s marketable securities consist of the following:

As of 12/31/2009	Fair Value	Cost	Holding Gains

Investment in Marketable Securities	$404,268	$280,445	$123,823

4.	Short Term Commercial Loans

The Company offer short-term secured non–banking loans to real estate investors (also known as hard money) to fund their acquisition and construction of properties located in New York Metropolitan area. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the businesses. The loans are generally for a term of one year. The short term loans are initially recorded, and carried thereafter, in the financial statements at cost. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term. For the years ended December 31, 2010 and 2009 the total amounts of $6,141,593  and $7,204,229, respectively, have been lent, offset by collections received from borrowers, under the short term commercial loans in the amount of $4,461,921 and $6,289,668, respectively. Loans ranging in size from $50,000 to $900,000 were concluded at stated interest rates of 12% to 16%, but often at higher effective rates based upon points or other up-front fees.  The Company uses its own employees, outside lawyers and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions.  Outside appraisers are also used to assist the Company’s officials in evaluating the worth of collateral.  To date, the Company has not experienced any defaults and none of the loans previously made have been non-collectable, although no assurances can be given that existing or future loans may not go into default or prove to be non-collectible in the future.

Some of the loans in the Company’s portfolio at December 31, 2010, were jointly funded by the Company and unrelated entities during the year ended December 31, 2010, for aggregate loans of $1,980,000. The accompanying balance sheet includes the Company’s portion of the loan in the amount of $1,000,000.

At December 31, 2010, the Company was committed to an additional $1,521,000 in construction loans that can be drawn by the borrower when certain conditions are met.

At December 31, 2009, approximately $671,000 of the loans outstanding is due from one entity, which represents more than 10% of the total balance of the loans outstanding.  At December 31, 2010, no one entity has loans outstanding representing more than 10% of the total balance of the loans outstanding

At December 31, 2010, approximately $885,000 of the loans outstanding are due from three different entities that are all owned by the same individual, which represents more than 10% of the total balance of the loans outstanding.

At December 31, 2009, one individual has a fifty percent interest in each of four of the Company’s outstanding loans in the aggregate amount of $1,245,000.

The Company generally grants loans for a term of one year.  In certain situations the Company and its borrowers have mutually agreed to the extension of the loans as a result of the downturn in the economy and the real estate industry in the New York metropolitan area. Potential buyers of the real estate serving as collateral for the short-term loans may have difficulty securing financing due to restrictions imposed by financial institutions resulting from the recent mortgage crisis. In addition, the Company’s borrowers may be having difficulty securing permanent financing.  Prior to the Company granting an extension of any loan, it reevaluates the underlying collateral. At December 31, 2010, the Company’s short-term loans include loans in the amount of $250,000, $813,000, and $3,045,200, originally due in 2008, 2009 and 2010, respectively. In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans.  Accordingly, at December 31, 2010 and 2009, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof included in operations for the years then ended.  Subsequent to the balance sheet date approximately $1,503,000 of the extended loans outstanding at December 31, 2010 are currently being negotiated for a further extension of the due date.

Credit risk profile based on loan activity as of December 31, 2010:

	Developers- Residential	Developers- Commercial	Developers Mixed Used	Total outstanding loans

Performing loans	$7,361,293	$495,000	$300,000	$8,156,293

5.	Property and Equipment

Property and equipment, at cost, consist of the following:

	December 31
	2010	2009
Office equipment	$20,744	$20,744
Less: Accumulated depreciation	(18,319)	(15,286)
Property and equipment, net	$2,425	$5,458

Depreciation expense was $3,033 and $3,963 for the years ended December 31, 2010 and 2009, respectively.

6.	Lines of Credit

The Company established a line of credit with Smith Barney.  The line of credit provided for maximum borrowings in the amount of up to 50% of the value of the Company's marketable securities held by Smith Barney.  This line bears interest at the prime rate minus .75%. During the year 2009 the Company used approximately $157,000 from its line, which was paid during the fourth quarter of 2009.

In addition, in 2009 the Company established a secured line of credit with Valley National Bank. The line of credit provides for maximum borrowings in the amount of up to $300,000, which may be prepaid by the Company at any time without penalty. The line requires monthly payments of interest only at the rate of 9%, per annum, with borrowings still outstanding due in October, 2012. Pursuant to a security agreement, the line of credit is secured by the Company’s short term loans. During the year 2009 the Company used approximately $262,000 from this line which was paid by the end of 2009. As of December 31, 2010, $300,000 is outstanding under this line.

7.	Senior secured notes

On December 28, 2010, MBC Funding completed a $500,000 private placement of three-year 6.63% senior secured notes. In connection therewith, MBC assigned approximately $750,000 of its short-term loans to MBC Funding to use as collateral for the notes. Pursuant to the agreement, MBC has also guaranteed the repayment of the notes. The notes require quarterly payments of interest only through the expiration date in December, 2013, at which time the notes become due. The private placement was the initial tranche of a $5,000,000 offering due to expire on March 31, 2011, which is no longer being marketed by the underwriter (Paulson).

Financing costs incurred in connection with the agreement totaled $109,183, including five year warrants (the “warrants”) to purchase 20,000 shares of the Company’s Common Stock issued to the underwriter at $2.50 per share, which were valued at $11,683.

8.	Income Taxes

Income tax expense (benefit) consists of the following:

	2010	2009
Current Taxes:
Federal	$176,205	$131,300
State	46,642	42,480
	222,847	173,780

Deferred taxes:
Federal	—	—
State	—	—
	—	—
Income tax expense	$222,847	$173,780

Deferred tax assets consist of the following:

	2010	2009
Deferred tax assets:
Unrealized loss on marketable securities (*)	$—	$122,009
Realized losses on marketable securities (*)	160,822	48,186
Compensation expenses	31,150	34,605

Deferred tax assets	191,972	204,800
Less: valuation allowance	$(191,972)	$(204,800)
	—	—

(*) Unrealized losses on marketable securities are not deductible for federal and state income tax purposes unless the underlying security giving rise to the loss is actually sold or has no market, at which time the resulting loss is only deductible to the extent of capital gains, if any.

The income tax expense (benefit) differs from the amount computed using the federal statutory rate of 34% as a result of the following:

Year Ended December 31,	2010	2009
Federal Statutory Rate	34%	34%
State and local income tax expense (benefit), net of federal tax effect	10%	11%
Valuation allowance	—	—
State and local franchise taxes	—	—
Other	(3)%	(3)%
Income tax expense (benefit)	41%	42%

The Company evaluates tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more likely than not” of being sustained by the applicable tax authorities.  Tax positions not deemed to meet the more likely than not threshold are recorded as tax benefits or expenses in the current year.  Management has analyzed the Company’s tax positions taken on Federal, state and local tax returns for all open tax years, and has concluded that no provision for Federal income tax is required in the Company’s financial statements.  The Company reports interest and penalties as income tax expense, which amounted to approximately $22,000 and $4,000 for the years ended December 31, 2010 and 2009, respectively.

The Company is no longer subject to U.S. federal and state and local income tax examinations by tax authorities for years prior to 2006, as these tax years are closed.

9.	Simple IRA Plan

On October 26, 2000, the Board of Directors approved a Simple IRA Plan (the “IRA Plan”) for the purpose of attracting and retaining valuable executives.  The IRA Plan was effective August 2000 with a trustee, which allows up to 100 eligible executives to participate.  It is a “Matching Contribution” plan under which eligible executives may contribute up to 6% of their yearly salary, on a pre-tax basis (with a cap of $10,500), with the Company matching on a dollar-for-dollar basis up to 3% of the executives’ compensation (with a cap of $10,500).  These thresholds are subject to change under notice by the trustee.   The Company is not responsible for any other costs under this plan.  For the years ended December 31, 2010 and 2009 the Company contributed $5,019 and $2,748, respectively, as matching contributions to the IRA Plan.

10.	Stock Option Plan

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

The maximum number of Common Shares reserved for the grant of awards under the Plan is 350,000, subject to adjustment as provided in Section 9 of the Plan. As of December 31, 2010, 126,000 options were granted and 224,000 are available for grant under the 2009 stock option plan.

The exercise price of options granted under the Company’s stock option plan may not be less than the fair market value on the date of grant. Stock options under our stock option plan may be awarded to officers, key-employees, consultants and non-employee directors of the Company.  Under our stock option plan, every non-employee director of the Company is granted 7,000 options upon first taking office, and then 7,000 upon each additional year in office. Generally, options outstanding vest over periods not exceeding four years and are exercisable for up to five years from the grant date.

Share based compensation expense recognized under ASC 718 for the years ended December 31, 2010 and 2009 were $72,443 and 76,901, respectively.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average share assumptions used for grants in 2010 and 2009, respectively: (1) expected life of 5 years; (2) No annual dividend yield; (3) expected volatility 62% to 73%; (4) risk free interest rate of 1.5% to 5.1%.

The following summarizes stock option activity for the years ended December 31, 2010 and 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	615,000	$2.51	2.29	$741,474
Granted in 2009	175,000	0.77
Exercised in 2009	—	—
Forfeited in 2009	(91,000)	4.04
Outstanding at December 31, 2009	699,000	$1.87	2.30	$624,353
Granted in 2010	98,000	1.40
Exercised in 2010	—	—
Forfeited in 2010	(166,000)	3.35
Outstanding at December 31, 2010	631,000	$1.41	2.21	$469,352

Vested and exercisable at December 31, 2009	576,333	$2.10	1.94	$576,413
Vested and exercisable at December 31, 2010	534,666	$1.47	1.94	$415,655

The weighted-average fair value of each option granted during the year ended December 31, 2010 and 2009, estimated as of the grant date using the Black-Scholes option-pricing model, was $0.78 per option and $0.37 per option, respectively.

A summary of the status of the Company’s nonvested shares as of December 31, 2010 and 2009, and changes during the years then ended is as presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Nonvested shares at January 1, 2009	79,000	$1.25	3.87
Granted	175,000	0.77	4.29
Vested	(131,333)	1.01	3.72
Nonvested shares at December 31, 2009	122,667	$0.82	3.98
Granted	98,000	1.40	4.32
Vested	(124,333)	1.07	3.48
Nonvested shares at December 31, 2010	96,334	$1.09	3.69

The following table summarizes information about stock options outstanding at December 31, 2010:

	Stock Option Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price
$ 0.50- $ 1.00	201,000	$0.78	3.18	152,333	$0.79
$ 1.01- $ 2.00	285,000	1.43	2.51	237,333	1.43
$ 2.01- $ 3.00	145,000	2.25	0.25	145,000	2.25
	631,000	$1.41	2.21	534,666	$1.47

In connection with the Company’s private placement of senior secured notes the Company issued to Paulson 20,000 warrants. The warrants are convertible into the same number of common shares at an exercise price of $2.50 per warrant.  The warrants are exercisable over a five-year period beginning December 28, 2010.

11.	Shareholders’ Equity

In October 2009, the Board of Directors of the Company authorized a stock repurchase program. The program authorized the Company to purchase up to 100,000 common shares of the Company within the next year.  As of December 31, 2010 and 2009, the Company has purchased 1,301 common shares, from this repurchase program, at an aggregate cost of approximately $1,400.

12.	Forgiveness of Debt

On June 21, 2010 the board of directors of the Company decided to dissolve DAG Interactive.  In connection with the dissolution, the Company recorded forgiveness of debt, for accounts payable due to a related party, in the amount of $27,961 as an additional paid-in capital.

13.	Commitments and Contingencies

Operating Leases

On June 12, 2006, we entered into a new Lease Agreement dated as of June 9, 2006 (the “Agreement”). In accordance with the Agreement, we are leasing the Premises for a term of 5 years commencing July 1, 2006 and ending on June 30, 2011.  At December 31, 2010, approximate future minimum rental and utilities payments under these commitments are as follows:

2011	35,000
Total	$35,000

Rent expense was approximately $64,000 and $62,000 in 2010 and 2009, respectively.

Employment Agreements

In March 1999, the Company entered into an employment agreement with Assaf Ran, its president and chief executive officer.  Mr. Ran’s employment term initially renews automatically for successive one-year periods unless either party gives 180 days written notice of its intention to terminate the agreement.  Under the agreement, Mr. Ran will receive an annual base salary of $75,000, annual bonuses as determined by the compensation committee of the Board of Directors in its sole and absolute discretion, and is eligible to participate in all executive benefit plans established and maintained by the Company.  Under the agreement, Mr. Ran has also agreed to a one-year non-competition period following the termination of his employment. As of March 2003 the compensation committee approved an increase in Mr. Ran’s compensation to an annual base salary of $225,000. On March 13, 2008 the compensation committee approved Mr. Ran’s reduction of his annual salary by 75% to $56,000 for an additional one year or until the Company has more significant operations (as defined by the Committee). On March 18, 2009 the compensation committee approved Mr. Ran’s continuing the reduction of his annual salary to $100,000 for one year or until the Company has more significant operations (as defined by the Committee). On June 21, 2010 the board restored Mr. Ran’s salary to the level of $225,000 per year.

Mr. Ran’s annual base compensation was $167,000 and $92,000 during the years 2010 and 2009, respectively, and a bonus of $65,000 for each of the years 2010 and 2009 which was approved by the Compensation committee of the Board of Directors.

14.	Related Parties Transactions

DAG Interactive Inc, our former subsidiary, was held 20% by Ocean-7. Mark Alhadeff is the main shareholder of Ocean-7 and effective December of 2005 is a member of our board of directors.

Accounts payable and accrued expenses at December 31, 2009 include approximately $30,000 due to Ocean-7. On June 21, 2010, the board of directors of the Company decided to dissolve DAG Interactive, Inc and, in connection therewith,  recorded  forgiveness of debt for the amount due to Ocean-7 (see Note 12).

On April 2010 Mr. Ran our CEO made a loan to the Company in the amount of $150,000 for one week bearing interest of 12%. During the year of 2010 interest expense on such loan was $400.