Form 10-Q
period 2011-03-31
MANHATTAN BRIDGE CAPITAL, INC
filed 2011-05-12
CIK 1080340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________________ to ____________________________________

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
☐ Yes   ☒ No

As of  May 12, 2011, the Issuer had a total of 3,324,459 shares of Common Stock, $.001 par value, outstanding.

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

(i)

PART I.             FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31,2010
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$232,908	$386,023
Total cash and cash equivalents	232,908	386,023

Short term loans	8,273,422	8,156,293
Interest receivable on short term loans	112,598	91,593
Other current assets	29,079	13,427
Total current assets	8,648,007	8,647,336

Investment in real estate	675,000	—
Property and equipment, net	1,667	2,425
Security deposit	17,515	17,515
Investment in privately held company, at cost	100,000	100,000
Deferred financing costs	100,084	109,183

Total assets	$9,542,273	$8,876,459

Liabilities and Shareholders’ Equity
Current liabilities:
Short term loans and line of credit	$903,845	$300,000
Accounts payable and accrued expenses	58,506	56,405
Deferred origination fees	82,229	76,428
Income taxes payable	142,512	180,513
Total liabilities, all current	1,187,092	613,346
Long term liabilities:
Senior secured notes	500,000	500,000
Total liabilities	1,687,092	1,113,346

Commitments and contingencies

Shareholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; no shares issued	—	—
Common shares - $.001 par value; 25,000,000 authorized; 3,405,190 issued; 3,324,459 outstanding	3,405	3,405
Additional paid-in capital	9,600,099	9,588,849
Treasury stock, at cost- 80,731 shares	(241,400)	(241,400)
Accumulated deficit	(1,506,923)	(1,587,741)
Total shareholders’ equity	7,855,181	7,763,113

Total liabilities and shareholders’ equity	$9,542,273	$8,876,459

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2011	2010

Interest income from short term loans	$282,365	$236,203
Origination fees	56,436	54,971
Total revenue	338,801	291,174

Operating costs and expenses:
Interest expense	16,676	5,134
General and administrative expenses	186,717	142,078
Total operating costs and expenses	203,393	147,212

Income from operations	135,408	143,962

Interest and dividend income	—	3,344
Realized gain on marketable securities that were previously marked down	—	55,286
Other income	7,410	—
Total other income	7,410	58,630

Income from operations before income tax expense	142,818	202,592
Income tax expense	(62,000)	(62,000)
Net income	$80,818	$140,592

Basic and diluted net income per common share outstanding:
—Basic	$0.02	$0.04
—Diluted	$0.02	$0.04

Weighted average number of common shares outstanding:
—Basic	3,324,459	3,324,459
—Diluted	3,395,825	3,365,239

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months ended March 31,
	2011	2010

Cash flows from operating activities:
Net income	$80,818	$140,592
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	9,099	—
Depreciation	758	758
Non cash compensation expense	11,250	9,608
Realized gain on sale of marketable securities that were previously marked down	—	(55,286)
Changes in operating assets and liabilities:
Interest receivable on short term commercial loans	(21,005)	206
Other current assets	(15,652)	9,800
Accounts payable and accrued expenses	2,101	32,241
Deferred origination fees	5,801	(12,217)
Income taxes payable	(38,001)	(38,440)
Net cash provided by operating activities	35,169	87,262

Cash flows from investing activities:
Proceeds from sale of marketable securities	—	263,442
Investment in real estate	(675,000)	—
Short term commercial loans made	(1,275,129)	(2,149,000)
Collections received from short term commercial loans	1,158,000	743,921
Net cash used in investing activities	(792,129)	(1,141,637)

Cash flows from financing activities:
Proceeds from loans and line of credit, net	603,845	458,434
Net cash provided by financing activities	603,845	458,434

Net decrease in cash and cash equivalents	(153,115)	(595,941)
Cash and cash equivalents, beginning of period	386,023	707,449
Cash and cash equivalents, end of period	$232,908	$111,508

Supplemental Cash Flow Information:
Taxes paid during the period	$100,001	$100,440
Interest paid during the period	$16,676	$5,134

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

1.	THE COMPANY

The accompanying unaudited consolidated financial statements of Manhattan Bridge Capital, Inc., a New York corporation, (referred to herein as “Manhattan Bridge Capital” “we”, “MBC”, “us” or “our” have been prepared by  the Company in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2010 and the notes thereto included in the Company’s Form 10-K.  Results of consolidated operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year.

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

The consolidated financial statements include the accounts of Manhattan Bridge Capital, Inc., its wholly-owned subsidiary DAG Funding Solutions, Inc.(“DAG Funding”), its wholly-owned subsidiary    MBC Funding I, Inc. (“MBC Funding”) and its wholly-owned subsidiary 1490-1496 Hicks LLC.(“1490-1496 Hicks”) which was formed in the first quarter of 2011 (collectively referred to herein as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

The Company provides short term secured non–banking commercial loans, to real estate investors (also known as hard money) to fund their acquisition and construction of properties located in the New York Metropolitan area.

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

Costs incurred in connection with the Company’s senior secured notes are being amortized over the term of the notes using the straight-line method.

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

Cash equivalents and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy.  The Company’s Level 1 investments are valued using quoted market prices in active markets.  As of March 31, 2011 and December 31, 2010 the Company’s Level 1 investments consisted of cash and money market accounts in the amount of approximately $233,000 and $386,000, respectively, and were recorded as cash and cash equivalents in the Company’s consolidated balance sheets.

2.	RECENT TECHNICAL ACCOUNTING PRONOUNCEMENTS

In February 2010, FASB issued ASU 2010-9 as an amendment to ASC 855. This update eliminates the requirement to provide a specific date through which subsequent events were evaluated. This update was issued to alleviate potential conflicts between ASC 855 and SEC reporting requirements. The update was effective upon issuance and has no impact on the Company’s consolidated financial statements.

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

In April 2011, FASB issued ASU 2011-02, "Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring." ASU 2011-02 provides amendments to Topic 310 to clarify which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early adoption is permitted. The Company believes that the adoption of ASU No. 2011-02 will not have a material effect on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

3.	SHORT TERM COMMERCIAL LOANS

At March 31, 2011, we were committed to an additional $1,538,700 in construction loans that can be drawn by the borrower when certain conditions are met.

Some of the loans in the Company’s portfolio at March 31, 2011, were jointly funded by the Company and unrelated entities, for aggregate loans of $1,860,600. The accompanying balance sheet includes the Company’s portion of the loan in the amount of $930,300.

At March 31, 2011, the Company had made loans to five borrowers in the aggregate amount of $1,349,000. One individual holds a fifty percent interest in each of the borrowers. The Company also had made loans to three borrowers in the aggregate amount of $942,000. One individual holds one hundred percent interest in each of the borrowers. Both individuals have no relationship to any of the officers or directors of the Company.

The Company generally grants loans for a term of one year.  In certain situations the Company and its borrowers have mutually agreed to the extension of the loans as a result of the downturn in the economy and the real estate industry in the New York metropolitan area. Potential buyers of the real estate serving as collateral for the short-term loans may have difficulty securing financing due to restrictions imposed by financial institutions resulting from the recent mortgage crisis. In addition, the Company’s borrowers may be having difficulty securing permanent financing.  Prior to the Company granting an extension of any loan, it reevaluates the underlying collateral. At March 31, 2011, the Company’s short-term loans include loans in the amount of $250,000, $560,000, $3,315,200, and $510,000, originally due in 2008, 2009, 2010 and 2011, respectively. In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans.  Accordingly, at March 31, 2011, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof included in operations. Subsequent to the balance sheet date approximately $300,000 of the extended loans outstanding at March 31, 2011 have been paid off.

Credit risk profile based on loan activity as of March 31, 2011:

	Developers- Residential	Developers- Commercial	Developers Mixed Used	Total outstanding loans

Performing loans	$7,478,422	$495,000	$300,000	$8,273,422

4.	INVESTMENT IN REAL ESTATE

On March 21, 2011, the Company purchased three 2-family buildings located in the Bronx, New York for $675,000, including related costs, and sold to the seller a one year option to buy back the properties. The buy back option was sold for $3,900, plus a monthly fee of $10,530 payable to the Company by the option holder for the life of the option. We believe that the option holder will exercise the buy back option within the next 3 to 12 months.

5.	EARNINGS PER SHARE OF COMMON STOCK

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

The denominator is based on the following weighted average number of common shares:

	Three Months Ended March 31,
	2011	2010
Basic	3,324,459	3,324,459
Incremental shares for assumed conversion of options	71,366	40,780
Diluted	3,395,825	3,365,239

436,967 and 561,887 stock options were not included in the diluted earnings per share calculation for the three month periods ended March 31, 2011 and March 31, 2010, respectively, as their effect would have been anti-dilutive.

6.	STOCK – BASED COMPENSATION

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

Share based compensation expense recognized under ASC 718 for the three month periods ended March 31, 2011 and 2010 were $11,250 and $9,608, respectively.

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

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average share assumptions used for grants in 2011 and 2010, respectively: (1) expected life of 5 years; (2) No annual dividend yield; (3) expected volatility 62% to 73.2%; (4) risk free interest rate of 1.5% to 5.1%.

The following summarizes stock option activity for the three months ended March 31, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	631,000	$1.41
Granted	140,000	1.61
Exercised	—	—
Forfeited	(145,000)	2.25
Outstanding at March 31, 2011	626,000	$1.26	3.09	$411,025
Vested and exercisable at March 31, 2011	508,333	$1.19	2.70	$313,225

The weighted-average fair value of each option granted during the three month periods ended March 31, 2011 and 2010, estimated as of the grant date using the Black-Scholes option valuation model, was $0.85 per option and $0.77 per option, respectively.

7.	LOANS AND LINE OF CREDIT

In September 2009 the Company established a secured line of credit with Valley National Bank. The line of credit provides for maximum borrowings in the amount of up to $300,000, which may be prepaid by the Company at any time without penalty. The line requires monthly payments of interest only at the rate of 9%, per annum, with borrowings still outstanding due in October, 2012. Pursuant to a security agreement, the line of credit is secured by the Company’s short term loans. As of both March 31, 2011 and December 31, 2010, $300,000 is outstanding under this line.

In March 2011, the Company received three separate short-term loans from three different entities, in the aggregate amount of $603,845, bearing interest at rates ranging from  8% to 14%, per annum.. In April 18, 2011, one of the loans in the amount of $170,000 was repaid in full by the Company. Two of the short-term loans are secured by the Company’s short term loans, pursuant to a security agreement and one of the loans is also personally guaranteed by our CEO.

8.	SENIOR SECURED NOTES

On December 28, 2010, MBC Funding completed a $500,000 private placement of three-year 6.63% senior secured notes. In connection therewith, MBC assigned approximately $750,000 of its short-term loans to MBC Funding to use as collateral for the notes. Pursuant to the agreement, MBC has also guaranteed the repayment of the notes. The notes require quarterly payments of interest only through the expiration date in December, 2013, at which time the notes become due. The private placement was the initial tranche of a $5,000,000 offering which expired on March 31, 2011.

Financing costs incurred in connection with the agreement totaled $109,183, including five year warrants (the “warrants”) to purchase 20,000 shares of the Company’s Common Stock issued to the underwriter at $2.50 per share, which were valued at $11,683. These costs are amortized over the life of the senior secured notes. The amortization costs for the three month period ended March 31, 2011 were $9,099.

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

We offer short-term, secured, non–banking loans to real estate investors (also known as hard money) to fund their acquisition and construction of properties located in the New York Metropolitan area. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the businesses. The loans are generally for a term of one year. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term. For the three month periods ended March 31, 2011 and 2010 the total amounts of $1,275,129 and $2,149,000, respectively, have been lent, offset by collections received from borrowers, under the short term commercial loans in the amounts of $1,158,000 and $743,921, respectively. Loans ranging in size from $50,000 to $900,000 were concluded at stated interest rates of 12% to 16%, but often at higher effective rates based upon points or other up-front fees. We use our own employees, outside lawyers and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions.  Outside appraisers are also used to assist the Company’s officials in evaluating the worth of collateral.

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

At March 31, 2011, we were committed to an additional $1,538,700 in construction loans that can be drawn by the borrower when certain conditions are met.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Total revenue

Total revenues for the three month period ended March 31, 2011 were approximately $339,000 compared to approximately $291,000 for the three month period ended March 31, 2010 an increase of $48,000 or 16.5%.  The increase in revenue represents an increase in lending operations. In 2011, $282,000 of our revenue represents interest income on the short term secured commercial loans that we offer to small businesses compared to $236,000 for the same period in 2010, and $56,000 represents origination fees on such loans compared to $55,000 for the same period in 2010. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the businesses.

Interest expense

Interest expense on loans, the line of credit and senior secured notes for the three month period ended March 31, 2011 was $16,676 compared to $5,134 for the three month period ended March 31, 2010. The increase in interest expense is primarily attributable to the issuance of senior secured notes, the line of credit and short term loans. (See notes 7 and 8 to the consolidated financial statements which appear elsewhere in this quarterly report) in order to increase our ability to make loans.

General and administrative costs

General and administrative expenses for the three month period ended March 31, 2011 were approximately $187,000 compared to approximately $142,000 for the three month period ended March 31, 2010, an increase of $45,000, or 31.7%, this increase is primarily attributable to an increase in payroll expenses due to restoration of our CEO’s salary in June 2010 and the amortization of the deferred financing costs.

Other income

For the three month period ended March 31, 2011 we had other income in the amount of approximately $7,000, which represents fees from the sale of a buy back option to the seller of certain real property we purchased in March 2011 (See note 4 to the consolidated financial statements which appear elsewhere in this quarterly report), compared to other income of approximately $59,000 for the three month period ended March 31, 2010, which consisted of realized gain on the sale of marketable securities that were previously marked down in the amount of $55,000 and dividend and interest income of $3,000.

Income tax expense

For each of the three month periods ended March 31, 2011 and 2010, we had income tax expense of $62,000.

Liquidity and Capital Resources

At March 31, 2011, we had cash and cash equivalents of approximately $233,000 and working capital of approximately $7,461,000 as compared to cash and cash equivalents of approximately $386,000 and working capital of $8,034,000 at December 31, 2010. The decrease in cash and cash equivalents primarily reflects the making of short term commercial loans in the total amount of approximately $1,275,000, offset by collections received from borrowers in the amount approximately $1,158,000 and our investment in real estate in the amount of $675,000, offset by the loans we took in March, 2011, in the amount of approximately $604,000. The decrease in working capital is primarily attributable to the investment in real estate in the amount of $675,000..

Net cash provided by operating activities was approximately $35,000 for the three month period ended March 31, 2011, as compared to approximately $87,000 for the same period in 2010. Net cash provided by operating activities for the three months period ended March 31, 2011 consisted primarily of net income of approximately $81,000, amortization of the deferred financing costs of approximately $9,000 and non cash compensation expenses of approximately $11,000, offset by a decrease in income tax payable of approximately $38,000, an increase in interest receivable on short term commercial loans of approximately $21,000 and an increase in other current assets of approximately $16,000. In the period ended March 31, 2010 net cash provided by operating activities consisted primarily of net income of approximately $141,000, an increase in account payable and accrued expenses of approximately $32,000, a decrease in other current assets of approximately $10,000 and non cash compensation expenses of approximately $10,000, offset by a realized gain on marketable securities that were previously marked down of approximately $55,000 a decrease in income tax payable of approximately $38,000 and a decrease in deferred origination fees of approximately $12,000.

Net cash used in investing activities was approximately $792,000 for the three months period ended March 31, 2011, compared to approximately $1,142,000 for the same period in 2010. Net cash used in investing activities for the three months period ended March 31, 2011 consisted primarily of   an investment in real estate in the amount of $675,000 and short term commercial loans made in the amount of $1,275,000, offset by collection of these loans in the amount of $1,158,000. In the period ended March 31, 2010 net cash used in investing activities consisted primarily of the short term commercial loans made in the amount of $2,149,000, offset by collection of these loans in the amount of $744,000 and the proceeds from the sale of marketable securities in the amount of $263,000.

Net cash provided by financing activities for the three months ended March 31, 2011 was $604,000 compared to $458,000 for the same period in 2010. Net cash provided by financing activities for the three months ended March 31, 2011 reflects the loans received in March 2011. In the period ended March 31, 2010 net cash provided by financing activities reflects the use of our credit lines.

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

Changes to Critical Accounting Policies and Estimates

Our critical accounting polices and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

Item 4.   CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2011, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within our organization, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.             OTHER INFORMATION

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

Manhattan Bridge Capital, Inc. (Registrant)

Date: May 12, 2011	By: /s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2011	By: /s/ Inbar Evron-Yogev
Inbar Evron-Yogev, Chief Financial Officer
(Principal Financial and Accounting Officer)