Form 10-Q
period 2011-06-30
MANHATTAN BRIDGE CAPITAL, INC
filed 2011-08-10
CIK 1080340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________to _____________________________

Commission File Number: 000-25991

MANHATTAN BRIDGE CAPITAL, INC.
(Exact name of registrant as specified in its charter)

New York	11-3474831
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 Cutter Mill Road, Great Neck, New York 11021
(Address of principal executive offices)

(516) 444-3400
(Registrant’s telephone number, including area code)

192 Lexington Avenue, New York, New York 10016

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

As of August 10, 2011, the Issuer had a total of 3,324,459 shares of Common Stock, $.001 par value per share, outstanding.

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

(i)

PART I.               FINANCIAL INFORMATION

Item 1.                  CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	June 30, 2011	December 31,2010
	(Unaudited)	(Audited)

Assets
Current assets:
Cash and cash equivalents	$8,446	$386,023
Short term loans	9,040,839	8,156,293
Interest receivable on short term loans	117,028	91,593
Other current assets	45,912	13,427
Total current assets	9,212,225	8,647,336

Investment in real estate	675,000	—
Long term loan receivable	73,391	—
Property and equipment, net	909	2,425
Security deposit	23,864	17,515
Investment in privately held company, at cost	100,000	100,000
Deferred financing costs	90,986	109,183
Total assets	$10,176,375	$8,876,459

Liabilities and Shareholders’ Equity
Current liabilities:
Short term loans and line of credit	$1,359,465	$300,000
Accounts payable and accrued expenses	53,761	56,405
Deferred origination fees	104,850	76,428
Income taxes payable	196,512	180,513
Total current liabilities	1,714,588	613,346
Long term liabilities:
Senior secured notes	500,000	500,000
Total liabilities	2,214,588	1,113,346
Commitments and contingencies
Shareholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; no shares issued	—	—
Common shares - $.001 par value; 25,000,000 authorized; 3,405,190 issued and 3,324,459 outstanding	3,405	3,405
Additional paid-in capital	9,619,604	9,588,849
Treasury stock, at cost- 80,731 shares	(241,400)	(241,400)
Accumulated deficit	(1,419,822)	(1,587,741)
Total shareholders’ equity	7,961,787	7,763,113
Total liabilities and shareholders’ equity	$10,176,375	$8,876,459

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Interest income from short term loans	$276,037	$259,661	$558,402	$495,864
Origination fees	65,572	55,368	122,009	110,339
Total Revenue	341,609	315,029	680,411	606,203

Operating costs and expenses:
Interest expense on loans and line of credit	28,289	9,593	44,965	14,727
General and administrative expenses	203,809	182,451	390,529	324,527
Total operating costs and expenses	232,098	192,044	435,494	339,254
Income from operations	109,511	122,985	244,917	266,947

Interest and dividend income	—	824	—	4,167
Realized gain on marketable securities that were previously marked down	—	96,132	—	151,419
Other income	31,590	—	39,000	—
Total other income	31,590	96,956	39,000	155,586
Income from operations before income tax expense	141,101	219,941	283,917	422,533
Income tax expense	(54,000)	(65,000)	(116,000)	(127,000)
Net Income	$87,101	$154,941	$167,917	$295,533

Basic and diluted net income per common share outstanding:
—Basic	$0.03	$0.05	$0.05	$0.09
—Diluted	$0.03	$0.05	$0.05	$0.09

Weighted average number of common shares outstanding
—Basic	3,324,459	3,324,459	3,324,459	3,324,459
—Diluted	3,397,597	3,370,329	3,396,873	3,368,096

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net Income	$167,917	$295,533
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	18,197	—-
Depreciation	1,516	1,516
Non cash compensation expense	30,755	45,754
Realized gain on sale of marketable securities that were previously marked down	—	(151,419)
Changes in operating assets and liabilities:
Interest receivable on short term loans	(25,435)	(8,865)
Other current and non current assets	(38,833)	(85,151)
Accounts payable and accrued expenses	(2,643)	(8,888)
Deferred origination fees	28,422	(45,859)
Income taxes payable	15,999	26,560
Net cash provided by operating activities	195,895	69,181

Cash flows from investing activities:
Proceeds from sale of marketable securities	—	431,864
Investment in real estate	(675,000)	—-
Issuance of short term loans	(3,270,800)	(2,936,500)
Collections received from loans	2,312,863	1,706,421
Net cash used in investing activities	(1,632,937)	(798,215)

Cash flows from financing activities:
Proceeds from loans and line of credit	1,059,465	300,000
Net cash provided by financing activities	1,059,465	300,000

Net decrease in cash	(377,577)	(429,034)
Cash and cash equivalents, beginning of the year	386,023	707,449
Cash and cash equivalents, end of period	$8,446	$278,415

Supplemental Cash Flow Information:
Taxes paid during the period	$100,001	$100,440
Interest paid during the period	$44,965	$14,727
Non-Cash Investing and Financing Activities:
Forgiveness of debt	—	$27,961

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

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

Cash equivalents and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy.  The Company’s Level 1 investments are valued using quoted market prices in active markets.  As of June 30, 2011 and December 31, 2010 the Company’s Level 1 investments consisted of cash and money market accounts in the amount of approximately $8,000 and $386,000, respectively, and were recorded as cash and cash equivalents in the Company’s consolidated balance sheets.

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

At June 30, 2011, we were committed to an additional $2,115,900 in construction loans that can be drawn by the borrower when certain conditions are met.

Some of the loans in the Company’s portfolio at June 30, 2011, were jointly funded by the Company and unrelated entities, for aggregate loans of $1,105,600. The accompanying balance sheet includes the Company’s portion of the loans in the amount of $552,800.

At June 30, 2011, the Company had made loans to seven borrowers in the aggregate amount of $1,564,000. One individual holds a fifty percent interest in each of the borrowers. The Company also had made loans to five borrowers in the aggregate amount of $1,040,000. Two individuals hold one hundred percent interest in each of the borrowers. The Company also had made loans to three borrowers in the aggregate amount of $1,015,000. One individual holds one hundred percent interest in each of the borrowers. The Company also had made loans to four borrowers in the aggregate amount of $965,000. One individual holds one hundred percent interest in each of the borrowers. All individuals have no relationship to any of the officers or directors of the Company.

The Company generally grants loans for a term of one year.  In certain situations the Company and its borrowers have mutually agreed to the extension of the loans as a result of the downturn in the economy and the real estate industry in the New York metropolitan area. Potential buyers of the real estate serving as collateral for the short-term loans may have difficulty securing financing due to restrictions imposed by financial institutions resulting from the recent mortgage crisis. In addition, the Company’s borrowers may be having difficulty securing permanent financing.  Prior to the Company granting an extension of any loan, it reevaluates the underlying collateral. At June 30, 2011, the Company’s short-term and long term loans include loans in the amount of $250,000, $535,100, $3,125,200, and $510,000, originally due in 2008, 2009, 2010 and 2011, respectively. In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans.  Accordingly, at June 30, 2011, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof included in operations. Subsequent to the balance sheet date $1,320,000 of the extended loans outstanding at June 30, 2011 have been partially or fully paid off.

Credit risk profile based on loan activity as of June 30, 2011:

	Developers- Residential	Developers- Commercial	Developers Mixed Used	Total outstanding loans
Performing loans	$8,814,230	$0	$300,000	$9,114,230

4.	INVESTMENT IN REAL ESTATE

On March 21, 2011, the Company purchased three 2-family buildings located in the Bronx, New York for $675,000, including related costs, and sold to the seller a one year option to buy back the properties. The buy back option was sold for $3,900, plus a monthly fee of $10,530 payable to the Company by the option holder for the life of the option. We believe that the option holder will exercise the buy back option within the next 9 months.

5.	LONG TERM LOAN RECEIVABLE

One of the Company’s borrowers with a short-term loan originally due in 2009 has agreed to repay the loan over a period of two years. The principal in the amount of $73,391 which will be repaid after twelve months from June 30, 2011 is reclassified to long term loan receivables.

6.	EARNINGS PER SHARE OF COMMON STOCK

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

The denominator is based on the following weighted average number of common shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic	3,324,459	3,324,459	3,324,459	3,324,459
Incremental shares for assumed conversion of options	73,138	45,870	72,414	43,637
Diluted	3,397,597	3,370,329	3,396,873	3,368,096

For the three and six month periods ended June 30, 2011, 414,195, and 414,919, stock options were not included in the diluted earnings per share calculation, respectively, as their effect would have been anti-dilutive.

 For the three and six month periods ended June 30, 2010, 584,797, and 587,030,  stock options were not included in the diluted earnings per share calculation, respectively,  as their effect would have been anti-dilutive.

7.	STOCK – BASED COMPENSATION

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

Share based compensation expense recognized under ASC 718 for the three and six months ended June 30, 2011 were $19,505 and $30,755, respectively. Share based compensation expense recognized under ASC 718 for the three and six months ended June 30, 2010 were $36,147 and $45,755, respectively.

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

The following summarizes stock option activity for the six month period ended June 30, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	631,000	$1.41
Granted	140,000	1.61
Exercised	—	—
Forfeited	(166,000)	2.20
Outstanding at June 30, 2011	605,000	$1.24	2.94	$398,152
Vested and exercisable at June 30, 2011	487,333	$1.16	2.56	$300,452

The weighted-average fair value of each option granted during the three month periods ended June 30, 2011 and 2010, estimated as of the grant date using the Black-Scholes option valuation model, was $0.85 per option and $0.78 per option, respectively.

8.	LOANS AND LINE OF CREDIT

In September 2009 the Company established a secured line of credit with Valley National Bank. The line of credit provides for maximum borrowings in the amount of up to $300,000, which may be prepaid by the Company at any time without penalty. The line requires monthly payments of interest only at the rate of 9%, per annum, with borrowings still outstanding due in October, 2012. Pursuant to a security agreement, the line of credit is secured by the Company’s short term loans. As of both June 30, 2011 and December 31, 2010, $300,000 is outstanding under this line.

In March 2011, the Company received three separate short-term loans from three different entities, in the aggregate amount of $603,845, bearing interest at rates ranging from 8% to 14%, per annum. On April 18, 2011, one of the loans in the amount of $170,000 was repaid in full by the Company. In June 2011, the Company received two additional short-term loans from two different entities, in the aggregate amount of $525,620, bearing interest at rates ranging from 8% to 10%, per annum. Four of the short-term loans payable are secured by the Company’s short term loans, pursuant to a security agreement and three of the loans are also personally guaranteed by our CEO.

On June 30, 2011, the Company also received a short-term loan from its CEO, Assaf Ran, in the amount of $100,000, bearing interest at the rate of 12%, per annum. The loan was repaid in full on July 6, 2011.

9.	SENIOR SECURED NOTES

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

Financing costs incurred in connection with the agreement totaled $109,183, including five year warrants (the “warrants”) to purchase 20,000 shares of the Company’s Common Stock issued to the underwriter at $2.50 per share, which were valued at $11,683. These costs are amortized over the life of the senior secured notes. The amortization costs for the three and six month periods ended June 30, 2011 were $9,099 and $18,197, respectively.

10.	Commitments and Contingencies

Office Space

On June 9, 2011, the Company entered into a new lease agreement (the “Lease’) to relocate its corporate headquarters to 60 Cutter Mill Road, Great Neck, New York.  The Lease is for a term of 5 years and two months commencing June 2011 and ending August 2016.  The rent increases annually during the term and ranges from approximately $2,800 per month during the first year to $3,200 per month during the fifth year.

Restricted Stock Grant

On June 29, 2011, the Company’s Board of Directors authorized, subject to shareholder approval, the grant of 1,000,000 restricted common shares (the “Restricted Shares”) to Assaf Ran, the Company’s President and Chief Executive Officer.  Under the terms of the applicable restricted shares agreement (the “Restricted Shares Agreement”), Mr. Ran has agreed to the termination and cancellation of 210,000 options with exercise prices above $1.50 per share that he currently holds and further agreed that he will not exercise an additional 280,000 options with exercise prices below $1.50 per share.  If Mr. Ran exercises any of the 280,000 options that are not being terminated and cancelled, he will forfeit approximately 3.5 Restricted Shares for each such option exercised.  Under the Restricted Shares Agreement Mr. Ran may not sell, convey, transfer, pledge, encumber or otherwise dispose of the Restricted Shares until the earliest to occur of the following:  (i) June 30, 2026, with respect to 1/3 of the Restricted Shares, June 30, 2027 with respect to an additional 1/3 of the Restricted Shares and June 30, 2028 with respect to the final 1/3 of the Restricted Shares; (ii) the date on which Mr. Ran’s employment is terminated by the Company for any reason other than for “Cause” (i.e., misconduct that is materially injurious to the Company monetarily or otherwise, including engaging in any conduct that constitutes a felony under federal, state or local law);or (iii) the date on which Mr. Ran’s employment is terminated on account of (A) his death; (B) his disability, which, in the opinion of his personal physician and a physician selected by the Company, prevents him from being employed by the Company on a full-time basis (each such date being referred to as a “Risk Termination Date”).  If at any time prior to a Risk Termination Date either the Company terminates Mr. Ran’s employment for Cause or Mr. Ran voluntarily terminates his employment with the Company for any reason other than death or disability, Mr. Ran will forfeit that portion of the Restricted Shares which have not previously vested.  Mr. Ran will have the power to vote the Restricted Shares and will be entitled to all dividends payable with respect to the Restricted Shares from the date the Restricted Shares are issued.

Under the existing program of annual option grants to Mr. Ran, the Company incurred amortization charges of $46,920 in 2010.  Assuming the continuation of this program into the future and the trading of the Common Stock at an assumed price of $1.50 per share, future amortization charges would range from $68,044 in 2011 to $122,136 in 2015 and thereafter. Under this grant of Restricted Shares, which is subject to shareholder approval, and related option forfeitures, Management anticipates that future annual amortization charges will decline substantially.

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

We offer short-term, secured, non–banking loans to real estate investors (also known as hard money) to fund their acquisition and construction of properties located in the New York Metropolitan area. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the businesses. The loans are generally for a term of one year. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term. For the six month period ended June 30, 2011 the total amounts of $3,270,800 have been lent, offset by collections received from borrowers, under the short term commercial loans in the amount of $2,312,863. Loans ranging in size from $50,000 to $1,000,000 were concluded at stated interest rates of 12% to 16%, but often at higher effective rates based upon points or other up-front fees.  We use our own employees, outside lawyers and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions.   Outside appraisers are also employed to assist us in evaluating the worth of collateral.

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

At June 30, 2011, we were committed to an additional $2,115,900 in construction loans that can be drawn by the borrower when certain conditions are met.

On June 21, 2010, the board of directors of the Company decided to dissolve DAG Interactive.  In connection with such dissolution, the Company recorded forgiveness of debt in the amount of $27,961, for accounts payable due to a related party, as an increase in equity on its balance sheet.

Results of Operations
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenue

Total revenues for the three month period ended June 30, 2011 were approximately $342,000 compared to approximately $315,000 for the three month period ended June 30, 2010, an increase of $27,000 or 8.6%. The increase in revenue represents an increase in lending operations. For the three month period ended June 30, 2011, $276,000 of our revenues represent interest income on the short term secured commercial loans that we offer to small businesses compared to $260,000 for the same period in 2010, and $66,000 represents origination fees on such loans compared to $55,000 for the same period in 2010. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the businesses.

Interest expense

Interest expense on loans, the line of credit and senior secured notes for the three month period ended June 30, 2011 was $28,000 compared to $10,000 for the three month period ended June 30, 2010. The increase in interest expense is primarily attributable to the issuance of senior secured notes, the line of credit and short term loans in order to increase our ability to make loans. (See notes 8 and 9 to the consolidated financial statements which appear elsewhere in this quarterly report)

General and administrative costs

General and administrative expenses for the three month period ended June 30, 2011 were approximately $204,000 compared to approximately $182,000 for the three month period ended June 30, 2010. This increase is primarily attributable to an increase in payroll expenses due to restoration of our CEO’s salary in June 2010 and the amortization of the deferred financing costs, offset by the decrease in equity-based compensation expense.

Other income

For the three month period ended June 30, 2011 we had other income in the amount of approximately $32,000, which represents fees from the sale of a buy back option to the seller of certain real property we purchased in March 2011 (See note 4 to the consolidated financial statements which appear elsewhere in this quarterly report), compared to other income of approximately $97,000 for the three month period ended June 30, 2010, consisting of the realized gain on the sale of marketable securities that were previously marked down in the amount of $96,000.

Income tax expense

For the three month period ended June 30, 2011 we had income tax expense of approximately $54,000 compared to approximately $65,000 for the three month period ended June 30, 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenue

Total revenues for the six month period ended June 30, 2011 were approximately $680,000 compared to approximately $606,000 for the six month period ended June 30, 2010, an increase of $74,000, or 12.2%. The increase in revenue represents an increase in lending operations. Revenue of approximately $558,000 for the six month period ended June 30, 2011, compared to approximately $496,000 for the six month period ended June 30, 2010, represents interest income on the short term secured commercial loans that the Company offers to small businesses, and $122,000 represents origination fees on such loans compared to $110,000 for the same period in 2010. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the businesses.

Interest expense

Interest expense on loans, the line of credit and senior secured notes for the six month period ended June 30, 2011 was approximately $45,000 compared to $15,000 for the six month period ended June 30, 2010. The increase in interest expense is primarily attributable to the issuance of senior secured notes, the line of credit and short term loans in order to increase our ability to make loans. (See notes 8 and 9 to the consolidated financial statements which appear elsewhere in this quarterly report)

General and administrative costs

General and administrative expenses for the six month period ended June 30, 2011 were approximately $391,000 compared to approximately $325,000 for the six month period ended June 30, 2010, an increase of $66,000, or 20.3%. This increase is primarily attributable to an increase in payroll expenses due to restoration of our CEO’s salary in June 2010 and the amortization of the deferred financing costs, offset by the decrease in equity-based compensation expense.

Other income

For the six month period ended June 30, 2011 we had other income in the amount of $39,000, which represents fees from the sale of a buy back option to the seller of certain real property we purchased in March 2011 (See note 4 to the consolidated financial statements which appear elsewhere in this quarterly report), compared to other income of approximately $156,000 for the six month period ended June 30, 2010, consisting mainly of the realized gain on the sale of marketable securities that were previously marked down of $151,000 and dividend and interest income of approximately $4,000.

Income tax expense

For the six month period ended June 30, 2011 we had income tax expense of approximately $116,000 compared to approximately $127,000 for the six month period ended June 30, 2010.

Liquidity and Capital Resources

At June 30, 2011, we had cash and cash equivalents of approximately $8,000 and working capital of approximately $7,498,000 as compared to cash and cash equivalents of approximately $386,000 and working capital of $8,034,000 at December 31, 2010. The decrease in cash and cash equivalents primarily reflects the making of short term commercial loans in the total amount of $3,270,800, offset by proceeds of collection of these loans in the amount of $2,312,863 and our investment in real estate in the amount of $675,000, offset by the loans we took in March 2011 and in June 2011, in the amount of approximately $1,059,000. The decrease in working capital is primarily attributable to the investment in real estate in the amount of $675,000.

For the six month periods ended June 30, 2011 and 2010, net cash provided by operating activities were approximately $196,000 and $69,000, respectively. Net cash provided by operating activities for the six months period ended June 30, 2011 consisted primarily of net income of approximately $168,000, amortization of the deferred financing costs of approximately $18,000, non cash compensation expenses of approximately $31,000, deferred origination fees of approximately $28,000, and an increase in income tax payable of $16,000, offset by increases in interest receivable on short term commercial loans of approximately $25,000 and other current and non current assets of approximately $39,000. In the period ended June 30, 2010 net cash provided by operating activities consisted primarily of net income of approximately $296,000, non cash compensation expenses of approximately $46,000, and an increase in income tax payable of approximately $27,000, offset by a realized gain on marketable securities that were previously marked down of approximately $151,000, increases in other current and non current assets of approximately $85,000, and deferred origination fees of approximately $46,000.

Net cash used in investing activities was approximately $1,633,000 for the six months ended June 30, 2011, compared to approximately $798,000 for the same period ended June 30, 2010. Net cash used in investing activities for the six month periods ended June 30, 2011 consisted primarily of short term commercial loans made in the amount of $3,270,800, offset by collection of these loans in the amount of $2,312,863 and the investment in real estate in the amount of $675,000. In the period ended June 30, 2010 net cash used in investing activities consisted primarily of short term commercial loans made in the amount of $2,936,500, offset by collection of these loans in the amount of $1,706,421 and the proceeds from the sale of marketable securities in the amount of approximately $432,000.

Net cash provided by financing activities for the six months ended June 30, 2011 was approximately $1,059,000 as compared to $300,000 for the period ended June 30, 2010. This increase reflects the issuance of senior secured notes, the line of credit and short term loans. (See notes 8 and 9 to the consolidated financial statements which appear elsewhere in this quarterly report)

We have not entered into any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.

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

Item 4.   CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2011, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within our organization, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Manhattan Bridge Capital, Inc. (Registrant)

Date: August 10, 2011	By: /s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2011	By: /s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)