Form 10-Q
period 2011-09-30
MANHATTAN BRIDGE CAPITAL, INC
filed 2011-11-14
CIK 1080340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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
☐ Yes ☒ No

As of November 14, 2011, the registrant had a total of 4,324,459 shares of Common Stock, $.001 par value per share, outstanding.

MANHATTAN BRIDGE CAPITAL, INC.

Forward Looking Statements

This report contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are typically identified by the words “believe,” “expect,” “intend,” “estimate” and similar expressions.  Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial condition and results of operations and our business and growth strategies.  These forward-looking statements are not guarantees of future performance and involve risks and uncertainties.  Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements”), including but not limited to the following: (i)  the successful integration of new businesses that we may acquire; (ii) the success of new operations which we have commenced and of our new business strategy; (iii) our limited operating history in our new business; (iv) potential fluctuations in our quarterly operating results; and (v) challenges facing us relating to our growth.  The accompanying information contained in this report, including the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, identifies important factors that could cause such differences.  These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements.  We undertake no obligation to update or revise any forward-looking statements.  All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements

(i)

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

         MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2011 (Unaudited)	December 31, 2010 (Audited)
Assets
Current assets:
Cash and cash equivalents	$1,263,125	$386,023
Short term loans	6,274,049	8,156,293
Interest receivable on short term loans	63,295	91,593
Other current assets	31,660	13,427
Total current assets	7,632,129	8,647,336

Investment in real estate	294,321	—
Long term loans receivable	2,174,262	—
Property and equipment, net	749	2,425
Security deposit	6,349	17,515
Investment in privately held company, at cost	100,000	100,000
Deferred financing costs	81,887	109,183
Total assets	$10,289,697	$8,876,459

Liabilities and Shareholders’ Equity
Current liabilities:
Short term loans and line of credit	$1,459,465	$300,000
Accounts payable and accrued expenses	16,475	56,405
Deferred origination fees	104,015	76,428
Income taxes payable	133,786	180,513
Total current liabilities	1,713,741	613,346
Long term liabilities:
Senior secured notes	500,000	500,000
Total liabilities	2,213,741	1,113,346
Commitments and contingencies
Shareholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; no shares issued	—	—
Common shares - $.001 par value; 25,000,000 authorized; 4,405,190 issued and 4,324,459 outstanding	3,405	3,405
Additional paid-in capital	9,636,710	9,588,849
Treasury stock, at cost- 80,731 shares	(241,400)	(241,400)
Accumulated deficit	(1,322,759)	(1,587,741)
Total shareholders’ equity	8,075,956	7,763,113
Total liabilities and shareholders’ equity	$10,289,697	$8,876,459

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income from short term loans	$283,821	$255,869	$842,222	$751,733
Origination fees	67,220	50,593	189,229	160,932
Total Revenue	351,041	306,462	1,031,451	912,665

Operating costs and expenses:
Interest expense on loans and line of credit	39,482	6,900	84,446	21,627
General and administrative expenses	205,087	182,855	595,616	507,382
Total operating costs and expenses	244,569	189,755	680,062	529,009
Income from operations	106,472	116,707	351,389	383,656

Interest and dividend income	—	177	—	4,342
Realized gain on marketable securities that were previously marked down	—	—	—	151,419
Other Income	31,590	—	70,590	—
Total other income	31,590	177	70,590	155,761
Income from operations before income tax expense	138,062	116,884	421,979	539,417
Income tax expense	(41,000)	(60,030)	(157,000)	(187,030)
Net Income	$97,062	$56,854	$264,979	$352,387

Basic and diluted net income per common share outstanding:
--Basic	$0.03	$0.02	$0.08	$0.11
--Diluted	$0.03	$0.02	$0.08	$0.10

Weighted average number of common shares outstanding
--Basic	3,552,720	3,324,459	3,401,382	3,324,459
--Diluted	3,561,386	3,380,406	3,416,189	3,371,971

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$264,979	$352,387
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	27,296	—
Depreciation	1,677	2,274
Non cash compensation expense	47,862	59,099
Realized gain on sale of marketable securities that were previously marked down	—	(151,419)
Changes in operating assets and liabilities:
Interest receivable on loans	28,298	(9,107)
Other current and non current assets	(7,067)	(46,760)
Accounts payable and accrued expenses	(39,929)	(17,496)
Deferred origination fees	27,587	(62,125)
Income taxes payable	(46,727)	(16,669)
Net cash provided by operating activities	303,976	110,184

Cash flows from investing activities:
Proceeds from sale of marketable securities	—	431,864
Investment in real estate (net of proceeds of $380,679 from partial exercise of option - see note 4)	(294,321)	—
Issuance of short term loans	(6,504,036)	(3,912,500)
Collections received from loans	6,212,018	3,322,921
Net cash used in investing activities	(586,339)	(157,715)

Cash flows from financing activities:
Proceeds from loans and line of credit, net	1,159,465	300,000
Net cash provided by financing activities	1,159,465	300,000

Net increase in cash	877,102	252,469
Cash and cash equivalents, beginning of the year	386,023	707,449
Cash and cash equivalents, end of period	$1,263,125	$959,918

Supplemental Cash Flow Information:
Taxes paid during the period	$203,727	$203,669
Interest paid during the period	$84,446	$21,627
Non-cash Investing and Financing Activities:
Forgiveness of debt	—	$27,961

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

1.	THE COMPANY

The accompanying unaudited consolidated financial statements of Manhattan Bridge Capital, Inc., a New York corporation, (referred to herein as “Manhattan Bridge Capital” “we”, “MBC”, “us” or “our”) have been prepared by  the Company in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2010 and the notes thereto included in the Company’s Form 10-K.  Results of consolidated operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year.

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

Interest income from commercial loans is recognized, as earned, over the loan period.

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

Cash equivalents and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy.  The Company’s Level 1 investments are valued using quoted market prices in active markets.  As of September 30, 2011 and December 31, 2010 the Company’s Level 1 investments consisted of cash and money market accounts in the amount of approximately $1,263,000 and $386,000, respectively, and were recorded as cash and cash equivalents in the Company’s consolidated balance sheets.

2.	RECENT TECHNICAL ACCOUNTING PRONOUNCEMENTS

In July 2010, FASB issued ASU 2010-20, entitled “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which is effective for public entities interim and annual financial statements ending after December 15, 2010. The objective of this amended guidance is for an entity to provide disclosures that facilitate financial statement users’ evaluation of; the nature of credit risk inherent in the entity’s portfolio of financing receivables; how risk is analyzed and assessed in arriving at the allowance for credit losses; and the changes and reasons for those changes in the allowance for credit losses. Existing guidance has been amended to provide enhanced disaggregated disclosures in situations involving impairments or troubled loan restructurings, with the guidance for trouble debt restructuring disclosures delayed pursuant to ASU 2011-01. Company disclosures herein are based on the Company’s adoption of ASU 2010-20, and providing disclosures there under that apply to its loan portfolio in the current circumstances.

In April 2011, FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 provides amendments to Topic 310 to clarify which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early adoption is permitted. The Company believes that the adoption of ASU No. 2011-02 will not have a material effect on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This guidance requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. This guidance also requires reclassification adjustments between net income and other comprehensive income to be shown on the face of the financial statements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2011 and for interim periods within the fiscal year, with full retrospective application. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financials statements.

 Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

3.	SHORT TERM COMMERCIAL LOANS

At September 30, 2011, we were committed to an additional $1,495,000 in construction loans that can be drawn by the borrower when certain conditions are met.

At September 30, 2011, the Company has made loans to four borrowers in the aggregate amount of $1,205,000. One individual holds at least a fifty percent interest in each of the borrowers. The Company also has made loans to six borrowers in the aggregate amount of $1,310,000. One individual holds a fifty percent interest in each of the borrowers. The Company also has made loans to four borrowers in the aggregate amount of $1,400,000. One individual holds at least a fifty percent interest in each of the borrowers. All individuals have no relationship to any of the officers or directors of the Company.

The Company generally grants loans for a term of one year.  In certain situations the Company and its borrowers have mutually agreed to the extension of the loans as a result of the downturn in the economy and the real estate industry in the New York metropolitan area. Potential buyers of the real estate serving as collateral for the short-term loans may have difficulty securing financing due to restrictions imposed by financial institutions resulting from the recent mortgage crisis. In addition, the Company’s borrowers may be having difficulty securing permanent financing.  Prior to the Company granting an extension of any loan, it reevaluates the underlying collateral. At September 30, 2011, the Company’s short-term and long term loans include loans in the amount of $524,700 and $1,750,200, originally due in 2009 and 2010, respectively. In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans.  Accordingly, at September 30, 2011, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof included in operations.

Credit risk profile based on loan activity as of September 30, 2011:

	Developers-Residential	Commercial Bridge Loan	Developers Mixed Used	Total outstanding loans
Performing loans	$8,063,000	$85,000	$300,000	$8,448,000

4.	INVESTMENT IN REAL ESTATE

On March 21, 2011, the Company purchased three 2-family buildings located in the Bronx, New York for $675,000, including related costs, and sold to the seller a one year option to buy back the properties for the same price. The buy back option was sold for $3,900, plus a monthly fee of $10,530 payable to the Company by the option holder for the life of the option. On September 28, 2011, the option holder exercised the option to buy back one of the properties for $380,679.  The Company had received an aggregate of $70,590 from the sale of the option prior to the partial exercise and, on October 1, 2011, has issued a new one year option for the two remaining properties at an exercise price of $294,321 with a monthly option fee of $4,591 (the “New Option”.)  The New Option supersedes the buy back option issued in March 2011.

5.	LONG TERM LOANS RECEIVABLE

During the three month period ended September 30, 2011, management determined to reclassify a portion of the Company’s short term loans to long term loans receivable. Long term loans receivable comprise the loans that were extended beyond the original maturity dates, unless it is clear that the loan will be paid back by September 30, 2012. At September 30, 2011, the Company’s loan portfolio consists of approximately $6,274,000 short term loans and approximately $2,174,000 loan term loans receivable.

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

The denominator is based on the following weighted average number of common shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic	3,552,720	3,324,459	3,401,382	3,324,459
Incremental shares for assumed conversion of options	8,666	55,947	14,807	47,512
Diluted	3,561,386	3,380,406	3,416,189	3,371,971

For the three and nine month periods ended September 30, 2011, 334,334 and 328,193, stock options were not included in the diluted earnings per share calculation, respectively, either because their effect would have been anti-dilutive, or because they are in escrow (See note 8).

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

Share based compensation expense recognized under ASC 718 for the three and nine months ended September 30, 2011 were $17,107 and $47,862, respectively. Share based compensation expense recognized under ASC 718 for the three and nine months ended September 30, 2010 were $13,344 and $59,099, respectively.

The share based compensation expense for the three month and nine months ended September 30, 2011 also included the amortization of the fair value of the restricted shares granted on September 9, 2011, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value will be amortized over 15 years (See note 8).

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

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average share assumptions used for grants in 2011 and 2010: (1) expected life of 5 years; (2) no annual dividend yield; (3) expected volatility 72.5% to 73.2%; and (4) risk free interest rate of 0.81% to 2.37%.

The following summarizes stock option activity for the nine month period ended September 30, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	631,000	$1.41
Granted	168,000	1.54
Exercised	—	—
Forfeited or expired	(456,000)	1.80
Outstanding at September 30, 2011	343,000	$0.96	2.47	$174,257
Vested and exercisable at September 30, 2011	343,000	$0.96	2.47	$174,257

The weighted-average fair value of each option granted during the nine month periods ended September 30, 2011 and 2010, estimated as of the grant date using the Black-Scholes option valuation model, was $0.83 per option and $0.78 per option, respectively.

210,000 out of the 343,000 outstanding options at September 30, 2011 are currently in escrow (See note 8).

8.	RESTRICTED STOCK GRANT

On September 9, 2011, upon shareholders approval, the Company granted 1,000,000 shares of restricted common stock (the “Restricted Shares”) to Mr. Assaf Ran, the Company’s President and Chief Executive Officer.  Under the terms of the restricted shares agreement (the “Restricted Shares Agreement”), Mr. Ran agreed to forfeit options exercisable for an aggregate of 280,000 shares of common stock with exercise prices above $1.21 per share that were held by him and agreed not to exercise additional options for an aggregate of 210,000 shares of common stock with exercise prices below $1.21 per share (the “Remaining Options”.)  Until their expiration, Mr. Ran will be required to forfeit approximately 4.76 Restricted Shares for each share of common stock issued upon any exercise of the Remaining Options.  In addition, Mr. Ran may not sell, convey, transfer, pledge, encumber or otherwise dispose of the Restricted Shares until the earliest to occur of the following:  (i) September 9, 2026, with respect to 1/3 of the Restricted Shares, September 9, 2027 with respect to an additional 1/3 of the Restricted Shares and September 9, 2028 with respect to the final 1/3 of the Restricted Shares; (ii) the date on which Mr. Ran’s employment is terminated by the Company for any reason other than for “Cause” (i.e., misconduct that is materially injurious to the Company monetarily or otherwise, including engaging in any conduct that constitutes a felony under federal, state or local law);or (iii) the date on which Mr. Ran’s employment is terminated on account of (A) his death; (B) his disability, which, in the opinion of his personal physician and a physician selected by the Company, prevents him from being employed by the Company on a full-time basis (each such date being referred to as a “Risk Termination Date”).  If at any time prior to a Risk Termination Date either the Company terminates Mr. Ran’s employment for Cause or Mr. Ran voluntarily terminates his employment with the Company for any reason other than death or disability, Mr. Ran will forfeit that portion of the Restricted Shares which have not previously vested.  Mr. Ran will have the power to vote the Restricted Shares and will be entitled to all dividends payable with respect to the Restricted Shares from the date the Restricted Shares are issued.

In connection with the Compensation Committee’s approval of the foregoing grant of Restrict Shares, Mr. Ran had advised the Compensation Committee that he would not seek future stock option grants and the Committee indicated that it had no present intention of continuing its prior practice of annually awarding stock options to Mr. Ran as CEO.

The grant of Restricted Shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The stock certificates for the Restricted Shares were imprinted with restrictive legends and are held in escrow until vesting occurs.

9.	LOANS AND LINE OF CREDIT

In September 2009 the Company established a secured line of credit with Valley National Bank. The line of credit provides for maximum borrowings in the amount of up to $300,000, which may be prepaid by the Company at any time without penalty. The line requires monthly payments of interest only at the rate of 9%, per annum, with borrowings still outstanding due in October, 2012. Pursuant to a security agreement, the line of credit is secured by the Company’s short term loans. As of both September 30, 2011 and December 31, 2010, $300,000 is outstanding under this line.

In March 2011, the Company received three separate short-term loans from three different entities, in the aggregate amount of $603,845, bearing interest at rates ranging from 8% to 14%, per annum. On April 18, 2011, one of the loans in the amount of $170,000 was repaid in full by the Company. In June 2011, the Company received two additional short-term loans from two different entities, in the aggregate amount of $525,620, bearing interest at rates ranging from 8% to 10%, per annum. In July 2011, the Company received another short-term loan in the amount of $200,000, bearing interest at rate of 10%, per annum. Five of the short-term loans payable are secured by the Company’s short term loans, pursuant to a security agreement and three of the loans are also personally guaranteed by our CEO.

10.	SENIOR SECURED NOTES

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

Financing costs incurred in connection with the agreement totaled $109,183, including five year warrants (the “warrants”) to purchase 20,000 shares of the Company’s Common Stock issued to the underwriter at $2.50 per share, which were valued at $11,683. These costs are amortized over the life of the senior secured notes. The amortization costs for the three and nine month periods ended September 30, 2011 were $9,099 and $27,296, respectively.

11.	COMMITMENTS AND CONTINGENCIES

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

12.	SUBSEQUENT EVENTS

On October 21, 2011, the option holder partially exercised the New Option to buy back one of the two remaining properties for $147,500.  As of October 31, 2011, the Company received an aggregate of $4,147 in option fees (including a prorated amount of the option fee for October for the property sold.)  After the partial exercise of the New Option, the option holder has a continuing option to purchase the one remaining property at an exercise price of $146,821 with a monthly option fee of $2,296.

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

We offer short-term, secured, non–banking loans to real estate investors (also known as hard money) to fund their acquisition and construction of properties located in the New York Metropolitan area. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the businesses. The loans are generally for a term of one year. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term. For the nine month period ended September 30, 2011 the total amounts of $6,504,036 have been lent, offset by collections received from borrowers, under the short term commercial loans in the amount of $6,212,018. Loans ranging in size from $50,000 to $1,000,000 were concluded at stated interest rates of 12% to 16%, but often at higher effective rates based upon points or other up-front fees.  We use our own employees, outside lawyers and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions.   Outside appraisers are also employed to assist us in evaluating the worth of collateral.

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

At September 30, 2011, we were committed to an additional $1,495,000 in construction loans that can be drawn by the borrower when certain conditions are met.

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenue

Total revenues for the three month period ended September 30, 2011 were approximately $351,000 compared to approximately $306,000 for the three month period ended September 30, 2010, an increase of $45,000 or 14.7%. The increase in revenue represents an increase in lending operations. For the three month period ended September 30, 2011, $284,000 of our revenue represents interest income on the secured commercial loans that we offer to small businesses compared to $256,000 for the same period in 2010, and $67,000 represents origination fees on such loans compared to $51,000 for the same period in 2010. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the businesses.

Interest expense

Interest expense on loans, the line of credit and senior secured notes for the three month period ended September 30, 2011 was $39,000 compared to $7,000 for the three month period ended September 30, 2010. The increase in interest expense is primarily attributable to the issuance of senior secured notes, the line of credit and short term loans in order to increase our ability to make loans. (See notes 9 and 10 to the consolidated financial statements which appear elsewhere in this quarterly report).

General and administrative expenses

General and administrative expenses for the three month period ended September 30, 2011 were approximately $205,000 compared to approximately $183,000 for the three month period ended September 30, 2010. This increase is primarily attributable to the amortization of the deferred financing costs, the increases in professional fees and in public relations expense, offset by the decrease in equity-based compensation expense and in office rent.

Other income

For the three month period ended September 30, 2011 we had other income in the amount of approximately $32,000, which represents fees from the sale of a buy back option to the seller of certain real property we purchased in March 2011 (See note 4 to the consolidated financial statements which appear elsewhere in this quarterly report), compared to net other income in the amount of $177, consisting of dividend and interest income, for the three month period ended September 30, 2010.

Income tax expense

For the three month period ended September 30, 2011 we had income tax expense of approximately $41,000 compared to approximately $60,000 for the three month period ended September 30, 2010. The decrease in income tax expense reflects the fact that the Company moved its headquarters out of the New York City at the end of June, 2011, thereby reducing the New York City tax liability. In addition, during 2011 the Company has certain capital gains included in income, which are eligible to be offset by the Company’s capital loss carry forwards.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenue

Total revenues for the nine month period ended September 30, 2011 were approximately $1,031,000 compared to approximately $913,000 for the nine month period ended September 30, 2010, an increase of $118,000, or 12.9%. The increase in revenue represents an increase in lending operations. Revenue of approximately $842,000 for the nine month period ended September 30, 2011, compared to approximately $752,000 for the same period in 2010, represents interest income on the secured commercial loans that we offer to small businesses, and $189,000 represents origination fees on such loans compared to $161,000 for the same period in 2010.  The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the businesses.

Interest expense

Interest expense on loans, the line of credit and senior secured notes for the nine month period ended September 30, 2011 was approximately $84,000 compared to $22,000 for the nine month period ended September 30, 2010. The increase in interest expense is primarily attributable to the issuance of senior secured notes, the line of credit and short term loans in order to increase our ability to make loans. (See notes 9 and 10 to the consolidated financial statements which appear elsewhere in this quarterly report).

General and administrative expense

General and administrative expenses for the nine month period ended September 30, 2011 were approximately $596,000 compared to approximately $507,000 for the nine month period ended September 30, 2010, an increase of $89,000, or 17.6%. This increase is primarily attributable to an increase in payroll expenses due to restoration of our CEO’s salary in June 2010, the amortization of the deferred financing costs, and increases in professional fees and board member fees, offset by the decrease in equity-based compensation expense and in office rent.

Other income

For the nine month period ended September 30, 2011 we had other income in the amount of approximately $71,000, which represents fees from the sale of a buy back option to the seller of certain real property we purchased in March 2011 (See note 4 to the consolidated financial statements which appear elsewhere in this quarterly report), compared to other income of approximately $156,000 for the nine month period ended September 30, 2010, consisting mainly of the realized gain on the sale of marketable securities that were previously marked down of $151,000 and dividend and interest income of approximately $4,000.

Income tax expense

For the nine month period ended September 30, 2011 we had income tax expense of approximately $157,000 and for the nine month period ended September 30, 2010 we had income tax expense of approximately $187,000.

Liquidity and Capital Resources

At September 30, 2011, we had cash and cash equivalents of approximately $1,263,000 and working capital of approximately $5,918,000 as compared to cash and cash equivalents of approximately $386,000 and working capital of $8,034,000 at December 31, 2010. The increase in cash and cash equivalents primarily reflects a higher rate of loan collections and the issuance of short term loans we took in the amount of approximately $1,159,000, offset by an increase in lending operations and our investment in real estate in the amount of $675,000, which was offset by the proceeds of approximately $381,000 upon the partial exercise of option by the option holder (See note 4 to the consolidated financial statements which appear elsewhere in this quarterly report). The decrease in working capital is primarily attributable to the reclassification of certain short term loans to long term loans receivable.

For the nine month periods ended September 30, 2011 and 2010, net cash provided by operating activities were approximately $304,000 and $110,000, respectively. Net cash provided by operating activities for the nine month period ended September 30, 2011 consisted primarily of net income of approximately $265,000, amortization of the deferred financing costs of approximately $27,000, non cash compensation expenses of approximately $48,000, an increase in deferred origination fees of approximately $28,000, and a decrease in interest receivable on short term loans of approximately $28,000, offset by decreases in accounts payable and accrued expenses of approximately $40,000 and in income taxes payable of approximately $47,000. In the period ended September 30, 2010, net cash provided by operating activities consisted primarily of net income of approximately $352,000, and non cash compensation expenses of approximately $59,000, offset by a realized gain on marketable securities that were previously marked down of approximately $151,000, an increase in other current and non current assets of approximately $47,000, and a decrease in deferred origination fees of approximately $62,000.

Net cash used in investing activities was approximately $586,000 for the nine months ended September 30, 2011, compared to net cash used in investing activities of approximately $158,000 for the period ended September 30, 2010. Net cash used in investing activities consisted primarily of the issuance of the our short term commercial loans in the amount of approximately $6,504,000, offset by collection of these loans in the amount of $6,212,000 and the investment in real estate in the amount of approximately $675,000, which was offset by the proceeds of approximately $381,000 upon the partial exercise of option by the option holder. In the period ended September 30, 2010 net cash used in investing activities consisted primarily of the issuance of the our short term commercial loans in the amount of approximately $3,912,000, offset by collection of these loans in the amount of $3,323,000 and proceeds from sale of marketable securities in the amount of approximately 432,000.

Net cash provided by financing activities for the nine months ended September 30, 2011 was approximately $1,159,000 as compared to $300,000 for the period ended September 30, 2010. This increase reflects the issuance of senior secured notes and short term loans. (See notes 9 and 10 to the consolidated financial statements which appear elsewhere in this quarterly report).

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

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within our organization, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 9, 2011, upon shareholders approval, we granted 1,000,000 shares of restricted common stock (the “Restricted Shares”) to Mr. Assaf Ran, our President and Chief Executive Officer.  Under the terms of the Restricted Shares agreement (the “Restricted Shares Agreement”), Mr. Ran forfeited options for 280,000 shares of common stock with exercise prices above $1.21 per share that were previously granted to him and agreed that he will not exercise options for an additional 210,000 shares of common stock with exercise prices below $1.21 per share (the “Remaining Options”).  Until their expiration, Mr. Ran will be required to forfeit approximately 4.76 Restricted Shares for each share issued to him upon any exercise of the Remaining Options.  In addition, Mr. Ran may not sell, convey, transfer, pledge, encumber or otherwise dispose of the Restricted Shares until the earliest to occur of the following: (i) September 9, 2026, with respect to 1/3 of the Restricted Shares, September 9, 2027 with respect to an additional 1/3 of the Restricted Shares and September 9, 2028 with respect to the final 1/3 of the Restricted Shares; (ii) the date on which Mr. Ran’s employment with us is terminated for any reason other than for “Cause” (as defined in the Restricted Shares Agreement);or (iii) the date on which Mr. Ran’s employment is terminated on account of his death or disability (each such date being referred to as a “Risk Termination Date”).  If at any time prior to a Risk Termination Date either we terminate Mr. Ran’s employment for Cause or Mr. Ran voluntarily terminates his employment for any reason other than death or disability, Mr. Ran will forfeit that portion of the Restricted Shares which have not previously vested.  Mr. Ran will have the power to vote the Restricted Shares and will be entitled to all dividends payable with respect to the Restricted Shares from the date the Restricted Shares are issued.

In connection with the Compensation Committee’s approval of the foregoing grant of Restrict Shares, Mr. Ran had advised the Compensation Committee that he would not seek future stock option grants and the Committee indicated that it had no present intention of continuing its prior practice of annually awarding stock options to Mr. Ran as CEO.

The grant of Restricted Shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The stock certificates for the Restricted Shares were imprinted with restrictive legends and are held in escrow until vesting occurs.

Item 6. EXHIBITS

Exhibit No.	Description
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act (filed herewith)

31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act (filed herewith)

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act (furnished herewith)

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act (furnished herewith)

101.INS (1)	XBRL Instance Document

101.CAL (1)	XBRL Taxonomy Extension Schema Document

101.SCH (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document

*	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

(1)
Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Manhattan Bridge Capital, Inc. (Registrant)

Date: November 14, 2011	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)