Form 10-K
period 2011-12-31
MANHATTAN BRIDGE CAPITAL, INC
filed 2012-03-20
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-25991

MANHATTAN BRIDGE CAPITAL, INC.

New York	11-3474831
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

60 Cutter Mill Road, Suite 205, Great Neck, NY 11021
(Address of Principal Executive Office) (Zip Code)

(516) 444-3400
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to post such files).    Yes ☑.        No ☐.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐.        No ☑

The aggregate market value of the Registrant’s voting and non-voting common stock held by non-affiliates of the Registrant on June 30, 2011, computed by reference to the closing price for such common stock on the NASDAQ Capital Market on such date, was approximately $2,334,428. (For this computation, the Registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the Registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the Registrant.)

As of March 20, 2012 the registrant has a total of 4,324,459 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MANHATTAN BRIDGE CAPITAL, INC.

FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the words “believe,” “expect,” “intend,” “estimate” and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial conditions and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements”), including but not limited to the following: (i) the successful integration of new businesses that we may acquire; (ii) the success of new operations which we have commenced and of our new business strategy; (iii) our limited operating history in our new business; (iv) potential fluctuations in our quarterly operating results; and (v) challenges facing us relating to our growth. The accompanying information contained in this report, including the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, identifies important factors known to us that could cause such differences. These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

All references in this Annual Report to “Manhattan Bridge Capital” “the Company,” “we,” “us” and “our” refer to Manhattan Bridge Capital, Inc. a New York corporation founded in 1989 and its consolidated subsidiaries DAG Funding Solutions, Inc. (“DAG Funding”), formed under the laws of the State of New York in May 2007 and MBC Funding I, Inc. (“MBC Funding”), formed under the laws of the State of New York in October 2010 and 1490-1496 Hicks, LLC (“Hicks LLC”), formed under the laws of the State of New York in March 2011 and DAG Interactive, Inc. (“DAG Interactive”) formed under the laws of Delaware in December 2005, which was dissolved in June 2010, unless the context otherwise requires.

PART I

Item 1. Business

General

The Company offers short-term, secured, non–banking loans to real estate investors (also known as hard money) to fund their acquisition and construction of properties located in the New York Metropolitan area.

Products and services

▪ Manhattan Bridge Capital, DAG Funding and MBC Funding

The Company offers short-term, secured, non–banking loans to real estate investors (also known as hard money) to fund their acquisition of properties located in the New York Metropolitan area. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the businesses. The loans are generally for a term of one year. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term. For the years ended December 31, 2011 and 2010 the total amounts of $8,512,537 and $6,141,593, respectively, have been lent, offset by collections received from borrowers, under the commercial loans in the amount of $7,254,478 and $4,461,921, respectively. Loans ranging in size from $50,000 to $1,100,000 were concluded at stated interest rates of 12% to 16%, but often at higher effective rates based upon points or other up-front fees. The Company uses its own employees, outside lawyers and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions. Outside appraisers are used to assist the Company’s officials in evaluating the worth of collateral, when deemed necessary by management. The Company also uses independent construction inspectors as well as mortgage brokers and deal initiators.

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

At December 31, 2011, the Company is committed to an additional $1,833,000 in construction loans that can be drawn by the borrower when certain conditions are met.

▪ DAG Interactive

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

Employees and independent contractors

As of December 31, 2011, we employed two employees. In addition, during 2011 we used outside lawyers and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions. Outside appraisers were used to assist the Company’s officials in evaluating the worth of collateral, when deemed necessary by management. The Company also used independent construction inspectors as well as mortgage brokers and deal initiators.

Item 1A. Risk Factors

We are exposed to certain risk factors that may affect growth and financial results. The risks and uncertainties described below are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial may also impair our future business operations.

▪	Risks Related to our Business

We have generated only limited revenues from our lending operations

We have generated aggregate revenues of approximately $2.61 million from our lending operations during 2011 and 2010 and there can be no assurance that we can operate on a scale that would permit us to earn substantial income.

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

We may experience increased delinquencies and credit losses

Like other lenders, we face the risk that our customers will not repay their loans. Rising losses or leading indicators of rising losses (higher delinquencies, non-performing loans, or bankruptcy rates; lower collateral values) may require us to establish or increase our allowance for loan losses and may degrade our profitability if we are unable to raise revenue or reduce costs to compensate for higher losses. In particular, we face the following risks in this area:

•	Missed Payments. We face the risk that customers will miss payments. Loan charge-offs are generally preceded by missed payments or other indications of worsening financial condition. Customers may be more likely to miss payments in the event of an economic downturn. In addition, we face the risk that consumer and commercial customer behavior may change, causing a long-term rise in delinquencies and charge-offs;

•	Collateral. We face the risk that the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from our customers. Particularly with respect to our commercial lending, decreases in real estate values could adversely affect the value of property used as collateral for our loans. Thus, the recovery of such property could be insufficient to compensate us for the value of these loans;

•	Estimates of future losses. We face the risk that we may underestimate our future losses and fail to hold a loan loss allowance sufficient to account for these losses. Incorrect assumptions could lead to material underestimates of future losses and inadequate allowance for loan losses. In addition, our estimate of future losses impacts the amount of reserves we build to account for those losses. The build or release of reserves impacts our current financial results.

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

The recent decline in the broader credit markets related to sub-prime mortgage dislocation has caused the global financial markets to become more volatile and the homebuilding and real estate markets have been dramatically impacted as a result. The continued depression in and volatility of these markets could create a difficult operating environment in the near term and investors should be aware that general risks of investing in real estate may be magnified.

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

Our business is affected by market interest rates.

Our business and financial performance is affected by market interest rates and movement in those rates. The monetary, tax and other policies of governmental agencies, including the Federal Reserve, have a significant impact on interest rates and overall financial market performance over which we have no control and which we may not be able to adequately predict.

We face risk from economic downturns

Delinquencies and credit losses in real estate related loans generally increase during economic downturns or recessions. Likewise, demand from these borrowers may decline during an economic downturn or recession. The effects of higher interest rates, higher energy costs and pressure on housing prices may place added strain on our customers’ ability to repay their loans. These risks may be exacerbated because our loans are concentrated in a single region, the New York metropolitan area. Continuing decline in general economic conditions could have a material adverse effect on our financial condition and results of operations.

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

▪	Risks Related to Our Common Stock

Our management and other affiliates have significant control of our common stock and could significantly influence our actions in a manner that conflicts with our interests and the interests of other stockholders.

As of March 20, 2012, our executive officers and directors collectively own approximately 59.20% of the outstanding shares of our common stock or beneficially own 60.42% of the outstanding shares of our common stock, assuming the exercise of options which are currently exercisable or will become exercisable within 60 days from the filing of this report, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors. Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

Our stockholders may experience substantial dilution as a result of the exercise of outstanding options to purchase our common stock.

As of December 31, 2011, we had outstanding options for 138,000 shares (excluding the 210,000 options Mr. Ran, our CEO, agreed not to exercise in accordance with the Restricted Stock Agreement - See Item 11) with exercise prices range from $0.67 to $1.65 per share. The exercise of these options could result in dilution to our existing stockholders and could have a material adverse effect on our stock price.

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

Our common stock is quoted on the Nasdaq Capital Market and currently has a limited trading market. We cannot assure you that an active trading market will develop or, if developed, will be maintained. As a result, our stockholders may find it difficult to dispose of shares of our common stock and, as a result, may suffer a loss of all or a substantial portion of their investment.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive and principal operating office is located in Great Neck, New York. We use this space for all of our operations. This space is occupied under a lease that expires August 31, 2016. The current monthly rent is $3,174 including electricity. We believe this facility is adequate to meet our requirements at our current level of business activity.

Item 3. Legal Proceedings

On November 7, 2011, the Company was sued as a nominal defendant in a stockholder derivative action, Alan R. Kahn v. Assaf Ran, et al., Supreme Court of the State of New York, County of Nassau, filed against the members of its Board of Directors (the “Board”). The plaintiff, who states that he was a stockholder of the Company at all pertinent times, alleges wrongdoing by the Board in a transaction in which Mr. Ran, our CEO and a director, was granted one million shares of the Company’s restricted stock in exchange for giving up his rights to options covering 490,000 shares of the Company’s common stock that he had held at the time of the transaction, as well as to seek future stock option grants from the Company. The plaintiff asserts that the Company was harmed by the transaction. The Board disagrees with the plaintiff’s allegations, has moved to dismiss the complaint, and if the case goes forward after the court rules on that motion, intends to defend vigorously against the plaintiff’s claims. The directors are insured under an officers’ and directors’ liability insurance policy which has a $75,000 self-insured retention that must be satisfied by the Company before the insurance policy will begin to pay defense costs. Because the action is a derivative claim alleging harm to the Company, any award would be paid to the Company, not by the Company, in the event that the plaintiff was successful on the merits of his claims.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information

Our Common Stock is traded on the NASDAQ Capital Market under the symbol “LOAN”. The high and low sales prices for our common stock as reported by the NASDAQ Capital Market for the quarterly periods during 2011 and 2010 were as follows:

	High	Low
2010
First Quarter	$1.56	$1.00
Second Quarter	$1.39	$1.10
Third Quarter	$1.70	$1.26
Fourth Quarter	$1.56	$1.23
2011
First Quarter	$1.80	$1.26
Second Quarter	$1.85	$1.30
Third Quarter	$1.34	$0.92
Fourth Quarter	$1.20	$0.82

On March 15, 2012, the last reported sale price of our common stock on the NASDAQ Capital Market was $1.11 per share.

(b)	Holders

As of March 15, 2012, the approximate number of record holders of our Common Stock was 16. The number of holders does not include individuals or entities who beneficially own shares but whose shares, which are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder. American Stock Transfer & Trust Company serves as transfer agent for our shares of common stock.

(c)	Dividends

In 2011 and 2010, we did not declare a dividend.

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

Overview

The Company offers short-term, secured, non–banking loans to real estate investors (also known as hard money) to fund their acquisition and construction of properties located in the New York Metropolitan area. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the businesses. The loans are generally for a term of one year. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term. For the years ended December 31, 2011 and 2010 the total amounts of $8,512,537 and $6,141,593, respectively, have been lent, offset by collections received from borrowers, under the commercial loans in the amount of $7,254,478 and $4,461,921, respectively. Loans ranging in size from $50,000 to $1,100,000 were concluded at stated interest rates of 12% to 16%, but often at higher effective rates based upon points or other up-front fees.

The Company uses its own employees, outside lawyers and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions. Outside appraisers are used to assist the Company’s officials in evaluating the worth of collateral, when deemed necessary by management. The Company also uses independent construction inspectors as well as mortgage brokers and deal initiators.

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

At December 31, 2011, the Company’s commercial loans include loans in the amount of $521,700, $1,702,200 and $955,000, originally due in 2009, 2010 and 2011, respectively. In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans. Accordingly, at December 31, 2011 and 2010, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof included in operations for the years then ended. Subsequent to the balance sheet date $580,000 of short term extended loans outstanding at December 31, 2011 were paid off.

To date, the Company has not experienced any defaults and none of the loans previously made have been non-collectable, although no assurances can be given that existing or future loans may not go into default or prove to be non-collectible in the future.

At December 31, 2011, the Company was committed to an additional $1,833,000 in construction loans that can be drawn by the borrower when certain conditions are met.

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

Origination fee revenue on commercial loans is amortized over the term of the respective note.

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

Results of operations

Years ended December 31, 2011 and 2010

Total revenue

Total revenue for the year ended December 31, 2011 was $1,400,000 compared to $1,210,000 for the year ended December 31, 2010 an increase of $190,000 or 15.7%. The increase in revenue represents an increase in lending operations. In 2011, $1,142,000 of the Company’s revenue represents interest income on secured, commercial loans that the Company offers to small businesses compared to $994,000 in 2010, and $259,000 represents origination fees on such loans compared to $216,000 in 2010. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the businesses.

Interest and amortization of debt service costs

Interest and amortization of debt service costs for the year ended December 31, 2011 were $157,000 compared to $29,000 for the year ended December 31, 2010. The increase in interest and amortization of debt service costs is primarily attributable to the issuance of senior secured notes and the Company’s receipt of short term loans in order to increase our ability to make loans. (See also Notes 7 and 8 to the financial statements included elsewhere in this report)

Referral fees

Referral fees for the year ended December 31, 2011 were $8,000 compared to $12,000 for the year ended December 31, 2010. The referral fees represent fees paid on such loans which amortize over the life of the loan.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2011 were $867,000 compared to $783,000 for the year ended December 31, 2010, an increase of $84,000 or 10.7%. This increase is primarily attributable to net increases in payroll expenses of approximately $54,000 primarily resulting from the restoration of our CEO’s salary in June 2010 and an increase in legal fees of approximately $22,000, offset by the decrease in office rent of approximately $20,000. (See also Note 14 to the financial statements included elsewhere in this report)

Other income

For the year ended December 31, 2011, we had other income of approximately $79,000, which represents fees from the sale of buy back options to the seller of certain real property we purchased in March 2011 (See also Note 5 to the financial statements included elsewhere in this report). For the year ended December 31, 2010, we had other income of approximately $156,000 consisting of realized gains on marketable securities that were previously marked down of approximately $151,000, and dividend and interest income of $5,000.

Income from operations before income tax expense

Income from operations before provision for income tax for the year ended December 31, 2011 was $448,000 compared to $542,000 for the year ended December 31, 2010. This decrease is primarily attributable to an increase in operating costs and expenses and a decrease in other income, offset by an increase in revenue.

Income tax expense

In the year ended December 31, 2011 we had income tax expense (including interest and penalties) of approximately $192,000 and for the year ended December 31, 2010 we had income tax expense of approximately $223,000.

Liquidity and Capital Resources

At December 31, 2011, we had cash and cash equivalents of $222,000 and working capital of $5,763,000 compared to cash and cash equivalents of $386,000 and working capital of $8,034,000 at December 31, 2010. The decrease in cash and cash equivalents primarily reflects an increase in lending operations and our investment in real estate in the amount of $675,000, which was offset by the proceeds of approximately $528,000 upon the partial exercises of options by the option holder (See also Note 5 to the financial statements included elsewhere in this report), offset by the proceeds from the Company’s receipt of short term loans in the amount of approximately $859,000. The decrease in working capital is primarily attributable to the reclassification of certain short term loans to long term loans receivable.

For the years ended December 31, 2011 and 2010, net cash provided by operating activities was approximately $381,000 and $224,000, respectively. The increase in net cash provided by operating activities primarily results from an improvement in loan activities that resulted in an increase of approximately $93,000 in origination fees collected in 2011 over 2010, and the collection of approximately $79,000 of fees, included in other income, generated from the issuance of seller buy back options (See Note 5).

For the year ended December 31, 2011 net cash used in investing activities was $1,405,000, compared to $1,248,000 for the year ended December 31, 2010. Net cash used in investing activities for the year ended December 31, 2011, consisted primarily of the issuance of our short term commercial loans in the amount of approximately $8,513,000, offset by collection of these loans in the amount of approximately $7,254,000, and the investment in real estate in the amount of approximately $675,000, which was offset by the proceeds of approximately $528,000 upon the partial exercises of options by the option holder. Net cash used in investing activities for the year ended December 31, 2010, consisted primarily of the issuance of our short term commercial loans in the amount of approximately $6,142,000, offset by collection of these loans in the amount of approximately $4,462,000, and the proceeds from the sale of marketable securities in the amount of $432,000.

For the year ended December 31, 2011 net cash provided by financing activities was $859,000, compared to $703,000 for the year ended December 31, 2010. Net cash provided by financing activities for the year ended December 31, 2011 reflects the Company’s receipt of the proceeds of short term loans. Net cash provided by financing activities for the year ended December 31, 2010 reflects the use of a line of credit and the issuance of senior secured notes, offset by deferred financing costs on the issuance of the senior secured notes.

Until our initial public offering in 1999, our only source of funds was cash flow from operations, which funded both our working capital needs and capital expenditures. As a result of our initial public offering in May 1999, we received proceeds of approximately $6.4 million, which has increased our ability to pay operating expenses. Our credit facilities are limited. As of December 31, 2011, our funds were invested in money market funds and commercial loans.

Contractual Obligations

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Long-Term Debt Obligations	$500,000	$—	$500,000	$—	$—
Operating Lease Obligations (*)	188,000	38,500	121,300	28,200	—
Total	$688,000	$38,500	$621,300	$28,200	$—

(*) Operating lease obligations include utilities payable to the landlord under the lease.

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

In April 2011, FASB issued ASU 2011-02, "Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring." ASU 2011-02 provides amendments to Topic 310 to clarify which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early adoption is permitted. The Company believes that the adoption of ASU 2011-02 will not have a material effect on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This guidance requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. This guidance also requires reclassification adjustments between net income and other comprehensive income to be shown on the face of the financial statements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2011 and for interim periods within the fiscal year, with full retrospective application. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financials statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. To defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments, ASU 2011-12 supersedes only those paragraphs that pertain to how and where reclassification adjustments are presented.  The amendments are effective at the same time as ASU 2011-05. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financials statements.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Our executive officers and directors and their respective ages are as follows:

Name	Age	Position

Assaf Ran	46	Founder, Chairman of the Board, Chief Executive Officer, and President

Vanessa Kao	34	Chief Financial Officer, Vice President, Treasurer and Secretary

Michael Jackson (1)	47	Director

Phillip Michals (1)	42	Director

Eran Goldshmid (1)	45	Director

Mark Alhadeff	48	Director

Lyron Bentovim(2)	42	Director

(1) Member of the Compensation Committee, Audit Committee and Nominating Committee

(2) Member of the Audit Committee

All directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected to serve subject to the discretion of the board of directors.

Set forth below is a brief description of the background and business experience of our executive officers and directors:

Assaf Ran, our founder, has been our Chief Executive Officer and President since our inception in 1989. Mr. Ran has 23 years of senior management experience leading public and private directories businesses. Mr. Ran started several yellow page businesses from the ground up and managed to make each one of them successful. Mr. Ran’s professional experience and background with us, as our director since March 1999, have given him the expertise needed to serve as one of our directors.

Vanessa Kao rejoined us on June 30, 2011 as Chief Financial Officer, Vice President, Treasurer and Secretary. Previously, from July 2004 through April 2006, she served as the Assistant Chief Financial Officer of the Company until she joined DAG Jewish Directories, Inc. in April 2006. Since April 2006, she has been the Chief Financial Officer of DAG Jewish Directories, Inc. Ms. Kao holds a M.B.A. in Finance and MIS/E-Commerce from the University of Missouri and a Bachelor degree of Business Administration in Finance from the National Taipei University in Taiwan.

Michael J. Jackson has been a member of our Board since July 2000.  Since April 2007, he has been the Chief Financial Officer and the Executive Vice President of iCrossing, Inc., a digital marketing agency. From September 1999 to April 2007, he was the corporate controller of AGENCY.COM, a global Internet professional services company, for which he was the Chief Accounting Officer from May 2000 until September 2001 and the Chief Financial Officer from October 2001 to April 2007. From October 1994 until August 1999, Mr. Jackson was a manager at Arthur Andersen, LLP and Ernst and Young. Mr. Jackson also served on the New York State Society Auditing Standards and Procedures Committee from 1998 to 1999 and served on the New York State Society’s SEC Committee from 1999 to 2001.  Mr. Jackson holds an M.B.A. in Finance from Hofstra University and is a Certified Public Accountant. During the past five years, until May 2008, Mr. Jackson also was a member of the Board of Directors of Adstar, Inc. (OTC PINK: ADST). Mr. Jackson’s professional experience and background with other companies and with us have given him the expertise needed to serve as one of our directors.

Phillip Michals has been a member of our Board since March 1999.  Mr. Michals currently is the Head of Business Development with Aegis Capital Corp.  Mr. Michals has specialized in recruiting and retention and has been partners in two previous HR consulting companies MSCI and Uptick Trading, both companies consulted with NYSE and FINRA broker- dealers. Since November 2000, he has also been a Principal of RG Michals and PPG Trading. Mr. Michals is also a Founder and Principal of Quadstar Capital Advisors, a financial advisory company.   Mr. Michals received a BS degree in human resources from the University of Delaware in May 1992. Mr. Michals is currently registered as an Investment Advisor.  Mr. Michals’ professional experience and background with other companies and with us have given him the expertise needed to serve as one of our directors.

Eran Goldshmid has been a member of our Board since March 1999. Mr. Goldshmid received certification as a financial consultant in February 1993 from the School for Investment Consultants, Tel Aviv, Israel, and a BA in business administration from the University of Humberside, England, in December 1998. From December 1998 until July 2001, Mr. Goldshmid has been the general manager of the Carmiel Shopping Center in Carmiel, Israel. Since August 2001, he has been the president of the New York Diamond Center, New York, NY. Mr. Goldshmid’s professional experience and background with other companies and with us have given him the expertise needed to serve as one of our directors.

Mark Alhadeff has been a member of our Board since December 2005. Mr. Alhadeff also serves as the Chief Technology Officer of DAG Interactive, Inc. Mr. Alhadeff is the co-founder of Ocean-7 Development, Inc., a technology corporation in the business of providing programming services as well as web development services and database solutions. Mr. Alhadeff has been Ocean-7’s president since its formation in 1999. Prior to founding Ocean-7, Mr. Alhadeff served as a consultant to various publishers, worked as an art director and was actively involved in creating and implementing the transition to digital production methodologies before they became common industry practice. Mr. Alhadeff is a Stony Brook University graduate. Mr. Alhadeff’s business experience and background with other companies and with us have given him the expertise needed to serve as one of our directors.

Lyron Bentovim has been a member of our Board since December 2008.  Since August 2009 Mr. Bentovim has been Chief Operating Officer and Chief Financial Officer at Sunrise Telecom, a leader in test and measurement solutions for telecom, wireless and cable networks. From August 2001 to July 2009, Mr. Bentovim was a Portfolio Manager of SKIRITAI Capital LLC, an investment advisor based in San Francisco. From May 2000 to August 2001, he served as the President, COO and co-founder of WebBrix Inc., a retail channel aiming to provide physical space and services for online retailers. Additionally, Mr. Bentovim spent time as a Senior Engagement Manager with strategy consultancies of USWeb/CKS, the Mitchell Madison Group from September 1997 to May 2000.  Mr. Bentovim also holds directorships at Top Image Systems LTD (NASDAQ - TISA) since November 2008.  During the past five years, Mr. Bentovim also held directorships at Sunrise Telecom (OTC SHEETS - SRTI) from October 2008 until August 2009, Ault Inc. (was NASDAQ - AULT - company sold) from October 2005 until February 2006, and RTW Inc. (was NASDAQ - RTWI -company sold) from April 2006 until December 2007, Three Five Systems Inc. (OTC PINK - TFSI.PK) since September 2005 until March 2011 (company dissolved) , Argonaut Technologies Inc. (OTC PINK - AGNT.PK) since May 2005 until April 2011 (company dissolved). Mr. Bentovim's professional experience and background with other companies and with us have given him the expertise needed to serve as one of our directors.

Our Board has established Compensation, Audit and Nominating Committees. The Compensation Committee reviews and recommends to the Board the compensation and benefits of all of our officers, reviews general policy matters relating to compensation and benefits of our employees, administers the stock option plan and authorizes the issuance of stock options to our officers, employees, directors and consultants.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To the best of our knowledge, based solely on review of the copies of such forms furnished to us, or written representations that no other forms were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent (10%) stockholders were complied with during 2011.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions. This code of ethics is posted on our web site at www.manhattanbridgecapital.com.

Audit Committee

We currently have a separately-designated standing Audit Committee of the Board which was established in compliance with Section 3(a)(58)(A) of the Exchange Act. The members of our Audit Committee are Michael J. Jackson, Phillip Michals, Eran Goldshmid and Lyron Bentovim. The Board has determined that Michael Jackson, the chairman of the Audit Committee, is qualified as an Audit Committee Financial Expert pursuant to Item 407(d)(5) of Regulation S-K. Each of the Audit Committee members is independent, as that term is defined in Section 10A(m)(3) of the Exchange Act, and their relevant experience is more fully described above.

Stockholder Communications

The Board has established a process to receive communications from stockholders. Stockholders and other interested parties may contact any member (or all members) of the board, or the non-management directors as a group, any Board committee or any chair of any such committee by mail or electronically. To communicate with the board of directors, any individual director or any group or committee of directors, correspondence should be addressed to the board of directors or any such individual director or group or committee of directors by either name or title. All such correspondence should be sent "c/o Corporate Secretary" at 60 Cutter Mill Road, Great Neck, NY 11021.

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

Item 11. Executive Compensation

The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the years ended December 31, 2011 and 2010 by Assaf Ran our chief executive officer (the ‘‘named executive officer’’) and sole executive officer whose salary during the last completed fiscal year exceeded $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards		Non Equity Incentive plan Compen- sation	Non- qualified Deferred Compen- sation Earning	All Other Compen -sation	Total
		($)	($)	($) (1)	($) (1)		($)	($)	($) (2)	($)
Assaf Ran	2011	$225,000	$65,000	$195,968	$—	(3)	$6,750	—	$6,750	$492,718
Chief Executive Officer and President	2010	$167,308	$65,000	—	$—	(3)	$5,019	—	$5,019	$237,327
(1)	Grant date fair market value calculated in accordance with ASC Topic 718. The assumptions underlying valuation of equity awards are set forth in Note 11 to financial statements included elsewhere in this report.
(2)	Company’s matching contributions are made pursuant to a simple master IRA plan.
(3)	Options with an aggregate grant date fair market value calculated in accordance with ASC Topic 718 for 2011 and 2010 of $118,879 and $53,799, respectively, were forfeited by Mr. Ran in accordance with the Restricted Shares Agreement (defined below).

Employment Contracts

In March 1999, we entered into an employment agreement with Assaf Ran, our President and Chief Executive Officer. Mr. Ran’s employment term renews automatically on July 1st of each year for successive one-year periods unless either party gives 180 days written notice of its intention to terminate the agreement. Under the agreement, Mr. Ran receives an annual base salary of $75,000 and annual bonuses as determined by the Compensation Committee of the Board (the “Compensation Committee”), in its sole and absolute discretion, and is eligible to participate in all executive benefit plans established and maintained by us. Under the agreement, Mr. Ran agreed to a one-year non-competition period following the termination of his employment. In March 2003, the Compensation Committee approved an increase in Mr. Ran’s compensation to an annual base salary of $225,000. However, in 2008 and 2009 Mr. Ran agreed to a temporary reduction of his annual base salary by 75% and 55%, respectively, to $56,000 and $100,000. On June 21, 2010, Mr. Ran’s annual base salary was restored to the level of $225,000 per year.

Restricted Stock Grant

On September 9, 2011, upon stockholders approval at the annual meeting, we granted 1,000,000 shares of restricted common stock (the “Restricted Shares”) to Mr. Ran. Under the terms of the restricted shares agreement (the “Restricted Shares Agreement”), Mr. Ran agreed to forfeit options held by him exercisable for an aggregate of 280,000 shares of our common stock with exercise prices above $1.21 per share and agreed not to exercise additional options held by him for an aggregate of 210,000 shares of our common stock with exercise prices below $1.21 per share (the “Remaining Options”.) Until their expiration, Mr. Ran will be required to forfeit approximately 4.76 Restricted Shares for each share of common stock issued upon any exercise of the Remaining Options. In addition, Mr. Ran may not sell, convey, transfer, pledge, encumber or otherwise dispose of the Restricted Shares until the earliest to occur of the following: (i) September 9, 2026, with respect to 1/3 of the Restricted Shares, September 9, 2027 with respect to an additional 1/3 of the Restricted Shares and September 9, 2028 with respect to the final 1/3 of the Restricted Shares; (ii) the date on which Mr. Ran’s employment is terminated by us for any reason other than for “Cause” (i.e., misconduct that is materially injurious to us monetarily or otherwise, including engaging in any conduct that constitutes a felony under federal, state or local law); or (iii) the date on which Mr. Ran’s employment is terminated on account of (A) his death; or (B) his disability, which, in the opinion of his personal physician and a physician selected by us prevents him from being employed with us on a full-time basis (each such date being referred to as a “Risk Termination Date”). If at any time prior to a Risk Termination Date Mr. Ran’s employment is terminated by us for Cause or by Mr. Ran voluntarily for any reason other than death or disability, Mr. Ran will forfeit that portion of the Restricted Shares which have not previously vested. Mr. Ran will have the power to vote the Restricted Shares and will be entitled to all dividends payable with respect to the Restricted Shares from the date the Restricted Shares are issued.

In connection with the Compensation Committee’s approval of the foregoing grant of Restricted Shares, the Compensation Committee consulted with and obtained the concurrence of independent compensation experts and informed Mr. Ran that it had no present intention of continuing its prior practice of annually awarding stock options to Mr. Ran as CEO. Also Mr. Ran, advised the Compensation Committee that he would not seek future stock option grants.

The grant of Restricted Shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The stock certificates for the Restricted Shares were imprinted with restrictive legends and are held in escrow until vesting occurs.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards by the named executive officer as of December 31, 2011.

Option Awards								Stock Awards
Name (a)		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Assaf Ran	2008		70,000	(1)	—	$1.01	3/13/2013	—	—		—	—
Chief Executive	2009		140,000	(1)	—	$0.74	3/18/2014	—	—		—	—
Officer and President	2011							1,000,000	1,010,000	(2)(3)	—	—

(1)	In accordance with the Restricted Stock Agreement, Mr. Ran agreed not to exercise the Remaining Options. Until their expiration, Mr. Ran will be required to forfeit approximately 4.76 Restricted Shares for each share of common stock issued upon any exercise of the Remaining Options. In connection with the Compensation Committee’s approval of the grant of Restrict Shares, the Compensation Committee consulted with and obtained the concurrence of independent compensation experts and informed Mr. Ran that it had no present intention of continuing its prior practice of annually awarding stock options to Mr. Ran as CEO. Also Mr. Ran, advised the Compensation Committee that he would not seek future stock option grants.

(2)	Calculated based on the closing market price of $1.01 (at December 30, 2011), at the end of the last completed fiscal year.

(3)	Mr. Ran may not sell, convey, transfer, pledge, encumber or otherwise dispose of the Restricted Shares until the earliest to occur of the following: (i) September 9, 2026, with respect to 1/3 of the Restricted Shares, September 9, 2027 with respect to an additional 1/3 of the Restricted Shares and September 9, 2028 with respect to the final 1/3 of the Restricted Shares; (ii) the date on which Mr. Ran’s employment is terminated by us for any reason other than for “Cause”; or (iii) on a Risk Termination Date. If at any time prior to a Risk Termination Date Mr. Ran’s employment is terminated by us for Cause or Mr. Ran voluntarily terminates his employment for any reason other than death or disability, Mr. Ran will forfeit that portion of the Restricted Shares which have not previously vested.

In addition, on November 14, 2011 we granted an option for 5,000 shares of our common stock to Vanessa Kao, our CFO. The exercise price of the option is $1.01 per share, which was the fair market price on the date of the grant. One fifth of such options vested immediately and the balance vest in equal annual installments on each anniversary of the grant date.

Compensation of Directors

Non-employee directors are granted, upon becoming a director, and renewal of director term, five-year options to purchase 7,000 shares of our common stock at an exercise price equal to the fair market value of a share of common stock on the date of grant. They also receive cash compensation of $600 per board meeting attended and $300 for any other committee participation. Assaf Ran and Mark Alhadeff do not receive compensation in connection with their position on our Board.

Director Compensation

Name (a)	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)		Total ($)
Michael Jackson (2)	$4,200	$5,025	(2)	$9,225
Phillip Michals(2)	$4,800	$5,025	(2)	$9,825
Eran Goldshmid (2)	$4,800	$5,025	(2)	$9,825
Mark Alhadeff	—	—		—
Lyron Bentovim (2)	$4,200	$5,025	(2)	$9,225

(1) Consists of stock options. Valuation is based on ASC Topic 718. The assumptions underlying valuation of equity awards are set forth in Note 11 to financial statements included elsewhere in this report.

(2) Represents stock option awards to purchase 7,000 shares of our common stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table, together with the accompanying footnotes, sets forth information, as of March 20, 2012, regarding the beneficial ownership of our common stock by all persons known by us to beneficially own more than 5% of our outstanding common stock, each named executive officer, each director, and all of our directors and officers as a group:

Name of Beneficial Owner (1)	Title of Class	Amount and Nature of Beneficial Ownership (2)	Percentage of Class

Executive Officers and Directors
Assaf Ran (3)	Common	2,479,535	57.34%
Michael Jackson (4)	Common	35,000	*
Phillip Michals (5)	Common	50,000	1.15%
Eran Goldshmid (4)	Common	35,000	*
Mark Alhadeff	Common	60,000	1.39%
Lyron Bentovim (6)	Common	33,358	*
All officers and directors as a group (7 persons)	Common	2,693,893	60.42%

* Less than 1%

(1)	Unless otherwise provided, the address of each of the individuals above is c/o Manhattan Bridge Capital, Inc., 60 Cutter Mill Road, Great Neck, New York 11021.

(2)	A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from March 20, 2012 upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from March 20, 2012 have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on 4,324,459 shares outstanding on March 20, 2012.

(3)	Includes 0 shares underlying options.

(4)	All of the shares beneficially owned by Michael Jackson and Eran Goldshmid underly options.

(5)	Includes 35,000 shares underlying options.

(6)	Includes 28,000 shares underlying options.

Equity Compensation Plan Information

On June 23, 2009 the Company adopted the 2009 Stock Option Plan (the “Plan”) which replaced the 1999 Stock Option Plan as amended (the “Prior Plan”), which expired in May of 2009. Options granted under the Prior Plan remain outstanding until expired, exercised or cancelled.

The following table summarizes the (i) options granted under the Prior Plan, (ii) options granted under the Plan, and (iii) options granted outside the Company’s plans, as of December 31, 2011. The shares covered by outstanding options and warrants are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events.

	Equity Compensation Plan Table
	Number of securities(1) to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities(1) remaining available for future issuance under equity compensation plans
Equity Compensation Plans Approved By Security Holders
Grants under the Company’s 1999 Stock Option Plan	259,000	(2)	$0.89	0
Grants under the Company’s 2009 Stock Option Plan	89,000		$1.15	311,000
Equity Compensation Plans Not Requiring Approval By Security Holders
Aggregate Individual Option Grants	20,000		$2.50	N/A
Total	368,000		$1.04	311,000

(1)	Reflect shares of Company common stock.

(2)	210,000 of these options are the Remaining Options held by Mr. Ran which he has agreed not to exercise in accordance with the Restricted Stock Agreement (See Item 11).

The aggregate individual warrant grants outside the Stock Option Plan referred to in the table above include 20,000 warrants granted to Paulson in connection with the Company’s private placement of senior secured notes.

Item 13. Certain Relationships and Related Transactions and Director Independence

In April 2010, in connection with the closing of a loan transaction with a third party by the Company, Mr. Ran, our CEO, loaned the Company $150,000 at an interest rate of 12% per annum. The Company fully repaid this loan within a week and incurred interest expense of $400.

In 2011, Mr. Ran made four separate loans to the Company in amounts ranging from $20,000 to $100,000, at an interest rate of 12% per annum. All of these loans were repaid by the Company as of December 31, 2011. The aggregate interest expense for these loans was $455.

Subsequent to the balance sheet date, Mr. Ran, our CEO, made three loans to the Company in the aggregate amount of $230,000 at an interest rate of 12%, per annum. One of the loans in the amount of $65,000 was repaid by the Company on March 12, 2012. The other two are expected to be repaid in the near future.

Director Independence

Our Board is comprised of Assaf Ran, Michael J. Jackson, Phillip Michals, Eran Goldshmid, Mark Alhadeff, and Lyron Bentovim.

The Board has determined, in accordance with Nasdaq’s listing standards, that: (i) Messrs. Jackson, Michals, Goldshmid and Bentovim (the “Independent Directors”) are independent and represent a majority of its members; (ii) Messrs. Jackson, Michals, Goldshmid and Bentovim, as the sole members of the Audit Committee, are independent for such purposes; and (iii) Messrs. Jackson, Michals and Goldshmid, as the sole members of the Compensation Committee, are independent for such purposes.

In determining director independence, our Board applies the independence standards set by the NASDAQ. In its application of such standards the Board takes into consideration all transactions with Independent Directors and the impact of such transactions, if any, on any of the Independent Directors’ ability to continue to serve on our Board. To that end, for the fiscal year ended 2011, our Board considered the options awarded to the Independent Directors disclosed above in “Item 11 – Executive Compensation – Director Compensation” and determined that those transactions were within the limits of the independence standards set by the NASDAQ and did not impact their ability to continue to serve as Independent Directors.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed by our principal accounting firm, Hoberman, Goldstein & Lesser, P.C, for the fiscal years ended December 31, 2011 and 2010 are as follows:

(a)	Audit Fees

2011

The aggregate fees incurred during 2011 for Hoberman, Goldstein & Lesser, P.C, our principal accountant, were $54,500, covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2011.

2010

The aggregate fees incurred during 2010 for Hoberman, Goldstein & Lesser, P.C, our principal accountant, were $53,000, covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2010.

(b)	Audit-Related Fees

There were no audit-related fees billed by Hoberman, Goldstein & Lesser, P.C, our principal accountant during 2011 or 2010.

(c)	Tax Fees

Tax fees of $2,500 were billed by our principal accountants in 2011 for preparing the 2010 tax return.

Tax fees of $2,500 were billed by our principal accountants in 2010 for preparing the 2009 tax return.

(d)	All Other Fees

Our principal accountants billed $1,750 in 2011 for consultation, research, discussions with SEC counsel and the Company regarding the granting of the Restricted Shares, stock option swap and related deferred taxes. No other fees, beyond those disclosed in this Item 14 were billed in 2011 and 2010.

Audit Committee Pre-Approval, Policies and Procedures

Our Audit Committee approved the engagement with Hoberman, Goldstein & Lesser, P.C, our principal accountant, in advance. In addition the Audit Committee approved tax services (as described above) provided by our independent auditors. These services were pre-approved by our Audit Committee to assure that such services do not impair the auditor’s independence from us.

The percentage of hours expended on audit by persons other than our principal accountant’s full time, permanent employees, did not exceed 50%.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements - See Index to Financial Statements on page F-1.

2. Financial Statement Schedules – See (c) below.

3. Exhibits – See (b) below.

(b)	Certain of the following exhibits were filed as Exhibits to the registration statement on form SB-2, Registration No. 333-74203 and amendments thereto (the "Registration Statement") filed by the Registrant under the Securities Act of 1933, as amended, or the reports filed under the Securities and Exchange Act of 1934, as amended, and are hereby incorporated by reference.

Exhibit No.	Description

3.1(a)	Certificate of Incorporation of the Company (1)
3.1(b)	Certificate of Amendment of the Certificate of Incorporation (6)
3.1(c)	Certificate of Change (5)
3.2	By-laws of the Company (1)
4.1	Specimen Stock Certificate (2)
4.2	Form of Underwriter’s Warrant (1)
10.1**	Employment Agreement dated March 1, 1999 by and between Assaf Ran and the Company (1)
10.2	Web Site Company Formation, Development and Services Agreement dated December 5, 2005 by and between Manhattan Bridge Capital, Inc. and Ocean-7 Development, Inc. (3)
10.3	Lease Agreement by and between the Company and Majestic Neck Corp. for the premises located at 60 Cutter Mill Road, Great Neck, New York 11021. (4)
10.4*	Form of the Company’s 2009 Stock Option Plan, as amended (7)
23.1	Consent of Hoberman, Goldstein & Lesser, P.C., dated March 20, 2012. (filed herewith)
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act (filed herewith)
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act (filed herewith)
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act (furnished herewith)
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act (furnished herewith)

101.INS*€	XBRL Instance Document

101.CAL*€	XBRL Taxonomy Extension Schema Document

101.SCH*€	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*€	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*€	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*€	XBRL Taxonomy Extension Definition Linkbase Document

*	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.
**	Compensation plan or arrangement for current or former executive officers and directors.
*€	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.
(1)	Previously filed as exhibit to Form SB-2 on March 10, 1999 and incorporated herein by reference ..
(2)	Previously filed as exhibit to Form SB-2/A on April 23, 1999 and incorporated herein by reference ..
(3)	Previously filed as exhibit to Form 8-K on December 12, 2005 and incorporated herein by reference.
(4)	Previously filed as exhibit to Form 8-K on June 13, 2011 and incorporated herein by reference.
(5)	Previously filed as exhibit to Form 8-K on July 24, 2008 and incorporated herein by reference .
(6)	Previously filed as Appendix A to Schedule 14A on May 14, 2010 and incorporated herein by reference.
(7)	Previously filed as Appendix A to Schedule 14A on August 5, 2011 and incorporated herein by reference.

(c)	No financial statement schedules are included because the information is either provided in the financial statements or is not required under the related instructions or is inapplicable and such schedules therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Manhattan Bridge Capital, Inc.

By:	/s/ Assaf Ran
Assaf Ran, President, Chief Executive Officer and Chairman of the Board of Directors

Date: March 20, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 20, 2012:

Signature	Date	Title

/s/ Assaf Ran	March 20, 2012	President, Chief Executive Officer
Assaf Ran		and Chairman of the Board of
Directors (principal executive
officer)

/s/ Vanessa Kao	March 20, 2012	Chief Financial Officer (principal
Vanessa Kao		financial and accounting officer)

/s/ Phillip Michals	March 20, 2012	Director
Phillip Michals

/s/ Eran Goldshmid	March 20, 2012	Director
Eran Goldshmid

/s/ Michael Jackson	March 20, 2012	Director
Michael Jackson

/s/ Mark Alhadeff	March 20, 2012	Director
Mark Alhadeff

/s/ Lyron Bentovim	March 20, 2012	Director
Lyron Bentovim

MANHATTAN BRIDGE CAPITAL, INC.

Index to Consolidated Financial Statements

Page Number

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Balance Sheets at December 31, 2011 and 2010	. F-3

Statements of Operations for the years ended December 31, 2011 and 2010	F-4

Statements of Changes in Shareholders’ Equity for the years ended December 31, 2011 and 2010	F-5

Statements of Cash Flows for the years ended December 31, 2011 and 2010	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Manhattan Bridge Capital, Inc.

We have audited the accompanying consolidated balance sheets of Manhattan Bridge Capital, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Manhattan Bridge Capital, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hoberman, Goldstein & Lesser, CPA’s, P.C

Hoberman, Goldstein & Lesser, CPA’s, P.C.

New York, New York
March 12, 2012

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

	2011	2010

Assets
Current assets:
Cash and cash equivalents	$221,905	$386,023
Short term loans receivable	6,916,090	8,156,293
Interest receivable on loans	109,905	91,593
Other current assets	16,463	13,427
Total current assets	7,264,363	8,647,336

Investment in real estate	146,821	—
Long term loans receivable	2,498,262	—
Property and equipment, net	588	2,425
Security deposit	6,349	17,515
Investment in privately held company, at cost	100,000	100,000
Deferred financing costs	72,788	109,183

Total assets	$10,089,171	$8,876,459

Liabilities and Shareholders’ Equity
Current liabilities:
Short term loans and line of credit	$1,159,465	$300,000
Accounts payable and accrued expenses	60,072	56,405
Deferred origination fees	112,780	76,428
Income taxes payable	168,786	180,513
Total current liabilities	1,501,103	613,346
Long term liabilities:
Senior secured notes	500,000	500,000
Total liabilities	2,001,103	1,113,346

Commitments and contingencies
Shareholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; no shares issued	—	—
Common shares - $.001 par value; 25,000,000 authorized; 4,405,190 and 3,405,190 issued and 4,324,459 and 3,324,459 outstanding	4,405	3,405
Additional paid-in capital	9,656,280	9,588,849
Treasury stock, at cost- 80,731 shares	(241,400)	(241,400)
Accumulated deficit	(1,331,217)	(1,587,741)
Total shareholders’ equity	8,088,068	7,763,113

Total liabilities and shareholders’ equity	$10,089,171	$8,876,459

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

Interest income from loans	$1,141,531	$993,601
Origination fees	258,917	216,058
Total Revenue	1,400,448	1,209,659
Operating costs and expenses:

Interest and amortization of debt service costs	156,769	28,527
Referral fees	7,897	11,981
General and administrative expenses	866,705	783,231
Total operating costs and expenses	1,031,371	823,739

Income from operations	369,077	385,920

Interest and dividend income	—	4,972
Realized gain on marketable securities that were previously marked down	—	151,419
Other income (Note 5)	79,329	—
Total other income	79,329	156,391
Income from operations before income tax expense	448,406	542,311
Income tax expense	(191,882)	(222,847)
Net income	$256,524	$319,464

Basic and diluted net income per common share outstanding:
—Basic	$0.07	$0.10
—Diluted	$0.07	$0.09
Weighted average number of common shares outstanding
—Basic	3,634,048	3,324,459
—Diluted	3,646,074	3,372,289

The accompanying notes are an integral part of these consolidated financial statements

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Totals

	Shares	Amount		Shares	Cost
Balance, January 1, 2010	3,405,190	$3,405	$9,476,762	80,731	$(241,400)	$123,823	$(1,907,205)	$7,455,385
Non cash compensation			72,443					72,443
Warrants granted			11,683					11,683
Forgiveness of debt			27,961					27,961
Effect of sale of remaining marketable securities						(123,823)		(123,823)
Net income for the year ended December 31, 2010							319,464	319,464
Total comprehensive income								195,641
Balance, December 31, 2010	3,405,190	3,405	9,588,849	80,731	(241,400)	—	(1,587,741)	7,763,113
Non cash compensation			68,431					68,431
Grant of restricted shares	1,000,000	1,000	(1,000)
Net income for the year ended December 31, 2011							256,524	256,524
Balance, December 31, 2011	4,405,190	$4,405	$9,656,280	80,731	$(241,400)	$—	$(1,331,217)	$8,088,068

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
Cash flows from operating activities:
Net income	$256,524	$319,464
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	36,395	—
Depreciation	1,837	3,033
Non cash compensation expense	68,431	72,443
Realized gain on marketable securities that were previously marked down	—	(151,419)
Changes in operating assets and liabilities
Interest receivable on loans	(18,312)	(31,386)
Other current and non current assets	8,130	13,141
Accounts payable and accrued expenses	3,667	6,598
Deferred origination fees	36,352	(26,323)
Income taxes payable	(11,727)	18,331
Net cash provided by operating activities	381,297	223,882

Cash flows from investing activities:
Proceeds from sale of marketable securities	—	431,864
Investment in real estate (net of proceeds of $528,179 from partial exercises of options - see Note 5)	(146,821)	—
Issuance of short term loans	(8,512,537)	(6,141,593)
Collections received from loans	7,254,478	4,461,921
Net cash used in investing activities	(1,404,880)	(1,247,808)

Cash flows from financing activities:
Proceeds from loans and line of credit, net	859,465	300,000
Proceeds from issuance of senior secured notes	—	500,000
Deferred financing costs on senior secured notes	—	(97,500)
Net cash provided by financing activities	859,465	702,500

Net decrease in cash and cash equivalents	(164,118)	(321,426)

Cash and cash equivalents, beginning of year	386,023	707,449

Cash and cash equivalents, end of year	$221,905	$386,023

Supplemental Cash Flow Information:
Taxes paid during the year	$203,727	$203,669
Interest paid during the year	$120,375	$28,527

Non-cash investing and financing activities:
Forgiveness of debt by related party	—	$27,961
Warrants issued in connection with issuance of senior secured notes	—	$11,683

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

1.	The Company

Manhattan Bridge Capital, Inc. (“MBC”) and its wholly-owned subsidiaries DAG Funding Solutions, Inc. and MBC Funding I, Inc. (collectively the “Company”), offer short-term, secured, non–banking loans to real estate investors (also known as hard money) to fund their acquisition and construction of properties located in the New York Metropolitan area.

On June 21, 2010 the board of directors of the Company decided to dissolve DAG Interactive, Inc. (“DAG Interactive”), its 80% owned subsidiary. (See Note 15).

In March 2011, MBC established a one member limited liability company, 1490-1496 Hicks, LLC, for the purpose of investing in real estate (See Note 5).

2.	Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Manhattan Bridge Capital, Inc., its wholly-owned subsidiaries DAG Funding Solutions, Inc.(“DAG Funding”), MBC Funding I, Inc. (“MBC Funding”) and 1490-1496 Hicks, LLC (“Hicks LLC”), and its 80% owned subsidiary, DAG Interactive, which was dissolved in June 2010. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Impairment of long- lived assets

The Company continually monitors events or changes in circumstances that could indicate carrying amounts of long lived assets, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted cash flows is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. There was no impairment to the carrying value of property and equipment during the years ended December 31, 2011 or 2010.

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

The Company follows ASC 740 rules governing tax positions which provide guidance for recognition and measurement. This prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. It also provides accounting guidance on derecognition, classification and disclosure of these uncertain tax positions.

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

Origination fee revenue on commercial loans is amortized over the term of the respective note.

Deferred Financing Costs

Costs incurred in connection with the Company’s senior secured notes, as discussed in Note 8, are being amortized over the term of the notes using the straight-line method.

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

The numerator in calculating both basic and diluted earnings per common share for each year is the reported net income. The denominator is based on the following weighted average number of common shares:

	Years ended December 31,
	2011	2010
Basic weighted average common shares outstanding	3,634,048	3,324,459
Incremental shares for assumed exercise of options	12,026	47,830
Diluted weighted average common shares outstanding	3,646,074	3,372,289

331,974 and 486,837 vested options were not included in the diluted earnings per share calculation for the years ended December 31, 2011 and 2010, respectively, either because their effect would have been anti-dilutive, or because they are being held in escrow (See Note 12).

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

The stock based compensation expense for the year ended December 31, 2011 also included the amortization of the fair value of the restricted shares granted on September 9, 2011, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value will be amortized over 15 years (See Note 12).

Fair Value of Financial Instruments

For cash and cash equivalents, short term loans, the line of credit and accounts payable, as well as interest bearing commercial loans held by the Company, the carrying amount approximates fair value due to the relative short-term nature of such instruments. The senior secured notes approximate fair value due to the relative short term of the notes and the prevailing interest rate.

Other Comprehensive Loss

Other comprehensive income consists of the Company’s net income and net unrealized income (loss) on marketable securities. The Company’s comprehensive income for the years ended December 31, 2011 and 2010 amounted to $0 and $195,641, respectively.

Recent Accounting Pronouncements

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

In April 2011, FASB issued ASU 2011-02, "Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring." ASU 2011-02 provides amendments to Topic 310 to clarify which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early adoption is permitted. The Company believes that the adoption of ASU 2011-02 will not have a material effect on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This guidance requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. This guidance also requires reclassification adjustments between net income and other comprehensive income to be shown on the face of the financial statements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2011 and for interim periods within the fiscal year, with full retrospective application. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financials statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. To defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments, ASU 2011-12 supersedes only those paragraphs that pertain to how and where reclassification adjustments are presented.  The amendments are effective at the same time as ASU 2011-05. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financials statements.

Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

3.	Cash and Cash Equivalents

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

Cash equivalents and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy.  The Company’s Level 1 investments are valued using quoted market prices in active markets.  The Company’s Level 2 investments are valued using broker or dealer quotations for similar assets and liabilities.  As of December 31, 2011 and 2010 the Company’s Level 1 investments consisted of cash and money market accounts in the amount of approximately $222,000 and $386,000, respectively, and were recorded as cash and cash equivalents in the Company’s consolidated balance sheets.

4.	Commercial Loans

Short Term Loans Receivable

The Company offers short-term secured non–banking loans to real estate investors (also known as hard money) to fund their acquisition and construction of properties located in the New York Metropolitan area. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the businesses. The loans are generally for a term of one year. The short term loans are initially recorded, and carried thereafter, in the financial statements at cost. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term. For the years ended December 31, 2011 and 2010 the total amounts of $8,512,537 and $6,141,593, respectively, have been lent, offset by collections received from borrowers, under the commercial loans in the amount of $7,254,478 and $4,461,921, respectively. Loans ranging in size from $50,000 to $1,100,000 were concluded at stated interest rates of 12% to 16%, but often at higher effective rates based upon points or other up-front fees.

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

At December 31, 2011, the Company was committed to an additional $1,833,000 in construction loans that can be drawn by the borrower when certain conditions are met.

At December 31, 2011, the Company has made loans to four different entities in the aggregate amount of $1,470,000, of which $155,000 is included in long-term loans receivable. One individual holds at least a fifty percent interest in each of the different entities. The Company also has made loans to six different entities in the aggregate amount of $1,376,500, none of which are long term loans receivable. One individual holds a fifty percent interest in each of the entities. The Company also has made loans to five different entities in the aggregate amount of $1,600,000, none of which are long term loans receivable. One individual holds at least a fifty percent interest in each of the entities. All individuals have no relationship to any of the officers or directors of the Company.

At December 31, 2010, approximately $885,000 of the loans outstanding is due from three different entities that are all owned by the same individual.

At December 31, 2011 and 2010, no one entity has loans outstanding representing more than 10% of the total balance of the loans outstanding.

Some of the loans in the Company’s portfolio at December 31, 2010, were jointly funded by the Company and unrelated entities during the year ended December 31, 2010, for aggregate loans of $1,980,000. The accompanying balance sheet includes the Company’s portion of the loans in the amount of $1,000,000. There were no jointly funded loans at December 31, 2011.

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

Long Term Loans Receivable

During the year ended December 31, 2011, management determined to reclassify a portion of the Company’s short term loans to long term loans receivable. Long term loans receivable comprise the loans that were extended beyond the original maturity dates, unless it is clear that the loan will be paid back by December 31, 2012. At December 31, 2011, the Company’s loan portfolio consists of approximately $6,916,000 short term loans and approximately $2,498,000 loan term loans receivable.

Of the long term loans receivable, approximately $131,000 have repayment terms, extending through the year ended December 31, 2017, while the remainder of the loans, by their terms, are due through December 31, 2012.

Credit Risk

Credit risk profile based on loan activity as of December 31, 2011:

	Developers- Residential	Developers- Commercial	Developers Mixed Used	Total outstanding loans

Performing loans	$8,725,367	$78,985	$610,000	$9,414,352

At December 31, 2011, the Company’s commercial loans include loans in the amount of $521,700, $1,702,200 and $955,000, originally due in 2009, 2010 and 2011, respectively. In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans. Accordingly, at December 31, 2011 and 2010, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof included in operations for the years then ended. Subsequent to the balance sheet date $580,000 of short term extended loans outstanding at December 31, 2011 were paid off.

5.	Investment in Real Estate

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

Other income for the year ended December 31, 2011, in the amount of $79,329, represents the fees generated from the seller buy back options.

6.	Property and Equipment

Property and equipment, at cost, consist of the following:

	December 31
	2011	2010
Office equipment	$20,744	$20,744
Less: Accumulated depreciation	(20,156)	(18,319)
Property and equipment, net	$588	$2,425

Depreciation expense was $1,837 and $3,033 for the years ended December 31, 2011 and 2010, respectively.

7.	Loans and Lines of Credit

In September 2009 the Company established a secured line of credit with Valley National Bank. The line of credit provided for maximum borrowings in the amount of up to $300,000, which may be repaid by the Company at any time without penalty. The line required monthly payments of interest only at the rate of 9%, per annum, with borrowings still outstanding due in October, 2012. Pursuant to a security agreement, the line of credit was secured by certain of the Company’s short term loans. As of December 31, 2010, $300,000 is outstanding under this line. In October 2011, the Company repaid the outstanding borrowings in full and closed the line of credit.

In March 2011, the Company received three separate short-term loans from three different entities, in the aggregate amount of $603,845, bearing interest at rates ranging from 8% to 14%, per annum. On April 18, 2011, one of the loans in the amount of $170,000 was repaid in full by the Company. In June 2011, the Company received two additional short-term loans from two different entities, in the aggregate amount of $525,620, bearing interest at rates ranging from 8% to 10%, per annum. In July 2011, the Company received another short-term loan in the amount of $200,000, bearing interest at the rate of 10%, per annum. At December 31, 2011, the five outstanding short-term loans payable totaling $1,159,465 are secured by certain of the Company’s short term loans, pursuant to a security agreement, and three of the loans are also personally guaranteed by our CEO.

Subsequent to the balance sheet date, one of the short-term loans in the amount of $200,000 was repaid in full by the Company.

8.	Senior Secured Notes

On December 28, 2010, MBC Funding completed a $500,000 private placement of three-year 6.63% senior secured notes. In connection therewith, MBC assigned approximately $775,000 of its short-term loans to MBC Funding to use as collateral for the notes. Pursuant to the agreement, MBC has also guaranteed the repayment of the notes. The notes require quarterly payments of interest only through the expiration date in December 2013, at which time the notes become due. The private placement was the initial tranche of a $5,000,000 offering which expired on March 31, 2011, which is no longer being marketed by the underwriter (Paulson).

Financing costs incurred in connection with the agreement totaled $109,183, including five year warrants (the “warrants”) to purchase 20,000 shares of the Company’s Common Stock issued to the underwriter at $2.50 per share, which were valued at $11,683. These costs are amortized over the life of the senior secured notes. The amortization costs for the year ended December 31, 2011 were $36,395.

9.	Income Taxes

Income tax expense (benefit) consists of the following:

	2011	2010
Current Taxes:
Federal	$129,136	$176,205
State	62,746	46,642
	191,882	222,847

Deferred taxes:
Federal	—	—
State	—	—
	—	—
Income tax expense	$191,882	$222,847

Deferred tax assets consist of the following:

	2011	2010
Deferred tax assets:
Unrealized loss on marketable securities (*)	$—	$—
Realized losses on marketable securities (*)	—	160,822
Compensation expense - other	27,982	31,150
Compensation expense - restricted stocks	84,266	—

Deferred tax assets	112,248	191,972
Less: valuation allowance	$(112,248)	$(191,972)
	—	—

(*) Unrealized losses on marketable securities are not deductible for federal and state income tax purposes unless the underlying security giving rise to the loss is actually sold or has no market, at which time the resulting loss is only deductible to the extent of capital gains, if any.

The Company has a capital loss carryover of $469,524, a portion of which it expects to utilize to offset its other income in the amount of $79,329, in connection with the filing of its income tax returns for the year ended December 31, 2011. The remaining capital loss carryover expires through 2016.

The income tax expense (benefit) differs from the amount computed using the federal statutory rate of 34% as a result of the following:

Year Ended December 31,	2011	2010
Federal Statutory Rate	34%	34%
State and local income tax expense (benefit), net of federal tax effect	14%	10%
Valuation allowance	—	—
State and local franchise taxes	—	—
Other	(5)%	(3)%
Income tax expense (benefit)	43%	41%

The Company evaluates tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more likely than not” of being sustained by the applicable tax authorities. Tax positions not deemed to meet the more likely than not threshold are recorded as tax benefits or expenses in the current year. Management has analyzed the Company’s tax positions taken on Federal, state and local tax returns for all open tax years, and has concluded that no provision for Federal income tax is required in the Company’s financial statements. The Company reports interest and penalties as income tax expense, which amounted to approximately $12,000 and $22,000 for the years ended December 31, 2011 and 2010, respectively.

The Company is no longer subject to U.S. federal and state and local income tax examinations by tax authorities for years prior to 2008, as these tax years are closed.

10.	Simple IRA Plan

On October 26, 2000, the Board of Directors approved a Simple IRA Plan (the “IRA Plan”) for the purpose of attracting and retaining valuable executives. The IRA Plan was effective August 2000 with a trustee, which allows up to 100 eligible executives to participate. It is a “Matching Contribution” plan under which eligible executives may contribute up to 6% of their yearly salary, on a pre-tax basis (with a cap of $11,500), with the Company matching on a dollar-for-dollar basis up to 3% of the executives’ compensation (with a cap of $11,500). These thresholds are subject to change under notice by the trustee. The Company is not responsible for any other costs under this plan. For the years ended December 31, 2011 and 2010 the Company contributed $6,750 and $5,019, respectively, as matching contributions to the IRA Plan.

11.	Stock-Based Compensation

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

The maximum number of Common Shares reserved for the grant of awards under the Plan is 400,000, subject to adjustment as provided in Section 9 of the Plan. As of December 31, 2011, 299,000 options were granted, 210,000 options were cancelled, and 311,000 are available for grant under the 2009 stock option plan.

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

Share based compensation expense recognized under ASC 718 for the years ended December 31, 2011 and 2010 were $68,431 and 72,443, respectively.

The stock based compensation expense for the year ended December 31, 2011 includes $3,355 of amortization of the fair value of the 1,000,000 restricted shares granted to the Company’s Chief Executive Officer on September 9, 2011 of $195,968, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value will be amortized over 15 years (See Note 12).

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average share assumptions used for grants in 2011 and 2010, respectively: (1) expected life of 5 years; (2) No annual dividend yield; (3) expected volatility 72.5% to 73.2%; and (4) risk free interest rate of 0.81% to 2.37%.

The following summarizes stock option activity for the years ended December 31, 2011 and 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	699,000	$1.87	2.30	$624,353
Granted in 2010	98,000	1.40
Exercised in 2010	—	—
Forfeited in 2010	(166,000)	3.35
Outstanding at December 31, 2010	631,000	$1.41	2.21	$469,352
Granted in 2011	173,000	1.53
Exercised in 2011	—	—
Forfeited in 2011	(456,000)	1.80
Outstanding at December 31, 2011	348,000	$0.96	2.26	$177,253

Vested and exercisable at December 31, 2010	534,666	$1.47	1.94	$415,655
Vested and exercisable at December 31, 2011	344,000	$0.96	2.23	$174,856

The weighted-average fair value of each option granted during the year ended December 31, 2011 and 2010, estimated as of the grant date using the Black-Scholes option-pricing model, was $0.82 per option and $0.78 per option, respectively.

Mr. Ran, our CEO, agreed not to exercise his 210,000 Remaining Options, which are vested and outstanding as of December 31, 2011, in accordance with the Restricted Stock Agreement (See Note 12).

A summary of the status of the Company’s nonvested shares as of December 31, 2011 and 2010, and changes during the years then ended is as presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Nonvested shares at January 1, 2010	122,667	$0.82	3.98
Granted	98,000	1.40	4.32
Vested	(124,333)	1.07	3.48
Nonvested shares at December 31, 2010	96,334	$1.09	3.69
Granted	173,000	1.53	4.77
Forfeited (non vested)	(189,667)	1.56	—
Vested	(75,667)	0.92	3.21
Nonvested shares at December 31, 2011	4,000	$1.01	4.88

140,000 out of the 189,667 forfeited (non vested) shares were granted and cancelled in 2011.

The following table summarizes information about stock options outstanding at December 31, 2011:

	Stock Option Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price
$ 0.50- $ 1.00	196,000	$0.78	2.21	196,000	$0.78
$ 1.01- $ 2.00	152,000	1.20	2.33	148,000	1.20
	348,000	$0.96	2.26	344,000	$0.96

In connection with the Company’s private placement of senior secured notes the Company issued to Paulson 20,000 warrants. The warrants are convertible into the same number of common shares at an exercise price of $2.50 per warrant. The warrants are exercisable over a five-year period beginning December 28, 2010.

12.	Restricted Stock Grant

On September 9, 2011, upon stockholders approval at the annual meeting, we granted 1,000,000 shares of restricted common stock (the “Restricted Shares”) to Mr. Ran. Under the terms of the restricted shares agreement (the “Restricted Shares Agreement”), Mr. Ran agreed to forfeit options held by him exercisable for an aggregate of 280,000 shares of our common stock with exercise prices above $1.21 per share and agreed not to exercise additional options held by him for an aggregate of 210,000 shares of our common stock with exercise prices below $1.21 per share (the “Remaining Options”.) Until their expiration, Mr. Ran will be required to forfeit approximately 4.76 Restricted Shares for each share of common stock issued upon any exercise of the Remaining Options. In addition, Mr. Ran may not sell, convey, transfer, pledge, encumber or otherwise dispose of the Restricted Shares until the earliest to occur of the following: (i) September 9, 2026, with respect to 1/3 of the Restricted Shares, September 9, 2027 with respect to an additional 1/3 of the Restricted Shares and September 9, 2028 with respect to the final 1/3 of the Restricted Shares; (ii) the date on which Mr. Ran’s employment is terminated by us for any reason other than for “Cause” (i.e., misconduct that is materially injurious to us monetarily or otherwise, including engaging in any conduct that constitutes a felony under federal, state or local law); or (iii) the date on which Mr. Ran’s employment is terminated on account of (A) his death; or (B) his disability, which, in the opinion of his personal physician and a physician selected by us prevents him from being employed with us on a full-time basis (each such date being referred to as a “Risk Termination Date”). If at any time prior to a Risk Termination Date Mr. Ran’s employment is terminated by us for Cause or by Mr. Ran voluntarily for any reason other than death or disability, Mr. Ran will forfeit that portion of the Restricted Shares which have not previously vested. Mr. Ran will have the power to vote the Restricted Shares and will be entitled to all dividends payable with respect to the Restricted Shares from the date the Restricted Shares are issued.

In connection with the Compensation Committee’s approval of the foregoing grant of Restricted Shares, the Compensation Committee consulted with and obtained the concurrence of independent compensation experts and informed Mr. Ran that it had no present intention of continuing its prior practice of annually awarding stock options to Mr. Ran as CEO. Also Mr. Ran, advised the Compensation Committee that he would not seek future stock option grants.

The grant of Restricted Shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The stock certificates for the Restricted Shares were imprinted with restrictive legends and are held in escrow until vesting occurs.

13.	Forgiveness of Debt

On June 21, 2010 the board of directors of the Company decided to dissolve DAG Interactive. In connection with the dissolution, the Company recorded forgiveness of debt, for accounts payable due to a related party, in the amount of $27,961 as additional paid-in capital.

14.	Commitments and Contingencies

Operating Leases

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

At December 31, 2011, approximate future minimum rental, including utilities, payments under these commitments are as follows:

2012	$38,500
2013	39,400
2014	40,400
2015	41,500
2016	28,200
Total	$188,000

Rent expense, including utilities, was approximately $49,000 and $70,500 in 2011 and 2010, respectively.

Employment Agreements

In March 1999, we entered into an employment agreement with Assaf Ran, our President and Chief Executive Officer. Mr. Ran’s employment term renews automatically on July 1st of each year for successive one-year periods unless either party gives 180 days written notice of its intention to terminate the agreement. Under the agreement, Mr. Ran receives an annual base salary of $75,000 and annual bonuses as determined by the Compensation Committee of the Board (the “Compensation Committee”),in its sole and absolute discretion, and is eligible to participate in all executive benefit plans established and maintained by us. Under the agreement, Mr. Ran agreed to a one-year non-competition period following the termination of his employment. In March 2003, the Compensation Committee approved an increase in Mr. Ran’s compensation to an annual base salary of $225,000. However, in 2008 and 2009 Mr. Ran agreed to a temporary reduction of his annual base salary by 75% and 55%, respectively, to $56,000 and $100,000. On June 21, 2010, Mr. Ran’s annual base salary was restored to the level of $225,000 per year.

Mr. Ran’s annual base compensation was $225,000 and $167,000 during the years 2011 and 2010, respectively, and a bonus of $65,000 for each of the years 2011 and 2010 which was approved by the Compensation Committee.

Derivative Action

On November 7, 2011, the Company was sued as a nominal defendant in a stockholder derivative action, Alan R. Kahn v. Assaf Ran, et al., Supreme Court of the State of New York, County of Nassau, filed against the members of its Board of Directors (the “Board”). The plaintiff, who states that he was a stockholder of the Company at all pertinent times, alleges wrongdoing by the Board in a transaction in which Mr. Ran, our CEO and a director, was granted one million shares of the Company’s restricted stock in exchange for giving up his rights to options covering 490,000 shares of the Company’s common stock that he had held at the time of the transaction, as well as to seek future stock option grants from the Company. The plaintiff asserts that the Company was harmed by the transaction. The Board disagrees with the plaintiff’s allegations, has moved to dismiss the complaint, and if the case goes forward after the court rules on that motion, intends to defend vigorously against the plaintiff’s claims. The directors are insured under an officers’ and directors’ liability insurance policy which has a $75,000 self-insured retention that must be satisfied by the Company before the insurance policy will begin to pay defense costs. Because the action is a derivative claim alleging harm to the Company, any award would be paid to the Company, not by the Company, in the event that the plaintiff was successful on the merits of his claims.

15.	Related Parties Transactions

DAG Interactive Inc, our former subsidiary, was held 20% by Ocean-7. Mark Alhadeff is the main shareholder of Ocean-7 and effective December of 2005 is a member of our Board. On June 21, 2010, the Board decided to dissolve DAG Interactive, Inc. and, in connection therewith, recorded forgiveness of debt for the amount due to Ocean-7 (See Note 13).

In April 2010, in connection with the closing of a loan transaction with a third party by the Company, Mr. Ran, our CEO, loaned the Company $150,000 at an interest rate of 12% per annum. The Company fully repaid this loan within a week and incurred interest expense of $400.

In 2011, Mr. Ran made four separate loans to the Company in amounts ranging from $20,000 to $100,000, at an interest rate of 12% per annum. All of these loans were repaid by the Company as of December 31, 2011. The aggregate interest expense for these loans was $455.

16.	Subsequent Events

On February 21, 2012, one of the short-term loans the Company received in the amount of $200,000 was repaid in full by the Company. (See Note 7)

Subsequent to the balance sheet date, Mr. Ran, our CEO, made three loans to the Company in the aggregate amount of $230,000 at an interest rate of 12%, per annum. One of the loans in the amount of $65,000 was repaid by the Company on March 12, 2012. The other two are expected to be repaid in the near future.

