Form 10-Q
period 2012-03-31
MANHATTAN BRIDGE CAPITAL, INC
filed 2012-05-08
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

60 Cutter Mill Road, Great Neck, NY 11021

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

As of May 8, 2012, the Issuer had a total of 4,324,459 shares of Common Stock, $.001 par value, outstanding.

MANHATTAN BRIDGE CAPITAL, INC.

TABLE OF CONTENTS

		Page Number

Part I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)

	Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	2

	Consolidated Statements of Operations for the Three Month Periods Ended March 31, 2012 and 2011	3

	Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2012 and 2011	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 6.	Exhibits	17

SIGNATURES		18
EXHIBITS

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

PART I.        FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31,2011
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$41,633	$221,905
Short term loans receivable	7,373,980	6,916,090
Interest receivable on loans	112,728	109,905
Other current assets	52,745	16,463
Total current assets	7,581,086	7,264,363

Investment in real estate	146,821	146,821
Long term loans receivable	2,556,591	2,498,262
Property and equipment, net	427	588
Security deposit	6,349	6,349
Investment in privately held company, at cost	100,000	100,000
Deferred financing costs	63,690	72,788

Total assets	$10,454,964	$10,089,171

Liabilities and Shareholders’ Equity
Current liabilities:
Short term loans	$1,159,465	$1,159,465
Short term loans (related party)	265,000	—
Accounts payable and accrued expenses	70,776	60,072
Deferred origination fees	107,035	112,780
Income taxes payable	146,236	168,786
Total current liabilities	1,748,512	1,501,103
Long term liabilities:
Senior secured notes	500,000	500,000
Total liabilities	2,248,512	2,001,103

Commitments and contingencies
Shareholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; no shares issued	—	—
Common shares - $.001 par value; 25,000,000 authorized; 4,405,190 issued and 4,324,459 outstanding	4,405	4,405
Additional paid-in capital	9,659,696	9,656,280
Treasury stock, at cost- 80,731 shares	(241,400)	(241,400)
Accumulated deficit	(1,216,249)	(1,331,217)
Total shareholders’ equity	8,206,452	8,088,068

Total liabilities and shareholders’ equity	$10,454,964	$10,089,171

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2012	2011

Interest income from loans	$307,602	$282,365
Origination fees	84,224	56,436
Total revenue	391,826	338,801

Operating costs and expenses:
Interest and amortization of debt service costs	41,141	25,775
Referral fees	2,129	648
General and administrative expenses	167,976	176,970
Total operating costs and expenses	211,246	203,393

Income from operations	180,580	135,408

Other income	6,887	7,410

Income from operations before income tax expense	187,467	142,818
Income tax expense	(72,500)	(62,000)
Net income	$114,967	$80,818

Basic and diluted net income per common share outstanding:
—Basic	$0.03	$0.02
—Diluted	$0.03	$0.02

Weighted average number of common shares outstanding:
—Basic	3,886,103	3,324,459
—Diluted	3,893,642	3,395,825

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months ended March 31,
	2012	2011

Cash flows from operating activities:
Net income	$114,967	$80,818
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	9,099	9,099
Depreciation	161	758
Non cash compensation expense	3,416	11,250
Changes in operating assets and liabilities:
Interest receivable on loans	(2,823)	(21,005)
Other current and non current assets	(36,281)	(15,652)
Accounts payable and accrued expenses	10,704	2,101
Deferred origination fees	(5,745)	5,801
Income taxes payable	(22,551)	(38,001)
Net cash provided by operating activities	70,947	35,169

Cash flows from investing activities:
Investment in real estate	—	(675,000)
Issuance of short term loans	(2,776,500)	(1,275,129)
Collections received from loans	2,260,281	1,158,000
Net cash used in investing activities	(516,219)	(792,129)

Cash flows from financing activities:
Proceeds from loans and line of credit, net	265,000	603,845
Net cash provided by financing activities	265,000	603,845

Net decrease in cash and cash equivalents	(180,272)	(153,115)
Cash and cash equivalents, beginning of period	221,905	386,023
Cash and cash equivalents, end of period	$41,633	$232,908

Supplemental Cash Flow Information:
Taxes paid during the period	$95,050	$100,001
Interest paid during the period	$32,042	$16,676

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

1.	THE COMPANY

The accompanying unaudited consolidated financial statements of Manhattan Bridge Capital, Inc., a New York corporation, (referred to herein as “Manhattan Bridge Capital” “we”, “MBC”, “us” or “our” have been prepared by the Company in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2011 and the notes thereto included in the Company’s Form 10-K. Results of consolidated operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year.

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

The consolidated financial statements include the accounts of Manhattan Bridge Capital, Inc., its wholly-owned subsidiaries DAG Funding Solutions, Inc.(“DAG Funding”), MBC Funding I, Inc. (“MBC Funding”) and 1490-1496 Hicks, LLC (“Hicks LLC”) (collectively referred to herein as the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

In April 2011, FASB issued ASU 2011-02, "Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring." ASU 2011-02 provides amendments to Topic 310 to clarify which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early adoption is permitted. The adoption of ASU 2011-02 did not have a material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This guidance requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. This guidance also requires reclassification adjustments between net income and other comprehensive income to be shown on the face of the financial statements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2011 and for interim periods within the fiscal year, with full retrospective application. Early adoption is permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financials statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. To defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments, ASU 2011-12 supersedes only those paragraphs that pertain to how and where reclassification adjustments are presented.  The amendments are effective at the same time as ASU 2011-05. The adoption of this guidance did not have a material impact on the Company’s consolidated financials statements.

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

At March 31, 2012, we were committed to an additional $2,209,500 in construction loans that can be drawn by the borrower when certain conditions are met.

At March 31, 2012, the Company has made loans to five different entities in the aggregate amount of $1,735,000, of which $225,000 is included in long-term loans receivable. One individual holds at least a fifty percent interest in each of the different entities. The Company also has made loans to five different entities in the aggregate amount of $1,669,000, none of which are long term loans receivable. One individual holds at least a fifty percent interest in each of the entities. The Company also has made loans to seven different entities in the aggregate amount of $1,412,500, none of which are long term loans receivable. One individual holds a fifty percent interest in each of the entities. The aggregate short term loans to all these entities totaled $4,591,500 or 62.3% of our short term loan portfolio. All individuals have no relationship to any of the officers or directors of the Company.

At March 31, 2012, one entity has loans outstanding representing 11% of the total balance of the loans outstanding.

At March 31, 2012, two of the loans in the Company’s portfolio were jointly funded by the Company and an unrelated entity, for aggregate loans of $385,000. The accompanying balance sheet includes the Company’s portion of the loans in the amount of $192,500.

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

Long Term Loans Receivable

During 2011, management determined to reclassify a portion of the Company’s short term loans to long term loans receivable. Long term loans receivable comprise the loans that were extended beyond the original maturity dates, unless it is clear that the loan will be paid back within 12 month after the balance sheet date. At March 31, 2012, the Company’s loan portfolio consists of approximately $7,374,000 short term loans and approximately $2,557,000 long term loans receivable.

Credit Risk

Credit risk profile based on loan activity as of March 31, 2012:

	Developers- Residential	Developers- Commercial	Developers Mixed Used	Total outstanding loans

Performing loans	$8,723,867	$46,704	$1,160,000	$9,930,571

At March 31, 2012, the Company’s commercial loans include loans in the amount of $518,700, $1,397,200 and $750,000, originally due in 2009, 2010 and 2011, respectively. In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans. Accordingly, at March 31, 2012, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof included in operations.

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

Other income for the three month periods ended March 31, 2012 and 2011 in the amount of $6,887 and $7,410, respectively, represents the fees generated from the seller buy back options.

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

The denominator is based on the following weighted average number of common shares:

	Three Months Ended March 31,
	2012	2011
Basic weighted average common shares outstanding	3,886,103	3,324,459
Incremental shares for assumed exercise of options	7,539	71,366
Diluted weighted average common shares outstanding	3,893,642	3,395,825

336,461 and 436,967 vested options were not included in the diluted earnings per share calculation for the three month periods ended March 31, 2012 and 2011, respectively, either because their effect would have been anti-dilutive, or because they are being held in escrow (See Note 7).

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

Share based compensation expense recognized under ASC 718 for the three month periods ended March 31, 2012 and 2011 were $3,416 and $11,250 respectively.

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

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average share assumptions used for grants in 2011: (1) expected life of 5 years; (2) No annual dividend yield; (3) expected volatility 72.5% to 72.9%; (4) risk free interest rate of 0.81% to 1.87%.

The following summarizes stock option activity for the three months ended March 31, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	348,000	$0.96
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2012	348,000	$0.96	2.01	$177,253
Vested and exercisable at March 31, 2012	344,000	$0.96	1.98	$174,856

The weighted-average fair value of each option granted during the three month period ended March 31, 2011, estimated as of the grant date using the Black-Scholes option valuation model, was $0.85 per option. There was no grant of options during the three month period ended March 31, 2012.

7.	Restricted Stock Grant

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

8.	SHORT TERM LOANS

In 2011, the Company received six short-term loans from five different entities, in the aggregate amount of $1,329,465, bearing interest at rates ranging from 8% to 14%, per annum. In March 2012, the Company received another short-term loan in the amount of $200,000, bearing interest at the rate of 14%, per annum. Some of the short-term loans are secured by certain of the Company’s short term loans, pursuant to a security agreement, and are also personally guaranteed by our CEO. The outstanding balance of such loans as of both March 31, 2012 and December 31, 2011, is $1,159,465.

In 2011, Mr. Ran, our CEO, made four separate loans to the Company in amounts ranging from $20,000 to $100,000, at an interest rate of 12% per annum. All of these loans were repaid by the Company as of December 31, 2011. The aggregate interest expense for these loans was $455. During the first quarter of 2012, Mr. Ran made four short-term loans to the Company in amounts ranging from $50,000 to $115,000, bearing interest at rates ranging from 6% to 12%, per annum. At March 31, 2012, the outstanding balance of such loans is $265,000.

Subsequent to the balance sheet date, the Company repaid in full one of the loans in the amount of $200,000 and received two separate short-term loans from two different entities, in the aggregate amount of $390,000, bearing interest at rates ranging from 10% to 14%, per annum. In addition, Mr. Ran made two short-term loans to the Company in the aggregate amount of $55,000, bearing interest at the rate of 6%, per annum.

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

Financing costs incurred in connection with the agreement totaled $109,183, including five year warrants (the “warrants”) to purchase 20,000 shares of the Company’s Common Stock issued to the underwriter at $2.50 per share, which were valued at $11,683. These costs are amortized over the life of the senior secured notes. The amortization costs for each of the three month periods ended March 31, 2012 and 2011 were $9,099.

10.	RECLASSIFICATION OF PRIOR YEAR PRESENTATION

Certain 2011 account balances have been reclassified to conform with the current year’s presentation.

11.	COMMITMENTS AND CONTINGENCIES

Operating Lease

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

The Company filed the motion to dismiss the complaint on January 27, 2012. The plaintiff filed a brief in opposition to the motion on March 2, 2012, and the Company filed a reply brief in support of the motion to dismiss on March 15, 2012. The court held oral argument on the motion to dismiss the complaint on April 19, 2012. We expect the court to issue a written ruling on the motion to dismiss in due course, but we cannot reliably predict how long it will take the court to do so.

12.	SUBSEQUENT EVENTS

On May 2, 2012, the Company entered into an agreement with Sterling National Bank establishing a secured revolving credit line in the amount of up to $3,500,000, at an interest rate equal to 2% in excess of the Wall Street Journal prime rate, but in no event less than 6%, per annum. Pursuant to a pledge and security agreement, the line of credit is secured by certain of the Company’s commercial loans and is guaranteed by Assaf Ran, the Company’s CEO.

The Company repaid in full the short-term loans from Mr. Ran, our CEO, with the proceeds of the line of credit. The Company also intends to repay other short-term loans with higher interest rates in the near future.

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

The Company offers short-term, secured, non–banking loans to real estate investors (also known as hard money) to fund their acquisition and construction of properties located in the New York Metropolitan area. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the businesses. The loans are generally for a term of one year. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term. For the three month periods ended March 31, 2012 and 2011 the total amounts of $2,776,500 and $1,275,129, respectively, have been lent, offset by collections received from borrowers, under the short term commercial loans in the amounts of $2,260,281 and $1,158,000, respectively. Loans ranging in size from $50,000 to $1,100,000 were concluded at stated interest rates of 12% to 16%, but often at higher effective rates based upon points or other up-front fees.

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

At March 31, 2012, we were committed to an additional $2,209,500 in construction loans that can be drawn by the borrower when certain conditions are met.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Total revenue

Total revenues for the three month period ended March 31, 2012 were approximately $392,000 compared to approximately $339,000 for the three month period ended March 31, 2011, an increase of $53,000 or 15.6%. The increase in revenue represents an increase in lending operations. In 2012, approximately $308,000 of our revenue represents interest income on secured, commercial loans that we offer to small businesses compared to approximately $282,000 for the same period in 2011, and approximately $84,000 represents origination fees on such loans compared to approximately $56,000 for the same period in 2011. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the businesses.

Interest and amortization of debt service costs

Interest and amortization of debt service costs for the three month period ended March 31, 2012 was approximately $41,000 compared to approximately $26,000 for the three month period ended March 31, 2011. The increase in interest and amortization of debt service costs is primarily attributable to the Company’s receipt of short term loans in order to increase our ability to make loans. (See also Notes 8 and 9 to the financial statements included elsewhere in this report)

Referral fees

Referral fees for the three month period ended March 31, 2012 were approximately $2,000 compared to approximately $600 for the three month period ended March 31, 2011. The referral fees represent fees paid on such loans which amortize over the life of the loan.

General and administrative costs

General and administrative expenses for the three month period ended March 31, 2012 were approximately $168,000 compared to approximately $177,000 for the three month period ended March 31, 2011, a decrease of $9,000, or 5%. This decrease is primarily attributable to decreases in office rent resulting from the relocation of the Company’s headquarters and in stock based compensation expense resulting from the conversion of options to restricted stocks for our CEO. (See Note 7 to the financial statements included elsewhere in this report)

Other income

Other income for each of the three month periods ended March 31, 2012 and 2011 was approximately $7,000, which represents the fees generated from the seller buy back options. (See note 4 to the financial statements included elsewhere in this report)

Income tax expense

For the three month period ended March 31, 2012, we had income tax expense of approximately $73,000 compared to $62,000 for the three month period ended March 31, 2011.

Liquidity and Capital Resources

At March 31, 2012, we had cash and cash equivalents of approximately $42,000 and working capital of approximately $5,833,000 compared to cash and cash equivalents of approximately $222,000 and working capital of approximately $5,763,000 at December 31, 2011. The decrease in cash and cash equivalents primarily reflects an increase in lending operations. The increase in working capital is primarily attributable to an increase in the short-term loans made by the Company, offset by an increase in the short-term loans received by the Company.

For the three months ended March 31, 2012 net cash provided by operating activities was approximately $71,000, compared to approximately $35,000 for the three months ended March 31, 2011. The increase in net cash provided by operating activities primarily results from an increase in net income and a decrease in interest receivable on loans, offset by an increase in other current and non current assets.

For the three months ended March 31, 2012 net cash used in investing activities was approximately $516,000, compared to approximately $792,000 for the three months ended March 31, 2011. Net cash used in investing activities for the three month period ended March 31, 2012 consisted primarily of the issuance of our short term commercial loans in the amount of approximately $2,777,000, offset by collection of these loans in the amount of approximately $2,260,000. In the period ended March 31, 2011, net cash used in investing activities consisted primarily of an investment in real estate in the amount of $675,000 (See Note 4) and the issuance of our short term commercial loans in the amount of approximately $1,275,000, offset by collection of these loans in the amount of $1,158,000.

For the three months ended March 31, 2012 net cash provided by financing activities was $265,000, compared to approximately $604,000 for the three months ended March 31, 2011. Net cash provided by financing activities for the three months ended March 31, 2012 and 2011 reflects the proceeds of short term loans received by the Company.

On May 2, 2012, the Company entered into an agreement with Sterling National Bank establishing a secured revolving credit line in the amount of up to $3,500,000, at an interest rate equal to 2% in excess of the Wall Street Journal prime rate, but in no event less than 6%, per annum. Pursuant to a pledge and security agreement, the line of credit is secured by certain of the Company’s commercial loans and is guaranteed by Assaf Ran, the Company’s CEO.

The Company repaid in full the short-term loans from Mr. Ran, our CEO, with the proceeds of the line of credit. The Company also intends to repay other short-term loans with higher interest rates in the near future.

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

Changes to Critical Accounting Policies and Estimates

Our critical accounting polices and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

Item 4.   CONTROLS AND PROCEDURES

(a)       Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)       Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.       OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

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

The Company filed the motion to dismiss the complaint on January 27, 2012. The plaintiff filed a brief in opposition to the motion on March 2, 2012, and the Company filed a reply brief in support of the motion to dismiss on March 15, 2012. The court held oral argument on the motion to dismiss the complaint on April 19, 2012. We expect the court to issue a written ruling on the motion to dismiss in due course, but we cannot reliably predict how long it will take the court to do so.

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

Manhattan Bridge Capital, Inc. (Registrant)

Date: May 8, 2012	By: /s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2012	By: /s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

