Form 10-Q
period 2012-06-30
MANHATTAN BRIDGE CAPITAL, INC
filed 2012-08-06
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 6, 2012, the Issuer had a total of 4,324,459 shares of Common Stock, $.001 par value per share, outstanding.

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

(i)

PART I.       FINANCIAL INFORMATION

Item 1.        CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	June 30, 2012	December 31,2011
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$166,506	$221,905
Short term loans receivable	6,535,844	6,916,090
Interest receivable on loans	119,479	109,905
Other current assets	49,840	16,463
Total current assets	6,871,669	7,264,363

Investment in real estate	146,821	146,821
Long term loans receivable	4,529,866	2,498,262
Property and equipment, net	266	588
Security deposit	6,349	6,349
Investment in privately held company, at cost	100,000	100,000
Deferred financing costs	67,945	72,788

Total assets	$11,722,916	$10,089,171

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit and short term loans	$2,639,465	$1,159,465
Accounts payable and accrued expenses	24,631	60,072
Deferred origination fees	142,720	112,780
Income taxes payable	125,256	168,786
Total current liabilities	2,932,072	1,501,103
Long term liabilities:
Senior secured notes	500,000	500,000
Total liabilities	3,432,072	2,001,103

Commitments and contingencies
Shareholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; no shares issued	—	—
Common shares - $.001 par value; 25,000,000 authorized; 4,405,190 issued and 4,324,459 outstanding	4,405	4,405
Additional paid-in capital	9,664,009	9,656,280
Treasury stock, at cost- 80,731 shares	(241,400)	(241,400)
Accumulated deficit	(1,136,170)	(1,331,217)
Total shareholders’ equity	8,290,844	8,088,068

Total liabilities and shareholders’ equity	$11,722,916	$10,089,171

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income from loans	$332,462	$276,037	$640,064	$558,402
Origination fees	82,099	65,572	166,323	122,009
Total Revenue	414,561	341,609	806,387	680,411

Operating costs and expenses:
Interest and amortization of debt service costs	58,932	37,388	100,074	63,162
Referral fees	1,530	763	3,659	1,411
General and administrative expenses	196,206	193,947	364,182	370,921
Total operating costs and expenses	256,668	232,098	467,915	435,494

Income from operations	157,893	109,511	338,472	244,917

Other income	6,887	31,590	13,774	39,000

Income from operations before income tax expense	164,780	141,101	352,246	283,917
Income tax expense	(84,700)	(54,000)	(157,200)	(116,000)

Net Income	$80,080	$87,101	$195,046	$167,917

Basic and diluted net income per common share outstanding:
—Basic	$0.02	$0.03	$0.05	$0.05
—Diluted	$0.02	$0.03	$0.05	$0.05

Weighted average number of common shares outstanding
—Basic	4,324,459	3,324,459	4,324,459	3,324,459
—Diluted	4,331,140	3,397,597	4,332,322	3,396,873

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net Income	$195,046	$167,917
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	4,843	18,197
Depreciation	322	1,516
Non cash compensation expense	7,730	30,755
Changes in operating assets and liabilities:
Interest receivable on loans	(9,574)	(25,435)
Other current and non current assets	(33,376)	(38,833)
Accounts payable and accrued expenses	(35,441)	(2,643)
Deferred origination fees	29,940	28,422
Income taxes payable	(43,530)	15,999
Net cash provided by operating activities	115,960	195,895

Cash flows from investing activities:
Investment in real estate	—	(675,000)
Issuance of short term loans	(5,896,000)	(3,270,800)
Collections received from loans	4,244,641	2,312,863
Net cash used in investing activities	(1,651,359)	(1,632,937)

Cash flows from financing activities:
Proceeds from loans and line of credit, net	1,480,000	1,059,465
Net cash provided by financing activities	1,480,000	1,059,465

Net decrease in cash and cash equivalents	(55,399)	(377,577)
Cash and cash equivalents, beginning of the year	221,905	386,023
Cash and cash equivalents, end of period	$166,506	$8,446

Supplemental Cash Flow Information:
Taxes paid during the period	$200,730	$100,001
Interest paid during the period	$79,206	$44,965

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

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

Costs incurred in connection with the Company’s senior secured notes are being amortized over the term of the notes, using the straight-line method. Costs incurred in connection with the Company’s line of credit are being amortized over one year, using the straight-line method.

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

At June 30, 2012, we were committed to an additional $2,419,000 in construction loans that can be drawn by the borrower when certain conditions are met.

At June 30, 2012, the Company had made loans to seven borrowers in the aggregate amount of $2,034,500, of which $800,000 is included in long-term loans receivable. One individual holds a fifty percent interest in each of the borrowers. The Company also had made loans to five borrowers in the aggregate amount of $1,865,000, of which $1,515,000 is included in long-term loans receivable. One individual holds at least a fifty percent interest in each of the borrowers. All individuals have no relationship to any of the officers or directors of the Company.

At June 30, 2012, two of the loans in the Company’s portfolio were jointly funded by the Company and an unrelated entity, for aggregate loans of $440,000. The accompanying balance sheet includes the Company’s portion of the loans in the amount of $220,000.

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

Long Term Loans Receivable

During 2011, management determined to reclassify a portion of the Company’s short term loans to long term loans receivable. Long term loans receivable comprise the loans that were extended beyond the original maturity dates, unless it is clear that the loan will be paid back within 12 month after the balance sheet date. At June 30, 2012, the Company’s loan portfolio consists of approximately $6,536,000 short term loans and approximately $4,530,000 long term loans receivable.

Credit Risk

Credit risk profile based on loan activity as of June 30, 2012:

	Developers- Residential	Developers- Commercial	Developers Mixed Used	Total outstanding loans
Performing loans	$9,822,366	$23,344	$1,220,000	$11,065,710

At June 30, 2012, the Company’s commercial loans include loans in the amount of $511,700, $597,200 and $750,000, originally due in 2009, 2010 and 2011, respectively. In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans. Accordingly, at June 30, 2012, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof included in operations.

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

Other income for the six month periods ended June 30, 2012 and 2011 in the amount of $13,774 and $39,000, respectively, represents the fees generated from the seller buy back options.

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

The denominator is based on the following weighted average number of common shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic	4,324,459	3,324,459	4,324,459	3,324,459
Incremental shares for assumed conversion of options	6,681	73,138	7,863	72,414
Diluted	4,331,140	3,397,597	4,332,322	3,396,873

For the three and six month periods ended June 30, 2012, 344,319, and 343,137, stock options were not included in the diluted earnings per share calculation, respectively, either because their effect would have been anti-dilutive, or because they are being held in escrow (See Note 7).

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

Share based compensation expense recognized under ASC 718 for the three and six months ended June 30, 2012 were $4,313 and $7,730, respectively. Share based compensation expense recognized under ASC 718 for the three and six months ended June 30, 2011 were $19,505 and $30,755, respectively.

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

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average share assumptions used for grants in 2012 and 2011, respectively: (1) expected life of 5 years; (2) no annual dividend yield; (3) expected volatility 72.5% to 74.6%; and (4) risk free interest rate of 0.73% to 1.87%.

The following summarizes stock option activity for the six month period ended June 30, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	348,000	$0.96
Granted	28,000	1.02
Exercised	—	—
Forfeited or expired	(21,000)	1.65
Outstanding at June 30, 2012	355,000	$0.92	2.12	$173,006
Vested and exercisable at June 30, 2012	351,000	$0.92	2.09	$170,609

The weighted-average fair value of each option granted during the six month periods ended June 30, 2012 and 2011, estimated as of the grant date using the Black-Scholes option valuation model, was $0.61 per option and $0.85 per option, respectively.

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

8.	SHORT TERM LOANS AND LINE OF CREDIT

In 2011, the Company received six short-term loans from five different entities, in the aggregate amount of $1,329,465, bearing interest at rates ranging from 8% to 14%, per annum. During the first and the second quarters of 2012, the Company received three short-term loans from two different entities, in the aggregate amount of $590,000, bearing interest at rates ranging from 10% to 14%, per annum. Some of the short-term loans are secured by certain of the Company’s short term loans, pursuant to a security agreement, and are also personally guaranteed by our CEO. The outstanding balance of such loans as of June 30, 2012 and December 31, 2011, is $959,465 and $1,159,465, respectively.

In 2011, Mr. Ran, our CEO, made four separate loans to the Company in amounts ranging from $20,000 to $100,000, at an interest rate of 12% per annum. All of these loans were repaid by the Company as of December 31, 2011. The aggregate interest expense for these loans was $455. During the first and the second quarters of 2012, Mr. Ran made six short-term loans to the Company in amounts ranging from $25,000 to $115,000, bearing interest at rates ranging from 6% to 12%, per annum. All of these loans were repaid in full by the Company as of June 30, 2012. The aggregate interest expense for these loans was $3,762.

On May 2, 2012, the Company entered into a 1-year revolving Line of Credit Agreement with Sterling National Bank pursuant to which the Bank has agreed to advance up to $3.5 million against assignments of mortgages and other collateral (the “Sterling Credit Line”). The Sterling Credit Line was conditioned on an unlimited personal guarantee from Assaf Ran, the Company’s CEO. The interest rate on the Sterling Credit Line is 2% in excess of the Wall Street Journal prime rate, but in no event less than 6%, per annum, on the money in use. Total initiation costs for the Sterling Credit Line were approximately $16,000. These costs are being amortized over one year, using the straight-line method. The amortization costs for the six month period ended June 30, 2012 were $2,671. At June 30, 2012, the outstanding balance of Sterling Credit Line is $1,680,000.

9.	SENIOR SECURED NOTES

On December 28, 2010, MBC Funding completed a $500,000 private placement of three-year 6.63% senior secured notes. In connection therewith, MBC assigned approximately $790,000 of its short-term loans to MBC Funding to use as collateral for the notes. Pursuant to the agreement, MBC has also guaranteed the repayment of the notes. The notes require quarterly payments of interest only through the expiration date in December 2013, at which time the notes become due. The private placement was the initial tranche of a $5,000,000 offering which expired on March 31, 2011, which is no longer being marketed by the underwriter (Paulson).

Financing costs incurred in connection with the agreement totaled $109,183, including five year warrants (the “warrants”) to purchase 20,000 shares of the Company’s Common Stock issued to the underwriter at $2.50 per share, which were valued at $11,683. These costs are amortized over the life of the senior secured notes. The amortization costs for the three and six month periods ended June 30, 2012 were $9,099 and $18,197, respectively.

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

Derivative Action

On November 7, 2011, the Company was sued as a nominal defendant in a stockholder derivative action, Alan R. Kahn v. Assaf Ran, et al., Supreme Court of the State of New York, County of Nassau, filed against the members of its Board of Directors (the "Directors"). The plaintiff, who states that he was a stockholder of the Company at all pertinent times, alleges wrongdoing by the Directors in a transaction in which Mr. Ran, our CEO and a director, was granted one million shares of the Company's restricted stock in exchange for giving up his rights to options covering 490,000 shares of the Company's common stock that he had held at the time of the transaction, as well as to seek future stock option grants from the Company. The plaintiff asserts that the Company was harmed by the transaction. The Directors disagree with the plaintiff's allegations, and they moved to dismiss the complaint on January 27, 2012. Following briefing and oral argument, the court issued a ruling on June 12, 2012, in which it granted the motion to dismiss, but gave the plaintiff permission to file an amended complaint. The plaintiff did so on July 12, 2012. The amended complaint makes the same substantive allegations as those included in the original complaint.

The Directors intend to move to dismiss the amended complaint. Subject to discussions with opposing counsel and approval of the court, the Directors expect to file the motion to dismiss this month. The court will rule on the motion to dismiss the amended complaint in due course. If the case goes forward after the court rules on that motion, the Directors intend to defend vigorously against the plaintiff's claims.

The Directors are insured under an officers' and directors' liability insurance policy which has a $75,000 self-insured retention that must be satisfied by the Company before the insurance policy will begin to pay defense costs. Because the action is a derivative claim alleging harm to the Company, any award would be paid to the Company, not by the Company, in the event that the plaintiff was successful on the merits of his claims.

12.	SUBSEQUENT EVENT

Subsequent to the balance sheet date $1,000,000 of the extended loans, which were classified as long-term loans receivable at June 30, 2012, have been paid off.

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

The Company offers short-term, secured, non–banking loans to real estate investors (also known as hard money) to fund their acquisition and construction of properties located in the New York Metropolitan area. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the businesses. The loans are generally for a term of one year. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term. For the six month periods ended June 30, 2012 and 2011 the total amounts of $5,896,000 and $3,270,800 have been lent, offset by collections received from borrowers, under the Company’s commercial loans in the amount of $4,244,641 and $2,312,863, respectively. Loans ranging in size from $50,000 to $1,100,000 were concluded at stated interest rates of 12% to 16%, but often at higher effective rates based upon points or other up-front fees.

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

At June 30, 2012, we were committed to an additional $2,419,000 in construction loans that can be drawn by the borrower when certain conditions are met.

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenue

Total revenues for the three month period ended June 30, 2012 were approximately $415,000 compared to approximately $342,000 for the three month period ended June 30, 2011, an increase of $73,000 or 21.3%. The increase in revenue represents an increase in lending operations. For the three month period ended June 30, 2012, approximately $332,000 of our revenues represent interest income on the secured, commercial loans that we offer to small businesses compared to approximately $276,000 for the same period in 2011, and approximately $82,000 represents origination fees on such loans compared to approximately $66,000 for the same period in 2011. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the businesses.

Interest and amortization of debt service costs

Interest and amortization of debt service costs for the three month period ended June 30, 2012 was approximately $59,000 compared to approximately $37,000 for the three month period ended June 30, 2011. The increase in interest and amortization of debt service costs is primarily attributable to the Company’s receipt of short term loans and a line of credit in order to increase our ability to make loans. (See also Notes 8 and 9 to the financial statements included elsewhere in this report)

Referral fees

Referral fees for the three month period ended June 30, 2012 were approximately $2,000 compared to approximately $800 for the three month period ended June 30, 2011. The referral fees represent fees paid on such loans which amortize over the life of the loan.

General and administrative costs

General and administrative expenses for the three month period ended June 30, 2012 were approximately $196,000 compared to approximately $194,000 for the three month period ended June 30, 2011. This increase is primarily attributable to an increase in legal expenses resulting from the derivative action (See Note 11 to the financial statements included elsewhere in this report), offset by the decrease in stock based compensation expense resulting from the forfeit of options and the agreement by the CEO not to exercise additional options partially offset by the issuance of shares of restricted stock to our CEO. (See Note 7 to the financial statements included elsewhere in this report)

Other income

Other income for the three month periods ended June 30, 2012 and 2011 was approximately $7,000 and $32,000, respectively, which represents the fees generated from the seller buy back options. (See Note 4 to the financial statements included elsewhere in this report)

Income tax expense

For the three month period ended June 30, 2012 we had income tax expense of approximately $85,000 compared to $54,000 for the three month period ended June 30, 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenue

Total revenues for the six month period ended June 30, 2012 were approximately $806,000 compared to approximately $680,000 for the six month period ended June 30, 2011, an increase of $126,000, or 18.5%. The increase in revenue represents an increase in lending operations. Revenue of approximately $640,000 for the six month period ended June 30, 2012, compared to approximately $558,000 for the six month period ended June 30, 2011, represents interest income on the secured, commercial loans that we offer to small businesses, and approximately $166,000 represents origination fees on such loans compared to approximately $122,000 for the same period in 2011. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the businesses.

Interest and amortization of debt service costs

Interest and amortization of debt service costs for the six month period ended June 30, 2012 was approximately $100,000 compared to approximately $63,000 for the six month period ended June 30, 2011. The increase in interest and amortization of debt service costs is primarily attributable to the Company’s receipt of short term loans and a line of credit in order to increase our ability to make loans. (See also Notes 8 and 9 to the financial statements included elsewhere in this report)

Referral fees

Referral fees for the six month period ended June 30, 2012 were approximately $4,000 compared to approximately $1,000 for the six month period ended June 30, 2011. The referral fees represent fees paid on such loans which amortize over the life of the loan.

General and administrative costs

General and administrative expenses for the six month period ended June 30, 2012 were approximately $364,000 compared to approximately $371,000 for the six month period ended June 30, 2011. The decrease is primarily attributable to a decrease in stock based compensation expense resulting from the forfeit of options and the agreement by the CEO not to exercise additional options partially offset by the issuance of shares of restricted stock to our CEO. (See Note 7 to the financial statements included elsewhere in this report) and in office rent resulting from the relocation of the Company’s headquarters, offset by an increase in legal expenses resulting from the derivative action (See Note 11 to the financial statements included elsewhere in this report).

Other income

Other income for the six month periods ended June, 2012 and 2011 was approximately $14,000 and $39,000, respectively, which represents the fees generated from the seller buy back options. (See Note 4 to the financial statements included elsewhere in this report)

Income tax expense

For the six month period ended June 30, 2012 we had income tax expense of approximately $157,000 compared to $116,000 for the six month period ended June 30, 2011.

Liquidity and Capital Resources

On May 2, 2012, the Company entered into a 1-year revolving Line of Credit Agreement with Sterling National Bank pursuant to which the Bank has agreed to advance up to $3.5 million against assignments of mortgages and other collateral (the “Sterling Credit Line”). The Sterling Credit Line was conditioned on an unlimited personal guarantee from Assaf Ran, the Company’s CEO. The interest rate on the Sterling Credit Line is 2% in excess of the Wall Street Journal prime rate, but in no event less than 6%, per annum, on the money in use.

At June 30, 2012, we had cash and cash equivalents of approximately $167,000 and working capital of approximately $3,940,000 as compared to cash and cash equivalents of approximately $222,000 and working capital of approximately $5,763,000 at December 31, 2011. The decrease in cash and cash equivalents primarily reflects the increase in lending. The decrease in working capital is primarily attributable to the reclassification of a portion of the Company’s short-term loans to long-term loans receivable.

For the six month periods ended June 30, 2012 and 2011, net cash provided by operating activities were approximately $116,000 and $196,000, respectively. The decrease in net cash provided by operating activities primarily results from a decrease in income taxes payable, in non cash compensation expense and in accounts payable and accrued expenses, offset by an increase in net income.

Net cash used in investing activities was approximately $1,651,000 for the six months ended June 30, 2012, compared to approximately $1,633,000 for the same period ended June 30, 2011. Net cash used in investing activities for the six month period ended June 30, 2012 consisted primarily of the issuance of our short term commercial loans in the amount of $5,896,000, offset by collection of these loans in the amount of approximately $4,245,000. In the period ended June 30, 2011, net cash used in investing activities consisted primarily of an investment in real estate in the amount of $675,000 (See Note 4) and the issuance of our short term commercial loans in the amount of approximately $3,271,000, offset by collection of these loans in the amount of approximately $2,313,000.

Net cash provided by financing activities for the six months ended June 30, 2012 was $1,480,000 as compared to approximately $1,059,000 for the period ended June 30, 2011. This increase reflects the use of the Sterling Credit Line, offset by repaying some of the Company’s short-term loans. (See Notes 8 and 9 to the consolidated financial statements which appear elsewhere in this quarterly report)

We have not entered into any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.

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

Item 4.  CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II      OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On November 7, 2011, the Company was sued as a nominal defendant in a stockholder derivative action, Alan R. Kahn v. Assaf Ran, et al., Supreme Court of the State of New York, County of Nassau, filed against the members of its Board of Directors (the "Directors"). The plaintiff, who states that he was a stockholder of the Company at all pertinent times, alleges wrongdoing by the Directors in a transaction in which Mr. Ran, our CEO and a director, was granted one million shares of the Company's restricted stock in exchange for giving up his rights to options covering 490,000 shares of the Company's common stock that he had held at the time of the transaction, as well as to seek future stock option grants from the Company. The plaintiff asserts that the Company was harmed by the transaction. The Directors disagree with the plaintiff's allegations, and they moved to dismiss the complaint on January 27, 2012. Following briefing and oral argument, the court issued a ruling on June 12, 2012, in which it granted the motion to dismiss, but gave the plaintiff permission to file an amended complaint. The plaintiff did so on July 12, 2012. The amended complaint makes the same substantive allegations as those included in the original complaint.

The Directors intend to move to dismiss the amended complaint. Subject to discussions with opposing counsel and approval of the court, the Directors expect to file the motion to dismiss this month. The court will rule on the motion to dismiss the amended complaint in due course. If the case goes forward after the court rules on that motion, the Directors intend to defend vigorously against the plaintiff's claims.

The Directors are insured under an officers' and directors' liability insurance policy which has a $75,000 self-insured retention that must be satisfied by the Company before the insurance policy will begin to pay defense costs. Because the action is a derivative claim alleging harm to the Company, any award would be paid to the Company, not by the Company, in the event that the plaintiff was successful on the merits of his claims.

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

Manhattan Bridge Capital, Inc. (Registrant)

Date: August 6, 2012	By: /s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2012	By: /s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

