Form 10-Q
period 2012-09-30
MANHATTAN BRIDGE CAPITAL, INC
filed 2012-10-29
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________________ to ______________________________________

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

As of October 29, 2012, the registrant had a total of 4,311,959 shares of Common Stock, $.001 par value per share, outstanding.

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

PART I.           FINANCIAL INFORMATION

Item 1.           CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31,2011
	(Unaudited)	(audited)
Assets

Current assets:
Cash and cash equivalents	$208,360	$221,905
Short term loans receivable	9,607,294	6,916,090
Interest receivable on loans	144,746	109,905
Other current assets	54,092	16,463
Total current assets	10,014,492	7,264,363

Investment in real estate	146,821	146,821
Long term loans receivable	3,080,866	2,498,262
Property and equipment, net	106	588
Security deposit	6,491	6,349
Investment in privately held company, at cost	100,000	100,000
Deferred financing costs	54,840	72,788

Total assets	$13,403,616	$10,089,171

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit and short term loans	$4,109,465	$1,159,465
Accounts payable and accrued expenses	13,710	60,072
Deferred revenues	128,772	112,780
Income taxes payable	190,256	168,786
Total current liabilities	4,442,203	1,501,103
Long term liabilities:
Senior secured notes	500,000	500,000
Total liabilities	4,942,203	2,001,103

Commitments and contingencies
Shareholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; no shares issued	—	—
Common shares - $.001 par value; 25,000,000 authorized; 4,405,190 issued; 4,321,959 and 4,324,459 outstanding	4,405	4,405
Additional paid-in capital	9,675,584	9,656,280
Treasury stock, at cost - 83,231 and 80,731 shares	(244,007)	(241,400)
Accumulated deficit	(974,569)	(1,331,217)
Total shareholders’ equity	8,461,413	8,088,068

Total liabilities and shareholders’ equity	$13,403,616	$10,089,171

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Interest income from loans	$402,119	$283,821	$1,042,183	$842,222
Origination fees	89,191	67,220	255,514	189,229

Total Revenue	491,310	351,041	1,297,697	1,031,451

Operating costs and expenses:
Interest and amortization of debt service costs	86,779	48,580	186,851	111,742
Referral fees	1,232	763	4,891	2,174
General and administrative expenses	183,586	195,226	547,769	566,146
Total operating costs and expenses	271,597	244,569	739,511	680,062

Income from operations	219,713	106,472	558,186	351,389

Other income	6,887	31,590	20,661	70,590

Income from operations before income tax expense	226,600	138,062	578,847	421,979
Income tax expense	(65,000)	(41,000)	(222,200)	(157,000)

Net Income	$161,600	$97,062	$356,647	$264,979

Basic and diluted net income per common share outstanding:
—Basic	$0.04	$0.03	$0.08	$0.08
—Diluted	$0.04	$0.03	$0.08	$0.08

Weighted average number of common shares outstanding
—Basic	4,324,258	3,552,720	4,324,392	3,401,382
—Diluted	4,327,305	3,561,386	4,330,435	3,416,189

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net Income	$356,647	$264,979
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	17,948	27,296
Depreciation	482	1,677
Non cash compensation expense	19,304	47,862
Changes in operating assets and liabilities:
Interest receivable on loans	(34,841)	28,298
Other current and non current assets	(37,770)	(7,067)
Accounts payable and accrued expenses	(46,362)	(39,929)
Deferred revenues	15,993	27,587
Income taxes payable	21,470	(46,727)
Net cash provided by operating activities	312,871	303,976

Cash flows from investing activities:
Investment in real estate (net of proceeds of $380,679 from partial exercise of option - see Note 4)	—	(294,321)
Issuance of short term loans	(11,148,500)	(6,504,036)
Collections received from loans	7,874,691	6,212,018
Net cash used in investing activities	(3,273,809)	(586,339)

Cash flows from financing activities:
Proceeds from loans and line of credit, net	2,950,000	1,159,465
Purchase of treasury shares	(2,607)	—
Net cash provided by financing activities	2,947,393	1,159,465

Net (decrease) increase in cash and cash equivalents	(13,545)	877,102
Cash and cash equivalents, beginning of the year	221,905	386,023
Cash and cash equivalents, end of period	$208,360	$1,263,125

Supplemental Cash Flow Information:
Taxes paid during the period	$200,730	$203,727
Interest paid during the period	$152,879	$84,446

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a "qualitative" assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. Effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financials statements.

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

At September 30, 2012, we were committed to an additional $2,367,000 in construction loans that can be drawn by the borrower when certain conditions are met.

At September 30, 2012, the Company had made loans to seven borrowers in the aggregate amount of $1,961,000, of which $490,000 is included in long-term loans receivable. One individual holds a fifty percent interest in each of the borrowers. The individual has no relationship to any of the officers or directors of the Company.

At September 30, 2012, three of the loans in the Company’s portfolio were jointly funded by the Company and an unrelated entity, for aggregate loans of $750,000. The accompanying balance sheet includes the Company’s portion of the loans in the amount of $375,000.

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

Long Term Loans Receivable

During 2011, management reclassified a portion of the Company’s short term loans to long term loans receivable. Long term loans receivable comprise the loans that were extended beyond the original maturity dates, unless it is clear that the loan will be repaid within 12 month after the balance sheet date. At September 30, 2012, the Company’s loan portfolio consists of approximately $9,607,000 short term loans and approximately $3,081,000 long term loans receivable.

Credit Risk

Credit risk profile based on loan activity as of September 30, 2012:

	Developers- Residential	Developers- Commercial	Developers Mixed Used	Total outstanding loans
Performing loans	$10,997,866	$405,294	$1,285,000	$12,688,160

At September 30, 2012, the Company’s commercial loans include loans in the amount of $504,700, $597,200 and $750,000, originally due in 2009, 2010 and 2011, respectively. In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans. Accordingly, at September 30, 2012, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof included in operations.

4.	INVESTMENT IN REAL ESTATE

On March 21, 2011, the Company purchased three 2-family buildings located in the Bronx, New York for $675,000, including related costs, and sold to the seller a one year option to buy back the properties for the same price. The buy back option was sold for $3,900, plus a monthly fee of $10,530 payable to the Company by the option holder for the life of the option. On September 28, 2011, the option holder exercised the option to buy back one of the properties for $380,679. The Company had received an aggregate of $70,590 from the sale of the option prior to the partial exercise and, on October 1, 2011, has issued a new one year option for the two remaining properties at an exercise price of $294,321 with a monthly option fee of $4,591 (the “New Option”.) The New Option superseded the buy back option issued in March 2011. On October 21, 2011, the option holder partially exercised the New Option to buy back one of the two remaining properties for $147,500. After the partial exercise of the New Option, the option holder has a continuing option to purchase the one remaining property at an exercise price of $146,821 with a monthly option fee of $2,296. On October 1, 2012, the New Option was extended for an additional 6-month period.

Other income for the nine month periods ended September 30, 2012 and 2011 in the amount of $20,661 and $70,590, respectively, represents the fees generated from the seller buy back options.

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

The denominator is based on the following weighted average number of common shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic	4,324,258	3,552,720	4,324,392	3,401,382
Incremental shares for assumed conversion of options	3,047	8,666	6,043	14,807
Diluted	4,327,305	3,561,386	4,330,435	3,416,189

For the three and nine month periods ended September 30, 2012, 347,953 and 344,957, stock options were not included in the diluted earnings per share calculation, respectively, either because their effect would have been anti-dilutive, or because they are in escrow (See note 7).

For the three and nine month periods ended September 30, 2011, 334,334 and 328,193, stock options were not included in the diluted earnings per share calculation, respectively, either because their effect would have been anti-dilutive, or because they are in escrow (See note 7).

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

The share based compensation expense included the amortization of the fair value of the restricted shares granted on September 9, 2011, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value will be amortized over 15 years (See note 7).

Share based compensation expense recognized under ASC 718 for the three and nine months ended September 30, 2012 were $11,575 and $19,304, respectively. Share based compensation expense recognized under ASC 718 for the three and nine months ended September 30, 2011 were $17,107 and $47,862, respectively.

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

The following summarizes stock option activity for the nine month period ended September 30, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	348,000	$0.96
Granted	28,000	1.02
Exercised	—	—
Forfeited or expired	(21,000)	1.65
Outstanding at September 30, 2012	355,000	$0.92	1.87	$173,006
Vested and exercisable at September 30, 2012	351,000	$0.92	1.84	$170,609

The weighted-average fair value of each option granted during the nine month periods ended September 30, 2012 and 2011, estimated as of the grant date using the Black-Scholes option valuation model, was $0.61 per option and $0.83 per option, respectively.

7.	RESTRICTED STOCK GRANT

On September 9, 2011, upon stockholders approval at the annual meeting, we granted 1,000,000 shares of restricted common stock (the “Restricted Shares”) to Mr. Ran. Under the terms of the restricted shares agreement (the “Restricted Shares Agreement”), Mr. Ran agreed to forfeit options held by him exercisable for an aggregate of 280,000 shares of our common stock with exercise prices above $1.21 per share and agreed not to exercise additional options held by him for an aggregate of 210,000 shares of our common stock with exercise prices below $1.21 per share (the “Remaining Options”). Until their expiration, Mr. Ran will be required to forfeit approximately 4.76 Restricted Shares for each share of common stock issued upon any exercise of the Remaining Options. In addition, Mr. Ran may not sell, convey, transfer, pledge, encumber or otherwise dispose of the Restricted Shares until the earliest to occur of the following: (i) September 9, 2026, with respect to 1/3 of the Restricted Shares, September 9, 2027 with respect to an additional 1/3 of the Restricted Shares and September 9, 2028 with respect to the final 1/3 of the Restricted Shares; (ii) the date on which Mr. Ran’s employment is terminated by us for any reason other than for “Cause” (i.e., misconduct that is materially injurious to us monetarily or otherwise, including engaging in any conduct that constitutes a felony under federal, state or local law); or (iii) the date on which Mr. Ran’s employment is terminated on account of (A) his death; or (B) his disability, which, in the opinion of his personal physician and a physician selected by us prevents him from being employed with us on a full-time basis (each such date being referred to as a “Risk Termination Date”). If at any time prior to a Risk Termination Date Mr. Ran’s employment is terminated by us for Cause or by Mr. Ran voluntarily for any reason other than death or disability, Mr. Ran will forfeit that portion of the Restricted Shares which have not previously vested. Mr. Ran will have the power to vote the Restricted Shares and will be entitled to all dividends payable with respect to the Restricted Shares from the date the Restricted Shares are issued.

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

In 2011, the Company received six short-term loans from five different entities, in the aggregate amount of $1,329,465, bearing interest at rates ranging from 8% to 14%, per annum. During the first and the second quarters of 2012, the Company received three short-term loans from two different entities, in the aggregate amount of $590,000, bearing interest at rates ranging from 10% to 14%, per annum. Some of the short-term loans are secured by certain of the Company’s short term loans, pursuant to a security agreement, and are also personally guaranteed by our CEO. The outstanding balance of such loans as of September 30, 2012 and December 31, 2011, is $959,465 and $1,159,465, respectively.

In 2011, Mr. Ran, our CEO, made four separate short-term loans to the Company in amounts ranging from $20,000 to $100,000, at an interest rate of 12% per annum. All of these loans were repaid by the Company as of December 31, 2011. The aggregate interest expense for these loans was $455. During the first and the second quarters of 2012, Mr. Ran made six short-term loans to the Company in amounts ranging from $25,000 to $115,000, bearing interest at rates ranging from 6% to 12%, per annum. All of these loans were repaid in full by the Company by June 30, 2012. The aggregate interest expense for these loans was $3,762.

On May 2, 2012, the Company entered into a 1-year revolving Line of Credit Agreement with Sterling National Bank pursuant to which the Bank has agreed to advance up to $3.5 million against assignments of mortgages and other collateral (the “Sterling Credit Line”). The Sterling Credit Line was conditioned on an unlimited personal guarantee from Assaf Ran, the Company’s CEO. The interest rate on the Sterling Credit Line is 2% in excess of the Wall Street Journal prime rate, but in no event less than 6%, per annum, on the money in use. Total initiation costs for the Sterling Credit Line were approximately $16,000. These costs are being amortized over one year, using the straight-line method. The amortization costs for the three and nine month periods ended September 30, 2012 were $4,006 and $6,677, respectively. At September 30, 2012, the outstanding balance of Sterling Credit Line is $3,150,000.

9.	SENIOR SECURED NOTES

On December 28, 2010, MBC Funding completed a $500,000 private placement of three-year 6.63% senior secured notes. In connection therewith, MBC assigned approximately $775,000 of its commercial loans to MBC Funding to use as collateral for the notes. Pursuant to the agreement, MBC has also guaranteed the repayment of the notes. The notes require quarterly payments of interest only through the expiration date in December 2013, at which time the notes become due. The private placement was the initial tranche of a $5,000,000 offering which expired on March 31, 2011, which is no longer being marketed by the underwriter (Paulson).

Financing costs incurred in connection with the agreement totaled $109,183, including five year warrants (the “warrants”) to purchase 20,000 shares of the Company’s Common Stock issued to the underwriter at $2.50 per share, which were valued at $11,683. These costs are amortized over the life of the senior secured notes. The amortization costs for the three and nine month periods ended September 30, 2012 were $9,099 and $27,296, respectively.

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

The plaintiff filed an amended complaint on July 12, 2012. The amended complaint makes the same substantive allegations as those included in the original complaint. The Directors filed a motion to dismiss the amended complaint on August 22, 2012.  The court will rule on the motion to dismiss the amended complaint in due course. If the case goes forward after the court rules on that motion, the Directors intend to defend vigorously against the plaintiff's claims.

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

The Company offers short-term, secured, non–banking loans to real estate investors (also known as hard money) to fund their acquisition and construction of properties located in the New York Metropolitan area. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the businesses. The loans are generally for a term of one year. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term. For the nine month periods ended September 30, 2012 and 2011 the total amounts of $11,148,500 and $6,504,036 have been lent, offset by collections received from borrowers, under the Company’s commercial loans in the amount of $7,874,691 and $6,212,018, respectively. Loans ranging in size from $50,000 to $1,100,000 were concluded at stated interest rates of 12% to 16%, but often at higher effective rates based upon points or other up-front fees.

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

At September 30, 2012, we were committed to an additional $2,367,000 in construction loans that can be drawn by the borrower when certain conditions are met.

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenue

Total revenues for the three month period ended September 30, 2012 were approximately $491,000 compared to approximately $351,000 for the three month period ended September 30, 2011, an increase of $140,000 or 39.9%. The increase in revenue represents an increase in lending operations. For the three month period ended September 30, 2012, $402,000 of our revenue represents interest income on the secured commercial loans that we offer to small businesses compared to $284,000 for the same period in 2011, and $89,000 represents origination fees on such loans compared to $67,000 for the same period in 2011. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the businesses.

Interest and amortization of debt service costs

Interest and amortization of debt service costs for the three month period ended September 30, 2012 was $87,000 compared to $49,000 for the three month period ended September 30, 2011. The increase in interest and amortization of debt service costs is primarily attributable to the Company’s receipt of short term loans and a line of credit in order to increase our ability to make loans. (See also Notes 8 and 9 to the financial statements included elsewhere in this report).

Referral fees

Referral fees for the three month periods ended September 30, 2012 and 2011 were approximately $1,000 each. The referral fees represent fees paid on such loans which amortize over the life of the loan.

General and administrative expenses

General and administrative expenses for the three month period ended September 30, 2012 were approximately $184,000 compared to approximately $195,000 for the three month period ended September 30, 2011. This decrease is primarily attributable to decreases in relocation-related expenses and in stock based compensation expense resulting from the forfeit of options and the agreement by the CEO not to exercise additional options partially offset by the issuance of shares of restricted stock to our CEO (See Note 7 to the financial statements included elsewhere in this report), offset by the increase in legal expenses resulting from the derivative action (See Note 11 to the financial statements included elsewhere in this report).

Other income

Other income for the three month periods ended September 30, 2012 and 2011 was approximately $7,000 and $32,000, respectively, which represents the fees generated from the seller buy back options. (See Note 4 to the financial statements included elsewhere in this report).

Income tax expense

For the three month period ended September 30, 2012 we had income tax expense of $65,000 compared to $41,000 for the three month period ended September 30, 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenue

Total revenues for the nine month period ended September 30, 2012 were approximately $1,298,000 compared to approximately $1,031,000 for the nine month period ended September 30, 2011, an increase of $267,000, or 25.9%. The increase in revenue represents an increase in lending operations. Revenue of approximately $1,042,000 for the nine month period ended September 30, 2012, compared to approximately $842,000 for the same period in 2011, represents interest income on the secured commercial loans that we offer to small businesses, and $256,000 represents origination fees on such loans compared to $189,000 for the same period in 2011. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the businesses.

Interest and amortization of debt service costs

Interest and amortization of debt service costs for the nine month period ended September 30, 2012 was approximately $187,000 compared to $112,000 for the nine month period ended September 30, 2011. The increase in interest and amortization of debt service costs is primarily attributable to the Company’s receipt of short term loans and a line of credit in order to increase our ability to make loans (See also Notes 8 and 9 to the financial statements included elsewhere in this report).

Referral fees

Referral fees for the nine month period ended September 30, 2012 were approximately $5,000 compared to approximately $2,000 for the nine month period ended September 30, 2011. The referral fees represent fees paid on such loans which amortize over the life of the loan.

General and administrative expenses

General and administrative expenses for the nine month period ended September 30, 2012 were approximately $548,000 compared to approximately $566,000 for the nine month period ended September 30, 2011. This decrease is primarily attributable to decreases in office rent and in stock based compensation expense resulting from the forfeit of options and the agreement by the CEO not to exercise additional options partially offset by the issuance of shares of restricted stock to our CEO (See Note 7 to the financial statements included elsewhere in this report), offset by the increase in legal expenses resulting from the derivative action (See Notes 11 to the financial statements included elsewhere in this report).

Other income

 Other income for the nine month periods ended September 30, 2012 and 2011 was approximately $21,000 and $71,000, respectively, which represents the fees generated from the seller buy back options. (See Note 4 to the financial statements included elsewhere in this report).

Income tax expense

 For the nine month period ended September 30, 2012 we had income tax expense of approximately $222,000 compared to $157,000 for the nine month period ended September 30, 2011.

Liquidity and Capital Resources

On May 2, 2012, the Company entered into a Line of Credit Agreement with Sterling National Bank pursuant to which the Bank has agreed to advance up to $3.5 million against assignments of mortgages and other collateral (the “Sterling Credit Line”). The Sterling Credit Line was conditioned on an unlimited personal guarantee from Assaf Ran, the Company’s CEO. The interest rate on the Sterling Credit Line is 2% in excess of the Wall Street Journal prime rate, but in no event less than 6%, per annum, on the money in use.

At September 30, 2012, we had cash and cash equivalents of approximately $208,000 and working capital of approximately $5,572,000 as compared to cash and cash equivalents of approximately $222,000 and working capital of approximately $5,763,000 at December 31, 2011. The decrease in cash and cash equivalents primarily reflects the increase in lending operations. The decrease in working capital is primarily attributable to the reclassification of certain short term loans to long term loans receivable.

For the nine month periods ended September 30, 2012 and 2011, net cash provided by operating activities were approximately $313,000 and $304,000, respectively. The increase in net cash provided by operating activities primarily results from increases in net income and in income taxes payable, offset by a decrease in non cash compensation expense and increases in interest receivable on loans and in other current and non current assets.

Net cash used in investing activities was approximately $3,274,000 for the nine months ended September 30, 2012, compared to net cash used in investing activities of approximately $586,000 for the period ended September 30, 2011. Net cash used in investing activities for the nine months ended September 30, 2012 consisted primarily of the issuance of the our short term commercial loans in the amount of approximately $11,149,000, offset by collection of these loans in the amount of approximately $7,875,000. In the period ended September 30, 2011 net cash used in investing activities consisted primarily of the issuance of the our short term commercial loans in the amount of approximately $6,504,000, offset by collection of these loans in the amount of approximately $6,212,000 and the investment in real estate in the amount of $675,000, which was offset by the proceeds of approximately $381,000 upon the partial exercise of option by the option holder.

Net cash provided by financing activities for the nine months ended September 30, 2012 was approximately $2,947,000 as compared to $1,159,000 for the period ended September 30, 2011. This increase reflects the use of the Sterling Credit Line, offset by the purchase of treasury shares and repaying some of the Company’s short-term loans (See note 8 to the consolidated financial statements which appear elsewhere in this quarterly report).

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

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.	CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The plaintiff filed an amended complaint on July 12, 2012. The amended complaint makes the same substantive allegations as those included in the original complaint. The Directors filed a motion to dismiss the amended complaint on August 22, 2012.  The court will rule on the motion to dismiss the amended complaint in due course. If the case goes forward after the court rules on that motion, the Directors intend to defend vigorously against the plaintiff's claims.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2012, the Company adopted a stock buy-back program for the repurchase of up to 100,000 shares of the Company's common stock. As set forth in the table below, during the quarter ended September 30, 2012, the Company repurchased 2,500 shares of the Company's common stock under the stock buy-back program at a cost of approximately $2,600.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1	-	-	-	-
(July1-31, 2012)
Month #2	-	-	-	-
(August 1-31, 2012)
Month #3	2,500	$1.04	2,500	97,500
(September 1-30, 2012)
Total	2,500	$1.04	2,500	97,500

Item 6.	EXHIBITS

Exhibit No.	Description
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act (filed herewith)
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act (filed herewith)
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act (furnished herewith)
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act (furnished herewith)
101.INS (1)	XBRL Instance Document
101.CAL (1)	XBRL Taxonomy Extension Schema Document
101.SCH (1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document

*	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.
(1)	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Manhattan Bridge Capital, Inc. (Registrant)

Date: October 29, 2012	By: /s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2012	By: /s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

-20-