Form 10-K
period 2012-12-31
MANHATTAN BRIDGE CAPITAL, INC
filed 2013-03-22
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐.        No ☑

The aggregate market value of the Registrant’s voting and non-voting common stock held by non-affiliates of the Registrant on June 29, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, computed by reference to the closing price for such common stock on the NASDAQ Capital Market on such date, was approximately $1,784,496. (For this computation, the Registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the Registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the Registrant.)

As of March 22, 2013 the registrant has a total of 4,268,459 shares of Common Stock outstanding.

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

All references in this Annual Report to “Manhattan Bridge Capital” “the Company,” “we,” “us” and “our” refer to Manhattan Bridge Capital, Inc. a New York corporation founded in 1989 and its consolidated subsidiaries DAG Funding Solutions, Inc. (“DAG Funding”), formed under the laws of the State of New York in May 2007 and MBC Funding I, Inc. (“MBC Funding”), formed under the laws of the State of New York in October 2010 and 1490-1496 Hicks, LLC (“Hicks LLC”), formed under the laws of the State of New York in March 2011, unless the context otherwise requires.

PART I

Item 1. Business

General

The Company offers short-term, secured, non–banking loans to real estate investors (also known as hard money) to fund their acquisition and construction of properties located in the New York Metropolitan area.

Products and services

▪ Manhattan Bridge Capital, DAG Funding and MBC Funding

The Company offers short-term, secured, non–banking loans to real estate investors (also known as hard money) to fund their acquisition of properties located in the New York Metropolitan area. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the businesses. The loans are generally for a term of one year. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term. For the years ended December 31, 2012 and 2011 the total amounts of $15,173,500 and $8,512,537, respectively, have been lent, offset by collections received from borrowers, under the commercial loans in the amount of $10,963,486 and $7,254,478, respectively. Loans ranging in size from $30,000 to $1,000,000 were concluded at stated interest rates of 12% to 15%, but often at higher effective rates based upon points or other up-front fees. The Company uses its own employees, outside lawyers and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions. Outside appraisers are used to assist the Company’s officials in evaluating the worth of collateral, when deemed necessary by management. The Company also uses independent construction inspectors as well as mortgage brokers and deal initiators.

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

At December 31, 2012, the Company is committed to an additional $2,009,500 in construction loans that can be drawn by the borrower when certain conditions are met.

Growth strategy

The immediate focus of our expansion plans is to increase the volume of our short-term, secured commercial loans to real estate investors. As we increase our market share and establish our position as a leader in our niche market, and develop a successful track record in our lending operations, we seek to increase loans and lines of credit from commercial banks which will enable us to maintain higher outstanding loan balances to our customers.

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

Employees and independent contractors

As of December 31, 2012, we employed three employees. In addition, during 2012 we used outside lawyers and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions. Outside appraisers were used to assist the Company’s officials in evaluating the worth of collateral, when deemed necessary by management. The Company also used independent construction inspectors as well as mortgage brokers and deal initiators.

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

We have generated only limited revenues from our lending operations

We have generated aggregate revenues of approximately $3.22 million from our lending operations during 2012 and 2011 and there can be no assurance that we can operate on a scale that would permit us to earn substantial income.

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

As of March 22, 2013, our executive officers and directors collectively own approximately 60.98% of the outstanding shares of our common stock or beneficially own 62.24% of the outstanding shares of our common stock, assuming the exercise of options which are currently exercisable or will become exercisable within 60 days from the filing of this report, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors. Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

Our stockholders may experience dilution as a result of the exercise of outstanding options to purchase our common stock.

As of December 31, 2012, we had outstanding options for 145,000 shares (excluding the 210,000 options Mr. Ran, our CEO, agreed not to exercise in accordance with the Restricted Stock Agreement - See Item 11) with exercise prices range from $0.67 to $1.34 per share. The exercise of these options could result in dilution to our existing stockholders and could have a material adverse effect on our stock price.

Our stock price is volatile, and purchasers of our common stock could incur substantial losses.

The market price of our common stock may be influenced by many factors, including:

•	sales of large blocks of our common stock;
•	sales of our common stock by our executive officers, directors and significant stockholders; and
•	restatements of our financial results and/or material weaknesses in our internal controls.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive and principal operating office is located in Great Neck, New York. We use this space for all of our operations. This space is occupied under a lease that expires August 31, 2016. The current monthly rent is $3,246, including electricity. We believe this facility is adequate to meet our requirements at our current level of business activity.

Item 3. Legal Proceedings

The Company has been sued as a nominal defendant in a stockholder derivative action, Alan R. Kahn v. Assaf Ran, et al., Supreme Court of the State of New York, County of Nassau, filed against the members of its Board of Directors. The plaintiff, who asserts that he was a stockholder of the Company at all pertinent times, alleges wrongdoing by the Board in a transaction in which Director and Chief Executive Officer, Assaf Ran, was granted certain shares of the Company’s restricted stock in exchange for giving up his rights in certain options that he had held at the time of the transaction. Plaintiff contends that the Company was harmed by the transaction. The Directors disagree with the plaintiff’s position that the transaction involved any wrongful conduct or that it harmed the Company in any way. The court dismissed the original complaint, but gave plaintiff leave to file an amended complaint, which the plaintiff did. The defendants moved to dismiss the amended complaint, but before the court ruled on that motion, the parties reached an agreement to settle the action, subject to approval of the court. The terms of the settlement include the Company’s agreement to continue utilizing certain corporate governance matters that the Company had already implemented before the lawsuit was filed and would continue to implement regardless of the settlement agreement, and to pay Plaintiff’s counsel’s fees and expenses in an amount to be determined by the court, which amount shall not exceed $80,000. In addition, Assaf Ran will reiterate his commitment to extend his personal guarantee to the Company for up to $5 million. This commitment was available to the Company prior to the settlement agreement. The court has preliminarily approved the settlement, and the Company has provided notice of the settlement to stockholders, in order to provide them with an opportunity to object to the settlement if they choose to do so. The court has scheduled a final hearing to address the fairness and reasonableness of the settlement for April 2, 2013. If the court approves the settlement, it is anticipated that any fees and expenses that the court awards to plaintiff’s counsel will be paid by an officers’ and directors’ liability insurance policy, rather than by the Company. If the court refuses to approve the settlement and the litigation went forward, any ruling in favor of the plaintiff in that event would result in an award that would be paid to the Company, not by the Company, because the litigation is a derivative action, not a direct action.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information

Our Common Stock is traded on the NASDAQ Capital Market under the symbol “LOAN”. The high and low sales prices for our common stock as reported by the NASDAQ Capital Market for the quarterly periods during 2012 and 2011were as follows:

	High	Low
2011
First Quarter	$1.80	$1.26
Second Quarter	$1.85	$1.30
Third Quarter	$1.34	$0.92
Fourth Quarter	$1.20	$0.82
2012
First Quarter	$1.44	$0.90
Second Quarter	$1.17	$0.95
Third Quarter	$1.05	$0.84
Fourth Quarter	$1.12	$0.98

On March 15, 2013, the last reported sale price of our common stock on the NASDAQ Capital Market was $1.41 per share.

(b)	Holders

As of March 15, 2013, the approximate number of record holders of our Common Stock was 16. The number of holders does not include individuals or entities who beneficially own shares but whose shares, which are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder. American Stock Transfer & Trust Company serves as transfer agent for our shares of common stock.

(c)	Dividends

In 2012 and 2011, we did not declare a dividend.

(d) Issuer Purchases of Equity Securities

On September 19, 2012, the Company adopted a stock buy-back program for the repurchase of up to 100,000 shares of the Company's common stock. As set forth in the table below, during the quarter ended December 31, 2012, the Company repurchased 23,900 shares of the Company's common stock under the stock buy-back program at a cost of approximately $25,965.

Issuer Purchases of Equity Securities

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2012	10,000	1.07	10,000	87,500
November 1-30, 2012	9,600	1.09	9,600	77,900
December 1-31, 2012	4,300	1.11	4,300	73,600
Total in 2012	23,900	$1.09	23,900	73,600

Item 6. Selected Financial Data

The Company is a “smaller reporting company” as defined by Regulation S-K and as such, is not required to provide the information contained in this item pursuant to Regulation S-K.

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

Overview

The Company offers short-term, secured, non–banking loans to real estate investors (also known as hard money) to fund their acquisition and construction of properties located in the New York Metropolitan area. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the businesses. The loans are generally for a term of one year. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term. For the years ended December 31, 2012 and 2011 the total amounts of $15,173,500 and $8,512,537, respectively, have been lent, offset by collections received from borrowers, under the commercial loans in the amount of 10,963,486 and $7,254,478, respectively. Loans ranging in size from $30,000 to $1,000,000 were concluded at stated interest rates of 12% to 15%, but often at higher effective rates based upon points or other up-front fees.

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

At December 31, 2012, the Company’s commercial loans include loans in the amount of $499,666, $567,200, $750,000 and $1,537,500, originally due in 2009, 2010, 2011 and 2012, respectively. In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans. Accordingly, at December 31, 2012 and 2011, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof included in operations for the years then ended.

To date, the Company has not experienced any defaults and none of the loans previously made have been non-collectable, although no assurances can be given that existing or future loans may not go into default or prove to be non-collectible in the future.

At December 31, 2012, the Company was committed to an additional $2,009,500 in construction loans that can be drawn by the borrower when certain conditions are met.

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

There are also areas in which in management's judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and Notes thereto which begin on page F-1 of this Annual Report on Form 10-K, which contain accounting policies and other disclosures required by generally accepted accounting principles in the United States of America.

Results of operations

Years ended December 31, 2012 and 2011

Total revenue

Total revenue for the year ended December 31, 2012 was $1,816,000 compared to $1,400,000 for the year ended December 31, 2011, an increase of $416,000 or 29.7%. The increase in revenue represents an increase in lending operations. In 2012, $1,476,000 of the Company’s revenue represents interest income on secured, commercial loans that the Company offers to small businesses compared to $1,142,000 in 2011, and $340,000 represents origination fees on such loans compared to $259,000 in 2011. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the businesses.

Interest and amortization of debt service costs

Interest and amortization of debt service costs for the year ended December 31, 2012 were $281,000 compared to $157,000 for the year ended December 31, 2011, an increase of $124,000. The increase in interest and amortization of debt service costs is primarily attributable to the Company’s receipt of short term loans and a line of credit in order to increase its ability to make loans. (See Notes 7 and 8 to the financial statements included elsewhere in this report.)

Referral fees

Referral fees for the year ended December 31, 2012 were $6,000 compared to $8,000 for the year ended December 31, 2011. The referral fees represent fees paid on such loans which amortize over the life of the loan.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2012 were $864,000 compared to $867,000 for the year ended December 31, 2011, a decrease of $3,000. This decrease is primarily attributable to decreases in office rent, in NASDAQ listing fee and in stock based compensation expense (See Note 12 to the financial statements included elsewhere in this report), offset by increases in travel expenses for meeting with prospective investors, partners and customers, and in legal expenses resulting from the derivative action (See Note 14 to the financial statements included elsewhere in this report).

Other income

Other income for the years ended December 31, 2012 and 2011 was approximately $28,000 and $79,000, respectively, which represents the fees generated from the buyback options the Company sold to the seller of three 2-family buildings it purchased in March 2011 (See Note 5 to the financial statements included elsewhere in this report). The decrease in the other income in 2012 was due to the reduction of the monthly option fees in 2012 compared to 2011 as a result of the partial exercise of the buyback options by the seller in 2011 to repurchase two of the properties.

Income before income tax expense

Income before provision for income tax for the year ended December 31, 2012 was $692,000 compared to $448,000 for the year ended December 31, 2011, an increase of $244,000 or 54.5%. This increase is primarily attributable to the increase in revenue, offset by the increase in interest and amortization of debt service costs.

Income tax expense

Income tax expense, including interest and penalties, for the years ended December 31, 2012 and 2011 was approximately $303,000 and $192,000, respectively.

Liquidity and Capital Resources

At December 31, 2012, we had cash and cash equivalents of $241,000 and working capital of $5,582,000 compared to cash and cash equivalents of $222,000 and working capital of $5,763,000 at December 31, 2011. The increase in cash and cash equivalents primarily reflects the proceeds from the Company’s receipt of short term loans and the use of a line of credit (See Note 7 to the financial statements included elsewhere in this report), offset by an increase in lending operations. The decrease in working capital is primarily attributable to the reclassification of senior secured notes from long term liabilities to current liabilities (See Note 8 to the financial statements included elsewhere in this report).

For the years ended December 31, 2012 and 2011, net cash provided by operating activities was approximately $533,000 and $381,000, respectively. The increase in net cash provided by operating activities primarily results from increases in net income and in income taxes payable, offset by decreases in non cash compensation expense and in deferred revenues, and an increase in interest receivable on loans.

For the year ended December 31, 2012 net cash used in investing activities was approximately $4,210,000, compared to approximately $1,405,000 for the year ended December 31, 2011. Net cash used in investing activities for the year ended December 31, 2012, consisted primarily of the issuance of our short term commercial loans in the amount of approximately $15,174,000, offset by collection of these loans in the amount of approximately $10,963,000. Net cash used in investing activities for the year ended December 31, 2011, consisted primarily of the issuance of our short term commercial loans in the amount of approximately $8,513,000, offset by collection of these loans in the amount of approximately $7,254,000, and the investment in real estate in the amount of approximately $675,000, which was offset by the proceeds of approximately $528,000 upon the partial exercises of options by the option holder.

For the year ended December 31, 2012 net cash provided by financing activities was approximately $3,695,000, compared to approximately $859,000 for the year ended December 31, 2011. Net cash provided by financing activities for the year ended December 31, 2012 reflects the Company’s receipt of the proceeds of short term loans and the use of a line of credit in the aggregate amount of $3,740,000, offset by purchase of treasury stock in the amount of approximately $29,000 and by the deferred financing costs on Sterling credit line in the amount of approximately $16,000. Net cash provided by financing activities for the year ended December 31, 2011 reflects the Company’s receipt of the proceeds of short term loans.

Until our initial public offering in 1999, our only source of funds was cash flow from operations, which funded both our working capital needs and capital expenditures. As a result of our initial public offering in May 1999, we received proceeds of approximately $6.4 million. Our credit facilities are limited. As of December 31, 2012, our funds were invested in money market funds and commercial loans.

On May 2, 2012, we entered into a 1-year revolving Line of Credit Agreement with Sterling National Bank (“Sterling”) pursuant to which the Bank has agreed to advance up to $3.5 million against assignments of mortgages and other collateral (the “Sterling Credit Line”). The Sterling Credit Line was conditioned on an unlimited personal guarantee from Assaf Ran, our president and chief executive officer, and requires the maintenance of certain non-financial covenants including limitations on the percentage of loans outstanding in excess of one year, loans made to affiliated groups and the extent of construction loans made by the Company. The interest rate on the Sterling Credit Line is 2% in excess of the Wall Street Journal prime rate, but in no event less than 6%, per annum, on the money in use.

We anticipate that our current cash balances and the Sterling Credit Line together with our cash flows from operations will be sufficient to fund the operations for the next 12 months.

Subsequent event

On January 31, 2013, the Sterling Credit Line was increased from $3.5 million to $5 million (the “Amendment”), under the same terms as the original line of credit. In connection with the Amendment, Mr. Ran agreed to increase his personal guaranty to $5 million.

Contractual Obligations

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Debt Obligations	$500,000	$500,000	$—	$—	$—
Operating Lease Obligations (*)	149,100	39,300	109,800	—	—
Total	$649,100	$539,300	$109,800	$—	$—

(*) Operating lease obligations include utilities payable to the landlord under the lease.

Recent Technical Accounting Pronouncements

In April 2011, FASB issued ASU “011-02, "Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring." ASU 2011-02 provides amendments to Topic 310 to clarify which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The adoption of this guidance did not have a material impact on the Company’s consolidated financials statements.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a "qualitative" assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financials statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The ASU is intended to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. This guidance adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (AOCI). It does not amend any existing requirements for reporting net income or OCI in the financial statements. The standard is effective prospectively for public entities for annual and interim reporting periods beginning after December 15, 2012. Private companies may adopt the standard one year later but early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financials statements.

Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is a “smaller reporting company” as defined by Regulation S-K and as such, is not required to provide the information contained in this item pursuant to Regulation S-K.

Item 8. Financial Statements

The consolidated financial statements of the Company required by this item are set forth beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

1.	Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

2.	Internal Control over Financial Reporting

(a)	Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting is supported by written policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

The Company's internal control system was designed to provide reasonable assurancesto the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Our executive officers and directors and their respective ages are as follows:

Name	Age	Position

Assaf Ran	47	Founder, Chairman of the Board, Chief Executive Officer, and President

Vanessa Kao	35	Chief Financial Officer, Vice President, Treasurer and Secretary

Michael Jackson (1)	48	Director
Phillip Michals (1)	43	Director
Eran Goldshmit (1)	46	Director
Mark Alhadeff	49	Director

Lyron Bentovim(2)	43	Director

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

Set forth below is a brief description of the background and business experience of our executive officers and directors:

Assaf Ran, our founder, has been our Chief Executive Officer and President since our inception in 1989. Mr. Ran has 24 years of senior management experience leading public and private directories businesses. Mr. Ran started several yellow page businesses from the ground up and managed to make each one of them successful. Mr. Ran’s professional experience and background with us, as our director since March 1999, have given him the expertise needed to serve as one of our directors.

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

Eran Goldshmit has been a member of our Board since March 1999. Mr. Goldshmit received certification as a financial consultant in February 1993 from the School for Investment Consultants, Tel Aviv, Israel, and a BA in business administration from the University of Humberside, England, in December 1998. From December 1998 until July 2001, Mr. Goldshmit has been the general manager of the Carmiel Shopping Center in Carmiel, Israel. Since August 2001, he has been the president of the New York Diamond Center, New York, NY. Mr. Goldshmit’s professional experience and background with other companies and with us have given him the expertise needed to serve as one of our directors.

Mark Alhadeff has been a member of our Board since December 2005. Mr. Alhadeff also served as the Chief Technology Officer of DAG Interactive, Inc. until it was dissolved in June 2010. Mr. Alhadeff is the co-founder of Ocean-7 Development, Inc., a technology corporation in the business of providing programming services as well as web development services and database solutions. Mr. Alhadeff has been Ocean-7’s President since its formation in 1999. Prior to founding Ocean-7, Mr. Alhadeff served as a consultant to various publishers, worked as an art director and was actively involved in creating and implementing the transition to digital production methodologies before they became common industry practice. Mr. Alhadeff is a Stony Brook University graduate. Mr. Alhadeff’s business experience and background with other companies and with us have given him the expertise needed to serve as one of our directors.

Lyron Bentovim has been a member of our Board since December 2008. Mr. Bentovim currently serves as a strategic, financial and operations advisor to companies, foundations and partnerships. From August 2009 until July 2012, Mr. Bentovim has served as the Chief Operating Officer and the Chief Financial Officer of Sunrise Telecom Inc, a leader in test and measurement solutions for telecom, wireless and cable networks. Prior to joining Sunrise Telecom Inc. since January 2002, Mr. Bentovim has been a Portfolio Manager for Skiritai Capital LLC, an investment advisor based in San Francisco. Mr. Bentovim has over 20 years of industry experience, including his experience as a member of the board of directors at RTW Inc., Ault Inc, Top Image Systems, Three-Five Systems Inc., Sunrise Telecom Incorporated, and Argonaut Technologies Inc. Prior to his position in Skiritai Capital LLC, Mr. Bentovim served as the President, COO, and co-founder of WebBrix Inc. Additionally; Mr. Bentovim spent time as a Senior Engagement Manager with strategy consultancies USWeb/CKS, the Mitchell Madison Group LLC and McKinsey & Company Inc. Mr. Bentovim has a MBA from Yale School of Management and a Law degree from the Hebrew University. Mr. Bentovim's professional experience and background with other companies and with us have given him the expertise needed to serve as one of our directors.

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

To the best of our knowledge, based solely on review of the copies of such forms furnished to us, or written representations that no other forms were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent (10%) stockholders were complied with during 2012.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions. This code of ethics is posted on our web site at www.manhattanbridgecapital.com.

Audit Committee

We currently have a separately-designated standing Audit Committee of the Board which was established in compliance with Section 3(a)(58)(A) of the Exchange Act. The members of our Audit Committee are Michael J. Jackson, Phillip Michals, Eran Goldshmit and Lyron Bentovim. The Board has determined that Michael Jackson, the chairman of the Audit Committee, is qualified as an Audit Committee Financial Expert pursuant to Item 407(d)(5) of Regulation S-K. Each of the Audit Committee members is independent, as that term is defined in Section 10A(m)(3) of the Exchange Act, and their relevant experience is more fully described above.

Stockholder Communications

The Board has established a process to receive communications from stockholders. Stockholders and other interested parties may contact any member (or all members) of the board, or the non-management directors as a group, any Board committee or any chair of any such committee by mail or electronically. To communicate with the board of directors, any individual director or any group or committee of directors, correspondence should be addressed to the board of directors or any such individual director or group or committee of directors by either name or title. All such correspondence should be sent c/o Corporate Secretary at 60 Cutter Mill Road, Great Neck, NY 11021.

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

Item 11. Executive Compensation

The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the years ended December 31, 2012 and 2011 by Assaf Ran our chief executive officer (the ‘‘named executive officer’’) and sole executive officer whose salary during the last completed fiscal year exceeded $100,000.

Summary Compensation Table

Name and				Stock Awards	Option Awards	Non Equity Incentive plan Compen-	Non- qualified Deferred Compen- sation	All Other Compen- sation
Principal Position	Year	Salary ($)	Bonus ($)	($) (1)	($) (1)	sation ($)	Earning ($)	($) (2)	Total ($)
Assaf Ran
Chief	2012	$225,000	$65,000	$—	$—	$6,750	—	$6,750	$296,750
Executive Officer and President	2011	$225,000	$65,000	$195,968	$ —(3)	$6,750	—	$6,750	$492,718
(1)	Grant date fair market value calculated in accordance with ASC Topic 718. The assumptions underlying valuation of equity awards are set forth in Note 11 to financial statements included elsewhere in this report.
(2)	Company’s matching contributions are made pursuant to a simple master IRA plan.
(3)	Options with an aggregate grant date fair market value calculated in accordance with ASC Topic 718 for 2011 of $118,879, were forfeited by Mr. Ran in accordance with the Restricted Shares Agreement (defined below).

Employment Contracts

In March 1999, we entered into an employment agreement with Assaf Ran, our President and Chief Executive Officer pursuant to which: (i) Mr. Ran’s employment term renews automatically on June 30th of each year for successive one-year periods unless either party gives to the other written notice at least 180 days prior to June 30th of its intention to terminate the agreement; (ii) Mr. Ran receives an annual base salary of $225,000 and annual bonuses as determined by the Compensation Committee of the Board, in its sole and absolute discretion, and is eligible to participate in all executive benefit plans established and maintained by us; and (iii) Mr. Ran agreed to a one-year non-competition period following the termination of his employment.

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

In connection with the Compensation Committee’s approval of the foregoing grant of Restricted Shares, the Compensation Committee consulted with and obtained the concurrence of independent compensation experts and informed Mr. Ran that it had no present intention of continuing its prior practice of annually awarding stock options to Mr. Ran as CEO. Also, Mr. Ran advised the Compensation Committee that he would not seek future stock option grants.

The grant of Restricted Shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The stock certificates for the Restricted Shares were imprinted with restrictive legends and are held in escrow until vesting occurs.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards by the named executive officer as of December 31, 2012.

Name	Year	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Assaf Ran	2008	70,000		$1.01	3/13/2013	—	—
Chief Executive	2009	140,000	(1)	$0.74	3/18/2014	—	—
Officer and	2011					1,000,000	1,090,000	(2)(3)
President

(1)	In accordance with the Restricted Stock Agreement, Mr. Ran agreed not to exercise the Remaining Options. Until their expiration, Mr. Ran will be required to forfeit approximately 4.76 Restricted Shares for each share of common stock issued upon any exercise of the Remaining Options. In connection with the Compensation Committee’s approval of the grant of Restricted Shares, the Compensation Committee consulted with and obtained the concurrence of independent compensation experts and informed Mr. Ran that it had no present intention of continuing its prior practice of annually awarding stock options to Mr. Ran as CEO. Also, Mr. Ran advised the Compensation Committee that he would not seek future stock option grants.

(2)	Calculated based on the closing market price of $1.09 (at December 31, 2012), at the end of the last completed fiscal year.

(3)	Mr. Ran may not sell, convey, transfer, pledge, encumber or otherwise dispose of the Restricted Shares until the earliest to occur of the following: (i) September 9, 2026, with respect to 1/3 of the Restricted Shares, September 9, 2027 with respect to an additional 1/3 of the Restricted Shares and September 9, 2028 with respect to the final 1/3 of the Restricted Shares; (ii) the date on which Mr. Ran’s employment is terminated by us for any reason other than for “Cause;” or (iii) on a Risk Termination Date. If at any time prior to a Risk Termination Date Mr. Ran’s employment is terminated by us for Cause or Mr. Ran voluntarily terminates his employment for any reason other than death or disability, Mr. Ran will forfeit that portion of the Restricted Shares which have not previously vested.

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

Director Compensation

Name	Fees Earned or Paid in Cash	Option Awards ($)
(a)	($)	(1)	Total ($)
Michael Jackson (2)	$3,600	$4,304 (2)	$7,904
Phillip Michals(2)	$3,600	$4,304 (2)	$7,904
Eran Goldshmit (2)	$3,000	$4,304 (2)	$7,304
Mark Alhadeff	—	—	—
Lyron Bentovim (2)	$3,600	$4,304 (2)	$7,904

(1)  Consists of stock options. Valuation is based on ASC Topic 718. The assumptions underlying valuation of equity awards are set forth in Note 11 to financial statements included elsewhere in this report.

(2)  Represents stock option awards to purchase 7,000 shares of our common stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table, together with the accompanying footnotes, sets forth information, as of March 22, 2013, regarding the beneficial ownership of our common stock by all persons known by us to beneficially own more than 5% of our outstanding common stock, each named executive officer, each director, and all of our directors and officers as a group:

Name of Beneficial Owner (1)	Title of Class	Amount and Nature of Beneficial Ownership (2)	Percentage of Class

Executive Officers and Directors
Assaf Ran (3)	Common	2,501,000	58.59%
Michael Jackson (4)	Common	35,000	*
Phillip Michals (4)	Common	55,000	1.28%
Eran Goldshmit (4)	Common	35,000	*
Mark Alhadeff	Common	60,000	1.41%
Lyron Bentovim (4)	Common	56,958	1.32%
All officers and directors as a group (7 persons) (5)	Common	2,744,958	62.24%

* Less than 1%

(1)	Unless otherwise provided, the address of each of the individuals above is c/o Manhattan Bridge Capital, Inc., 60 Cutter Mill Road, Great Neck, New York 11021.

(2)	A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from March 22, 2013 upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from March 22, 2013 have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on 4,268,459 shares outstanding on March 22, 2013.

(3)	Includes 1,000,000 Restricted Shares granted to Mr. Ran on September 9, 2011, upon stockholders approval at the Company’s 2011 annual meeting of stockholders. Mr. Ran may not sell, convey, transfer, pledge, encumber or otherwise dispose of the Restricted Shares until the earliest to occur of the following: (i) September 9, 2026, with respect to 1/3 of the Restricted Shares, September 9, 2027 with respect to an additional 1/3 of the Restricted Shares and September 9, 2028 with respect to the final 1/3 of the Restricted Shares; (ii) the date on which Mr. Ran’s employment is terminated by us for any reason other than for “Cause;” or (iii) on a Risk Termination Date. If at any time prior to a Risk Termination Date Mr. Ran’s employment is terminated by us for Cause or Mr. Ran voluntarily terminates his employment for any reason other than death or disability, Mr. Ran will forfeit that portion of the Restricted Shares which have not previously vested.

(4)	Includes 35,000 shares underlying options.

(5)	Includes an aggregate of 142,000 shares underlying options beneficially owned by officers and directors as a group.

Equity Compensation Plan Information

On June 23, 2009 the Company adopted the 2009 Stock Option Plan (the “Plan”) which replaced the 1999 Stock Option Plan as amended (the “Prior Plan”), which expired in May of 2009. Options granted under the Prior Plan remain outstanding until expired, exercised or cancelled.

The following table summarizes the (i) options granted under the Prior Plan, (ii) options granted under the Plan, and (iii) options granted outside the Company’s plans, as of December 31, 2012. The shares covered by outstanding options and warrants are subject to adjustment for changes in capitalization, stock splits, stock dividends and similar events.

	Equity Compensation Plan Table
	Number of securities(1) to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities(1) remaining available for future issuance under equity compensation plans
Equity Compensation Plans Approved By Security Holders
Grants under the Company’s 1999 Stock Option Plan	238,000 (2)	$0.83	0
Grants under the Company’s 2009 Stock Option Plan	117,000	$1.12	283,000
Equity Compensation Plans Not Requiring Approval By Security Holders
Aggregate Individual Option Grants	20,000	$2.50	N/A
Total	375,000	$1.01	283,000

(1)	Reflect shares of Company common stock.

(2)	210,000 of these options are the Remaining Options held by Mr. Ran which he has agreed not to exercise in accordance with the Restricted Stock Agreement (See Item 11).

The Aggregate Individual Option Grants referred to in the table above include 5-year warrants exercisable for 20,000 shares of common stock of the Company at an exercise price of $2.50 per share beginning on December 28, 2010. The warrants were granted on December 28, 2010 to Paulson Investment Company Inc., the placement agent, in connection with the Company’s private placement of senior secured notes. (See Note 8 to the financial statements).

Item 13. Certain Relationships and Related Transactions and Director Independence

In 2011, Mr. Ran made four separate loans to the Company in amounts ranging from $20,000 to $100,000, at an interest rate of 12% per annum. All of these loans were repaid by the Company as of December 31, 2011. The aggregate interest expense for these loans was $455.

In 2012, Mr. Ran made seven separate loans to the Company in amounts ranging from $25,000 to $115,000, bearing interest at rates ranging from 6% to 12%, per annum. All of these loans were repaid by the Company as of December 31, 2012. The aggregate interest expense for these loans was $3,942.

In January 2013, Mr. Ran, made two loans to the Company in the aggregate amount of $175,000, at an interest rate of 6%, per annum. Both loans were repaid in full by the Company on February 4, 2013.

Director Independence

Our Board is comprised of Assaf Ran, Michael J. Jackson, Phillip Michals, Eran Goldshmit, Mark Alhadeff, and Lyron Bentovim.

The Board has determined, in accordance with Nasdaq’s listing standards, that: (i) Messrs. Jackson, Michals, Goldshmit and Bentovim (the “Independent Directors”) are independent and represent a majority of its members; (ii) Messrs. Jackson, Michals, Goldshmit and Bentovim, as the sole members of the Audit Committee, are independent for such purposes; and (iii) Messrs. Jackson, Michals and Goldshmit, as the sole members of the Compensation Committee, are independent for such purposes.

In determining director independence, our Board applies the independence standards set by the NASDAQ. In its application of such standards the Board takes into consideration all transactions with Independent Directors and the impact of such transactions, if any, on any of the Independent Directors’ ability to continue to serve on our Board. To that end, for the fiscal year ended 2012, our Board considered the options awarded to the Independent Directors disclosed above in “Item 11 – Executive Compensation – Director Compensation” and determined that those transactions were within the limits of the independence standards set by the NASDAQ and did not impact their ability to continue to serve as Independent Directors.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed by our principal accounting firm, Hoberman, Goldstein & Lesser, P.C, for the fiscal years ended December 31, 2012 and 2011 are as follows:

(a)	Audit Fees

2012

The aggregate fees incurred during 2012 for Hoberman, Goldstein & Lesser, P.C, our principal accountant, were $57,250, covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2012.

2011

The aggregate fees incurred during 2011 for Hoberman, Goldstein & Lesser, P.C, our principal accountant, were $54,500, covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2011.

(b)	Audit-Related Fees

There were no audit-related fees billed by Hoberman, Goldstein & Lesser, P.C, our principal accountant during 2012 or 2011.

(c)	Tax Fees

Tax fees of $2,750 were billed by our principal accountants in 2012 for preparing the 2011 tax return.

Tax fees of $2,500 were billed by our principal accountants in 2011 for preparing the 2010 tax return.

(d)	All Other Fees

Our principal accountants billed $1,750 in 2011 for consultation, research, discussions with SEC counsel and the Company regarding the granting of the Restricted Shares, stock option swap and related deferred taxes. No other fees, beyond those disclosed in this Item 14 were billed in 2012 and 2011.

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

The percentage of hours expended on audit by persons other than our principal accountant’s full time, permanent employees, did not exceed 50%.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements - See Index to Financial Statements on page F-1.

2. Financial Statement Schedules – See (c) below.

3. Exhibits – See (b) below.

(b)	Certain of the following exhibits were filed as Exhibits to the registration statement on form SB-2, Registration No. 333-74203 and amendments thereto (the "Registration Statement") filed by the Registrant under the Securities Act of 1933, as amended, or the reports filed under the Securities and Exchange Act of 1934, as amended, and are hereby incorporated by reference.

Exhibit No.	Description

3.1(a)	Certificate of Incorporation of the Company (1)
3.1(b)	Certificate of Amendment of the Certificate of Incorporation (6)
3.1(c)	Certificate of Change (5)
3.2	By-laws of the Company (1)
4.1	Specimen Stock Certificate (2)
4.2	Form of Underwriter’s Warrant (1)
10.1**	Employment Agreement dated March 1, 1999 by and between Assaf Ran and the Company (1)
10.2	Web Site Company Formation, Development and Services Agreement dated December 5, 2005 by and between Manhattan Bridge Capital, Inc. and Ocean-7 Development, Inc. (3)
10.3	Lease Agreement by and between the Company and Majestic Neck Corp. for the premises located at 60 Cutter Mill Road, Great Neck, New York 11021. (4)
10.4*	Form of the Company’s 2009 Stock Option Plan, as amended (7)
10.5	Line of Credit Agreement, dated May 2, 2012, between the Company and Sterling National Bank (8)
10.6	Amendment Agreement, dated January 31, 2013, between the Company, Assaf Ran and Sterling National Bank (9)
23.1	Consent of Hoberman, Goldstein & Lesser, P.C., dated March 22, 2013. (filed herewith)
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act (filed herewith)
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act (filed herewith)
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act (furnished herewith)
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act (furnished herewith)

101.INS*€	XBRL Instance Document

Exhibit No.	Description

101.CAL*€	XBRL Taxonomy Extension Schema Document

101.SCH*€	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*€	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*€	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*€	XBRL Taxonomy Extension Definition Linkbase Document

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

(1)	Previously filed as exhibit to Form SB-2 on March 10, 1999 and incorporated herein by reference .

(2)	Previously filed as exhibit to Form SB-2/A on April 23, 1999 and incorporated herein by reference .

(3)	Previously filed as exhibit to Form 8-K on December 12, 2005 and incorporated herein by reference.

(4)	Previously filed as exhibit to Form 8-K on June 13, 2011 and incorporated herein by reference.

(5)	Previously filed as exhibit to Form 8-K on July 24, 2008 and incorporated herein by reference .

(6)	Previously filed as Appendix A to Schedule 14A on May 14, 2010 and incorporated herein by reference.

(7)	Previously filed as Appendix A to Schedule 14A on August 5, 2011 and incorporated herein by reference.

(8)	Previously filed as exhibit to Form 8-K on May 7, 2012 and incorporated herein by reference .

(9)	Previously filed as exhibit to Form 8-K on February 19, 2013 and incorporated herein by reference .

(c)	No financial statement schedules are included because the information is either provided in the financial statements or is not required under the related instructions or is inapplicable and such schedules therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Manhattan Bridge Capital, Inc.

By:	/s/ Assaf Ran
Assaf Ran, President, Chief Executive Officer and Chairman of the Board of Directors

Date: March 22, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 22, 2013:

Signature	Date	Title

/s/ Assaf Ran	March 22, 2013	President, Chief Executive Officer
Assaf Ran		and Chairman of the Board of Directors (principal executive officer)

/s/ Vanessa Kao	March 22, 2013	Chief Financial Officer (principal
Vanessa Kao		financial and accounting officer)

/s/ Phillip Michals	March 22, 2013	Director
Phillip Michals

/s/ Eran Goldshmit	March 22, 2013	Director
Eran Goldshmit

/s/ Michael Jackson	March 22, 2013	Director
Michael Jackson

/s/ Mark Alhadeff	March 22, 2013	Director
Mark Alhadeff

/s/ Lyron Bentovim	March 22, 2013	Director
Lyron Bentovim

MANHATTAN BRIDGE CAPITAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Manhattan Bridge Capital, Inc.

We have audited the accompanying consolidated balance sheets of Manhattan Bridge Capital, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2012. Manhattan Bridge Capital, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Manhattan Bridge Capital, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Hoberman, Goldstein & Lesser, CPA’s, P.C.

New York, New York

March 20, 2013

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

	2012	2011

Assets
Current assets:
Cash and cash equivalents	$240,693	$221,905
Short term loans receivable	11,022,866	6,916,090
Interest receivable on loans	160,342	109,905
Other current assets	18,903	16,463
Total current assets	11,442,804	7,264,363

Investment in real estate	146,821	146,821
Long term loans receivable	2,601,500	2,498,262
Property and equipment, net	0	588
Security deposit	6,491	6,349
Investment in privately held company, at cost	100,000	100,000
Deferred financing costs	41,735	72,788

Total assets	$14,339,351	$10,089,171

Liabilities and Stockholders’ Equity
Current liabilities:
Short term loans	$1,399,465	$1,159,465
Line of credit	3,500,000	—
Senior secured notes	500,000	—
Accounts payable and accrued expenses	70,403	60,072
Deferred origination fees	122,242	112,780
Income taxes payable	268,256	168,786
Total current liabilities	5,860,366	1,501,103
Long term liabilities:
Senior secured notes	—	500,000
Total liabilities	5,860,366	2,001,103

Commitments and contingencies
Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; no shares issued	—	—
Common shares - $.001 par value; 25,000,000 authorized; 4,405,190 issued; 4,298,059 and 4,324,459 outstanding	4,405	4,405
Additional paid-in capital	9,687,159	9,656,280
Treasury stock, at cost - 107,131 and 80,731 shares	(269,972)	(241,400)
Accumulated deficit	(942,607)	(1,331,217)
Total stockholders’ equity	8,478,985	8,088,068

Total liabilities and stockholders’ equity	$14,339,351	$10,089,171

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

	2012	2011
Interest income from loans	$1,475,800	$1,141,531
Origination fees	339,767	258,917
Total Revenue	1,815,567	1,400,448
Operating costs and expenses:
Interest and amortization of debt service costs	280,654	156,769
Referral fees	6,133	7,897
General and administrative expenses	864,398	866,705
Total operating costs and expenses	1,151,185	1,031,371

Income from operations	664,382	369,077

Other income (Note 5)	27,548	79,329
Income before income tax expense	691,930	448,406
Income tax expense	(303,320)	(191,882)
Net income	$388,610	$256,524

Basic and diluted net income per common share outstanding:
—Basic	$0.09	$0.07
—Diluted	$0.09	$0.07
Weighted average number of common shares outstanding
—Basic	4,320,050	3,634,048
—Diluted	4,326,329	3,646,074

The accompanying notes are an integral part of these consolidated financial statements

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Totals

	Shares	Amount		Shares	Cost
Balance, January 1, 2011	3,405,190	$3,405	$9,588,849	80,731	$(241,400)	$(1,587,741)	$7,763,113
Non cash compensation			68,431				68,431
Grant of restricted shares	1,000,000	1,000	(1,000)
Net income for the year ended December 31, 2011						256,524	256,524
Balance, December 31, 2011	4,405,190	4,405	9,656,280	80,731	(241,400)	(1,331,217)	8,088,068
Non cash compensation			30,879				30,879
Purchase of treasury shares				26,400	(28,572)		(28,572)
Net income for the year ended December 31, 2012						388,610	388,610
Balance, December 31, 2012	4,405,190	$4,405	$9,687,159	107,131	$(269,972)	$(942,607)	$8,478,985

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

	2012	2011
Cash flows from operating activities:
Net income	$388,610	$256,524
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	47,078	36,395
Depreciation	588	1,837
Non cash compensation expense	30,879	68,431
Changes in operating assets and liabilities
Interest receivable on loans	(50,437)	(18,312)
Other current and non current assets	(2,582)	8,130
Accounts payable and accrued expenses	10,331	3,667
Deferred origination fees	9,462	36,352
Income taxes payable	99,470	(11,727)
Net cash provided by operating activities	533,399	381,297

Cash flows from investing activities:
Investment in real estate (net of proceeds of $528,179 from partial exercises of options - see Note 5)	—	(146,821)
Issuance of short term loans	(15,173,500)	(8,512,537)
Collections received from loans	10,963,486	7,254,478
Net cash used in investing activities	(4,210,014)	(1,404,880)

Cash flows from financing activities:
Proceeds from loans and line of credit, net	3,740,000	859,465
Purchase of treasury shares	(28,572)	—
Deferred financing costs incurred	(16,025)	—
Net cash provided by financing activities	3,695,403	859,465

Net increase (decrease) in cash and cash equivalents	18,788	(164,118)

Cash and cash equivalents, beginning of year	221,905	386,023

Cash and cash equivalents, end of year	$240,693	$221,905

Supplemental Cash Flow Information:
Taxes paid during the year	$203,850	$203,727
Interest paid during the year	$234,835	$120,375

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 and 2011

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

Principles of Consolidation

The consolidated financial statements include the accounts of Manhattan Bridge Capital, Inc., and its wholly-owned subsidiaries DAG Funding Solutions, Inc.(“DAG Funding”), MBC Funding I, Inc. (“MBC Funding”) and 1490-1496 Hicks, LLC (“Hicks LLC”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Credit risks associated with short term commercial loans the Company makes to small businesses and related interest receivable are described in Note 4 entitled Commercial Loans.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful economic lives of the assets, ranging from three to five years.

Impairment of long- lived assets

The Company continually monitors events or changes in circumstances that could indicate carrying amounts of long lived assets, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted cash flows is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. There was no impairment to the carrying value of property and equipment during the years ended December 31, 2012 or 2011.

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

Deferred Financing Costs

Costs incurred in connection with the Company’s senior secured notes, as discussed in Note 8 are being amortized over the term of the notes, using the straight-line method. Costs incurred in connection with the Company’s line of credit, as discussed in Note 7, are being amortized over one year, using the straight-line method.

Earnings Per Share (“EPS”)

Basic and diluted earnings per share are calculated in accordance with ASC 260 “Earnings Per Share”. Under ASC 260, basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share include the potential dilution from the exercise of stock options and warrants for common shares using the treasury stock method.

The numerator in calculating both basic and diluted earnings per common share for each year is the reported net income. The denominator is based on the following weighted average number of common shares:

	Years ended December 31,
	2012	2011
Basic weighted average common shares outstanding	4,320,050	3,634,048
Incremental shares for assumed exercise of options	6,279	12,026
Diluted weighted average common shares outstanding	4,326,329	3,646,074

345,721 and 331,974 vested options were not included in the diluted earnings per share calculation for the years ended December 31, 2012 and 2011, respectively, either because their effect would have been anti-dilutive, or because they are being held in escrow (See Note 12).

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

The stock based compensation expense for the years ended December 31, 2012 and 2011 also includes the amortization of the fair value of the restricted shares granted on September 9, 2011, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value will be amortized over 15 years (See Note 12).

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

Recent Accounting Pronouncements

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a "qualitative" assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financials statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The ASU is intended to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. This guidance adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (AOCI). It does not amend any existing requirements for reporting net income or OCI in the financial statements. The standard is effective prospectively for public entities for annual and interim reporting periods beginning after December 15, 2012. Private companies may adopt the standard one year later but early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financials statements.

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

Cash equivalents and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy.  The Company’s Level 1 investments are valued using quoted market prices in active markets.  The Company’s Level 2 investments are valued using broker or dealer quotations for similar assets and liabilities.  As of December 31, 2012 and 2011 the Company’s Level 1 investments consisted of cash and money market accounts in the amount of approximately $241,000 and $222,000, respectively, and were recorded as cash and cash equivalents in the Company’s consolidated balance sheets.

4.	Commercial Loans

Short Term Loans Receivable

The Company offers short-term secured non–banking loans to real estate investors (also known as hard money) to fund their acquisition and construction of properties located in the New York Metropolitan area. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the businesses. The loans are generally for a term of one year. The short term loans are initially recorded, and carried thereafter, in the financial statements at cost. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term. For the years ended December 31, 2012 and 2011 the total amounts of $15,173,500 and $8,512,537, respectively, have been lent, offset by collections received from borrowers, under the commercial loans in the amount of $10,963,486 and $7,254,478, respectively. Loans ranging in size from $30,000 to $1,000,000 were concluded at stated interest rates of 12% to 15%, but often at higher effective rates based upon points or other up-front fees.

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

At December 31, 2012, the Company was committed to an additional $2,009,500 in construction loans that can be drawn by the borrower when certain conditions are met.

At December 31, 2012, the Company has made loans to five different entities in the aggregate amount of $1,570,000, none of which are long term loans receivable. One individual holds one hundred percent interest in each of the entities. The individual has no relationship to any of the officers or directors of the Company.

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

At December 31, 2012 and 2011, no one entity has loans outstanding representing more than 10% of the total balance of the loans outstanding.

Some of the loans in the Company’s portfolio at December 31, 2012, were jointly funded by the Company and an unrelated entity during the year ended December 31, 2012, for aggregate loans of $510,000. The accompanying balance sheet includes the Company’s portion of the loans in the amount of $255,000. There were no jointly funded loans at December 31, 2011.

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

Long Term Loans Receivable

During the year ended December 31, 2011, management determined to reclassify a portion of the Company’s short term loans to long term loans receivable. Long term loans receivable comprise the loans that were extended beyond the original maturity dates, unless it is clear that the loan will be paid back by December 31, 2013. At December 31, 2012, the Company’s loan portfolio consists of approximately $11,023,000 short term loans receivable and approximately $2,602,000 long term loans receivable.

Of the long term loans receivable, approximately $89,000 have repayment terms, extending through the year ended December 31, 2017, while the remainder of the loans, by their terms, are due through December 31, 2013.

Credit Risk

Credit risk profile based on loan activity as of December 31, 2012 and 2011:

Performing loans	Developers- Residential	Developers- Commercial	Developers Mixed Used	Total outstanding loans
December 31, 2012	$12,169,366	$400,000	$1,055,000	$13,624,366
December 31, 2011	$8,725,367	$78,985	$610,000	$9,414,352

At December 31, 2012, the Company’s commercial loans include loans in the amount of $499,666, $567,200, $750,000 and $1,537,500, originally due in 2009, 2010, 2011 and 2012, respectively. At December 31, 2011, the Company’s commercial loans include loans in the amount of $521,700, $1,702,200 and $955,000, originally due in 2009, 2010 and 2011, respectively. In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans. Accordingly, at December 31, 2012 and 2011, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof included in operations for the years then ended. Subsequent to the balance sheet date, $2,830,666 of commercial loans, of which $160,000 is included in long term loans receivable, outstanding at December 31, 2012 were paid off.

5.	Investment in Real Estate

On March 21, 2011, the Company purchased three 2-family buildings located in the Bronx, New York for $675,000, including related costs, and sold to the seller a one year option to buy back the properties for the same price. The buy back option was sold for $3,900, plus a monthly fee of $10,530 payable to the Company by the option holder for the life of the option. On September 28, 2011, the option holder exercised the option to buy back one of the properties for $380,679. The Company had received an aggregate of $70,590 from the sale of the option prior to the partial exercise and, on October 1, 2011, issued a one year option for the two remaining properties at an exercise price of $294,321 with a monthly option fee of $4,591 (the “New Option”.) The New Option supersedes the buy back option issued in March 2011. On October 21, 2011, the option holder partially exercised the New Option to buy back one of the two remaining properties for $147,500. After the partial exercise of the New Option, the option holder has a continuing option to purchase the one remaining property at an exercise price of $146,821 with a monthly option fee of $2,296. On October 1, 2012, the New Option was extended for an additional 6-month period.

Other income for the years ended December 31, 2012 and 2011, in the amount of $27,548 and $79,329, respectively, represents the fees generated from the seller buy back options.

6.	Property and Equipment

Property and equipment, at cost, consist of the following:

	December 31
	2012	2011
Office equipment	$20,744	$20,744
Less: Accumulated depreciation	(20,744)	(20,156)
Property and equipment, net	$0	$588

Depreciation expense was $588 and $1,837 for the years ended December 31, 2012 and 2011, respectively.

7.	Loans and Lines of Credit

Short Term Loans

During 2012, the Company received five separate short-term loans from three different entities, in the aggregate amount of $1,030,000, bearing interest at rates ranging from 10% to 14%, per annum. By the end of December 31, 2012, the Company repaid in full three of the five loans in the aggregate amount of $590,000.

During 2011, the Company received six separate short-term loans from five different entities, in the aggregate amount of $1,329,465, bearing interest at rates ranging from 8% to 14%, per annum. One of the loans in the amount of $170,000 was repaid in full by the Company in 2011. During 2012, one of the loans in the amount of $200,000 was repaid, and the other four loans were extended an additional year under the same terms.

At December 31, 2012, the outstanding balance of the short-term loans is $1,399,465, of which five of the loans are secured by certain of the Company’s short term loans, pursuant to a security agreement, and two of the loans are also personally guaranteed by our CEO.

Subsequent to the balance sheet date, the Company repaid in full one of the short-term loans received in 2012, in the amount of $240,000, at an interest rate of 14%, per annum.

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

On May 2, 2012, the Company entered into a one-year revolving Line of Credit Agreement with Sterling National Bank pursuant to which the Bank has agreed to advance up to $3.5 million (the “Sterling Credit Line”) against assignments of mortgages and other collateral. The Sterling Credit Line was conditioned on an unlimited personal guarantee from Assaf Ran, the Company’s CEO, and requires the maintenance of certain non-financial covenants including limitations on the percentage of loans outstanding in excess of one year, loans made to affiliated groups and the extent of construction loans made by the Company. The interest rate on the Sterling Credit Line is 2% in excess of the Wall Street Journal prime rate (3.25% at December 31, 2012), but in no event less than 6%, per annum, on the money in use. Total initiation costs for the Sterling Credit Line were approximately $16,000. These costs are being amortized over one year, using the straight-line method. The amortization costs for the year ended December 31, 2012 were $10,683. At December 31, 2012, the outstanding balance of the Sterling Credit Line is $3,500,000.

On January 31, 2013, the Company entered into an amendment to the Line of Credit Agreement with Sterling National Bank to increase the Sterling Credit Line from $3,500,000 to $5,000,000, under the same terms as the original line of credit.

8.	Senior Secured Notes

On December 28, 2010, MBC Funding completed a $500,000 private placement of three-year 6.63% senior secured notes. As collateral for these notes, MBC has agreed to assign to MBC Funding the mortgages and related notes that it holds as a creditor in the aggregate amount of no less than $750,000. Pursuant to the agreement, MBC has also guaranteed the repayment of the notes. The notes require quarterly payments of interest only through the expiration date in December 2013, at which time the notes become due. The private placement was the initial tranche of a $5,000,000 offering which expired on March 31, 2011, which is no longer being marketed by the placement agent (Paulson).

Financing costs incurred in connection with the agreement totaled $109,183, including five year warrants (the “warrants”) to purchase 20,000 shares of the Company’s Common Stock issued to the underwriter at $2.50 per share, which were valued at $11,683. These costs are amortized over the life of the senior secured notes. The amortization costs for each of the years ended December 31, 2012 and 2011 were $36,395.

9.	Income Taxes

Income tax expense (benefit) consists of the following:

	2012	2011
Current Taxes:
Federal	$241,995	$129,136
State	61,325	62,746
	303,320	191,882

Deferred taxes:
Federal	—	—
State	—	—
	—	—
Income tax expense	$303,320	$191,882

Deferred tax assets consist of the following:

	2012	2011
Deferred tax assets:
Compensation expense - other	$7,838	$27,982
Compensation expense - restricted stocks	86,226	84,266

Deferred tax assets	94,064	112,248
Less: valuation allowance	$(94,064)	$(112,248)
	—	—

The Company has a capital loss carryover of $418,157, a portion of which it expects to utilize to offset its other income in the amount of $27,548, in connection with the filing of its income tax returns for the year ended December 31, 2012. The remaining capital loss carryover expires through 2015.

The income tax expense (benefit) differs from the amount computed using the federal statutory rate of 34% as a result of the following:

Year Ended December 31,	2012	2011
Federal Statutory Rate	34%	34%
State and local income tax expense (benefit), net of federal tax effect	9%	14%
Valuation allowance	—	—
State and local franchise taxes	—	—
Other	1%	(5)%
Income tax expense (benefit)	44%	43%

The Company evaluates tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more likely than not” of being sustained by the applicable tax authorities. Tax positions not deemed to meet the more likely than not threshold are recorded as tax benefits or expenses in the current year. Management has analyzed the Company’s tax positions taken on Federal, state and local tax returns for all open tax years, and has concluded that no provision for Federal income tax is required in the Company’s financial statements. The Company reports interest and penalties as income tax expense, which amounted to approximately $7,400 and $12,000 for the years ended December 31, 2012 and 2011, respectively.

The Company is no longer subject to U.S. federal and state and local income tax examinations by tax authorities for years prior to 2009, as these tax years are closed.

10.	Simple IRA Plan

On October 26, 2000, the Board of Directors approved a Simple IRA Plan (the “IRA Plan”) for the purpose of attracting and retaining valuable executives. The IRA Plan was effective August 2000 with a trustee, which allows up to 100 eligible executives to participate. It is a “Matching Contribution” plan under which eligible executives may contribute up to 6% of their yearly salary, on a pre-tax basis (with a cap of $11,500), with the Company matching on a dollar-for-dollar basis up to 3% of the executives’ compensation (with a cap of $11,500). These thresholds are subject to change under notice by the trustee. The Company is not responsible for any other costs under this plan. For the years ended December 31, 2012 and 2011 the Company contributed $9,000 and $6,750, respectively, as matching contributions to the IRA Plan.

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

The maximum number of Common Shares reserved for the grant of awards under the Plan is 400,000, subject to adjustment as provided in Section 9 of the Plan. As of December 31, 2012, 327,000 options were granted, 210,000 options were cancelled, and 283,000 are available for grant under the 2009 stock option plan.

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

Share based compensation expense recognized under ASC 718 for the years ended December 31, 2012 and 2011 were $30,879 and 68,431, respectively.

The stock based compensation expense for the years ended December 31, 2012 and 2011 includes $13,065 and $3,355, respectively, of amortization of the fair value of the 1,000,000 restricted shares granted to the Company’s Chief Executive Officer on September 9, 2011 of $195,968, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value will be amortized over 15 years (See Note 12).

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average share assumptions used for grants in 2012 and 2011, respectively: (1) expected life of 5 years; (2) No annual dividend yield; (3) expected volatility 72.5% to 74.6%; and (4) risk free interest rate of 0.73% to 1.87%.

The following summarizes stock option activity for the years ended December 31, 2012 and 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	631,000	$1.41	2.21	$469,352
Granted in 2011	173,000	1.53
Exercised in 2011	—	—
Forfeited in 2011	(456,000)	1.80
Outstanding at December 31, 2011	348,000	$0.96	2.26	$177,253
Granted in 2012	28,000	1.02
Exercised in 2012	—	—
Forfeited in 2012	(21,000)	1.65
Outstanding at December 31, 2012	355,000	$0.92	1.62	$173,006

Vested and exercisable at December 31, 2011	344,000	$0.96	2.23	$174,856
Vested and exercisable at December 31, 2012	352,000	$0.92	1.60	$171,208

The weighted-average fair value of each option granted during the years ended December 31, 2012 and 2011, estimated as of the grant date using the Black-Scholes option-pricing model, was $0.61 per option and $0.82 per option, respectively.

Mr. Ran, our CEO, agreed not to exercise his 210,000 Remaining Options, which are vested and outstanding as of December 31, 2012, in accordance with the Restricted Stock Agreement (See Note 12).

A summary of the status of the Company’s nonvested shares as of December 31, 2012 and 2011, and changes during the years then ended is as presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Nonvested shares at January 1, 2011	96,334	$1.09	3.69
Granted	173,000	1.53	4.77
Forfeited (non vested)	(189,667)	1.56	—
Vested	(75,667)	0.92	3.21
Nonvested shares at December 31, 2011	4,000	$1.01	4.88
Granted	28,000	1.02	4.50
Vested	(29,000)	1.02	4.48
Nonvested shares at December 31, 2012	3,000	$1.01	3.88

140,000 out of the 189,667 forfeited (non vested) shares were granted and cancelled in 2011.

The following table summarizes information about stock options outstanding at December 31, 2012:

	Stock Option Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price
$ 0.50- $ 1.00	196,000	$0.78	1.21	196,000	$0.78
$ 1.01- $ 2.00	159,000	1.11	2.13	156,000	1.11
	355,000	$0.92	1.62	352,000	$0.92

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

13.	Stockholders’ Equity

On September 19, 2012, the Company adopted a stock buy-back program for the repurchase of up to 100,000 shares of the Company's common stock. As of December 31, 2012, the Company has purchased 26,400 common shares from this repurchase program, at an aggregate cost of approximately $28,600.

14. Commitments and Contingencies

Operating Leases

On June 9, 2011, the Company entered into a new lease agreement (the “Lease’) to relocate its corporate headquarters to 60 Cutter Mill Road, Great Neck, New York.  The Lease is for a term of five years and two months commencing June 2011 and ending August 2016.  The rent increases annually during the term and ranges from approximately $2,800 per month during the first year to approximately $3,200 per month during the fifth year.

At December 31, 2012, approximate future minimum rental, including utilities, payments under these commitments are as follows:

2013	$39,300
2014	40,300
2015	41,400
2016	28,100
Total	$149,100

Rent expense, including utilities, was approximately $38,000 and $49,000 in 2012 and 2011, respectively.

Employment Agreements

In March 1999, we entered into an employment agreement with Assaf Ran, our President and Chief Executive Officer. Mr. Ran’s employment term renews automatically on June 30th of each year for successive one-year periods unless either party gives 180 days written notice of its intention to terminate the agreement. Under the agreement, Mr. Ran receives an annual base salary of $75,000 and annual bonuses as determined by the Compensation Committee of the Board (the “Compensation Committee”), in its sole and absolute discretion, and is eligible to participate in all executive benefit plans established and maintained by us. Under the agreement, Mr. Ran agreed to a one-year non-competition period following the termination of his employment. In March 2003, the Compensation Committee approved an increase in Mr. Ran’s compensation to an annual base salary of $225,000. However, in 2008 and 2009, Mr. Ran agreed to a temporary reduction of his annual base salary by 75% and 55%, respectively, to $56,000 and $100,000. On June 21, 2010, Mr. Ran’s annual base salary was restored to the level of $225,000 per year.

Mr. Ran’s annual base compensation was $225,000, and a bonus of $65,000 for each of the years 2012 and 2011 which was approved by the Compensation Committee.

Derivative Action

The Company has been sued as a nominal defendant in a stockholder derivative action, Alan R. Kahn v. Assaf Ran, et al., Supreme Court of the State of New York, County of Nassau, filed against the members of its Board of Directors.  The plaintiff, who asserts that he was a stockholder of the Company at all pertinent times, alleges wrongdoing by the Board in a transaction in which Director and Chief Executive Officer, Assaf Ran, was granted certain shares of the Company’s restricted stock in exchange for giving up his rights in certain options that he had held at the time of the transaction.  Plaintiff contends that the Company was harmed by the transaction.  The Directors disagree with the plaintiff’s position that the transaction involved any wrongful conduct or that it harmed the Company in any way.  The court dismissed the original complaint, but gave plaintiff leave to file an amended complaint, which the plaintiff did.  The defendants moved to dismiss the amended complaint, but before the court ruled on that motion, the parties reached an agreement to settle the action, subject to approval of the court.  The terms of the settlement include the Company’s agreement to continue utilizing certain corporate governance matters that the Company had already implemented before the lawsuit was filed and would continue to implement regardless of the settlement agreement, and to pay Plaintiff’s counsel’s fees and expenses in an amount to be determined by the court, which amount shall not exceed $80,000. In addition, Assaf Ran will reiterate his commitment to extend his personal guarantee to the Company for up to $5 million. This commitment was available to the Company prior to the settlement agreement. The court has preliminarily approved the settlement, and the Company has provided notice of the settlement to stockholders, in order to provide them with an opportunity to object to the settlement if they choose to do so.  The court has scheduled a final hearing to address the fairness and reasonableness of the settlement for April 2, 2013.  If the court approves the settlement, it is anticipated that any fees and expenses that the court awards to plaintiff’s counsel will be paid by an officers’ and directors’ liability insurance policy, rather than by the Company.  If the court refuses to approve the settlement and the litigation went forward, any ruling in favor of the plaintiff in that event would result in an award that would be paid to the Company, not by the Company, because the litigation is a derivative action, not a direct action.

15.	Related Parties Transactions

In 2011, Mr. Ran made four separate loans to the Company in amounts ranging from $20,000 to $100,000, at an interest rate of 12% per annum. All of these loans were repaid by the Company as of December 31, 2011. The aggregate interest expense for these loans was $455.

In 2012, Mr. Ran made seven separate loans to the Company in amounts ranging from $25,000 to $115,000, bearing interest at rates ranging from 6% to 12%, per annum. All of these loans were repaid by the Company as of December 31, 2012. The aggregate interest expense for these loans was $3,942.

In January 2013, Mr. Ran, made two loans to the Company in the aggregate amount of $175,000, at an interest rate of 6%, per annum. Both loans were repaid in full by the Company on February 4, 2013.

