Form 10-Q
period 2013-03-31
MANHATTAN BRIDGE CAPITAL, INC
filed 2013-05-03
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________________ to ____________________________________

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

As of May 3, 2013, the Issuer had a total of 4,274,610 shares of Common Stock, $.001 par value, outstanding.

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

PART I.         FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$236,513	$240,693
Short term loans receivable	9,198,000	11,022,866
Interest receivable on loans	147,653	160,342
Other current assets	41,560	18,903
Total current assets	9,623,726	11,442,804

Investment in real estate	146,821	146,821
Long term loans receivable	3,336,000	2,601,500
Security deposit	6,491	6,491
Investment in privately held company, at cost	100,000	100,000
Deferred financing costs	28,631	41,735
Total assets	$13,241,669	$14,339,351

Liabilities and Stockholders’ Equity
Current liabilities:
Short term loans	$1,159,465	$1,399,465
Line of credit	2,700,000	3,500,000
Senior secured notes	500,000	500,000
Accounts payable and accrued expenses	57,630	70,403
Deferred origination fees	116,033	122,242
Income taxes payable	86,136	268,256
Total liabilities, all current	4,619,264	5,860,366

Commitments and contingencies
Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; no shares issued	—	—
Common shares - $.001 par value; 25,000,000 authorized; 4,412,190 and 4,405,190 issued; 4,275,459 and 4,298,059 outstanding	4,412	4,405
Additional paid-in capital	9,695,257	9,687,159
Treasury stock, at cost - 136,731 and 107,131 shares	(307,796)	(269,972)
Accumulated deficit	(769,468)	(942,607)
Total stockholders’ equity	8,622,405	8,478,985

Total liabilities and stockholders’ equity	$13,241,669	$14,339,351

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2013	2012

Interest income from loans	$444,779	$307,602
Origination fees	89,582	84,224
Total revenue	534,361	391,826

Operating costs and expenses:
Interest and amortization of debt service costs	102,646	41,141
Referral fees	596	2,129
General and administrative expenses	172,867	167,976
Total operating costs and expenses	276,109	211,246

Income from operations	258,252	180,580

Other income (Note 4)	6,887	6,887

Income before income tax expense	265,139	187,467
Income tax expense	(92,000)	(72,500)
Net income	$173,139	$114,967

Basic and diluted net income per common share outstanding:
—Basic	$0.04	$0.03
—Diluted	$0.04	$0.03

Weighted average number of common shares outstanding:
—Basic	4,283,218	4,324,459
—Diluted	4,295,658	4,331,998

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months ended March 31,
	2013	2012

Cash flows from operating activities:
Net income	$173,139	$114,967
Adjustments to reconcile net income to net cash (used in) provided by operating activities -
Amortization of deferred financing costs	13,104	9,099
Depreciation	0	161
Non cash compensation expense	3,416	3,416
Changes in operating assets and liabilities:
Interest receivable on loans	12,689	(2,823)
Other current and non current assets	(22,658)	(36,281)
Accounts payable and accrued expenses	(12,773)	10,704
Deferred origination fees	(6,209)	(5,745)
Income taxes payable	(182,120)	(22,551)
Net cash (used in) provided by operating activities	(21,412)	70,947

Cash flows from investing activities:
Issuance of short term loans	(2,853,500)	(2,776,500)
Collections received from loans	3,943,866	2,260,281
Net cash provided by (used in) investing activities	1,090,366	(516,219)

Cash flows from financing activities:
(Repayments of) proceeds from loans and line of credit, net	(1,040,000)	265,000
Purchase of treasury shares	(37,824)	—
Proceeds from exercise of stock options	4,690	—
Net cash (used in) provided by financing activities	(1,073,134)	265,000

Net decrease in cash and cash equivalents	(4,180)	(180,272)
Cash and cash equivalents, beginning of period	240,693	221,905
Cash and cash equivalents, end of period	$236,513	$41,633

Supplemental Cash Flow Information:
Taxes paid during the period	$274,120	$95,050
Interest paid during the period	$89,541	$32,042

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

1.	THE COMPANY

The accompanying unaudited consolidated financial statements of Manhattan Bridge Capital, Inc. (“MBC”), a New York corporation, and its wholly-owned subsidiaries DAG Funding Solutions, Inc.(“DAG Funding”), MBC Funding I, Inc. (“MBC Funding”) and 1490-1496 Hicks, LLC (“Hicks LLC”) (collectively referred to herein as the “Company”) have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2012 and the notes thereto included in the Company’s Form 10-K. Results of consolidated operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

The consolidated financial statements include the accounts of MBC, DAG Funding, MBC Funding, and Hicks LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

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

In February 2013, the FASB issued ASU 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” The main objective of this Update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financials statements.

Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

3.	COMMERCIAL LOANS

Short Term Loans Receivable

The Company offers short-term secured non–banking loans to real estate investors (also known as hard money) to fund their acquisition and construction of properties located in the New York Metropolitan area. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the businesses. The loans are generally for a term of one year. The short term loans are initially recorded and carried thereafter, in the financial statements at cost. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term.

At March 31, 2013, we were committed to an additional $1,944,950 in construction loans that can be drawn by the borrower when certain conditions are met.

At March 31, 2013, the Company has made loans to six different entities in the aggregate amount of $1,667,000, of which $600,000 is included in long-term loans receivable. One individual holds at least a fifty percent interest in each of the different entities. The Company also has made loans to seven different entities in the aggregate amount of $1,465,000, of which $860,000 is included in long-term loans receivable. One individual holds at least a one-third interest in each of the entities. The Company also has made loans to four different entities in the aggregate amount of $1,340,000, none of which are long term loans receivable. One individual is the sole owner of each of the entities. The aggregate loans to all these entities totaled $4,472,000 or 35.7% of our loan portfolio. All individuals have no relationship to any of the officers or directors of the Company.

At March 31, 2013, no one entity has loans outstanding representing more than 10% of the total balance of the loans outstanding.

At March 31, 2013, two of the loans in the Company’s portfolio were jointly funded by the Company and an unrelated entity, for aggregate loans of $940,000. The accompanying balance sheet includes the Company’s portion of the loans in the amount of $565,000.

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

Long Term Loans Receivable

Long term loans receivable comprise the loans that were extended beyond the original maturity dates, unless it is clear that the loan will be paid back by March 31, 2014. At March 31, 2013, the Company’s loan portfolio consists of $9,198,000 short term loans receivable and $3,336,000 long term loans receivable.

Of the long term loans receivable, approximately $76,000 have repayment terms, extending through the year ended December 31, 2017, while the remainder of the loans, by their terms, are due through March 31, 2014.

Credit Risk

Credit risk profile based on loan activity as of March 31, 2013 and 2012:

Performing loans	Developers- Residential	Developers- Commercial	Developers Mixed Used	Total outstanding loans
March 31, 2013	$11,104,000	$440,000	$990,000	$12,534,000
March 31, 2012	$8,723,867	$46,704	$1,160,000	$9,930,571

At March 31, 2013, the Company’s commercial loans include loans in the amount of $336,000, $502,000, $475,000 and $1,200,000, originally due in 2009, 2010, 2011 and 2012, respectively. In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans. Accordingly, at March 31, 2013, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof included in operations.

4.	INVESTMENT IN REAL ESTATE

On March 21, 2011, the Company purchased three 2-family buildings located in the Bronx, New York for $675,000, including related costs, and sold to the seller a one year option to buy back the properties for the same price (the “Buy Back Option”). The Buy Back Option was sold for $3,900, plus a monthly fee of $10,530 payable to the Company by the option holder for the life of the option.  On September 28, 2011, the option holder partially exercised the Buy Back Option with respect to one of the properties for $380,679.  The Company had received an aggregate of $70,590 from the sale of the option prior to the partial exercise and, on October 1, 2011, issued a new one year option for the two remaining properties at an aggregate exercise price of $294,321 with a monthly option fee of $4,591 (the “New Option”).

On October 21, 2011, the option holder partially exercised the New Option to buy back one of the two remaining properties for $147,500 and had a continuing option, though October 1, 2012, to purchase the one remaining property at an exercise price of $146,821 with a monthly option fee of $2,296.  Subsequently, the New Option’s expiration date was extended twice, on October 1, 2012 through March 30, 2013, and again on April 1, 2013 through September 30, 2013.

Other income for each of the three month periods ended March 31, 2013 and 2012 in the amount of $6,887 represents the fees generated from the seller buy back options.

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

The denominator is based on the following weighted average number of common shares:

	Three Months Ended March 31,
	2013	2012
Basic weighted average common shares outstanding	4,283,218	4,324,459
Incremental shares for assumed exercise of options	12,440	7,539
Diluted weighted average common shares outstanding	4,295,658	4,331,998

262,560 and 336,461 vested options were not included in the diluted earnings per share calculation for the three month periods ended March 31, 2013 and 2012, respectively, either because their effect would have been anti-dilutive, or because they are being held in escrow (See Note 7).

6.	STOCK – BASED COMPENSATION

The Company measures and recognizes compensation awards for all stock option grants made to employees and directors, based on their fair value in accordance with ASC 718 “Compensation - Stock Compensation”, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. The cost will be recognized over the service period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 718 and ASC 505-50, “Equity Based Payment to Non-Employees”. All transactions with non-employees, in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more appropriately measurable.

Share based compensation expense recognized under ASC 718 for each of the three month periods ended March 31, 2013 and 2012 was $3,416, including the amortization of the fair value of the restricted shares granted on September 9, 2011, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value will be amortized over 15 years (See Note 7).

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

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average share assumptions used for grants in 2012: (1) expected life of 5 years; (2) No annual dividend yield; (3) expected volatility 74.6%; (4) risk free interest rate of 0.73%.

The following summarizes stock option activity for the three months ended March 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	355,000	$0.92
Granted	—	—
Exercised	(7,000)	0.67
Forfeited or expired	(70,000)	1.01
Outstanding at March 31, 2013	278,000	$0.91	1.72	$138,416
Vested and exercisable at March 31, 2013	275,000	$0.91	1.70	$136,618

There was no grant of options during the three month periods ended March 31, 2013 and 2012.

7.	Restricted Stock Grant

On September 9, 2011, upon stockholders approval at the 2011 annual meeting of stockholders, the Company granted 1,000,000 shares of its restricted common stock (the “Restricted Shares”) to Mr. Ran, the Company’s chief executive officer. Under the terms of the restricted shares agreement (the “Restricted Shares Agreement”), Mr. Ran agreed to forfeit options held by him exercisable for an aggregate of 280,000 shares of common stock of the Company (“Common Stock”) with exercise prices above $1.21 per share and agreed not to exercise additional options held by him for an aggregate of 210,000 shares of Common Stock with exercise prices below $1.21 per share (the “Remaining Options”). Until their expiration, Mr. Ran will be required to forfeit approximately 4.76 Restricted Shares for each share of Common Stock issued upon any exercise of the Remaining Options. In addition, Mr. Ran may not sell, convey, transfer, pledge, encumber or otherwise dispose of the Restricted Shares until the earliest to occur of the following: (i) September 9, 2026, with respect to 1/3 of the Restricted Shares, September 9, 2027 with respect to an additional 1/3 of the Restricted Shares and September 9, 2028 with respect to the final 1/3 of the Restricted Shares; (ii) the date on which Mr. Ran’s employment is terminated by the Company for any reason other than for “Cause” (i.e., misconduct that is materially injurious to us monetarily or otherwise, including engaging in any conduct that constitutes a felony under federal, state or local law); or (iii) the date on which Mr. Ran’s employment is terminated on account of (A) his death; or (B) his disability, which, in the opinion of his personal physician and a physician selected by the Company prevents him from being employed with the Company on a full-time basis (each such date being referred to as a “Risk Termination Date”). If at any time prior to a Risk Termination Date Mr. Ran’s employment is terminated by the Company for Cause or by Mr. Ran voluntarily for any reason other than death or disability, Mr. Ran will forfeit that portion of the Restricted Shares which have not previously vested. Mr. Ran will have the power to vote the Restricted Shares and will be entitled to all dividends payable with respect to the Restricted Shares from the date the Restricted Shares are issued.

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

8.	LOANS AND LINE OF CREDIT

Short Term Loans

At March 31, 2013, the Company is obligated under five separate short term loans in the aggregate amount of $1,159,465, bearing interest at rates ranging from 8% to 10% per annum. The loans are secured by certain of the Company’s short term loans pursuant to a security agreement, and two of the loans are also personally guaranteed by the Company’s CEO.

In January 2013, Mr. Ran, made two loans to the Company in the aggregate amount of $175,000, at an interest rate of 6%, per annum. Both loans were repaid in full by the Company on February 4, 2013.

Line of Credit

On May 2, 2012, the Company entered into a one-year revolving Line of Credit Agreement with Sterling National Bank pursuant to which the Bank agreed to advance up to $3.5 million (the “Sterling Credit Line”) against assignments of mortgages and other collateral. The Sterling Credit Line was conditioned on an unlimited personal guarantee from Assaf Ran, the Company’s CEO, and requires the maintenance of certain non-financial covenants including limitations on the percentage of loans outstanding in excess of one year, loans made to affiliated groups and the extent of construction loans made by the Company. The interest rate on the Sterling Credit Line is 2% in excess of the Wall Street Journal prime rate (3.25% at March 31, 2013), but in no event less than 6%, per annum, on the money in use. Total initiation costs for the Sterling Credit Line were approximately $16,000. These costs are being amortized over one year, using the straight-line method. The amortization costs for the three month period ended March 31, 2013 were $4,006.

On January 31, 2013, the Company entered into an amendment to the Line of Credit Agreement with Sterling National Bank to increase the Sterling Credit Line from $3,500,000 to $5,000,000, under the same terms as the original line of credit (the “Amendment”). In connection with the Amendment, Mr. Ran agreed to increase his personal guaranty to $5,000,000. At March 31, 2013, the outstanding balance of the Sterling Credit Line was $2,700,000.

9.	SENIOR SECURED NOTES

On December 28, 2010, MBC Funding completed a $500,000 private placement of three-year 6.63% senior secured notes. As collateral for these notes, MBC agreed to assign to MBC Funding the mortgages and related notes that it holds as a creditor in the aggregate amount of no less than $750,000. Pursuant to the agreement, MBC has also guaranteed the repayment of the notes. The notes require quarterly payments of interest only through the expiration date in December 2013, at which time the notes become due. The private placement was the initial tranche of a $5,000,000 offering which expired on March 31, 2011 and is no longer being marketed by the placement agent (Paulson).

Financing costs incurred in connection with the agreement totaled $109,183, including five year warrants (the “warrants”) to purchase 20,000 shares of Common Stock issued to the underwriter at $2.50 per share, which were valued at $11,683. These costs are amortized over the life of the senior secured notes. The amortization costs for each of the three month periods ended March 31, 2013 and 2012 were $9,099.

10.	COMMITMENTS AND CONTINGENCIES

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

Derivative Action

The Company was sued in 2011 as a nominal defendant in a stockholder derivative action, Alan R. Kahn v. Assaf Ran, et al., Supreme Court of the State of New York, County of Nassau, filed against the members of its Board of Directors. The plaintiff, who asserted that he was a stockholder of the Company at all pertinent times, alleged wrongdoing by the Board in a transaction in which Director and Chief Executive Officer, Assaf Ran, was granted certain shares of the Company’s restricted stock in exchange for giving up his rights in certain options that he had held at the time of the transaction. Plaintiff contended that the Company was harmed by the transaction. The Directors disagree with the plaintiff’s position that the transaction involved any wrongful conduct or that it harmed the Company in any way. The court dismissed the original complaint, but gave plaintiff leave to file an amended complaint, which the plaintiff did. The defendants moved to dismiss the amended complaint, but before the court ruled on that motion, the parties reached an agreement to settle the action, subject to approval of the court. The terms of the settlement include the Company’s agreement to continue utilizing certain corporate governance matters that the Company had already implemented before the lawsuit was filed and would continue to implement regardless of the settlement agreement, and to pay Plaintiff’s counsel’s fees and expenses in an amount to be determined by the court, which amount shall not exceed $80,000. In addition, Assaf Ran will reiterate his commitment to extend his personal guarantee to the Company for up to $5,000,000. This commitment was available to the Company prior to the settlement agreement. After the court preliminarily approved the settlement, the Company provided notice of the settlement to stockholders, in order to provide them with an opportunity to object to the settlement if they choose to do so. No stockholders submitted any objections to the settlement.  At a final hearing to address the fairness and reasonableness of the settlement held on April 2, 2013, the court approved the settlement, dismissed the action, and awarded plaintiff $80,000 in fees and costs.  The fee award is being paid by an officers’ and directors’ liability insurance policy, rather than by the Company. As a result of the court’s ruling, the litigation has been concluded.

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

The Company offers short-term, secured, non–banking loans to real estate investors (also known as hard money) to fund their acquisition and construction of properties located in the New York Metropolitan area. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the businesses. The loans are generally for a term of one year. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term. For the three month periods ended March 31, 2013 and 2012 the total amounts of $2,853,500 and $2,776,500, respectively, have been lent, offset by collections received from borrowers, under the commercial loans in the amounts of $3,943,866 and $2,260,281, respectively. Loans ranging in size from $30,000 to $1,000,000 were concluded at stated interest rates of 12% to 15%, but often at higher effective rates based upon points or other up-front fees.

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

At March 31, 2013, we were committed to an additional $1,944,950 in construction loans that can be drawn by the borrower when certain conditions are met.

Results of Operations

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Total revenue

Total revenues for the three month period ended March 31, 2013 were approximately $534,000 compared to approximately $392,000 for the three month period ended March 31, 2012, an increase of $142,000 or 36.22%. The increase in revenue represents an increase in lending operations. In 2013, approximately $445,000 of our revenue represents interest income on secured, commercial loans that we offer to small businesses compared to approximately $308,000 for the same period in 2012, and approximately $90,000 represents origination fees on such loans compared to approximately $84,000 for the same period in 2012. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the businesses.

Interest and amortization of debt service costs

Interest and amortization of debt service costs for the three month period ended March 31, 2013 was approximately $103,000 compared to approximately $41,000 for the three month period ended March 31, 2012, an increase of $62,000. The increase in interest and amortization of debt service costs is primarily attributable to the Company’s use of a line of credit in order to increase its ability to make loans. (See Note 8 to the financial statements included elsewhere in this report.)

Referral fees

Referral fees for the three month period ended March 31, 2013 were approximately $600 compared to approximately $2,000 for the three month period ended March 31, 2012. The referral fees represent fees paid on such loans which amortize over the life of the loan.

General and administrative costs

General and administrative expenses for the three month period ended March 31, 2013 were approximately $173,000 compared to approximately $168,000 for the three month period ended March 31, 2012, an increase of $5,000. This increase is primarily attributable to an increase in travel expenses for meeting with prospective investors, partners and customers, offset by a decrease in board member fees.

Other income

Other income for each of the three month periods ended March 31, 2013 and 2012 was approximately $7,000, which represents the fees generated from the seller buy back options. (See Note 4 to the financial statements included elsewhere in this report)

Income tax expense

For the three month period ended March 31, 2013, we had income tax expense of $92,000 compared to approximately $73,000 for the three month period ended March 31, 2012.

Liquidity and Capital Resources

At March 31, 2013, we had cash and cash equivalents of approximately $237,000 and working capital of approximately $5,004,000 compared to cash and cash equivalents of approximately $241,000 and working capital of approximately $5,582,000 at December 31, 2012. The decrease in working capital is primarily attributable to the reclassification of some of the Company’s short term loans receivable to long term loans receivable.

For the three months ended March 31, 2013 net cash used in operating activities was approximately $21,000, compared to approximately $71,000 of net cash provided by operating activities for the three months Ended March 31, 2012. The increase in net cash used in operating activities primarily results from an increase in income taxes payable and a decrease in accounts payable and accrued expenses, offset by an increase in net income.

For the three months ended March 31, 2013 net cash provided by investing activities was approximately $1,090,000, compared to approximately $516,000 used in investing activates for the three months ended March 31, 2012. Net cash provided by investing activities for the three month period ended March 31, 2013, consisted primarily of collection of commercial loans in the amount of approximately $3,944,000, offset by the issuance of our short term commercial loans in the amount of approximately $2,854,000. Net cash used in investing activities for the three month period ended March 31, 2012, consisted primarily of the issuance of our short term commercial loans in the amount of approximately $2,777,000, offset by the collection of these loans in the amount of approximately $2,260,000.

For the three months ended March 31, 2013 net cash used in financing activities was approximately $1,073,000, compared to $265,000 provided by financing activities for the three months ended March 31, 2012. Net cash used in financing activities for the three months ended March 31, 2013 reflects the repayments of the short term loans and line of credit in the aggregate amount of $1,040,000 and the purchase of treasury stock in the amount of approximately $38,000, offset by the proceeds from exercise of stock options in the amount of approximately $5,000. Net cash provided by financing activities for the three months ended March 31, 2012 reflects the proceeds of short term loans received by the Company.

On May 2, 2012, we entered into a 1-year revolving Line of Credit Agreement with Sterling National Bank (“Sterling”) pursuant to which the Bank agreed to advance up to $3,500,000 against assignments of mortgages and other collateral (the “Sterling Credit Line”). The Sterling Credit Line was conditioned on an unlimited personal guarantee from Assaf Ran, our president and chief executive officer, and requires the maintenance of certain non-financial covenants including limitations on the percentage of loans outstanding in excess of one year, loans made to affiliated groups and the extent of construction loans made by the Company. The interest rate on the Sterling Credit Line is 2% in excess of the Wall Street Journal prime rate, but in no event less than 6%, per annum, on the money in use.

On January 31, 2013, the Sterling Credit Line was increased from $3,500,000 to $5,000,000 under the same terms as the original line of credit (the “Amendment”). In connection with the Amendment, Mr. Ran agreed to increase his personal guaranty to $5,000,000.

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

Changes to Critical Accounting Policies and Estimates

Our critical accounting polices and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.   CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.         OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company was sued in 2011 as a nominal defendant in a stockholder derivative action, Alan R. Kahn v. Assaf Ran, et al., Supreme Court of the State of New York, County of Nassau, filed against the members of its Board of Directors. The plaintiff, who asserted that he was a stockholder of the Company at all pertinent times, alleged wrongdoing by the Board in a transaction in which Director and Chief Executive Officer, Assaf Ran, was granted certain shares of the Company’s restricted stock in exchange for giving up his rights in certain options that he had held at the time of the transaction. Plaintiff contended that the Company was harmed by the transaction. The Directors disagree with the plaintiff’s position that the transaction involved any wrongful conduct or that it harmed the Company in any way. The court dismissed the original complaint, but gave plaintiff leave to file an amended complaint, which the plaintiff did. The defendants moved to dismiss the amended complaint, but before the court ruled on that motion, the parties reached an agreement to settle the action, subject to approval of the court. The terms of the settlement include the Company’s agreement to continue utilizing certain corporate governance matters that the Company had already implemented before the lawsuit was filed and would continue to implement regardless of the settlement agreement, and to pay Plaintiff’s counsel’s fees and expenses in an amount to be determined by the court, which amount shall not exceed $80,000. In addition, Assaf Ran will reiterate his commitment to extend his personal guarantee to the Company for up to $5 million. This commitment was available to the Company prior to the settlement agreement. After the court preliminarily approved the settlement, the Company provided notice of the settlement to stockholders, in order to provide them with an opportunity to object to the settlement if they choose to do so. No stockholders submitted any objections to the settlement.  At a final hearing to address the fairness and reasonableness of the settlement held on April 2, 2013, the court approved the settlement, dismissed the action, and awarded plaintiff $80,000 in fees and costs.  The fee award is being paid by an officers’ and directors’ liability insurance policy, rather than by the Company. As a result of the court’s ruling, the litigation has been concluded.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2012, the Company adopted a stock buy-back program for the repurchase of up to 100,000 shares of the Company's common stock. As set forth in the table below, during the quarter ended March 31, 2013, the Company repurchased 29,600 shares of the Company's common stock under the stock buy-back program at a cost of approximately $37,800.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2013	4,450	$1.12	4,450	69,150
February 1-28, 2013	14,601	$1.29	14,601	54,549
March 1-31, 2013	10,549	$1.33	10,549	44,000
Total	29,600	$1.28	29,600	44,000

Item 6.     EXHIBITS

Exhibit No.	Description
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act (filed herewith)
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act (filed herewith)
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act (furnished herewith)
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act (furnished herewith)
101.INS (1)	XBRL Instance Document
101.CAL (1)	XBRL Taxonomy Extension Schema Document
101.SCH (1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document

*	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

(1)	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Manhattan Bridge Capital, Inc. (Registrant)

Date: May 3, 2013	By: /s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2013	By: /s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

