Form 10-Q
period 2013-06-30
MANHATTAN BRIDGE CAPITAL, INC
filed 2013-07-31
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________________ to __________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of July 31, 2013, the Issuer had a total of 4,267,190 shares of Common Stock, $.001 par value per share, outstanding.

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

All references in this Form 10-Q to “Company,” “we,” “us,” or “our” refer to Manhattan Bridge Capital, Inc. and its wholly-owned subsidiaries DAG Funding Solutions, Inc., MBC Funding I, Inc. and 1490-1496 Hicks, LLC unless the context otherwise indicates.

(i)

PART I.        FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31,2012
	(unaudited)	(audited)
Assets

Current assets:
Cash and cash equivalents	$1,094,373	$240,693
Short term loans receivable	10,790,000	11,022,866
Interest receivable on loans	160,418	160,342
Other current assets	51,105	18,903
Total current assets	12,095,896	11,442,804

Investment in real estate	146,821	146,821
Long term loans receivable	3,393,000	2,601,500
Security deposit	6,491	6,491
Investment in privately held company, at cost	100,000	100,000
Deferred financing costs	18,197	41,735

Total assets	$15,760,405	$14,339,351

Liabilities and Stockholders’ Equity
Current liabilities:
Short term loans	$1,159,465	$1,399,465
Line of credit	5,000,000	3,500,000
Senior secured notes	500,000	500,000
Accounts payable and accrued expenses	19,766	70,403
Deferred origination fees	176,765	122,242
Income taxes payable	182,136	268,256
Total liabilities, all current	7,038,132	5,860,366

Commitments and contingencies
Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; no shares issued	—	—
Common shares - $.001 par value; 25,000,000 authorized; 4,433,190 and 4,405,190 issued; 4,270,190 and 4,298,059 outstanding	4,433	4,405
Additional paid-in capital	9,718,188	9,687,159
Treasury stock, at cost – 163,000 and 107,131 shares	(346,025)	(269,972)
Accumulated deficit	(654,323)	(942,607)
Total stockholders’ equity	8,722,273	8,478,985

Total liabilities and stockholders’ equity	$15,760,405	$14,339,351

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Interest income from loans	$447,522	$332,462	$892,301	$640,064
Origination fees	106,273	82,099	195,855	166,323
Total Revenue	553,795	414,561	1,088,156	806,387

Operating costs and expenses:
Interest and amortization of debt service costs	101,560	58,932	204,206	100,074
Referral fees	334	1,530	929	3,659
General and administrative expenses	204,857	196,206	377,725	364,182
Total operating costs and expenses	306,751	256,668	582,860	467,915

Income from operations	247,044	157,893	505,296	338,472

Other income (Note 4)	6,887	6,887	13,774	13,774

Income before income tax expense	253,931	164,780	519,070	352,246
Income tax expense	(96,000)	(84,700)	(188,000)	(157,200)

Net Income	$157,931	$80,080	$331,070	$195,046

Basic and diluted net income per common share outstanding:
—Basic	$0.04	$0.02	$0.08	$0.05
—Diluted	$0.04	$0.02	$0.08	$0.05

Weighted average number of common shares outstanding
—Basic	4,274,562	4,324,459	4,278,868	4,324,459
—Diluted	4,289,134	4,331,140	4,289,988	4,332,322

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months
	Ended June 30,
	2013	2012
Cash flows from operating activities:
Net Income	$331,070	$195,046
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	23,538	4,843
Depreciation	—	322
Non cash compensation expense	8,518	7,730
Changes in operating assets and liabilities:
Interest receivable on loans	(76)	(9,574)
Other current and non current assets	(32,202)	(33,376)
Accounts payable and accrued expenses	(50,638)	(35,441)
Deferred origination fees	54,523	29,940
Income taxes payable	(86,120)	(43,530)
Net cash provided by operating activities	248,613	115,960

Cash flows from investing activities:
Issuance of short term loans	(8,430,500)	(5,896,000)
Collections received from loans	7,871,866	4,244,641
Net cash used in investing activities	(558,634)	(1,651,359)

Cash flows from financing activities:
Proceeds from loans and line of credit, net	1,260,000	1,480,000
Purchase of treasury shares	(76,053)	—
Proceeds from exercise of stock options	22,540	—
Dividend paid ($0.01 per share)	(42,786)	—
Net cash provided by financing activities	1,163,701	1,480,000

Net increase (decrease) in cash and cash equivalents	853,680	(55,399)
Cash and cash equivalents, beginning of period	240,693	221,905
Cash and cash equivalents, end of period	$1,094,373	$166,506

Supplemental Cash Flow Information:
Taxes paid during the period	$274,120	$200,730
Interest paid during the period	$180,667	$79,206

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

1.	THE COMPANY

The accompanying unaudited consolidated financial statements of Manhattan Bridge Capital, Inc. (“MBC”), a New York corporation, and its wholly-owned subsidiaries DAG Funding Solutions, Inc.(“DAG Funding”), MBC Funding I, Inc. (“MBC Funding”) and 1490-1496 Hicks, LLC (“Hicks LLC”) (collectively MBC, DAG Funding, MBC Funding and Hicks LLC are referred to herein as the “Company”) have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2012 and the notes thereto included in the Company’s Form 10-K. Results of consolidated operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a "qualitative" assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The ASU is intended to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. This guidance adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (AOCI). It does not amend any existing requirements for reporting net income or OCI in the financial statements. The standard is effective prospectively for public entities for annual and interim reporting periods beginning after December 15, 2012. Private companies may adopt the standard one year later but early adoption is permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” The main objective of this Update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

At June 30, 2013, we were committed to an additional $2,467,950 in construction loans that can be drawn by the borrowers when certain conditions are met.

At June 30, 2013, the Company had made loans to six borrowers in the aggregate amount of $1,679,000, of which $600,000 is included in long-term loans receivable. One individual holds at least a fifty percent interest in each of the borrowers. The Company also had made loans to seven borrowers in the aggregate amount of $1,516,000, of which $600,000 is included in long-term loans receivable. One individual holds at least a twenty-five percent interest in each of the borrowers. The aggregate loans to all these entities totaled $3,195,000 or 22.5% of our loan portfolio. There are no family relationships between any of the borrowers with any of the officers or directors of the Company.

At June 30, 2013, no one entity has loans outstanding representing more than 10% of the total balance of the loans outstanding.

At June 30, 2013, three of the loans in the Company’s portfolio were jointly funded by the Company and one to three unrelated entities, for aggregate loans of $2,385,000. The accompanying balance sheets include the Company’s portion of the loans in the amount of $1,635,000.

The Company generally grants loans for a term of one year. In some cases, the Company has agreed to extend the term of the loans beyond one year. This was mainly due to the additional lending conditions generally imposed by traditional lenders and financial institutions as a result of the mortgage crisis, which has made it more difficult overall for borrowers to secure long term financing, including the Company’s borrowers. Prior to the Company granting an extension of any loan, it reevaluates the underlying collateral.

Long Term Loans Receivable

Long term loans receivable comprise the loans that were extended beyond the original maturity dates, unless it is clear that the loan will be paid back by June 30, 2014. At June 30, 2013, the Company’s loan portfolio consists of $10,790,000 short term loans receivable and $3,393,000 long term loans receivable.

Of the long term loans receivable, approximately $53,000 have repayment terms, extending through the year ended December 31, 2017, while the remainder of the loans, by their terms, are due through June 30, 2014.

Subsequent to June 30, 2013, $800,000 of the Company’s commercial loans, of which $60,000 is included in long-term loans receivable at June 30, 2013, have been paid off.

Credit Risk

Credit risk profile based on loan activity as of June 30, 2013 and 2012:

Performing loans	Developers- Residential	Developers- Commercial	Developers Mixed Used	Total outstanding loans
June 30, 2013	$12,043,000	$1,510,000	$630,000	$14,183,000
June 30, 2012	$9,822,366	$23,344	$1,220,000	$11,065,710

At June 30, 2013, the Company’s commercial loans include loans in the amount of $333,000, $182,000, $375,000 and $715,000, originally due in 2009, 2010, 2011, and 2012 respectively. In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans. Accordingly, at June 30, 2013, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof included in operations.

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

On October 21, 2011, the option holder partially exercised the New Option to buy back one of the two remaining properties for $147,500 and had a continuing option, though October 1, 2012, to purchase the one remaining property at an exercise price of $146,821 with a monthly option fee of $2,296.  Subsequently, the New Option’s expiration date was extended twice, on October 1, 2012, which extended the expiration date through March 30, 2013, and again on April 1, 2013, which extended the expiration date through September 30, 2013.

Other income for each of the six month periods ended June 30, 2013 and 2012 in the amount of $13,774 represents the fees generated from the seller buy back options.

5.	EARNINGS PER SHARE OF COMMON STOCK

Basic and diluted earnings per share are calculated in accordance with ASC 260 “Earnings Per Share.” Under ASC 260, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the potential dilution from the exercise of stock options and warrants for common shares using the treasury stock method. The numerator in calculating both basic and diluted earnings per common share for each period is the reported net income.

The denominator is based on the following weighted average number of common shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic	4,274,562	4,324,459	4,278,868	4,324,459
Incremental shares for assumed conversion of options	14,572	6,681	11,120	7,863
Diluted	4,289,134	4,331,140	4,289,988	4,332,322

For the three and six month periods ended June 30, 2013, 270,428, and 273,880, stock options were not included in the diluted earnings per share calculation, respectively, either because their effect would have been anti-dilutive, or because they are being held in escrow (See Note 7).

For the three and six month periods ended June 30, 2012, 344,319, and 343,137, stock options were not included in the diluted earnings per share calculation, respectively, either because their effect would have been anti-dilutive, or because they are being held in escrow (See Note 7)

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

Share based compensation expense recognized under ASC 718 for the three and six months ended June 30, 2013 were $5,102 and $8,518, respectively. Share based compensation expense recognized under ASC 718 for the three and six months ended June 30, 2012 were $4,313 and $7,730, respectively.

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

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average share assumptions used for grants in 2013 and 2012, respectively: (1) expected life of 5 years; (2) annual dividend yield of 0% to 2.61%; (3) expected volatility 74.6% to 75%; and (4) risk free interest rate of 0.73% to 1.07%.

The following summarizes stock option activity for the six month period ended June 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	355,000	$0.92
Granted	28,000	1.53
Exercised	(28,000)	0.81
Forfeited or expired	(70,000)	1.01
Outstanding at June 30, 2013	285,000	$0.97	1.93	$147,656
Vested and exercisable at June 30, 2013	282,000	$0.97	1.91	$145,858

The weighted-average fair value of each option granted during the six month periods ended June 30, 2013 and 2012, estimated as of the grant date using the Black-Scholes option valuation model, was $0.78 and $0.61 per option, respectively.

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

Short Term Loans

At June 30, 2013, the Company owed an aggregate of $1,159,465 under five separate short term loans bearing interest at rates ranging from 8% to 10% per annum. The loans are secured by certain of the Company’s short term loans pursuant to a security agreement, and two of the loans are also personally guaranteed by the Company’s CEO.

In January 2013, Mr. Ran, made two loans to the Company in the aggregate amount of $175,000, at an interest rate of 6%, per annum. In June 2013, Mr. Ran, made another loan to the Company in the amount of $64,500, at an interest rate of 6%, per annum. All loans were repaid in full by the Company as of June 30, 2013.

Line of Credit

On May 2, 2012, the Company entered into a one-year revolving Line of Credit Agreement with Sterling National Bank pursuant to which the Bank agreed to advance up to $3.5 million (the “Sterling Credit Line”) against assignments of mortgages and other collateral. The Sterling Credit Line was conditioned on an unlimited personal guarantee from Assaf Ran, the Company’s CEO, and requires the maintenance of certain non-financial covenants including limitations on the percentage of loans outstanding in excess of one year, loans made to affiliated groups and the extent of construction loans made by the Company. The interest rate on the Sterling Credit Line is 2% in excess of the Wall Street Journal prime rate (3.25% at June 30, 2013), but in no event less than 6%, per annum, on the money in use. Total initiation costs for the Sterling Credit Line were approximately $16,000. These costs are being amortized over one year, using the straight-line method. The amortization costs for the three and six month periods ended June 30, 2013 were $1,335 and $5,341, respectively.

On January 31, 2013, the Company entered into an amendment to the Line of Credit Agreement with Sterling National Bank to increase the Sterling Credit Line from $3,500,000 to $5,000,000, under the same terms as the original line of credit (the “Amendment”). In connection with the Amendment, Mr. Ran agreed to increase his personal guaranty to $5,000,000. At June 30, 2013, the outstanding balance of the Sterling Credit Line was $5,000,000.

Effective on May 1, 2013 and July 1, 2013, the term of the Sterling Credit Line was extended through July 1, 2013 and July 1, 2014, respectively.

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

Financing costs incurred in connection with the agreement totaled $109,183, including five year warrants (the “warrants”) to purchase 20,000 shares of Common Stock issued to the underwriter at $2.50 per share, which were valued at $11,683. These costs are amortized over the life of the senior secured notes. The amortization costs for the three and six month periods ended June 30, 2013 were $9,099 and $18,197, respectively.

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

Derivative Action

The Company was sued in 2011 as a nominal defendant in a stockholder derivative action, Alan R. Kahn v. Assaf Ran, et al., Supreme Court of the State of New York, County of Nassau, filed against the members of its Board of Directors. The plaintiff, who asserted that he was a stockholder of the Company at all pertinent times, alleged wrongdoing by the Board in a transaction in which Director and Chief Executive Officer, Assaf Ran, was granted certain shares of the Company’s restricted stock in exchange for giving up his rights in certain options that he had held at the time of the transaction. Plaintiff contended that the Company was harmed by the transaction. The Directors disagreed with the plaintiff’s position that the transaction involved any wrongful conduct or that it harmed the Company in any way. The court dismissed the original complaint, but gave plaintiff leave to file an amended complaint, which the plaintiff did. The defendants moved to dismiss the amended complaint, but before the court ruled on that motion, the parties reached an agreement to settle the action, subject to approval of the court. The terms of the settlement include the Company’s agreement to continue utilizing certain corporate governance matters that the Company had already implemented before the lawsuit was filed and would continue to implement regardless of the settlement agreement, and to pay Plaintiff’s counsel’s fees and expenses in an amount to be determined by the court, which amount shall not exceed $80,000. In addition, Assaf Ran will reiterate his commitment to extend his personal guarantee to the Company for up to $5,000,000. This commitment was available to the Company prior to the settlement agreement. After the court preliminarily approved the settlement, the Company provided notice of the settlement to stockholders, in order to provide them with an opportunity to object to the settlement if they choose to do so. No stockholders submitted any objections to the settlement.  At a final hearing to address the fairness and reasonableness of the settlement held on April 2, 2013, the court approved the settlement, dismissed the action, and awarded plaintiff $80,000 in fees and costs.  The fee award has been paid by an officers’ and directors’ liability insurance policy, rather than by the Company. As a result of the court’s ruling, the litigation has been concluded.

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

We offer short-term, secured, non–banking loans to real estate investors (also known as hard money) to fund their acquisition and construction of properties located in the New York Metropolitan area. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the businesses. The loans are generally for a term of one year. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term. For the six month periods ended June 30, 2013 and 2012 the total amounts of $8,430,500 and $5,896,000 have been lent, offset by collections received from borrowers, under our commercial loans in the amount of $7,871,866 and $4,244,641, respectively. Loans ranging in sizes from $30,000 to $1,000,000 were concluded at stated interest rates of 12% to 15%, but often at higher effective rates based upon points or other up-front fees.

We use our own employees, outside lawyers and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions. Outside appraisers are used to assist us in evaluating the worth of collateral, when deemed necessary by management. We also use independent construction inspectors as well as mortgage brokers and deal initiators.

We generally grant loans for a term of one year. In some cases, we agreed to extend the term of the loans beyond one year. This was mainly due to the additional lending conditions generally imposed by traditional lenders and financial institutions as a result of the mortgage crisis, which has made it more difficult for borrowers to secure long term financing, including our borrowers. Prior to our granting an extension of any loan, we reevaluate the underlying collateral.

To date, we have not experienced any defaults and none of the loans previously made have been non-collectable, although no assurances can be given that existing or future loans may not go into default or prove to be non-collectable in the future.

At June 30, 2013, we were committed to an additional $2,467,950 in construction loans that can be drawn by the borrower when certain conditions are met.

Results of Operations

Three Months Ended June 30, 2013 compared to Three Months Ended June 30, 2012

Revenue

Total revenues for the three month period ended June 30, 2013 were approximately $554,000 compared to approximately $415,000 for the three month period ended June 30, 2012, an increase of $139,000, or 33.5%. The increase in revenue represents an increase in lending operations. For the three month periods ended June 30, 2013 and 2012, approximately $448,000 and $332,000, respectively, of our revenues were attributable to interest income on the secured commercial loans that we offer to small businesses, and approximately $106,000 and $82,000, respectively, of our revenues were attributatble to origination fees on such loans. Our loans are principally secured by collateral consisting of real property and, generally, accompanied by personal guarantees.

Interest and amortization of debt service costs

Interest and amortization of debt service costs for the three month period ended June 30, 2013 were approximately $102,000 compared to approximately $59,000 for the three month period ended June 30, 2012, an increase of $43,000. The increase in interest and amortization of debt service costs was primarily attributable to our use of the Sterling Credit Line to increase our lending capacity. (See Note 8 to the financial statements included elsewhere in this report.)

Referral fees

Referral fees for the three month period ended June 30, 2013 were approximately $300 compared to approximately $1,500 for the three month period ended June 30, 2012. The referral fees represent fees paid on such loans which amortize over the life of the loan.

General and administrative expenses

General and administrative expenses for the three month period ended June 30, 2013 were approximately $205,000 compared to approximately $196,000 for the three month period ended June 30, 2012, an increase of $9,000. This increase was primarily attributable to increases in board member fees, public relations cost, fees paid to the NASDAQ, as well as travel and meal expenses, offset by a decrease in legal fees resulting from the settlement of the derivative action. (See Note 10 to the financial statements included elsewhere in this report.)

Other income

Other income for each of the three month periods ended June 30, 2013 and 2012 was approximately $7,000, which represents the fees generated from the seller buy back options. (See Note 4 to the financial statements included elsewhere in this report.)

Income tax expense

For the three month period ended June 30, 2013 we had income tax expense of $96,000, compared to approximately $85,000 for the three month period ended June 30, 2012.

Six Months Ended June 30, 2013 compared to Six Months Ended June 30, 2012

Revenue

Total revenues for the six month period ended June 30, 2013 were approximately $1,088,000 compared to approximately $806,000 for the six month period ended June 30, 2012, an increase of $282,000, or 35%. The increase in revenue represents an increase in lending operations. For the six month periods ended June 30, 2013 and 2012, revenues of approximately $892,000 and $640,000, respectively, were attributable to interest income on the secured commercial loans that we offer to small businesses, and approximately $196,000 and $166,000, respectively, were attributable to origination fees on such loans. Our loans are principally secured by collateral consisting of real property and, generally, accompanied by personal guarantees.

Interest and amortization of debt service costs

Interest and amortization of debt service costs for the six month period ended June 30, 2013 were approximately $204,000 compared to approximately $100,000 for the six month period ended June 30, 2012, an increase of $104,000. The increase in interest and amortization of debt service costs was primarily attributable to our use of the Sterling Credit Line to increase our lending capacity. (See Note 8 to the financial statements included elsewhere in this report.)

Referral fees

Referral fees for the six month period ended June 30, 2013 were approximately $1,000 compared to approximately $4,000 for the six month period ended June 30, 2012. The referral fees represent fees paid on such loans which amortize over the life of the loan.

General and administrative expense

General and administrative expenses for the six month period ended June 30, 2013 were approximately $378,000 compared to approximately $364,000 for the six month period ended June 30, 2012, an increase of $14,000. This increase is primarily attributable to increases in board member fees, public relations cost, fees paid to the NASDAQ, as well as travel and meal expenses, offset by a decrease in legal fees resulting from the settlement of the derivative action. (See Note 10 to the financial statements included elsewhere in this report.)

Other income

Other income for each of the six month periods ended June 30, 2013 and 2012 was approximately $14,000, which represents the fees generated from the seller buy back options. (See Note 4 to the financial statements included elsewhere in this report.)

Income tax expense

For the six month period ended June 30, 2013 we had income tax expense of $188,000, compared to approximately $157,000 for the six month period ended June 30, 2012.

Liquidity and Capital Resources

At June 30, 2013, we had cash and cash equivalents of approximately $1,094,000 and working capital of approximately $5,058,000 as compared to cash and cash equivalents of approximately $241,000 and working capital of approximately $5,582,000 at December 31, 2012. The increase in cash and cash equivalents primarily reflects the use of the Sterling Credit Line. The decrease in working capital is primarily attributable to the reclassification of a portion of the Company’s short-term loans to long-term loans receivable.

For the six month periods ended June 30, 2013 and 2012, net cash provided by operating activities were approximately $249,000 and $116,000, respectively. The increase in net cash provided by operating activities primarily results from increases in net income and in deferred origination fees, offset by a decrease in income taxes payable.

Net cash used in investing activities was approximately $559,000 for the six month period ended June 30, 2013, compared to approximately $1,651,000 for the same period ended June 30, 2012. Net cash used in investing activities for the six month period ended June 30, 2013 consisted of the issuance of our short term commercial loans of approximately $8,431,000, offset by collection of these loans of approximately $7,872,000. In the period ended June 30, 2012, net cash used in investing activities consisted of the issuance of our short term commercial loans of $5,896,000, offset by collection of these loans of approximately $4,245,000.

Net cash provided by financing activities for the six month period ended June 30, 2013 was approximately $1,164,000 as compared to $1,480,000 for the period ended June 30, 2012. Net cash provided by financing activities for the six month period ended June 30, 2013 reflects the use of the Sterling Credit Line of $1,500,000 and the proceeds from exercise of stock options of approximately $23,000, offset by the repayment of one of our short term loans of $240,000, the purchase of treasury shares of approximately $76,000 and the dividend payment of approximately $43,000. In the period ended June 30, 2012, net cash provided by financing activities reflects the use of the Sterling Credit Line of $1,680,000, offset by the repayment of one our short-term loans of $200,000.

On May 2, 2012, we entered into a 1-year revolving Line of Credit Agreement with Sterling National Bank (“Sterling”) pursuant to which the Bank agreed to advance up to $3,500,000 against assignments of mortgages and other collateral (the “Sterling Credit Line”). On January 31, 2013, the Sterling Credit Line was increased from $3,500,000 to $5,000,000 under the same terms as the original line of credit (the “Amendment”). Effective on May 1, 2013 and July 1, 2013, the term of the Sterling Credit Line was extended through July 1, 2013 and July 1, 2014, respectively. (See Note 8 to the consolidated financial statements which appear elsewhere in this quarterly report.)

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

(a)	Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II       OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company was sued in 2011 as a nominal defendant in a stockholder derivative action, Alan R. Kahn v. Assaf Ran, et al., Supreme Court of the State of New York, County of Nassau, filed against the members of its Board of Directors. The plaintiff, who asserted that he was a stockholder of the Company at all pertinent times, alleged wrongdoing by the Board in a transaction in which Director and Chief Executive Officer, Assaf Ran, was granted certain shares of the Company’s restricted stock in exchange for giving up his rights in certain options that he had held at the time of the transaction. Plaintiff contended that the Company was harmed by the transaction. The Directors disagreed with the plaintiff’s position that the transaction involved any wrongful conduct or that it harmed the Company in any way. The court dismissed the original complaint, but gave plaintiff leave to file an amended complaint, which the plaintiff did. The defendants moved to dismiss the amended complaint, but before the court ruled on that motion, the parties reached an agreement to settle the action, subject to approval of the court. The terms of the settlement include the Company’s agreement to continue utilizing certain corporate governance matters that the Company had already implemented before the lawsuit was filed and would continue to implement regardless of the settlement agreement, and to pay Plaintiff’s counsel’s fees and expenses in an amount to be determined by the court, which amount shall not exceed $80,000. In addition, Assaf Ran will reiterate his commitment to extend his personal guarantee to the Company for up to $5 million. This commitment was available to the Company prior to the settlement agreement. After the court preliminarily approved the settlement, the Company provided notice of the settlement to stockholders, in order to provide them with an opportunity to object to the settlement if they choose to do so. No stockholders submitted any objections to the settlement.  At a final hearing to address the fairness and reasonableness of the settlement held on April 2, 2013, the court approved the settlement, dismissed the action, and awarded plaintiff $80,000 in fees and costs.  The fee award has been paid by an officers’ and directors’ liability insurance policy, rather than by the Company. As a result of the court’s ruling, the litigation has been concluded.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2012, the Company adopted a stock buy-back program for the repurchase of up to 100,000 shares of the Company's common stock. As set forth in the table below, during the quarter ended June 30, 2013, the Company repurchased 26,269 shares of the Company's common stock under the stock buy-back program at a cost of $38,230.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2013	7,849	$1.29	7,849	36,151
May 1-31, 2013	9,151	$1.47	9,151	27,000
June 1-30, 2013	9,269	$1.58	9,269	17,731
Total	26,269	$1.46	26,269	17,731

Item 5.	OTHER INFORMATION

Effective on May 1, 2013, the Company entered into an Extension of the Line of Credit Agreement, dated as of May 1, 2013, with Sterling National Bank which extended the maturity date of the Sterling Credit Line through July 1, 2013.

Effective on July1, 2013, the Company entered into an Extension of the Line of Credit Agreement, dated as of July 1, 2013, with Sterling National Bank which extended the maturity date of the Sterling Credit Line through July 1, 2014.

Item 6.	EXHIBITS

Exhibit No.	Description

10.1	Extension of the Line of Credit Agreement, dated as of May 1, 2013, between the Company and Sterling National Bank

10.2	Extension of the Line of Credit Agreement, dated as of July 1, 2013, between the Company and Sterling National Bank

31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act (filed herewith)

31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act (filed herewith)

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act (furnished herewith)

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act (furnished herewith)

101.INS	XBRL Instance Document

101.CAL	XBRL Taxonomy Extension Schema Document

101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Manhattan Bridge Capital, Inc. (Registrant)

Date: July 31, 2013	By: /s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2013	By: /s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

