Form 10-Q
period 2013-09-30
MANHATTAN BRIDGE CAPITAL, INC
filed 2013-10-30
CIK 1080340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________________ to __________________________________

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

As of October 30, 2013, the registrant had a total of 4,256,190 shares of Common Stock, $.001 par value per share, outstanding.

MANHATTAN BRIDGE CAPITAL, INC.
TABLE OF CONTENTS

		Page
		Number

Part I	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (unaudited)

	Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012	2

	Consolidated Statements of Operations for the Three and Nine Month Periods Ended September 30, 2013 and 2012	3

	Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2013 and 2012	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6.	Exhibits	19

SIGNATURES		20

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

PART I.       FINANCIAL INFORMATION

Item 1.       CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31,2012
	(Unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$69,045	$240,693
Short term loans receivable	11,363,000	11,022,866
Interest receivable on loans	173,208	160,342
Other current assets	35,057	18,903
Total current assets	11,640,310	11,442,804

Investment in real estate	146,821	146,821
Long term loans receivable	4,037,000	2,601,500
Security deposit	6,637	6,491
Investment in privately held company, at cost	100,000	100,000
Deferred financing costs	9,099	41,735

Total assets	$15,939,867	$14,339,351

Liabilities and Shareholders’ Equity
Current liabilities:
Short term loans	$1,319,465	$1,399,465
Line of credit	4,800,000	3,500,000
Senior secured notes	500,000	500,000
Accounts payable and accrued expenses	16,048	70,403
Deferred origination fees	160,392	122,242
Income taxes payable	280,219	268,256
Total liabilities, all current	7,076,124	5,860,366

Commitments and contingencies
Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; no shares issued	—	—
Common shares - $.001 par value; 25,000,000 authorized; 4,433,190 and 4,405,190 issued; 4,256,190 and 4,298,059 outstanding	4,433	4,405
Additional paid-in capital	9,731,718	9,687,159
Treasury stock, at cost – 177,000 and 107,131 shares	(369,335)	(269,972)
Accumulated deficit	(503,073)	(942,607)
Total stockholders’ equity	8,863,743	8,478,985

Total liabilities and stockholders’ equity	$15,939,867	$14,339,351

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012

Interest income from loans	$479,118	$402,119	$1,371,420	$1,042,183
Origination fees	105,920	89,191	301,775	255,514
Total Revenue	585,038	491,310	1,673,195	1,297,697

Operating costs and expenses:
Interest and amortization of debt service costs	119,272	86,779	323,478	186,851
Referral fees	312	1,232	1,242	4,891
General and administrative expenses	172,420	183,586	550,145	547,769
Total operating costs and expenses	292,004	271,597	874,865	739,511

Income from operations	293,034	219,713	798,330	558,186

Other income (Note 4)	6,887	6,887	20,661	20,661

Income before income tax expense	299,921	226,600	818,991	578,847
Income tax expense	(106,000)	(65,000)	(294,000)	(222,200)

Net Income	$193,921	$161,600	$524,991	$356,647

Basic and diluted net income per common share outstanding:
—Basic	$0.05	$0.04	$0.12	$0.08
—Diluted	$0.05	$0.04	$0.12	$0.08

Weighted average number of common shares outstanding
—Basic	4,263,194	4,324,258	4,273,544	4,324,392
—Diluted	4,287,698	4,327,305	4,289,225	4,330,435

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net Income	$524,991	$356,647
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	32,636	17,948
Depreciation	—	482
Non cash compensation expense	22,048	19,304
Changes in operating assets and liabilities:
Interest receivable on loans	(12,866)	(34,841)
Other current and non current assets	(16,300)	(37,770)
Accounts payable and accrued expenses	(54,355)	(46,362)
Deferred origination fees	38,150	15,993
Income taxes payable	11,963	21,470
Net cash provided by operating activities	546,267	312,871

Cash flows from investing activities:
Issuance of short term loans	(12,020,500)	(11,148,500)
Collections received from loans	10,244,866	7,874,691
Net cash used in investing activities	(1,775,634)	(3,273,809)

Cash flows from financing activities:
Proceeds from loans and line of credit, net	1,220,000	2,950,000
Purchase of treasury shares	(99,363)	(2,607)
Proceeds from exercise of stock options	22,540	—
Dividend paid ($0.01 per share)	(85,458)	—
Net cash provided by financing activities	1,057,719	2,947,393

Net decrease in cash and cash equivalents	(171,648)	(13,545)
Cash and cash equivalents, beginning of period	240,693	221,905
Cash and cash equivalents, end of period	$69,045	$208,360

Supplemental Cash Flow Information:
Taxes paid during the period	$282,037	$200,730
Interest paid during the period	$290,840	$152,879

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

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

Costs incurred in connection with the Company’s senior secured notes are being amortized over the term of the notes, using the straight-line method.Costs incurred in connection with the Company’s line of credit are being amortized over one year, using the straight-line method.

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

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The objective of this guidance is to clarify the balance sheet presentation of an unrecognized tax benefit and to resolve the diversity in practice that had developed in the absence of any on-point GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. For public entities, ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

At September 30, 2013, we were committed to an additional $1,546,950 in construction loans that can be drawn by the borrower when certain conditions are met.

At September 30, 2013, the Company had made loans to nine borrowers in the aggregate amount of $2,214,000, of which $724,000 is included in long-term loans receivable. One individual holds at least a sixty percent interest in each of the borrowers. The Company also had made loans to seven borrowers in the aggregate amount of $1,898,000, of which $400,000 is included in long-term loans receivable. One individual holds at least a twenty-five percent interest in each of the borrowers. The aggregate loans to all these entities totaled $4,112,000 or 26.7% of our loan portfolio. There are no family relationships between any of the borrowers with any of the officers or directors of the Company.

At September 30, 2013, no one entity has loans outstanding representing more than 10% of the total balance of the loans outstanding.

At September 30, 2013, three of the loans in the Company’s portfolio were jointly funded by the Company and one to three unrelated entities, for aggregate loans of $2,400,000. The accompanying balance sheet includes the Company’s portion of the loans in the amount of $1,650,000.

The Company generally grants loans for a term of one year.  In some cases, the Company has agreed to extend the term of the loans beyond one year.  This was mainly due to the additional lending conditions generally imposed by traditional lenders and financial institutions as a result of the mortgage crisis, which has made it more difficult overall for borrowers, including the Company’s borrowers, to secure long term financing.  Prior to the Company granting an extension of any loan, it reevaluates the underlying collateral.

Subsequent to September 30, 2013, $845,000 of the Company’s commercial loans have been paid off.

Long Term Loans Receivable

Long term loans receivable comprise the loans that were extended beyond the original maturity dates, unless it is clear that the loan will be paid back by September 30, 2014. At September 30, 2013, the Company’s loan portfolio consists of $11,363,000 short term loans receivable and $4,037,000 long term loans receivable.

Credit Risk

Credit risk profile based on loan activity as of September 30, 2013 and 2012:

	Developers- Residential	Developers- Commercial	Developers Mixed Used	Total outstanding loans
September 30, 2013	$13,175,000	$1,525,000	$700,000	$15,400,000
September 30, 2012	$10,997,866	$405,294	$1,285,000	$12,688,160

At September 30, 2013, the Company’s commercial loans include loans in the amount of $330,000, $167,000, $150,000 and $715,000, originally due in 2009, 2010, 2011 and 2012, respectively. In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans. Accordingly, at September 30, 2013, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof included in operations.

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

The New Option expired on September 30, 2013, although the option holder had tendered, and the Company deposited, the monthly option fee of $2,296. In anticipation of this option expiration, on August 23, 2013, the Company entered into a Contract of Sale for this property with a third-party for a purchase price of $430,000, which Contract of Sale is scheduled to close in November 2013. If the sale is consummated, there is a risk that the holder of the expired option may assert that it was renewed and seek to recover some or all of the proceeds of sale in excess of the option price of $146,821.

Other income for each of the nine month periods ended September 30, 2013 and 2012 in the amount of $20,661 represents the fees generated from the seller buy back options.

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

The denominator is based on the following weighted average number of common shares:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Basic	4,263,194	4,324,258	4,273,544	4,324,392
Incremental shares for assumed conversion of options	24,504	3,047	15,681	6,043
Diluted	4,287,698	4,327,305	4,289,225	4,330,435

For the three and nine month periods ended September 30, 2013, 257,496 and 266,319, stock options were not included in the diluted earnings per share calculation, respectively, either because their effect would have been anti-dilutive, or because they are in escrow (See note 7).

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

Share based compensation expense recognized under ASC 718 for the three and nine months ended September 30, 2013 were $13,530 and $22,048, respectively. Share based compensation expense recognized under ASC 718 for the three and nine months ended September 30, 2012 were $11,575 and $19,304, respectively.

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

The following summarizes stock option activity for the nine month period ended September 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	355,000	$0.92
Granted	28,000	1.53
Exercised	(28,000)	0.81
Forfeited or expired	(70,000)	1.01
Outstanding at September 30, 2013	285,000	$0.97	1.68	$147,656
Vested and exercisable at September 30, 2013	282,000	$0.97	1.66	$145,858

The weighted-average fair value of each option granted during the nine month periods ended September 30, 2013 and 2012, estimated as of the grant date using the Black-Scholes option valuation model, was $0.78 per option and $0.61 per option, respectively.

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

8.   LOANS AND LINE OF CREDIT

Short Term Loans

In September 2013, the Company received a short-term loan in the amount of $160,000, from a parent of a member of the board of directors, bearing interest at the rate of 10% per annum. At September 30, 2013, the Company owed an aggregate of $1,319,465 under six separate short term loans, bearing interest at rates ranging from 8% to 10% per annum. The loans are secured by certain of the Company’s short term loans pursuant to a security agreement, and two of the loans are also personally guaranteed by the Company’s CEO.

In January 2013, Mr. Ran, made two bridge loans to the Company in the aggregate amount of $175,000, at an interest rate of 6%, per annum. In June 2013, Mr. Ran, made another bridge loan to the Company in the amount of $64,500, at an interest rate of 6%, per annum. All loans were repaid in full by the Company as of September 30, 2013.

Line of Credit

On May 2, 2012, the Company entered into a one-year revolving Line of Credit Agreement with Sterling National Bank pursuant to which the Bank agreed to advance up to $3.5 million (the “Sterling Credit Line”) against assignments of mortgages and other collateral. The Sterling Credit Line was conditioned on an unlimited personal guarantee from Assaf Ran, the Company’s CEO, and requires the maintenance of certain non-financial covenants including limitations on the percentage of loans outstanding in excess of one year, loans made to affiliated groups and the extent of construction loans made by the Company. The interest rate on the Sterling Credit Line is 2% in excess of the Wall Street Journal prime rate (3.25% at September 30, 2013), but in no event less than 6%, per annum, on the money in use. Total initiation costs for the Sterling Credit Line were approximately $16,000. These costs are being amortized over one year, using the straight-line method. The amortization costs for the three and nine month periods ended September 30, 2013 were $0 and $5,341, respectively.

On January 31, 2013, the Company entered into an amendment to the Line of Credit Agreement with Sterling National Bank to increase the Sterling Credit Line from $3.5 million to $5 million, under the same terms as the original line of credit (the “Amendment”). In connection with the Amendment, Mr. Ran agreed to increase his personal guaranty to $5 million. Effective on May 1, 2013 and July 1, 2013, the term of the Sterling Credit Line was extended through July 1, 2013 and July 1, 2014, respectively. At September 30, 2013, the outstanding balance of the Sterling Credit Line was $4,800,000.

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

Financing costs incurred in connection with the agreement totaled $109,183, including five year warrants (the “warrants”) to purchase 20,000 shares of Common Stock issued to the underwriter at $2.50 per share, which were valued at $11,683. These costs are amortized over the life of the senior secured notes. The amortization costs for the three and nine month periods ended September 30, 2013 were $9,099 and $27,296, respectively.

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

We offer short-term, secured, non–banking loans to real estate investors (also known as hard money) to fund their acquisition and construction of properties located in the New York Metropolitan area. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the businesses. The loans are generally for a term of one year. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term. For the nine month periods ended September 30, 2013 and 2012 the total amounts of $12,020,500 and $11,148,500 have been lent, offset by collections received from borrowers, under the Company’s commercial loans in the amount of $10,244,866 and $7,874,691, respectively. Loans ranging in size from $50,000 to $1,000,000 were concluded at stated interest rates of 12% to 15%, but often at higher effective rates based upon points or other up-front fees.

We use our own employees, outside lawyers and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions. Outside appraisers are used to assist us in evaluating the worth of collateral, when deemed necessary by management. We also use independent construction inspectors as well as mortgage brokers and deal initiators.

We generally grant loans for a term of one year. In some cases, we have agreed to extend the term of the loans beyond one year. This was mainly due to the additional lending conditions generally imposed by traditional lenders and financial institutions as a result of the mortgage crisis, which has made it more difficult for borrowers, including our borrowers, to secure long term financing. Prior to our granting an extension of any loan, we reevaluate the underlying collateral.

To date, we have not experienced any defaults and none of the loans previously made have been non-collectable, although no assurances can be given that existing or future loans may not go into default or prove to be non-collectable in the future.

At September 30, 2013, we were committed to an additional $1,546,950 in construction loans that can be drawn by the borrower when certain conditions are met.

On March 21, 2011, we purchased three 2-family buildings located in the Bronx, New York for $675,000, including related costs, and sold to the seller a one year option to buy back the properties for the same price (the “Buy Back Option”). The Buy Back Option was sold for $3,900, plus a monthly fee of $10,530 payable to the Company by the option holder for the life of the option. On September 28, 2011, the option holder partially exercised the Buy Back Option with respect to one of the properties for $380,679. On October 1, 2011, we issued a new one year option for the two remaining properties at an aggregate exercise price of $294,321 with a monthly option fee of $4,591 (the “New Option”). On October 21, 2011, the option holder partially exercised the New Option to buy back one of the two remaining properties for $147,500 and had a continuing option, though October 1, 2012, to purchase the one remaining property at an exercise price of $146,821 with a monthly option fee of $2,296. Subsequently, the New Option’s expiration date was extended twice, on October 1, 2012, which extended the expiration date through March 30, 2013, and again on April 1, 2013, which extended the expiration date through September 30, 2013.

The New Option expired on September 30, 2013, although the option holder had tendered, and we deposited, the monthly option fee of $2,296. In anticipation of this option expiration, on August 23, 2013, we entered into a Contract of Sale for this property with a third-party for a purchase price of $430,000, which Contract of Sale is scheduled to close in November 2013. If the sale is consummated, there is a risk that the holder of the expired option may assert that it was renewed and seek to recover some or all of the proceeds of sale in excess of the option price of $146,821. (See Note 4 to the consolidated financial statements which appear elsewhere in this quarterly report.)

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenue

Total revenues for the three month period ended September 30, 2013 were approximately $585,000 compared to approximately $491,000 for the three month period ended September 30, 2012, an increase of $94,000 or 19.1%. The increase in revenue represents an increase in lending operations. For the three month periods ended September 30, 2013 and 2012, approximately $479,000 and $402,000, respectively, of our revenues were attributable to interest income on the secured commercial loans that we offer to small businesses, and approximately $106,000 and $89,000, respectively, of our revenues were attributable to origination fees on such loans. Our loans are principally secured by collateral consisting of real property and, generally, accompanied by personal guarantees.

Interest and amortization of debt service costs

Interest and amortization of debt service costs for the three month period ended September 30, 2013 was approximately $119,000 compared to approximately $87,000 for the three month period ended September 30, 2012, an increase of $32,000. The increase in interest and amortization of debt service costs was primarily attributable to our use of the Sterling Credit Line and the Company’s receipt of short term loans to increase our lending capacity. (See Notes 8 and 9 to the financial statements included elsewhere in this report.)

General and administrative expenses

General and administrative expenses for the three month period ended September 30, 2013 were approximately $172,000 compared to approximately $184,000 for the three month period ended September 30, 2012, a decrease of $12,000. This decrease is primarily attributable to a decrease in legal fees resulting from the settlement of the derivative action. (See Note 10 to the financial statements included elsewhere in this report.)

Other income

Other income for each of the three month periods ended September 30, 2013 and 2012 was approximately $7,000, which represents the fees generated from the seller buy back options. (See Note 4 to the financial statements included elsewhere in this report.)

Income tax expense

For the three month period ended September 30, 2013 we had income tax expense of $106,000 compared to $65,000 for the three month period ended September 30, 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenue

Total revenues for the nine month period ended September 30, 2013 were approximately $1,673,000 compared to approximately $1,298,000 for the nine month period ended September 30, 2012, an increase of $375,000, or 28.9%. The increase in revenue represents an increase in lending operations. For the nine month periods ended September 30, 2013 and 2012, revenues of approximately $1,371,000 and $1,042,000, respectively, were attributable to interest income on the secured commercial loans that we offer to small businesses, and approximately $302,000 and $256,000, respectively, were attributable to origination fees on such loans. Our loans are principally secured by collateral consisting of real property and, generally, accompanied by personal guarantees.

Interest and amortization of debt service costs

Interest and amortization of debt service costs for the nine month period ended September 30, 2013 was approximately $323,000 compared to approximately $187,000 for the nine month period ended September 30, 2012, an increase of $136,000. The increase in interest and amortization of debt service costs was primarily attributable to our use of the Sterling Credit Line and the Company’s receipt of short term loans to increase our lending capacity. (See Notes 8 and 9 to the financial statements included elsewhere in this report.)

Referral fees

Referral fees for the nine month period ended September 30, 2013 were approximately $1,000 compared to approximately $5,000 for the nine month period ended September 30, 2012. The referral fees represent fees paid on such loans which amortize over the life of the loan.

General and administrative expenses

General and administrative expenses for the nine month period ended September 30, 2013 were approximately $550,000 compared to approximately $548,000 for the nine month period ended September 30, 2012. The decrease is primarily attributable to a decrease in legal fees resulting from the settlement of the derivative action (See Note 10 to the financial statements included elsewhere in this report.), offset by increases in travel and meal expenses for meeting with prospective investors, joint venture partners and borrowers.

Other income

 Other income for each of the nine month periods ended September 30, 2013 and 2012 was approximately $21,000, which represents the fees generated from the seller buy back options. (See Note 4 to the financial statements included elsewhere in this report.)

 Income tax expense

 For the nine month period ended September 30, 2013 we had income tax expense of $294,000 compared to approximately $222,000 for the nine month period ended September 30, 2012.

Liquidity and Capital Resources

At September 30, 2013, we had cash and cash equivalents of approximately $69,000 and working capital of approximately $4,564,000 as compared to cash and cash equivalents of approximately $241,000 and working capital of approximately $5,582,000 at December 31, 2012. The decrease in cash and cash equivalents primarily reflects the increase in lending operations. The decrease in working capital is primarily attributable to the reclassification of a portion of the Company’s short-term loans to long-term loans receivable.

For the nine month periods ended September 30, 2013 and 2012, net cash provided by operating activities were approximately $546,000 and $313,000, respectively. The increase in net cash provided by operating activities primarily results from increases in net income and in deferred origination fees, offset by a decrease in accounts payable and accrued expenses.

Net cash used in investing activities for the nine month period ended September 30, 2013 was approximately $1,776,000 as compared to approximately $3,274,000 for the period ended September 30, 2012. Net cash used in investing activities for the nine month period ended September 30, 2013 consisted of the issuance of our short term commercial loans in the amount of approximately $12,021,000, offset by collection of these loans in the amount of approximately $10,245,000. In the period ended September 30, 2012 net cash used in investing activities consisted of the issuance of our short term commercial loans in the amount of approximately $11,149,000, offset by collection of these loans in the amount of approximately $7,875,000.

Net cash provided by financing activities for the nine month period ended September 30, 2013 was approximately $1,058,000 as compared to approximately $2,947,000 for the period ended September 30, 2012. Net cash provided by financing activities for the nine month period ended September 30, 2013 reflects the use of the Sterling Credit Line of $1,300,000, the proceeds of short a term loan of $160,000 received by the Company, and the proceeds from exercise of stock options of approximately $23,000, offset by the repayment of one of the Company’s short term loans of $240,000, the purchase of treasury shares of approximately $99,000 and the dividend payment of approximately $85,000. In the period ended September 30, 2012, net cash provided by financing activities reflects the use of the Sterling Credit Line of $3,150,000, offset by the repayment of one of the Company’s short term loans of $200,000 and the purchase of treasury shares of approximately $3,000.

On May 2, 2012, we entered into a 1-year revolving Line of Credit Agreement with Sterling National Bank (“Sterling”) pursuant to which the Bank agreed to advance up to $3.5 million against assignments of mortgages and other collateral (the “Sterling Credit Line”). On January 31, 2013, the Sterling Credit Line was increased from $3.5 million to $5 million under the same terms as the original line of credit (the “Amendment”). Effective on May 1, 2013 and July 1, 2013, the term of the Sterling Credit Line was extended through July 1, 2013 and July 1, 2014, respectively. (See Note 8 to the consolidated financial statements which appear elsewhere in this quarterly report.)

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

(a)	Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013 (the “Evaluation Date”).  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In September 2012, the Company adopted a stock buy-back program for the repurchase of up to 100,000 shares of the Company's common stock over the next twelve months.  As set forth in the table below, during the quarter ended September 30, 2013, the Company repurchased 14,000 shares of the Company's common stock under the stock buy-back program at a cost of $23,310.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2013	3,000	$1.64	3,000	14,731
August 1-31, 2013	3,800	$1.73	3,800	10,931
September 1-30, 2013	7,200	$1.64	7,200	3,731
Total	14,000	$1.67	14,000	0

Item 6.	EXHIBITS

Exhibit No.	Description
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act (filed herewith)
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act (filed herewith)
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act (furnished herewith)
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act (furnished herewith)
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Schema Document
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Manhattan Bridge Capital, Inc. (Registrant)

Date: October 30, 2013	By: /s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2013	By: /s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)