Form 10-K
period 2013-12-31
MANHATTAN BRIDGE CAPITAL, INC
filed 2014-03-24
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐        No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐        No ☑

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter earlier period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to post such files).    Yes ☑        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☑

The aggregate market value of the Registrant’s voting and non-voting common stock held by non-affiliates of the Registrant on June 28, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter, computed by reference to the closing price for such common stock on the NASDAQ Capital Market on such date, was approximately $2,665,132. (For this computation, the Registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the Registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the Registrant.)

As of March 24, 2014 the registrant has a total of 4,256,190 shares of Common Stock outstanding.

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

Products and services

▪ Manhattan Bridge Capital, DAG Funding and MBC Funding

The Company offers short-term, secured, non–banking loans to real estate investors (also known as hard money) to fund their acquisition of properties located in the New York Metropolitan area. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the businesses. The loans are generally for a term of one year. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term. For the years ended December 31, 2013 and 2012 the total amounts of $15,159,450 and $15,173,500, respectively, have been lent, offset by collections received from borrowers, under the commercial loans in the amount of $14,088,866 and $10,963,486, respectively. Loans ranging in size from $30,000 to $1,000,000 were concluded at stated interest rates of 12% to 15%, but often at higher effective rates based upon points or other up-front fees. The Company uses its own employees, outside lawyers and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions. Outside appraisers are used to assist the Company’s officials in evaluating the worth of collateral, when deemed necessary by management. The Company also uses independent construction inspectors as well as mortgage brokers and deal initiators.

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

At December 31, 2013, the Company is committed to an additional $1,017,500 in construction loans that can be drawn by the borrower when certain conditions are met.

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

In addition, the Company is exploring the possibility of becoming a REIT, an entity which would not be subject to federal or state income taxes. The Company does not currently meet all requirements for adopting REIT status, including a limitation on ownership concentration, and no assurances can be given that it will be able to meet such requirements in 2014, or thereafter. REIT requirements must be met for the last half of any year for which such status is sought.

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

Employees and independent contractors

As of December 31, 2013, we employed two employees. In addition, during 2013 we used outside lawyers and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions. Outside appraisers were used to assist the Company’s officials in evaluating the worth of collateral, when deemed necessary by management. The Company also used independent construction inspectors as well as mortgage brokers and deal initiators.

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

▪ Risks Related to our Business

We have generated only limited revenues from our lending operations

We have generated aggregate revenues of approximately $4 million from our lending operations during 2013 and 2012 and there can be no assurance that we can operate on a scale that would permit us to earn substantial income.

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

We may experience increased delinquencies and credit losses

Like other lenders, we face the risk that our customers will not repay their loans. Rising losses or leading indicators of rising losses (higher delinquencies, non-performing loans, or bankruptcy rates; lower collateral values) may require us to establish or increase our allowance for loan losses and may degrade our profitability if we are unable to raise revenue or reduce costs to compensate for higher losses. In particular, we face the following risks in this area:

•	Missed Payments. We face the risk that customers will miss payments. Loan charge-offs are generally preceded by missed payments or other indications of worsening financial condition. Customers may be more likely to miss payments in the event of an economic downturn. In addition, we face the risk that consumer and commercial customer behavior may change, causing a long-term rise in delinquencies and charge-offs;

•	Collateral. We face the risk that the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from our customers. Particularly with respect to our commercial lending, decreases in real estate values could adversely affect the value of property used as collateral for our loans. Thus, the recovery of such property could be insufficient to compensate us for the value of these loans; and

•	Estimates of future losses. We face the risk that we may underestimate our future losses and fail to hold a loan loss allowance sufficient to account for these losses. Incorrect assumptions could lead to material underestimates of future losses and inadequate allowance for loan losses. In addition, our estimate of future losses impacts the amount of reserves we build to account for those losses. The build or release of reserves impacts our current financial results.

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

The decline in the broader credit markets related to sub-prime mortgage dislocation has caused the global financial markets to become more volatile and the homebuilding and real estate markets have been dramatically impacted as a result. The volatility of these markets could create a difficult operating environment in the near term and investors should be aware that general risks of investing in real estate may be magnified.

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

As of March 24, 2014, our executive officers and directors collectively own approximately 62.38% of the outstanding shares of our common stock or beneficially own 63.6% of the outstanding shares of our common stock, assuming the exercise of options which are currently exercisable or will become exercisable within 60 days from the filing of this report, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors. Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

Our stockholders may experience dilution as a result of the exercise of outstanding options to purchase our common stock.

As of December 31, 2013, we had outstanding options for 145,000 shares (excluding the 140,000 options Mr. Ran, our CEO, agreed not to exercise in accordance with the Restricted Stock Agreement - See Item 11) with exercise prices range from $0.93 to $1.53 per share. The exercise of these options could result in dilution to our existing stockholders and could have an adverse effect on our stock price.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive and principal operating office is located in Great Neck, New York. We use this space for all of our operations. This space is occupied under a lease that expires August 31, 2016. The current monthly rent is $3,318, including electricity. We believe this facility is adequate to meet our requirements at our current level of business activity.

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

Our Common Stock is traded on the NASDAQ Capital Market under the symbol “LOAN”. The high and low sales prices for our common stock as reported by the NASDAQ Capital Market for the quarterly periods during 2013 and 2012 were as follows:

	High	Low
2012
First Quarter	$1.44	$0.90
Second Quarter	$1.17	$0.95
Third Quarter	$1.05	$0.84
Fourth Quarter	$1.12	$0.98
2013
First Quarter	$1.50	$1.02
Second Quarter	$1.74	$1.20
Third Quarter	$2.18	$1.42
Fourth Quarter	$2.30	$1.65

On March 14, 2014, the last reported sale price of our common stock on the NASDAQ Capital Market was $1.80 per share.

(b)	Holders

As of March 14, 2014, the approximate number of record holders of our common stock was 18. The number of holders does not include individuals or entities who beneficially own shares but whose shares, which are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder. American Stock Transfer & Trust Company serves as transfer agent for our shares of common stock.

(c)	Dividends

The holders of our common stock are entitled to receive dividends as may be declared by the Company’s Board of Directors (the “Board”). During 2013, the Board approved four quarterly dividend payments commencing in the second quarter of 2013, of $.01 per common share, for a total of $.04 per common share. Payments of future dividend are within the discretion of our Board and will depend on, among other factors, our retained earnings, capital requirements, operations and financial condition. In February 2014, the Board of Directors approved a dividend payment of a $.02 per common share to shareholders of record on May 15, 2014, August 15, 2014, November 14, 2014 and February 13, 2015 payable on May 20, 2014, August 20, 2014, November 20, 2014 and February 20, 2015, respectively.

(d)	Issuer Purchases of Equity Securities

On September 19, 2012, the Company adopted a stock buy-back program for the repurchase of up to 100,000 shares of the Company's common stock (the “Buy-back Program”).  Under the Buy-back Program, the Company re-purchased an aggregate of 96,269 shares of common stock at an average price per share of $1.33.  On September 30, 2013, the Buy-back Program expired by its own terms.

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

Overview

The Company offers short-term, secured, non–banking loans to real estate investors (also known as hard money) to fund their acquisition and construction of properties located in the New York Metropolitan area. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the businesses. The loans are generally for a term of one year. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term. For the years ended December 31, 2013 and 2012 the Company lent total amounts of $15,159,450 and $15,173,500, respectively, offset by collections received from borrowers from commercial loans outstanding in the amount of $14,088,866 and $10,963,486, respectively. Loans ranging in size from $30,000 to $1,000,000 were concluded at stated interest rates of 12% to 15%, but often at higher effective rates based upon points or other up-front fees.

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

At December 31, 2013, the Company’s commercial loans include loans in the amount of $290,000, $152,000, $150,000, $150,000 and $3,307,000, originally due in 2009, 2010, 2011, 2012 and 2013, respectively. At December 31, 2012, the Company’s commercial loans include loans in the amount of $499,666, $567,200, $750,000 and $1,537,500, originally due in 2009, 2010, 2011 and 2012, respectively. In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans. Accordingly, at December 31, 2013 and 2012, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof included in operations for the years then ended.

To date, the Company has not experienced any defaults and none of the loans previously made have been non-collectable, although no assurances can be given that existing or future loans may not go into default or prove to be non-collectible in the future.

At December 31, 2013, the Company was committed to an additional $1,017,500 in construction loans that can be drawn by the borrower when certain conditions are met.

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

Results of operations

Years ended December 31, 2013 and 2012

Total revenue

Total revenue for the year ended December 31, 2013 was approximately $2,260,000 compared to approximately $1,816,000 for the year ended December 31, 2012, an increase of $444,000 or 24.4%. The increase in revenue represents an increase in lending operations. In 2013, approximately $1,858,000 of the Company’s revenue represents interest income on secured, commercial loans that the Company offers to small businesses compared to approximately $1,476,000 in 2012, and approximately $402,000 represents origination fees on such loans compared to approximately $340,000 in 2012. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the businesses.

Interest and amortization of debt service costs

Interest and amortization of debt service costs for the year ended December 31, 2013 were approximately $443,000 compared to approximately $281,000 for the year ended December 31, 2012, an increase of $162,000 or 57.7%. The increase in interest and amortization of debt service costs was primarily attributable to our use of the Sterling Credit Line (described below). (See Note 7 to the financial statements included elsewhere in this report.)

Referral fees

Referral fees for the year ended December 31, 2013 were approximately $2,000 compared to approximately $6,000 for the year ended December 31, 2012. The referral fees represent fees paid on such loans which amortize over the life of the loan.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2013 were approximately $838,000 compared to approximately $864,000 for the year ended December 31, 2012, a decrease of $26,000 or 3%. The decrease is primarily attributable to a decrease in legal fees resulting from the settlement of the derivative action (See Note 14 to the financial statements included elsewhere in this report), offset by increases in NASDAQ fee and in travel and meal expenses for meeting with prospective investors, joint venture partners and borrowers.

Other income

Other income for each of the years ended December 31, 2013 and 2012 was approximately $28,000, which represents the fees generated from the seller buy back options (See Note 5 to the financial statements included elsewhere in this report).

Write-down of investment in privately held company

Write-down of investment in privately held company for the year ended December 31, 2013 was $35,000. The Company determined to write down the value of its investment due to the fact that the privately held company is experiencing delays in executing its business plan. (See Note 6 to the financial statements included elsewhere in this report).

Income before income tax expense

Income before provision for income tax for the year ended December 31, 2013 was approximately $970,000 compared to approximately $692,000 for the year ended December 31, 2012, an increase of $278,000 or 40.2%. This increase is primarily attributable to the increase in revenue, offset by the increase in interest expense.

Income tax expense

Income tax expense, including interest and penalties, for the years ended December 31, 2013 and 2012 was approximately $387,000 and $303,000, respectively.

Liquidity and Capital Resources

At December 31, 2013, we had cash and cash equivalents of approximately $1,021,000 and working capital of approximately $4,677,000 compared to cash and cash equivalents of approximately $241,000 and working capital of approximately $5,582,000 at December 31, 2012. The increase in cash and cash equivalents primarily reflects the use of the Sterling Credit Line, offset by the repayment of senior secured notes (See Notes 7 and 8 to the financial statements included elsewhere in this report). The decrease in working capital is primarily attributable to the reclassification of a portion of the Company’s short-term loans to long-term loans receivable.

For the years ended December 31, 2013 and 2012, net cash provided by operating activities was approximately $786,000 and $533,000, respectively. The increase in net cash provided by operating activities primarily results from an increase in net income and a write-down of investment in privately held company, offset by a decrease in accounts payable and accrued expenses.

For the year ended December 31, 2013 net cash used in investing activities was approximately $1,071,000, compared to approximately $4,210,000 for the year ended December 31, 2012. Net cash used in investing activities for the year ended December 31, 2013, consisted primarily of the issuance of our short term commercial loans in the amount of approximately $15,159,000, offset by collection of these loans in the amount of approximately $14,089,000. Net cash used in investing activities for the year ended December 31, 2012, consisted primarily of the issuance of our short term commercial loans in the amount of approximately $15,174,000, offset by collection of these loans in the amount of approximately $10,963,000.

For the year ended December 31, 2013 net cash provided by financing activities was approximately $1,065,000, compared to approximately $3,695,000 for the year ended December 31, 2012. Net cash provided by financing activities for the year ended December 31, 2013 reflects the use of the Sterling Credit Line of $1,850,000, the proceeds of short a term loan of $160,000 received by the Company, and the proceeds from exercise of stock options of approximately $23,000, offset by the repayments of senior secured notes of $500,000 and one of the Company’s short term loans of $240,000, the purchase of treasury shares of approximately $99,000 and the dividend payments of approximately $128,000. Net cash provided by financing activities for the year ended December 31, 2012 reflects the Company’s receipt of the proceeds of short term loans and the use of a line of credit in the aggregate amount of $3,740,000, offset by purchase of treasury stock in the amount of approximately $29,000 and by the deferred financing costs on Sterling credit line in the amount of approximately $16,000.

Until our initial public offering in 1999, our only source of funds was cash flow from operations, which funded both our working capital needs and capital expenditures. As a result of our initial public offering in May 1999, we received proceeds of approximately $6.4 million.

On May 2, 2012, the Company entered into a one-year revolving Line of Credit Agreement with Sterling National Bank pursuant to which the Bank agreed to advance up to $3.5 million (the “Sterling Credit Line”) against assignments of mortgages and other collateral. The Sterling Credit Line was conditioned on an unlimited personal guarantee from Assaf Ran, the Company’s CEO, and requires the maintenance of certain non-financial covenants including limitations on the percentage of loans outstanding in excess of one year, loans made to affiliated groups and the extent of construction loans made by the Company. The interest rate on the Sterling Credit Line is 2% in excess of the Wall Street Journal prime rate (3.25% at December 31, 2013), but in no event less than 6%, per annum, on the money in use.

On January 31, 2013, the Company entered into an amendment to the Line of Credit Agreement with Sterling National Bank to increase the Sterling Credit Line from $3.5 million to $5 million, under the same terms as the original line of credit (the “Amendment”). In connection with the Amendment, Mr. Ran agreed to increase his personal guarantee to $5 million. Effective on May 1, 2013 and July 1, 2013, the term of the Sterling Credit Line was extended through July 1, 2013 and July 1, 2014, respectively. On December 13, 2013, the Company entered into another amendment to the Line of Credit Agreement with Sterling National Bank to increase the Sterling Credit Line from $5 million to $7 million, under the same terms as the original line of credit (the “Second Amendment”). In connection with the Second Amendment, Mr. Ran agreed to increase his personal guarantee to $7 million. At December 31, 2013, the outstanding balance of the Sterling Credit Line is $5,350,000. At December 31, 2012, the outstanding amount under the line of credit was $3,500,000.

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

Contractual Obligations

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Operating Lease Obligations (*)	$109,800	$40,300	$69,500	$—	$—

(*) Operating lease obligations include utilities payable to the landlord under the lease.

Recent Technical Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a "qualitative" assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption was permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financials statements.

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

In January 2014, the FASB issued ASU 2014-04, “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (A Consensus of the FASB Emerging Issues Task Force).” The purpose of the update is to define an in substance repossession or foreclosure for purposes of determining whether or not an entity should derecognize a residential real estate collateralized consumer mortgage loan if the entity has foreclosed on the real estate. The ASU is effective for public entities for fiscal years beginning after December 15, 2014, and interim periods therein. For nonpublic entities, the ASU is effective for annual periods beginning after December 15, 2014, and interim and annual periods thereafter. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

2.	Internal Control over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of the Company's principal executive and principal financial officers and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting is supported by written policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

The Company's internal control system was designed to provide reasonable assurances to the Company's management and the Board regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

(a)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Our executive officers and directors and their respective ages are as follows:

Name	Age	Position

Assaf Ran	48	Founder, Chairman of the Board, Chief Executive Officer, and President

Vanessa Kao	36	Chief Financial Officer, Vice President, Treasurer and Secretary

Michael Jackson (1)(2)	49	Director
Phillip Michals (1)	44	Director

Eran Goldshmit (1)	47	Director

Mark Alhadeff	50	Director

Lyron Bentovim(3)	44	Director

(1) Member of the Compensation Committee, Audit Committee and Nominating Committee.

(2) Chairman of the Audit Committee.

(3) Member of the Audit Committee.

All directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected to serve subject to the discretion of the Board.

Set forth below is a brief description of the background and business experience of our executive officers and directors:

Assaf Ran, our founder, has been our Chief Executive Officer and President since our inception in 1989. Mr. Ran has 25 years of senior management experience leading public and private directories businesses. Mr. Ran started several yellow page businesses from the ground up and managed to make each one of them successful. Mr. Ran’s professional experience and background with us, as our director since March 1999, have given him the expertise needed to serve as one of our directors.

Vanessa Kao has been our Chief Financial Officer, Vice President, Treasurer and Secretary since rejoining us in June 2011. Previously, from July 2004 through April 2006, she served as the Assistant Chief Financial Officer of the Company until she joined DAG Jewish Directories, Inc. in April 2006. Since April 2006, she has been the Chief Financial Officer of DAG Jewish Directories, Inc. Ms. Kao holds a M.B.A. in Finance and MIS/E-Commerce from the University of Missouri and a Bachelor degree of Business Administration in Finance from the National Taipei University in Taiwan.

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

Lyron Bentovim has been a member of our Board since December 2008. Mr. Bentovim currently serves as CFO of NIThealth, prior to this position Mr. Bentovim served as CFO/COO and managing director at Cabrillo Advisors. From August 2009 until July 2012, Mr. Bentovim has served as the Chief Operating Officer and the Chief Financial Officer of Sunrise Telecom Inc, a leader in test and measurement solutions for telecom, wireless and cable networks.  Prior to joining Sunrise Telecom Inc. since January 2002, Mr. Bentovim has been a Portfolio Manager for Skiritai Capital LLC, an investment advisor based in San Francisco. Mr. Bentovim has over 20 years of industry experience, including his experience as a member of the board of directors at RTW Inc., Ault Inc,  Top Image Systems, Three-Five Systems Inc., Sunrise Telecom Incorporated, and Argonaut Technologies Inc. Prior to his position in Skiritai Capital LLC, Mr. Bentovim served as the President, COO, and co-founder of WebBrix Inc. Additionally; Mr. Bentovim spent time as a Senior Engagement Manager with strategy consultancies USWeb/CKS, the Mitchell Madison Group LLC and McKinsey & Company Inc. Mr. Bentovim has a MBA from Yale School of Management and a Law degree from the Hebrew University. Mr. Bentovim's professional experience and background with other companies and with us have given him the expertise needed to serve as one of our directors.

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

To the best of our knowledge, based solely on review of the copies of such forms furnished to us, or written representations that no other forms were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent (10%) stockholders were complied with during 2013.

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

Stockholder Communications

The Board has established a process to receive communications from stockholders. Stockholders and other interested parties may contact any member (or all members) of the Board, or the non-management directors as a group, any Board committee or any chair of any such committee by mail or electronically. To communicate with the Board, any individual director or any group or committee of directors, correspondence should be addressed to the Board or any such individual director or group or committee of directors by either name or title. All such correspondence should be sent c/o Corporate Secretary at 60 Cutter Mill Road, Great Neck, NY 11021.

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

Item 11. Executive Compensation

The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the years ended December 31, 2013 and 2012 by Assaf Ran our chief executive officer (the ‘‘named executive officer’’) and sole executive officer whose salary during the last completed fiscal year exceeded $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Non Equity Incentive plan Compen- sation ($)	All Other Compen- sation ($) (1)	Total ($)

Assaf Ran	2013	$225,000	$65,000	$6,750	$6,750	$296,750
Chief Executive Officer and President	2012	$225,000	$65,000	$6,750	$6,750	$296,750

(1) Company’s matching contributions are made pursuant to a simple master IRA plan.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards by the named executive officer as of December 31, 2013.

Name	Year	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Assaf Ran	2009	140,000	(1)	$0.74	3/18/2014	—	—
Chief Executive	2011					1,000,000	1,710,000	(2)(3)
Officer andPresident

(1)	In accordance with the Restricted Stock Agreement, Mr. Ran agreed not to exercise the Remaining Options. Until their expiration, Mr. Ran will be required to forfeit approximately 4.76 Restricted Shares for each share of common stock issued upon any exercise of the Remaining Options. In connection with the Compensation Committee’s approval of the grant of Restricted Shares, the Compensation Committee consulted with and obtained the concurrence of independent compensation experts and informed Mr. Ran that it had no present intention of continuing its prior practice of annually awarding stock options to Mr. Ran as CEO. Also, Mr. Ran advised the Compensation Committee that he would not seek future stock option grants.

(2)	Calculated based on the closing market price of $1.71 at the end of the last completed fiscal year on December 31, 2013.

(3)	Mr. Ran may not sell, convey, transfer, pledge, encumber or otherwise dispose of the Restricted Shares until the earliest to occur of the following: (i) September 9, 2026, with respect to 1/3 of the Restricted Shares, September 9, 2027 with respect to an additional 1/3 of the Restricted Shares and September 9, 2028 with respect to the final 1/3 of the Restricted Shares; (ii) the date on which Mr. Ran’s employment is terminated by us for any reason other than for “Cause;” or (iii) on a Risk Termination Date. If at any time prior to a Risk Termination Date Mr. Ran’s employment is terminated by us for Cause or Mr. Ran voluntarily terminates his employment for any reason other than death or disability, Mr. Ran will forfeit that portion of the Restricted Shares which have not previously vested.

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

In 2013, the Board designated a special committee to review and authorize the final settlement documents in the derivative lawsuit (See Item 3), and appointed Phillip Michals and Lyron Bentovim as the members of such committee with cash compensation of $1,500 each.

Director Compensation

Name	Fees Earned or Paid in Cash	Option Awards ($)
(a)	($)	(1)	Total ($)
Michael Jackson (2)	$3,300	$5,479	$8,779
Phillip Michals(2)	$5,100	$5,479	$10,579
Eran Goldshmit (2)	$3,300	$5,479	$8,779
Mark Alhadeff	—	—	—
Lyron Bentovim (2)	$4,800	$5,479	$10,279

(1)	Represents stock option awards to purchase 7,000 shares of our common stock. Valuation is based on ASC Topic 718. The assumptions underlying valuation of equity awards are set forth in Note 11 to financial statements included elsewhere in this report.

(2)	At December 31, 2013, each of Messrs. Jackson, Michals, Goldshmit and Bentovim held stock options to purchase an aggregate of 35,000 shares of common stock at exercise prices ranging from $0.93 to $1.53 per share.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table, together with the accompanying footnotes, sets forth information, as of March 24, 2014, regarding the beneficial ownership of our common stock by all persons known by us to beneficially own more than 5% of our outstanding common stock, each named executive officer, each director, and all of our directors and officers as a group:

Name of Beneficial Owner (1)	Title of Class	Amount and Nature of Beneficial Ownership (2)	Percentage of Class

Executive Officers and Directors
Assaf Ran (3)	Common	2,501,000	58.76%
Michael Jackson (4)	Common	42,000	*
Phillip Michals (4)	Common	72,000	1.68%
Eran Goldshmit (4)	Common	42,000	*
Mark Alhadeff	Common	60,000	1.41%
Lyron Bentovim (4)	Common	77,958	1.82%
All officers and directors as a group (7 persons) (5)	Common	2,797,958	63.60%

* Less than 1%

(1)	Unless otherwise provided, the address of each of the individuals above is c/o Manhattan Bridge Capital, Inc., 60 Cutter Mill Road, Great Neck, New York 11021.

(2)	A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from March 24, 2014 upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from March 24, 2014 have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on 4,256,190 shares outstanding on March 24, 2014.

(3)	Includes 1,000,000 Restricted Shares granted to Mr. Ran on September 9, 2011, upon stockholders approval at the Company’s 2011 annual meeting of stockholders. Mr. Ran may not sell, convey, transfer, pledge, encumber or otherwise dispose of the Restricted Shares until the earliest to occur of the following: (i) September 9, 2026, with respect to 1/3 of the Restricted Shares, September 9, 2027 with respect to an additional 1/3 of the Restricted Shares and September 9, 2028 with respect to the final 1/3 of the Restricted Shares; (ii) the date on which Mr. Ran’s employment is terminated by us for any reason other than for “Cause;” or (iii) on a Risk Termination Date. If at any time prior to a Risk Termination Date Mr. Ran’s employment is terminated by us for Cause or Mr. Ran voluntarily terminates his employment for any reason other than death or disability, Mr. Ran will forfeit that portion of the Restricted Shares which have not previously vested.

(4)	Includes an aggregate of 35,000 shares underlying options at exercise prices ranging from $0.93 to $1.53 per share.

(5)	Includes an aggregate of 143,000 shares underlying options beneficially owned by officers and directors as a group.

Equity Compensation Plan Information

On June 23, 2009 the Company adopted the 2009 Stock Option Plan (the “Plan”) which replaced the 1999 Stock Option Plan as amended (the “Prior Plan”), which expired in May of 2009. Options granted under the Prior Plan remain outstanding until expired, exercised or cancelled.

The following table summarizes the (i) options granted under the Prior Plan, (ii) options granted under the Plan, and (iii) options granted outside the Company’s plans, as of December 31, 2013. The shares covered by outstanding options and warrants are subject to adjustment for changes in capitalization, stock splits, stock dividends and similar events.

	Equity Compensation Plan Table
	Number of securities(1) to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities(1) remaining available for future issuance under equity compensation plans
Equity Compensation Plans Approved By Security Holders
Grants under the Company’s 1999 Stock Option Plan	140,000	(2)	$0.74	0
Grants under the Company’s 2009 Stock Option Plan	145,000		$1.20	255,000
Equity Compensation Plans Not Requiring Approval By Security Holders
Aggregate Individual Option Grants	20,000		$2.50	N/A
Total	305,000		$0.87	255,000

(1)	Reflect shares of Company common stock.

(2)	The Remaining Options held by Mr. Ran which he has agreed not to exercise in accordance with the Restricted Stock Agreement (See Item 11).

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

In 2013, Mr. Ran made five separate loans to the Company in amounts ranging from $50,000 to $100,000, bearing interest at the rate of 6% per annum. All of these loans were repaid by the Company as of December 31, 2013. The aggregate interest expense for these loans was $1,124.

In September 2013, the Company received a short-term loan in the amount of $160,000, from a parent of a member of the Board, bearing interest at the rate of 10% per annum and matures in September 2014.

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

In determining director independence, our Board applies the independence standards set by the NASDAQ. In its application of such standards the Board takes into consideration all transactions with Independent Directors and the impact of such transactions, if any, on any of the Independent Directors’ ability to continue to serve on our Board. To that end, for the fiscal year ended 2013, our Board considered the options awarded to the Independent Directors disclosed above in “Item 11 – Executive Compensation – Director Compensation” and determined that those transactions were within the limits of the independence standards set by the NASDAQ and did not impact their ability to continue to serve as Independent Directors.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed by our principal accounting firm, Hoberman, Goldstein & Lesser, P.C, for the fiscal years ended December 31, 2013 and 2012 are as follows:

(a)	Audit Fees

2013

The aggregate fees incurred during 2013 for Hoberman, Goldstein & Lesser, P.C, our principal accountant, were $57,500, covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2013.

2012

The aggregate fees incurred during 2012 for Hoberman, Goldstein & Lesser, P.C, our principal accountant, were $57,250, covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2012.

(b)	Audit-Related Fees

There were no audit-related fees billed by Hoberman, Goldstein & Lesser, P.C, our principal accountant during 2013 or 2012.

(c)	Tax Fees

Tax fees of $3,000 were billed by our principal accountants in 2013 for preparing the 2012 tax return.

Tax fees of $2,750 were billed by our principal accountants in 2012 for preparing the 2011 tax return.

(d)	All Other Fees

No other fees, beyond those disclosed in this Item 14, were billed during 2013 or 2012.

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

The percentage of hours expended on audit by persons other than our principal accountant’s full time, permanent employees, did not exceed 50%.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements - See Index to Financial Statements on page F-1.

2. Financial Statement Schedules – See (c) below.

3. Exhibits – See (b) below.

(b)	Certain of the following exhibits were filed as Exhibits to the registration statement on form SB-2, Registration No. 333-74203 and amendments thereto (the "Registration Statement") filed by the Registrant under the Securities Act of 1933, as amended, or the reports filed under the Securities and Exchange Act of 1934, as amended, and are hereby incorporated by reference.

Exhibit No.	Description

3.1(a)	Certificate of Incorporation of the Company (1)
3.1(b)	Certificate of Amendment of the Certificate of Incorporation (6)
3.1(c)	Certificate of Change (5)
3.2	By-laws of the Company (1)
4.1	Specimen Stock Certificate (2)
4.2	Form of Underwriter’s Warrant (1)
10.1**	Employment Agreement dated March 1, 1999 by and between Assaf Ran and the Company (1)
10.2	Web Site Company Formation, Development and Services Agreement dated December 5, 2005 by and between Manhattan Bridge Capital, Inc. and Ocean-7 Development, Inc. (3)

Exhibit No.	Description
10.3	Lease Agreement by and between the Company and Majestic Neck Corp. for the premises located at 60 Cutter Mill Road, Great Neck, New York 11021. (4)
10.4*	Form of the Company’s 2009 Stock Option Plan, as amended (7)
10.5	Line of Credit Agreement, dated May 2, 2012, between the Company and Sterling National Bank (8)
10.6	Amendment Agreement, dated January 31, 2013, between the Company, Assaf Ran and Sterling National Bank (9)
10.7	Extension of the Line of Credit Agreement, dated as of May 1, 2013, between the Company and Sterling National Bank (10)
10.8	Extension of the Line of Credit Agreement, dated as of July 1, 2013, between the Company and Sterling National Bank (10)
10.9	Second Amendment Agreement, dated December 13, 2013, between the Registrant, Assaf Ran and Sterling National Bank (11)
23.1	Consent of Hoberman, Goldstein & Lesser, P.C., dated March 24, 2014 (*€)
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act (*€)
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act (*€)
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Schema Document
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

** Compensation plan or arrangement for current or former executive officers and directors.

*€ Filed herewith.

(1)	Previously filed as exhibit to Form SB-2 on March 10, 1999 and incorporated herein by reference .
(2)	Previously filed as exhibit to Form SB-2/A on April 23, 1999 and incorporated herein by reference .
(3)	Previously filed as exhibit to Form 8-K on December 12, 2005 and incorporated herein by reference.
(4)	Previously filed as exhibit to Form 8-K on June 13, 2011 and incorporated herein by reference.
(5)	Previously filed as exhibit to Form 8-K on July 24, 2008 and incorporated herein by reference.
(6)	Previously filed as Appendix A to Schedule 14A on May 14, 2010 and incorporated herein by reference.
(7)	Previously filed as Appendix A to Schedule 14A on August 5, 2011 and incorporated herein by reference.
(8)	Previously filed as exhibit to Form 8-K on May 7, 2012 and incorporated herein by reference.

(9)	Previously filed as exhibit to Form 8-K on February 19, 2013 and incorporated herein by reference.
(10)	Previously filed as exhibit to Form 10-Q for the period ended June 30, 2013 and incorporated herein by reference.
(11)	Previously filed as exhibit to Form 8-K on December 16, 2013 and incorporated herein by reference.

(c)	No financial statement schedules are included because the information is either provided in the financial statements or is not required under the related instructions or is inapplicable and such schedules therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Manhattan Bridge Capital, Inc.

By:	/s/ Assaf Ran
Assaf Ran, President, Chief Executive Officer and Chairman of the Board of Directors

Date: March 24, 2014

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 24, 2014:

Signature	Date	Title

/s/ Assaf Ran	March 24, 2014	President, Chief Executive Officer
Assaf Ran		and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Vanessa Kao	March 24, 2014	Chief Financial Officer (Principal
Vanessa Kao		Financial and Accounting Officer)

/s/ Phillip Michals	March 24, 2014	Director
Phillip Michals

/s/ Eran Goldshmit	March 24, 2014	Director
Eran Goldshmit

/s/ Michael Jackson	March 24, 2014	Director
Michael Jackson

/s/ Mark Alhadeff	March 24, 2014	Director
Mark Alhadeff

/s/ Lyron Bentovim	March 24, 2014	Director
Lyron Bentovim

MANHATTAN BRIDGE CAPITAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Manhattan Bridge Capital, Inc.

We have audited the accompanying consolidated balance sheets of Manhattan Bridge Capital, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2013. Manhattan Bridge Capital, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Manhattan Bridge Capital, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Hoberman, Goldstein & Lesser, CPA’s, P.C.

New York, New York

March 21, 2014

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2013 and 2012

	2013	2012
Assets
Current assets:
Cash and cash equivalents	$1,021,023	$240,693
Short term loans receivable	10,697,950	11,022,866
Interest receivable on loans	171,483	160,342
Other current assets	18,540	18,903
Total current assets	11,908,996	11,442,804

Investment in real estate	146,821	146,821
Long term loans receivable	3,997,000	2,601,500
Security deposit	6,637	6,491
Investment in privately held company	65,000	100,000
Deferred financing costs	—	41,735

Total assets	$16,124,454	$14,339,351

Liabilities and Stockholders’ Equity
Current liabilities:
Short term loans	$1,319,465	$1,399,465
Line of credit	5,350,000	3,500,000
Senior secured notes	—	500,000
Accounts payable and accrued expenses	57,066	70,403
Deferred origination fees	132,017	122,242
Income taxes payable	373,219	268,256
Total liabilities, all current	7,231,767	5,860,366

Commitments and contingencies
Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; no shares issued	—	—
Common shares - $.001 par value; 25,000,000 authorized; 4,433,190 and 4,405,190 issued; 4,256,190 and 4,298,059 outstanding	4,433	4,405
Additional paid-in capital	9,745,249	9,687,159
Treasury stock, at cost – 177,000 and 107,131 shares	(369,335)	(269,972)
Accumulated deficit	(487,660)	(942,607)
Total stockholders’ equity	8,892,687	8,478,985

Total liabilities and stockholders’ equity	$16,124,454	$14,339,351

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED December 31, 2013 and 2012

	2013	2012
Interest income from loans	$1,858,033	$1,475,800
Origination fees	401,514	339,767
Total Revenue	2,259,547	1,815,567

Operating costs and expenses:
Interest and amortization of debt service costs	442,661	280,654
Referral fees	1,679	6,133
General and administrative expenses	837,788	864,398
Total operating costs and expenses	1,282,128	1,151,185

Income from operations	977,419	664,382

Other income (Note 5)	27,548	27,548
Loss on write-down of investment in privately held company (Note 6)	(35,000)	—
Total other (loss) income, net	(7,452)	27,548

Income before income tax expense	969,967	691,930
Income tax expense	(387,000)	(303,320)
Net income	$582,967	$388,610

Basic and diluted net income per common share outstanding:
—Basic	$0.14	$0.09
—Diluted	$0.14	$0.09
Weighted average number of common shares outstanding
—Basic	4,269,169	4,320,050
—Diluted	4,289,818	4,326,329

The accompanying notes are an integral part of these consolidated financial statements

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED December 31, 2013 and 2012

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Cost	Deficit	Totals
Balance, January 1, 2012	4,405,190	$4,405	$9,656,280	80,731	$(241,400)	$(1,331,217)	$8,088,068
Non cash compensation			30,879				30,879
Purchase of treasury shares				26,400	(28,572)		(28,572)
Net income for the year ended December 31, 2012						388,610	388,610
Balance, December 31, 2012	4,405,190	4,405	9,687,159	107,131	(269,972)	(942,607)	8,478,985
Non cash compensation			35,578				35,578
Exercise of stock options	28,000	28	22,512				22,540
Purchase of treasury shares				69,869	(99,363)		(99,363)
Dividends paid						(128,020)	(128,020)
Net income for the year ended December 31, 2013						582,967	582,967
Balance, December 31, 2013	4,433,190	$4,433	$9,745,249	177,000	$(369,335)	$(487,660)	$8,892,687

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED December 31, 2013 and 2012

	2013	2012
Cash flows from operating activities:
Net income	$582,967	$388,610
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	41,735	47,078
Depreciation	—	588
Non cash compensation expense	35,578	30,879
Loss on write-down of investment in privately held company (Note 6)	35,000	—
Changes in operating assets and liabilities
Interest receivable on loans	(11,141)	(50,437)
Other current and non current assets	217	(2,582)
Accounts payable and accrued expenses	(13,337)	10,331
Deferred origination fees	9,775	9,462
Income taxes payable	104,963	99,470
Net cash provided by operating activities	785,757	533,399

Cash flows from investing activities:
Issuance of short term loans	(15,159,450)	(15,173,500)
Collections received from loans	14,088,866	10,963,486
Net cash used in investing activities	(1,070,584)	(4,210,014)

Cash flows from financing activities:
Proceeds from loans and line of credit, net	1,770,000	3,740,000
Purchase of treasury shares	(99,363)	(28,572)
Repayment of senior secured notes	(500,000)	—
Proceeds from exercise of stock options	22,540	—
Dividends paid ($0.01 per share)	(128,020)	—
Deferred financing costs incurred	—	(16,025)
Net cash provided by financing activities	1,065,157	3,695,403

Net increase in cash and cash equivalents	780,330	18,788

Cash and cash equivalents, beginning of year	240,693	221,905

Cash and cash equivalents, end of year	$1,021,023	$240,693

Supplemental Cash Flow Information:
Taxes paid during the year	$283,084	$203,850
Interest paid during the year	$400,925	$234,835

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

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

Impairment of long- lived assets

The Company continually monitors events or changes in circumstances that could indicate carrying amounts of long lived assets, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted cash flows is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. During the year ended December 31, 2013, the Company recognized an impairment loss on the write-down of its investment in a privately held company in the amount of $35,000 (See Note 6).

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

The numerator in calculating both basic and diluted earnings per common share for each year is the reported net income. The denominator is based on the following weighted average number of common shares:

	Years ended December 31,
	2013	2012
Basic weighted average common shares outstanding	4,269,169	4,320,050
Incremental shares for assumed exercise of options	20,649	6,279
Diluted weighted average common shares outstanding	4,289,818	4,326,329

262,351 and 345,721 vested options were not included in the diluted earnings per share calculation for the years ended December 31, 2013 and 2012, respectively, either because their effect would have been anti-dilutive, or because they are being held in escrow (See Note 12).

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

The stock based compensation expense for the years ended December 31, 2013 and 2012 also includes the amortization of the fair value of the restricted shares granted on September 9, 2011, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value will be amortized over 15 years (See Note 12).

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

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a "qualitative" assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption was permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financials statements.

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

In January 2014, the FASB issued ASU 2014-04, “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (A Consensus of the FASB Emerging Issues Task Force).” The purpose of the update is to define an in substance repossession or foreclosure for purposes of determining whether or not an entity should derecognize a residential real estate collateralized consumer mortgage loan if the entity has foreclosed on the real estate. The ASU is effective for public entities for fiscal years beginning after December 15, 2014, and interim periods therein. For nonpublic entities, the ASU is effective for annual periods beginning after December 15, 2014, and interim and annual periods thereafter. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

Cash equivalents and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy.  The Company’s Level 1 investments are valued using quoted market prices in active markets.  The Company’s Level 2 investments are valued using an appraiser, broker or dealer quotations for similar assets and liabilities.  As of December 31, 2013 and 2012 the Company’s Level 1 investments consisted of cash and money market accounts in the amount of approximately $1,021,000 and $241,000, respectively, and were recorded as cash and cash equivalents in the Company’s consolidated balance sheets. As of both December 31, 2013 and 2012, the Company’s Level 2 investments consisted of investments in real estate in the amount of approximately $147,000 in the Company’s consolidated balance sheets.

4.	Commercial Loans

Short Term Loans Receivable

The Company offers short-term secured non–banking loans to real estate investors (also known as hard money) to fund their acquisition and construction of properties located in the New York Metropolitan area. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the businesses. The loans are generally for a term of one year. The short term loans are initially recorded, and carried thereafter, in the financial statements at cost. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term. For the years ended December 31, 2013 and 2012 the total amounts of $15,159,450 and $15,173,500, respectively, have been lent, offset by collections received from borrowers, under the commercial loans in the amount of $14,088,866 and $10,963,486, respectively. Loans ranging in size from $30,000 to $1,000,000 were concluded at stated interest rates of 12% to 15%, but often at higher effective rates based upon points or other up-front fees.

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

At December 31, 2013, the Company was committed to an additional $1,017,500 in construction loans that can be drawn by the borrower when certain conditions are met.

At December 31, 2013, the Company has made loans to eight different entities in the aggregate amount of $1,989,000, of which $899,000 is included in long-term loans receivable. One individual holds at least a fifty percent interest in each of the different entities. The Company also has made loans to six different entities in the aggregate amount of $1,761,950, of which $400,000 is included in long-term loans receivable. One individual holds at least a twenty-five percent interest in each of the borrowers. The aggregate loans to all these entities totaled $3,750,950 or 25.5% of our loan portfolio. All individuals have no relationship to any of the officers or directors of the Company.

At December 31, 2012, the Company has made loans to five different entities in the aggregate amount of $1,570,000, none of which are long term loans receivable. One individual holds one hundred percent interest in each of the entities. These loans represent 11.5% of our loan portfolio. The individual has no relationship to any of the officers or directors of the Company.

At December 31, 2013 and 2012, no one entity has loans outstanding representing more than 10% of the total balance of the loans outstanding.

At December 31, 2013, three of the loans in the Company’s portfolio were jointly funded by the Company and one to three unrelated entities, for aggregate loans of $2,400,000. The accompanying 2013 balance sheet includes the Company’s portion of the loans in the amount of $1,650,000.

At December 31, 2012, two of the loans in the Company’s portfolio were jointly funded for aggregate loans of $510,000. The accompanying 2012 balance sheet includes the Company’s portion of the loans in the amount of $255,000.

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

Long Term Loans Receivable

Long term loans receivable comprise the loans that were extended beyond the original maturity dates, unless it is clear that the loan will be paid back by December 31, 2014. At December 31, 2013, the Company’s loan portfolio consists of approximately $10,698,000 short term loans receivable and $3,997,000 long term loans receivable. At December 31, 2012, the Company’s loan portfolio consists of approximately $11,023,000 short term loans receivable and approximately $2,602,000 long term loans receivable.

Credit Risk

Credit risk profile based on loan activity as of December 31, 2013 and 2012:

Performing loans	Developers- Residential	Developers- Commercial	Developers-Mixed Used	Total outstanding loans
December 31, 2013	$12,467,950	$1,750,000	$477,000	$14,694,950
December 31, 2012	$12,169,366	$400,000	$1,055,000	$13,624,366

At December 31, 2013, the Company’s commercial loans include loans in the amount of $290,000, $152,000, $150,000, $150,000 and $3,307,000, originally due in 2009, 2010, 2011, 2012 and 2013, respectively. At December 31, 2012, the Company’s commercial loans include loans in the amount of $499,666, $567,200, $750,000 and $1,537,500, originally due in 2009, 2010, 2011 and 2012, respectively. In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans. Accordingly, at December 31, 2013 and 2012, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof included in operations for the years then ended.

Subsequent to the balance sheet date, $2,452,000 of commercial loans, of which $850,000 is included in long term loans receivable, outstanding at December 31, 2013, were paid off. In addition, two of the commercial loans outstanding at December 31, 2013 have been partially paid down in the aggregate amount of $350,000, including $100,000 long term loans receivable.

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

On September 28, 2011, the option holder partially exercised the Buy Back Option with respect to one of the properties for $380,679.  On October 1, 2011, the Company issued a new one year option for the two remaining properties at an aggregate exercise price of $294,321 with a monthly option fee of $4,591 (the “New Option”). On October 21, 2011, the option holder partially exercised the New Option to buy back one of the two remaining properties for $147,500 and had a continuing option, though October 1, 2012, to purchase the one remaining property at an exercise price of $146,821 with a monthly option fee of $2,296.  Subsequently, the New Option’s expiration date was extended twice, on October 1, 2012, which extended the expiration date through March 30, 2013, and again on April 1, 2013, which extended the expiration date through September 30, 2013.

The New Option expired on September 30, 2013, and the Company continues to receive option fee payments on a month-to-month basis from the former option holder. On March 10, 2014, the Company entered into a Contract of Sale for this property with a third-party for a purchase price of $410,000.  Prior to consummation of this sale the Company will refuse to allow the option to be renewed or reach an agreement with the option holder to allow the sale to be consummated.

Other income for each of the years ended December 31, 2013 and 2012, in the amount of $27,548, represents the fees generated from the seller buy back options.

6.	Investment in Privately Held Company

The Company has an investment in privately held Israeli-based company that offers surgeons and radiologists the ability to detect cancer in real time.

Due to the fact that the privately held company is experiencing delays in executing its business plan, the Company determined to write down the value of its investment to $65,000 at December 31, 2013, resulting in a charge to the statement of operations of $35,000 during the year ended December 31, 2013.

7.	Loans and Lines of Credit

Short Term Loans

At December 31, 2013, the Company owed an aggregate of $1,319,465 under six separate short term loans, bearing interest at rates ranging from 8% to 10% per annum. One of the loans in the amount of $160,000, bearing interest at the rate of 10% per annum, is from a parent of a member of the board of directors. Interest expense on this loan amounted to $4,978 for the year ended December 31, 2013. The loans are secured by certain of the Company’s short term loans pursuant to a security agreement, and two of the loans are also personally guaranteed by the Company’s CEO.

During 2012, the Company received five separate short-term loans from three different entities, in the aggregate amount of $1,030,000, bearing interest at rates ranging from 10% to 14%, per annum. By the end of December 31, 2012, the Company repaid in full three of the five loans in the aggregate amount of $590,000. At December 31, 2012, the outstanding balance of the short-term loans is $1,399,465, of which five of the loans were secured by certain of the Company’s short term loans, pursuant to a security agreement, and two of the loans were also personally guaranteed by our CEO.

Lines of Credit

On May 2, 2012, the Company entered into a one-year revolving Line of Credit Agreement with Sterling National Bank pursuant to which the Bank agreed to advance up to $3.5 million (the “Sterling Credit Line”) against assignments of mortgages and other collateral. The Sterling Credit Line was conditioned on an unlimited personal guarantee from Assaf Ran, the Company’s CEO, and requires the maintenance of certain non-financial covenants including limitations on the percentage of loans outstanding in excess of one year, loans made to affiliated groups and the extent of construction loans made by the Company. The interest rate on the Sterling Credit Line is 2% in excess of the Wall Street Journal prime rate (3.25% at December 31, 2013), but in no event less than 6%, per annum, on the money in use. Total initiation costs for the Sterling Credit Line were approximately $16,000. These costs are being amortized over one year, using the straight-line method. The amortization costs for the years ended December 31, 2013 and 2012 were $5,341 and $10,683, respectively.

On January 31, 2013, the Company entered into an amendment to the Line of Credit Agreement with Sterling National Bank to increase the Sterling Credit Line from $3.5 million to $5 million, under the same terms as the original line of credit (the “Amendment”). In connection with the Amendment, Mr. Ran agreed to increase his personal guarantee to $5 million. Effective on May 1, 2013 and July 1, 2013, the term of the Sterling Credit Line was extended through July 1, 2013 and July 1, 2014, respectively.

On December 13, 2013, the Company entered into another amendment to the Line of Credit Agreement with Sterling National Bank to increase the Sterling Credit Line from $5 million to $7 million, under the same terms as the original line of credit (the “Second Amendment”). In connection with the Second Amendment, Mr. Ran agreed to increase his personal guarantee to $7 million. At December 31, 2013, the outstanding balance of the Sterling Credit Line is $5,350,000. At December 31, 2012, the outstanding amount under the Sterling Credit Line was $3,500,000.

8.	Senior Secured Notes

On December 28, 2010, MBC Funding completed a $500,000 private placement of three-year 6.63% senior secured notes. As collateral for these notes, MBC agreed to assign to MBC Funding the mortgages and related notes that it held as a creditor in the aggregate amount of no less than $750,000. MBC also guaranteed the repayment of the notes. The notes required quarterly payments of interest only through the expiration date, December 28, 2013.

Financing costs incurred in connection with the agreement totaled $109,183, including five year warrants (the “warrants”) to purchase 20,000 shares of Common Stock issued to the underwriter at $2.50 per share, which were valued at $11,683. These costs were amortized over the life of the senior secured notes. The amortization costs for each of the years ended December 31, 2013 and 2012 were $36,395. In December 2013, the Company repaid all senior secured notes in full.

9.	Income Taxes

Income tax expense consists of the following:

	2013	2012
Current Taxes:
Federal	$306,900	$241,995
State	80,100	61,325
	387,000	303,320

Deferred taxes:
Federal	—	—
State	—	—

Income tax expense	$387,000	$303,320

Deferred tax assets consist of the following:

	2013	2012
Deferred tax assets:
Capital loss carryover	$105,200	$—
Compensation expense - other	8,766	7,838
Compensation expense - restricted stocks	78,388	86,226

Deferred tax assets	192,354	94,064
Less: valuation allowance	(192,354)	(94,064)
	$—	$—

The Company has a capital loss carryover of $390,609, a portion of which it expects to utilize to offset its other income in the amount of $27,548, in connection with the filing of its income tax returns for the year ended December 31, 2013. In addition, the Company is expected to realize a taxable gain from the sale of property discussed in Note 5 that will be offset by the capital loss carryover in connection with the filing of its income tax returns for the year ended December 31, 2014. The remaining capital loss carryover expires through 2015.

The income tax expense (benefit) differs from the amount computed using the federal statutory rate of 34% as a result of the following:

Year Ended December 31,	2013	2012
Federal Statutory Rate	34%	34%
State and local income tax expense net of federal tax effect	6%	9%
Valuation allowance	—	—
State and local franchise taxes	—	—
Other	—	1%
Income tax expense	40%	44%

The Company evaluates tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more likely than not” of being sustained by the applicable tax authorities. Tax positions not deemed to meet the more likely than not threshold are recorded as tax benefits or expenses in the current year. Management has analyzed the Company’s tax positions taken on Federal, state and local tax returns for all open tax years, and has concluded that no provision for Federal income tax is required in the Company’s financial statements. The Company reports interest and penalties as income tax expense, which amounted to approximately $3,800 and $7,400 for the years ended December 31, 2013 and 2012, respectively.

The Company is no longer subject to U.S. federal and state and local income tax examinations by tax authorities for years prior to 2010, as these tax years are closed.

10.	Simple IRA Plan

On October 26, 2000, the Board of Directors approved a Simple IRA Plan (the “IRA Plan”) for the purpose of attracting and retaining valuable executives. The IRA Plan was effective August 2000 with a trustee, which allows up to 100 eligible executives to participate. It is a “Matching Contribution” plan under which eligible executives may contribute up to 6% of their yearly salary, on a pre-tax basis (with a cap of $12,000), with the Company matching on a dollar-for-dollar basis up to 3% of the executives’ compensation (with a cap of $12,000). These thresholds are subject to change under notice by the trustee. The Company is not responsible for any other costs under this plan. For the years ended December 31, 2013 and 2012 the Company contributed $9,100 and $9,000, respectively, as matching contributions to the IRA Plan.

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

The maximum number of Common Shares reserved for the grant of awards under the Plan is 400,000, subject to adjustment as provided in Section 9 of the Plan. As of December 31, 2013, 355,000 options were granted, 210,000 options were cancelled, and 255,000 are available for grant under the 2009 stock option plan.

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

Share based compensation expense recognized under ASC 718 for the years ended December 31, 2013 and 2012 were $35,578 and 30,879, respectively.

The stock based compensation expense for each of the years ended December 31, 2013 and 2012 includes $13,065 of amortization of the fair value of the 1,000,000 restricted shares granted to the Company’s Chief Executive Officer on September 9, 2011 of $195,968, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value will be amortized over 15 years (See Note 12).

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average share assumptions used for grants in 2013 and 2012, respectively: (1) expected life of 5 years; (2) annual dividend yield of 2.61% to 0%; (3) expected volatility 75% to 74.6%; and (4) risk free interest rate of 1.07% to 0.73%.

The following summarizes stock option activity for the years ended December 31, 2013 and 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	348,000	$0.96	2.26	$177,253
Granted in 2012	28,000	1.02
Exercised in 2012	—	—
Forfeited in 2012	(21,000)	1.65
Outstanding at December 31, 2012	355,000	$0.92	1.62	$173,006
Granted in 2013	28,000	1.53
Exercised in 2013	(28,000)	0.81
Forfeited or expired in 2013	(70,000)	1.01
Outstanding at December 31, 2013	285,000	$0.97	1.43	$147,656

Vested and exercisable at December 31, 2012	352,000	$0.92	1.60	$171,208
Vested and exercisable at December 31, 2013	283,000	$0.97	1.42	$146,458

The weighted-average fair value of each option granted during the years ended December 31, 2013 and 2012, estimated as of the grant date using the Black-Scholes option-pricing model, was $0.78 per option and $0.61 per option, respectively.

Mr. Ran, our CEO, agreed not to exercise his 140,000 Remaining Options, which are vested and outstanding as of December 31, 2013, in accordance with the Restricted Stock Agreement (See Note 12).

A summary of the status of the Company’s nonvested shares as of December 31, 2013 and 2012, and changes during the years then ended is as presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Nonvested shares at January 1, 2012	4,000	$1.01	4.88
Granted	28,000	1.02	4.50
Vested	(29,000)	1.02	4.48
Nonvested shares at December 31, 2012	3,000	$1.01	3.88
Granted	28,000	1.53	4.50
Vested	(29,000)	1.51	4.44
Nonvested shares at December 31, 2013	2,000	$1.01	2.88

The following table summarizes information about stock options outstanding at December 31, 2013:

	Stock Option Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price
$ 0.50- $ 1.00	168,000	$0.77	0.29	168,000	$0.77
$ 1.01- $ 2.00	117,000	1.26	3.05	115,000	1.27
	285,000	$0.97	1.43	283,000	$0.97

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

On September 19, 2012, the Company adopted a stock buy-back program for the repurchase of up to 100,000 shares of the Company's common stock. During 2012 and 2013 the Company has purchased 96,269 common shares from this repurchase program, at an aggregate cost of approximately $128,000.

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

At December 31, 2013, approximate future minimum rental, including utilities, payments under these commitments are as follows:

2014	$40,300
2015	41,400
2016	28,100
Total	$109,800

Rent expense, including utilities, was approximately $39,000 and $38,000 in 2013 and 2012, respectively.

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

Mr. Ran’s annual base compensation was $225,000, and a bonus of $65,000 for each of the years 2013 and 2012 which was approved by the Compensation Committee.

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

15.	Related Parties Transactions

In 2012, Mr. Ran made seven separate loans to the Company in amounts ranging from $25,000 to $115,000, bearing interest at rates ranging from 6% to 12%, per annum. All of these loans were repaid by the Company as of December 31, 2012. The aggregate interest expense for these loans was $3,942.

In 2013, Mr. Ran made five separate loans to the Company in amounts ranging from $50,000 to $100,000, bearing interest at the rate of 6% per annum. All of these loans were repaid by the Company as of December 31, 2013. The aggregate interest expense for these loans was $1,124.

In September 2013, the Company received a short-term loan in the amount of $160,000, from a parent of a member of the board of directors, bearing interest at the rate of 10% per annum.

