Form 10-Q
period 2014-03-31
MANHATTAN BRIDGE CAPITAL, INC
filed 2014-05-01
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 1, 2014, the Issuer had a total of 4,270,190 shares of Common Stock, $.001 par value, outstanding.

MANHATTAN BRIDGE CAPITAL, INC.

TABLE OF CONTENTS

		Page Number

Part I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)

	Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013	2

	Consolidated Statements of Operations for the Three Month Periods Ended March 31, 2014 and 2013	3

	Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2014 and 2013	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	15

Part II	OTHER INFORMATION

Item 6.	Exhibits	16

SIGNATURES		17

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

PART I.            FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31,2013
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$931	$1,021,023
Short term loans receivable	12,517,000	10,697,950
Interest receivable on loans	188,348	171,483
Other current assets	34,292	18,540
Total current assets	12,740,571	11,908,996

Investment in real estate	146,821	146,821
Long term loans receivable	3,058,950	3,997,000
Other assets	17,500	—
Security deposit	6,637	6,637
Investment in privately held company	65,000	65,000

Total assets	$16,035,479	$16,124,454

Liabilities and Stockholders’ Equity
Current liabilities:
Short term loans	$1,319,465	$1,319,465
Line of credit	5,300,000	5,350,000
Accounts payable and accrued expenses	17,468	57,066
Deferred origination fees	123,512	132,017
Income taxes payable	213,224	373,219
Total liabilities, all current	6,973,669	7,231,767

Commitments
Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; no shares issued	—	—
Common shares - $.001 par value; 25,000,000 authorized; 4,433,190 issued; 4,256,190 outstanding	4,433	4,433
Additional paid-in capital	9,748,664	9,745,249
Treasury stock, at cost – 177,000 shares	(369,335)	(369,335)
Accumulated deficit	(321,952)	(487,660)
Total stockholders’ equity	9,061,810	8,892,687

Total liabilities and stockholders’ equity	$16,035,479	$16,124,454

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2014	2013

Interest income from loans	$507,371	$444,779
Origination fees	101,539	89,582
Total revenue	608,910	534,361

Operating costs and expenses:
Interest and amortization of debt service costs	116,423	102,646
Referral fees	109	596
General and administrative expenses	175,996	172,867
Total operating costs and expenses	292,528	276,109

Income from operations	316,382	258,252

Other income (Note 4)	6,887	6,887

Income before income tax expense	323,269	265,139
Income tax expense	(115,000)	(92,000)
Net income	$208,269	$173,139

Basic and diluted net income per common share outstanding:
—Basic	$0.05	$0.04
—Diluted	$0.05	$0.04

Weighted average number of common shares outstanding:
—Basic	4,256,190	4,283,218
—Diluted	4,286,673	4,295,658

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months ended March 31,
	2014	2013

Cash flows from operating activities:
Net income	$208,269	$173,139
Adjustments to reconcile net income to net cash used in operating activities -
Amortization of deferred financing costs	—	13,104
Non cash compensation expense	3,416	3,416
Changes in operating assets and liabilities:
Interest receivable on loans	(16,865)	12,689
Other current and non current assets	(15,752)	(22,658)
Accounts payable and accrued expenses	(39,599)	(12,773)
Deferred origination fees	(8,504)	(6,209)
Income taxes payable	(159,995)	(182,120)
Net cash used in operating activities	(29,030)	(21,412)

Cash flows from investing activities:
Issuance of short term loans	(4,774,000)	(2,853,500)
Collections received from loans	3,893,000	3,943,866
Net cash (used in) provided by investing activities	(881,000)	1,090,366

Cash flows from financing activities:
Repayments of loans and line of credit, net	(50,000)	(1,040,000)
Purchase of treasury shares	—	(37,824)
Capital raising costs	(17,500)	—
Dividend paid	(42,562)	—
Proceeds from exercise of stock options	—	4,690
Net cash used in financing activities	(110,062)	(1,073,134)

Net decrease in cash and cash equivalents	(1,020,092)	(4,180)
Cash and cash equivalents, beginning of period	1,021,023	240,693
Cash and cash equivalents, end of period	$931	$236,513

Supplemental Cash Flow Information:
Taxes paid during the period	$274,995	$274,120
Interest paid during the period	$116,423	$89,541

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

1.	THE COMPANY

The accompanying unaudited consolidated financial statements of Manhattan Bridge Capital, Inc. (“MBC”), a New York corporation, and its wholly-owned subsidiaries DAG Funding Solutions, Inc.(“DAG Funding”), MBC Funding I, Inc. (“MBC Funding”) and 1490-1496 Hicks, LLC (“Hicks LLC”) (collectively referred to herein as the “Company”) have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2013 and the notes thereto included in the Company’s Form 10-K. Results of consolidated operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year.

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

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The ASU is intended to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. This guidance adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (AOCI). It does not amend any existing requirements for reporting net income or OCI in the financial statements. The standard is effective prospectively for public entities for annual and interim reporting periods beginning after December 15, 2012. Private companies may adopt the standard one year later but early adoption was permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financials statements.

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

At March 31, 2014, we were committed to an additional $1,035,500 in construction loans that can be drawn by the borrower when certain conditions are met.

At March 31, 2014, the Company has made loans to eight different entities in the aggregate amount of $1,719,000, of which $779,000 is included in long-term loans receivable. One individual holds at least a sixty percent interest in each of the entities. The Company also has made loans to six different entities in the aggregate amount of $1,624,950, of which $799,950 is included in long-term loans receivable. One individual holds at least a twenty-five percent interest in each of the entities. The aggregate loans to all these entities totaled $3,343,950 or 21.5% of our loan portfolio. All individuals have no relationship to any of the officers or directors of the Company.

At March 31, 2014, no one entity has loans outstanding representing more than 10% of the total balance of the loans outstanding.

At March 31, 2014, two of the loans in the Company’s portfolio were jointly funded by the Company and unrelated entities, for aggregate loans of $1,625,000. The accompanying balance sheet includes the Company’s portion of the loans in the amount of $1,125,000.

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

Long Term Loans Receivable

Long term loans receivable comprise the loans that were extended beyond the original maturity dates, unless it is clear that the loan will be paid back by March 31, 2015. At March 31, 2014, the Company’s loan portfolio consists of $12,517,000 short term loans receivable and $3,058,950 long term loans receivable.

Credit Risk

Credit risk profile based on loan activity as of March 31, 2014 and 2013:

Performing loans	Developers- Residential	Developers- Commercial	Developers Mixed Used	Other	Total outstanding loans
March 31, 2014	$13,795,950	$1,225,000	$525,000	$30,000	$15,575,950
March 31, 2013	$11,104,000	$440,000	$990,000	$—	$12,534,000

At March 31, 2014, the Company’s commercial loans include loans in the amount of $290,000, $100,000, $135,000 and $1,804,000, originally due in 2009, 2010, 2011 and 2013, respectively. In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans. Accordingly, at March 31, 2014, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof included in operations.

Subsequent to the balance sheet date, $520,000 of the Company’s commercial loans, originally due in 2013 and outstanding at March 31, 2014, were paid off.

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

Other income for each of the three month periods ended March 31, 2014 and 2013 in the amount of $6,887 represents the fees generated from the seller buy back options.

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

The denominator is based on the following weighted average number of common shares:

	Three Months Ended March 31,
	2014	2013
Basic weighted average common shares outstanding	4,256,190	4,283,218
Incremental shares for assumed exercise of options	30,483	12,440
Diluted weighted average common shares outstanding	4,286,673	4,295,658

112,517 and 262,560 vested options were not included in the diluted earnings per share calculation for the three month periods ended March 31, 2014 and 2013, respectively, because their effect would have been anti-dilutive, or because they are being held in escrow (See Note 7).

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

Share based compensation expense recognized under ASC 718 for each of the three month periods ended March 31, 2014 and 2013 was $3,416, including the amortization of the fair value of the restricted shares granted on September 9, 2011, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value will be amortized over 15 years (See Note 7).

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

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average share assumptions used for grants in 2013: (1) expected life of 5 years; (2) annual dividend yield of 2.61%; (3) expected volatility 75%; (4) risk free interest rate of 1.07%.

The following summarizes stock option activity for the three months ended March 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	285,000	$0.97
Granted	—	—
Exercised	—	—
Forfeited or expired	(140,000)	0.74
Outstanding at March 31, 2014	145,000	$1.20	2.31	$100,082
Vested and exercisable at March 31, 2014	143,000	$1.20	2.31	$98,884

There was no grant of options during the three month periods ended March 31, 2014 and 2013.

7.	Restricted Stock Grant

On September 9, 2011, upon stockholders approval at the 2011 annual meeting of stockholders, the Company granted 1,000,000 shares of its restricted common stock (the “Restricted Shares”) to Mr. Ran, the Company’s chief executive officer. Under the terms of the restricted shares agreement (the “Restricted Shares Agreement”), Mr. Ran agreed to forfeit options held by him exercisable for an aggregate of 280,000 shares of common stock of the Company (“Common Stock”) with exercise prices above $1.21 per share and agreed not to exercise additional options held by him for an aggregate of 210,000 shares of Common Stock with exercise prices below $1.21 per share, all of which expired unexercised as of March 31, 2014. In addition, Mr. Ran may not sell, convey, transfer, pledge, encumber or otherwise dispose of the Restricted Shares until the earliest to occur of the following: (i) September 9, 2026, with respect to 1/3 of the Restricted Shares, September 9, 2027 with respect to an additional 1/3 of the Restricted Shares and September 9, 2028 with respect to the final 1/3 of the Restricted Shares; (ii) the date on which Mr. Ran’s employment is terminated by the Company for any reason other than for “Cause” (i.e., misconduct that is materially injurious to us monetarily or otherwise, including engaging in any conduct that constitutes a felony under federal, state or local law); or (iii) the date on which Mr. Ran’s employment is terminated on account of (A) his death; or (B) his disability, which, in the opinion of his personal physician and a physician selected by the Company prevents him from being employed with the Company on a full-time basis (each such date being referred to as a “Risk Termination Date”). If at any time prior to a Risk Termination Date Mr. Ran’s employment is terminated by the Company for Cause or by Mr. Ran voluntarily for any reason other than death or disability, Mr. Ran will forfeit that portion of the Restricted Shares which have not previously vested. Mr. Ran will have the power to vote the Restricted Shares and will be entitled to all dividends payable with respect to the Restricted Shares from the date the Restricted Shares are issued.

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

Short Term Loans

At March 31, 2014, the Company owed an aggregate of $1,319,465 under six separate short term loans, bearing interest at rates ranging from 8% to 10% per annum. One of the loans in the amount of $160,000, bearing interest at the rate of 10% per annum, is from a parent of a former member of the board of directors. Interest expense on this loan amounted to $4,000 for the three months ended March 31, 2014. The loans are secured by certain of the Company’s short term loans pursuant to a security agreement, and two of the loans are also personally guaranteed by the Company’s CEO.

Line of Credit

On May 2, 2012, the Company entered into a one-year revolving Line of Credit Agreement with Sterling National Bank pursuant to which the Bank agreed to advance up to $3.5 million (the “Sterling Credit Line”) against assignments of mortgages and other collateral. The Sterling Credit Line was conditioned on an unlimited personal guarantee from Assaf Ran, the Company’s CEO, and requires the maintenance of certain non-financial covenants including limitations on the percentage of loans outstanding in excess of one year, loans made to affiliated groups and the extent of construction loans made by the Company. The interest rate on the Sterling Credit Line is 2% in excess of the Wall Street Journal prime rate (3.25% at March 31, 2014), but in no event less than 6%, per annum, on the money in use. Total initiation costs for the Sterling Credit Line were approximately $16,000. These costs are being amortized over one year, using the straight-line method. The amortization costs for the three month period ended March 31, 2013 were $4,006.

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

On December 13, 2013, the Company entered into another amendment to the Line of Credit Agreement with Sterling National Bank to increase the Sterling Credit Line from $5 million to $7 million, under the same terms as the original line of credit (the “Second Amendment”). In connection with the Second Amendment, Mr. Ran agreed to increase his personal guarantee to $7 million. At March 31, 2014, the outstanding amount under the Sterling Credit Line was $5,300,000.

9.	COMMITMENTS

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

The Company offers short-term, secured, non–banking loans to real estate investors (also known as hard money) to fund their acquisition and construction of properties located in the New York Metropolitan area. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the businesses. The loans are generally for a term of one year. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term. Loans ranging in size from $30,000 to $1,300,000 were concluded at stated interest rates of 12% to 15%, but often at higher effective rates based upon points or other up-front fees.

For the three month periods ended March 31, 2014 and 2013 the total amounts of $4,774,000 and $2,853,500, respectively, have been lent, offset by collections received from borrowers, under the commercial loans in the amounts of $3,893,000 and $3,943,866, respectively.

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

At March 31, 2014, we were committed to an additional $1,035,500 in construction loans that can be drawn by the borrower when certain conditions are met.

The Company is exploring the possibility of becoming a REIT, an entity which would not be subject to federal or state income taxes. The Company does not currently meet all requirements for adopting REIT status, including a limitation on ownership concentration, and no assurances can be given that it will be able to meet such requirements in 2014, or thereafter.

Results of Operations

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Total revenue

Total revenues for the three month period ended March 31, 2014 were approximately $609,000 compared to approximately $534,000 for the three month period ended March 31, 2013, an increase of $75,000 or 14%. The increase in revenue represents an increase in lending operations. In 2014, approximately $507,000 of our revenue represents interest income on secured, commercial loans that we offer to small businesses compared to approximately $445,000 for the same period in 2013, and approximately $102,000 represents origination fees on such loans compared to approximately $90,000 for the same period in 2013. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the businesses.

Interest and amortization of debt service costs

Interest and amortization of debt service costs for the three month period ended March 31, 2014 was approximately $116,000 compared to approximately $103,000 for the three month period ended March 31, 2013, an increase of $13,000 or 12.6%. The increase in interest and amortization of debt service costs was primarily attributable to our use of the Sterling Credit Line, offset by the repayment of Senior Secured Notes. (See Note 8 to the financial statements included elsewhere in this report.)

General and administrative costs

General and administrative expenses for the three month period ended March 31, 2014 were approximately $176,000 compared to approximately $173,000 for the three month period ended March 31, 2013.

Other income

Other income for each of the three month periods ended March 31, 2014 and 2013 was approximately $7,000, which represents the fees generated from the seller buy back options. (See Note 4 to the financial statements included elsewhere in this report.)

Income tax expense

For the three month period ended March 31, 2014, we had income tax expense of $115,000 compared to $92,000 for the three month period ended March 31, 2013.

Liquidity and Capital Resources

At March 31, 2014, we had cash and cash equivalents of approximately $1,000 and working capital of approximately $5,767,000 compared to cash and cash equivalents of approximately $1,021,000 and working capital of approximately $4,677,000 at December 31, 2013. The decrease in cash and cash equivalents primarily reflects the increase in lending operations. The increase in working capital is primarily attributable to the decrease in long term loans receivable.

For the three months ended March 31, 2014 net cash used in operating activities was approximately $29,000, compared to approximately $21,000 of net cash used in operating activities for the three months ended March 31, 2013. The increase in net cash used in operating activities primarily results from an increase in interest receivable on loans and a decrease in accounts payable and accrued expenses, offset by an increase in net income and a decrease in income taxes payable.

For the three months ended March 31, 2014 net cash used in investing activities was $881,000, compared to approximately $1,090,000 provided by investing activates for the three months ended March 31, 2013. Net cash used in investing activities for the three month period ended March 31, 2014, consisted of the issuance of our short term commercial loans in the amount of $4,774,000, offset by collection of commercial loans in the amount of $3,983,000. Net cash provided by investing activities for the three month period ended March 31, 2013, consisted of collection of commercial loans in the amount of approximately $3,944,000, offset by the issuance of our short term commercial loans in the amount of approximately $2,854,000.

For the three months ended March 31, 2014 net cash used in financing activities was approximately $110,000, compared to approximately $1,073,000 used in financing activities for the three months ended March 31, 2013. Net cash used in financing activities for the three months ended March 31, 2014 reflects the repayments of Sterling Credit Line in the amount of $50,000, the dividend payment of approximately $43,000 and the capital raising costs in the amount of approximately $18,000. Net cash used in financing activities for the three months ended March 31, 2013 reflects the repayments of the short term loans and line of credit in the aggregate amount of $1,040,000 and the purchase of treasury stock in the amount of approximately $38,000, offset by the proceeds from exercise of stock options in the amount of approximately $5,000.

On May 2, 2012, the Company entered into a one-year revolving Line of Credit Agreement with Sterling National Bank pursuant to which the Bank agreed to advance up to $3.5 million (the “Sterling Credit Line”) against assignments of mortgages and other collateral. The interest rate on the Sterling Credit Line is 2% in excess of the Wall Street Journal prime rate (3.25% at March 31, 2014), but in no event less than 6%, per annum, on the money in use. On January 31, 2013, the Company entered into an amendment to the Line of Credit Agreement with Sterling National Bank to increase the Sterling Credit Line from $3.5 million to $5 million, under the same terms as the original line of credit (the “Amendment”). Effective on May 1, 2013 and July 1, 2013, the term of the Sterling Credit Line was extended through July 1, 2013 and July 1, 2014, respectively. On December 13, 2013, the Company entered into a second amendment to the Line of Credit Agreement with Sterling National Bank to increase the Sterling Credit Line from $5 million to $7 million, under the same terms as the original line of credit (the “Second Amendment”). (See Note 8 to the financial statements included elsewhere in this report.) At March 31, 2014, the outstanding balance of the Sterling Credit Line is $5,300,000.

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

Changes to Critical Accounting Policies and Estimates

Our critical accounting polices and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.   CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014 (the “Evaluation Date”).  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Manhattan Bridge Capital, Inc. (Registrant)

Date: May 1, 2014	By: /s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2014	By: /s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

