Form 10-Q
period 2014-06-30
MANHATTAN BRIDGE CAPITAL, INC
filed 2014-08-13
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to __________________________________

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

As of August 13, 2014, the Issuer had a total of 6,059,576 shares of Common Stock, $.001 par value per share, outstanding.

MANHATTAN BRIDGE CAPITAL, INC.
TABLE OF CONTENTS

Forward Looking Statements

This report contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the words “believe,” “expect,” “intend,” “estimate” and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial condition and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements”), including but not limited to the following: (i )we may not qualify as a REIT; (ii) we have a no operating history as a REIT;(iii) our loan origination activities, revenues and profits are limited by available funds (iv)we operate in a highly competitive market and competition may limit our ability to originate loans with favorable interest rates; (v) our chief executive officer is critical to our business and our future success may depend on our ability to retain him; (vi) if we overestimate the yields on our loans or incorrectly value the collateral securing the loan, we may experience losses; (vii) we may be subject to “lender liability” claims; (viii) our loan portfolio is illiquid; (ix) our due diligence may not uncover all of a borrower’s liabilities or other risks to its business; (x) borrower concentration could lead to significant losses; (xi) our management has no experience managing a REIT; and (xii) we may choose to make distributions in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive. The accompanying information contained in this report, including the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, identifies important factors that could cause such differences. These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

All references in this Form 10-Q to “Company,” “we,” “us,” or “our” refer to Manhattan Bridge Capital, Inc. and its wholly-owned subsidiaries DAG Funding Solutions, Inc., MBC Funding I, Inc. and 1490-1496 Hicks, LLC unless the context otherwise indicates.

PART I.        FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31,2013
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$135,495	$1,021,023
Short term loans receivable	11,415,967	10,697,950
Interest receivable on loans	200,245	171,483
Other current assets	50,428	18,540
Total current assets	11,802,135	11,908,996

Investment in real estate	146,821	146,821
Long term loans receivable	5,505,000	3,997,000
Other assets	204,429	—
Security deposit	6,637	6,637
Investment in privately held company	65,000	65,000

Total assets	$17,730,022	$16,124,454

Liabilities and Stockholders’ Equity
Current liabilities:
Short term loans	$1,319,465	$1,319,465
Line of credit	6,600,000	5,350,000
Accounts payable and accrued expenses	49,416	57,066
Deferred origination fees	174,889	132,017
Income taxes payable	130,224	373,219
Total liabilities, all current	8,273,994	7,231,767

Commitments
Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; no shares issued	—	—
Common shares - $.001 par value; 25,000,000 authorized; 4,482,190 and 4,433,190 issued; 4,305,190 and 4,256,190 outstanding	4,482	4,433
Additional paid-in capital	9,807,261	9,745,249
Treasury stock, at cost – 177,000 shares	(369,335)	(369,335)
Retained earnings (accumulated deficit)	13,620	(487,660)
Total stockholders’ equity	9,456,028	8,892,687

Total liabilities and stockholders’ equity	$17,730,022	$16,124,454

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income from loans	$518,065	$447,522	$1,025,436	$892,301
Origination fees	112,017	106,273	213,556	195,855
Total Revenue	630,082	553,795	1,238,992	1,088,156

Operating costs and expenses:
Interest and amortization of debt service costs	122,906	101,560	239,329	204,206
Referral fees	275	334	384	929
General and administrative expenses	175,812	204,857	351,808	377,725
Total operating costs and expenses	298,993	306,751	591,521	582,860

Income from operations	331,089	247,044	647,471	505,296
Other income (Note 4)	6,887	6,887	13,774	13,774
Income before income tax benefit (expense)	337,976	253,931	661,245	519,070
Income tax benefit (expense)	83,000	(96,000)	(32,000)	(188,000)
Net Income	$420,976	$157,931	$629,245	$331,070

Basic and diluted net income per common share outstanding:
—Basic	$0.10	$0.04	$0.15	$0.08
—Diluted	$0.10	$0.04	$0.15	$0.08

Weighted average number of common shares outstanding
—Basic	4,283,805	4,274,562	4,270,074	4,278,868
—Diluted	4,323,026	4,289,134	4,303,742	4,289,988

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net Income	$629,245	$331,070
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	—	23,538
Non cash compensation expense	6,832	8,518
Changes in operating assets and liabilities:
Interest receivable on loans	(28,762)	(76)
Other current and non current assets	(31,888)	(32,202)
Accounts payable and accrued expenses	(7,651)	(50,638)
Deferred origination fees	42,873	54,523
Income taxes payable	(242,995)	(86,120)
Net cash provided by operating activities	367,654	248,613

Cash flows from investing activities:
Issuance of short term loans	(9,764,000)	(8,430,500)
Collections received from loans	7,537,983	7,871,866
Net cash used in investing activities	(2,226,017)	(558,634)

Cash flows from financing activities:
Proceeds from loans and line of credit, net	1,250,000	1,260,000
Purchase of treasury shares	—	(76,053)
Capital raising costs	(204,429)	—
Proceeds from exercise of stock options	55,230	22,540
Dividend paid	(127,966)	(42,786)
Net cash provided by financing activities	972,835	1,163,701

Net (decrease) increase in cash and cash equivalents	(885,528)	853,680
Cash and cash equivalents, beginning of period	1,021,023	240,693
Cash and cash equivalents, end of period	$135,495	$1,094,373

Supplemental Cash Flow Information:
Taxes paid during the period	$274,995	$274,120
Interest paid during the period	$239,329	$180,667

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our use of estimates on (a) a preset number of assumptions that consider past experience, (b) future projections and (c) general financial market conditions. Actual amounts could differ from those estimates.

The consolidated financial statements include the accounts of MBC, DAG Funding, MBC Funding, and Hicks LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company is a New York-based real estate finance company that specializes in originating, servicing and managing a portfolio of first mortgage loans. The Company offers short-term secured, non–banking loans (sometimes referred to as ‘‘hard money’’ loans) to real estate investors to fund their acquisition, renovation, rehabilitation or improvement of properties located in the New York metropolitan area.

The Company believes it currently satisfies all of the requirements to be taxed as a Real Estate Investment Trust and intends to elect REIT status beginning with its 2014 tax year.

The Company recognize revenues in accordance with ASC 605, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery of the product has occurred or services have been rendered, (iii) the sales price charged is fixed or determinable and (iv) collectability is reasonably assured.

Interest income is recognized, as earned, over the loan period.

Origination fee revenue is amortized over the term of the respective note.

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

In May 2014, the FASB and IASB jointly issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The intent of this guidance is to provide greater comparability for financial statement users by eliminating inconsistencies in current revenue recognition GAAP. Specifically, an entity should recognize revenue based on the transaction price, which is the amount of consideration the entity expects to be entitled to in exchange for transferring promised goods or services. A single principles-based, five-step revenue model must be applied to all contracts with customers. For public entities, the ASU is effective for annual and interim periods beginning after December 15, 2016. Early application is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force”). The ASU clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. No new disclosures are required under the ASU. The ASU is effective for all entities for reporting periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

3.	COMMERCIAL LOANS

Short Term Loans Receivable

The Company offers short-term secured, non–banking loans (sometimes referred to as ‘‘hard money’’ loans) to real estate investors to fund their acquisition, renovation, rehabilitation or improvement of properties located in the New York metropolitan area.

The properties securing the loans are generally classified as residential or commercial real estate and, typically, are not income producing. Each loan is secured by a first mortgage lien on real estate. In addition, each loan is also personally guaranteed by the principal(s) of the borrower, which may be collaterally secured by a pledge of the guarantor’s interest in the borrower.

The loans are generally for a term of one year. The short term loans are initially recorded, and carried thereafter, in the financial statements at cost. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term. Sometimes we have renewed or extended our loans to enable the borrower to avoid premature sale or refinancing of the property. When we renew or extend a loan we receive additional ‘‘points’’ and other fees.

At June 30, 2014, we were committed to an additional $1,555,500 in construction loans that can be drawn by the borrowers when certain conditions are met.

At June 30, 2014, no one entity has loans outstanding representing more than 10% of the total balance of the loans outstanding.

At June 30, 2014, three of the loans in the Company’s portfolio were jointly funded by the Company and unrelated entities, for aggregate loans of $2,275,000. The accompanying balance sheets include the Company’s portion of the loans in the amount of $1,450,000.

Long Term Loans Receivable

Long term loans receivable comprise the loans that were extended beyond the original maturity dates, unless it is clear that the loan will be paid back by June 30, 2015. At June 30, 2014, the Company’s loan portfolio consists of $11,415,967 short term loans receivable and $5,505,000 long term loans receivable.

Credit Risk

Credit risk profile based on loan activity as of June 30, 2014 and 2013:

Performing loans	Developers- Residential	Developers- Commercial	Developers Mixed Used	Other	Total outstanding loans
June 30, 2014	$15,019,000	$1,350,000	$525,000	$26,967	$16,920,967
June 30, 2013	$12,043,000	$1,510,000	$630,000	$—	$14,183,000

At June 30, 2014, the Company’s commercial loans include loans in the amount of $290,000, $100,000, $135,000 and $1,155,000, originally due in 2009, 2010, 2011 and 2013, respectively. In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans. Accordingly, at June 30, 2014, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof included in operations.

Subsequent to the balance sheet date, $990,000 of the Company’s commercial loans, of which $180,000 is included in long-term loans receivable at June 30, 2014, have been paid off.

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

The New Option expired on September 30, 2013, and the Company continues to receive option fee payments on a month-to-month basis from the former option holder. On June 19, 2014, the Company entered into a Contract of Sale for this property with a third-party for a purchase price of $415,000.  Prior to consummation of this sale the Company will refuse to allow the option to be renewed or reach an agreement with the option holder to allow the sale to be consummated.

Other income for each of the six month periods ended June 30, 2014 and 2013 in the amount of $13,774 represents the fees generated from the seller buy back options.

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

The denominator is based on the following weighted average number of common shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic	4,283,805	4,274,562	4,270,074	4,278,868
Incremental shares for assumed conversion of options	39,221	14,572	33,668	11,120
Diluted	4,323,026	4,289,134	4,303,742	4,289,988

For the three and six month periods ended June 30, 2014, 47,779, and 53,332, stock options were not included in the diluted earnings per share calculation, respectively, because their effect would have been anti-dilutive.

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

Share based compensation expense recognized under ASC 718 for the three and six months ended June 30, 2014 were $3,416 and $6,832, respectively. Share based compensation expense recognized under ASC 718 for the three and six months ended June 30, 2013 were $5,102 and $8,518, respectively.

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

The following summarizes stock option activity for the six month period ended June 30, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	285,000	$0.97
Granted	—	—
Exercised	(49,000)	1.13
Forfeited or expired	(147,000)	0.75
Outstanding at June 30, 2014	89,000	$1.26	2.55	$64,519
Vested and exercisable at June 30, 2014	87,000	$1.27	2.56	$63,321

The weighted-average fair value of each option granted during the six month period ended June 30, 2013, estimated as of the grant date using the Black-Scholes option valuation model was $0.78 per option. There was no grant of options during the six month period ended June 30, 2014.

7.	RESTRICTED STOCK GRANT

On September 9, 2011, we granted 1,000,000 shares of restricted common shares (the ‘‘Restricted Shares’’) to Mr. Ran, our chief executive officer. Under the terms of the restricted shares agreement (the ‘‘Restricted Shares Agreement’’), Mr. Ran agreed to forfeit options held by him exercisable for an aggregate of 280,000 common shares with exercise prices above $1.21 per share and agreed not to exercise additional options held by him for an aggregate of 210,000 shares of common stock with exercise prices below $1.21 per share all of which expired unexercised in March 2014. In addition, Mr. Ran may not sell, convey, transfer, pledge, encumber or otherwise dispose of the Restricted Shares until the earliest to occur of the following: (i) September 9, 2026, with respect to one-third of the Restricted Shares, September 9, 2027 with respect to an additional one-third of the Restricted Shares and September 9, 2028 with respect to the final one-third of the Restricted Shares; (ii) the date on which Mr. Ran’s employment is terminated for any reason other than for ‘‘Cause’’ (as such term is defined in his employment agreement); or (iii) the date on which Mr. Ran’s employment is terminated on account of (A) his death; or (B) his disability, which, in the opinion of his personal physician and a physician selected by us prevents him from being employed by us on a full-time basis (each such date being referred to as a ‘‘Risk Termination Date’’). If at any time prior to a Risk Termination Date Mr. Ran’s employment is terminated by us for Cause or by Mr. Ran voluntarily for any reason other than death or disability, Mr. Ran will forfeit that portion of the Restricted Shares which have not previously vested. Mr. Ran will have the power to vote the Restricted Shares and will be entitled to all dividends payable with respect to the Restricted Shares from the date the Restricted Shares are issued.

In connection with the Compensation Committee’s approval of the foregoing grant of Restricted Shares, the Compensation Committee consulted with and obtained the concurrence of independent compensation experts and informed Mr. Ran that it had no present intention of continuing its prior practice of annually awarding stock options to Mr. Ran as chief executive officer. Also Mr. Ran advised the Compensation Committee that he would not seek future stock option grants.

The grant of Restricted Shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The stock certificates for the Restricted Shares were imprinted with restrictive legends and are held in escrow until vesting occurs.

8.	LOANS AND LINE OF CREDIT

Short Term Loans

At June 30, 2014, the Company owed an aggregate of $1,319,465 under six separate short term loans, bearing interest at rates ranging from 8% to 10% per annum. One of the loans in the amount of $160,000, bearing interest at the rate of 10% per annum, is from a parent of a former member of the board of directors. Interest expense on this loan amounted to $8,000 for the six months ended June 30, 2014. The loans are secured by certain of the Company’s short term loans pursuant to a security agreement, and two of the loans are also personally guaranteed by the Company’s CEO.

Subsequent to the balance sheet date, the Company received two separate short-term loans from two different entities, in the aggregate amount of $1,100,000, bearing interest at rates ranging from 12% to 14%, per annum. In addition, Mr. Ran made a bridge loan to the Company in the amount of $200,000, at an interest rate of 6%, per annum. On July 31, 2014, the Company repaid in full one of the short-term loans in the amount of $700,000 as well as the bridge loan from Mr. Ran in the amount of $200,000.

Line of Credit

On May 2, 2012, the Company entered into a one-year revolving Line of Credit Agreement with Sterling National Bank pursuant to which the Bank agreed to advance up to $3.5 million (the “Sterling Credit Line”) against assignments of mortgages and other collateral. The Sterling Credit Line was conditioned on an unlimited personal guarantee from Assaf Ran, the Company’s CEO, and requires the maintenance of certain non-financial covenants including limitations on the percentage of loans outstanding in excess of one year, loans made to affiliated groups and the extent of construction loans made by the Company. The interest rate on the Sterling Credit Line is 2% in excess of the Wall Street Journal prime rate (3.25% at June 30, 2014), but in no event less than 6%, per annum, on the money in use. Total initiation costs for the Sterling Credit Line were approximately $16,000. These costs are being amortized over one year, using the straight-line method. The amortization costs for the three and six month periods ended June 30, 2013 were $1,335 and $5,341, respectively.

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

On December 13, 2013, the Company entered into another amendment to the Line of Credit Agreement with Sterling National Bank to increase the Sterling Credit Line from $5 million to $7 million, under the same terms as the original line of credit (the “Second Amendment”). In connection with the Second Amendment, Mr. Ran agreed to increase his personal guarantee to $7 million. Effective on June 24, 2014, the term of the Sterling Credit Line was extended to October 29, 2014. At June 30, 2014, the outstanding amount under the Sterling Credit Line was $6,600,000.

On July 15, 2014, the Company entered into another amendment to the Line of Credit Agreement with Sterling National Bank to temporarily increase the Sterling Credit Line from $7 million to $7.7 million for 30 days (the “Third Amendment”).

9.	COMMITMENTS AND CONTINGENCIES

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

10.	SUBSEQUENT EVENTS

The Company completed a public offering of 1,754,386 common shares at a price to the public of $2.85 per share on July 31, 2014. Gross proceeds raised by the Company in the offering were $5,000,000, before deducting underwriting discounts and commissions and other estimated offering expenses. The Company has granted the underwriters a 45-day option to purchase up to 263,157 additional common shares to cover over-allotments, if any.

The net proceeds from the issuance and sale of our common shares in this offering were approximately $4.3 million (or approximately $5.0 million if the representative exercises its over-allotment option in full), after deducting underwriting discounts and commissions and offering expenses payable by us.

As a result of the offering, the Company believes it currently satisfies all of the requirements to be taxed as a Real Estate Investment Trust and intends to elect REIT status beginning with its 2014 tax year. As a REIT, the Company will generally not be subject to income taxes on its income, including interest earned on its real estate secured loans, so long as it meets certain requirements, including distributing 90% of its taxable income to shareholders.

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

We are a New York-based real estate finance company that specializes in originating, servicing and managing a portfolio of first mortgage loans. We offer short-term secured, non–banking loans (sometimes referred to as ‘‘hard money’’ loans) to real estate investors to fund their acquisition, renovation, rehabilitation or improvement of properties located in the New York metropolitan area.

The properties securing the loans are generally classified as residential or commercial real estate and, typically, are not income producing. Each loan is secured by a first mortgage lien on real estate. In addition, each loan is also personally guaranteed by the principal(s) of the borrower, which may be collaterally secured by a pledge of the guarantor’s interest in the borrower.

The loans are generally for a term of one year. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term. Loans ranging in size from $30,000 to $1,300,000 were concluded at stated interest rates of 12% to 15%, but often at higher effective rates based upon points or other up-front fees.

For the six month periods ended June 30, 2014 and 2013 the total amounts of $9,764,000 and $8,430,500 have been lent, offset by collections received from borrowers, under our commercial loans in the amount of $7,537,983 and $7,871,866, respectively.

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

At June 30, 2014, we were committed to an additional $1,555,500 in construction loans that can be drawn by the borrower when certain conditions are met.

The Company completed a public offering of 1,754,386 common shares at a price to the public of $2.85 per share on July 31, 2014. Gross proceeds raised by the Company in the offering were $5,000,000, before deducting underwriting discounts and commissions and other estimated offering expenses. The Company has granted the underwriters a 45-day option to purchase up to 263,157 additional common shares to cover over-allotments, if any.

The net proceeds from the issuance and sale of our common shares in this offering were approximately $4.3 million (or approximately $5.0 million if the representative exercises its over-allotment option in full), after deducting underwriting discounts and commissions and offering expenses payable by us.

As a result of the offering, the Company believes it currently satisfies all of the requirements to be taxed as a Real Estate Investment Trust and intends to elect REIT status beginning with its 2014 tax year. As a REIT, the Company will generally not be subject to income taxes on its income, including interest earned on its real estate secured loans, so long as it meets certain requirements, including distributing 90% of its taxable income to shareholders.

Results of Operations

Three Months Ended June 30, 2014 compared to Three Months Ended June 30, 2013

Revenue

Total revenues for the three month period ended June 30, 2014 were approximately $630,000 compared to approximately $554,000 for the three month period ended June 30, 2013, an increase of $76,000, or 13.7%. The increase in revenue represents an increase in lending operations. For the three month periods ended June 30, 2014 and 2013, approximately $518,000 and $448,000, respectively, of our revenues were attributable to interest income on the secured commercial loans that we offer to small businesses, and approximately $112,000 and $106,000, respectively, of our revenues were attributatble to origination fees on such loans. Our loans are principally secured by collateral consisting of real property and, generally, accompanied by personal guarantees.

Interest and amortization of debt service costs

Interest and amortization of debt service costs for the three month period ended June 30, 2014 were approximately $123,000 compared to approximately $102,000 for the three month period ended June 30, 2013, an increase of $21,000, or 20.6%. The increase in interest and amortization of debt service costs was primarily attributable to our use of the Sterling Credit Line to increase our lending capacity, offset by the repayment of Senior Secured Notes. (See Note 8 to the financial statements included elsewhere in this report.)

General and administrative expenses

General and administrative expenses for the three month period ended June 30, 2014 were approximately $176,000 compared to approximately $205,000 for the three month period ended June 30, 2013, a decrease of $29,000, or 14.1%. This decrease was primarily attributable to decreases in travel and meal expenses, in Board member fees and in public relations cost.

Other income

Other income for each of the three month periods ended June 30, 2014 and 2013 was approximately $7,000, which represents the fees generated from the seller buy back options. (See Note 4 to the financial statements included elsewhere in this report.)

Income tax expense

The Company reversed $83,000 of its income tax accrual at June 30, 2014, because the Company believes it currently satisfies all of the requirements to be taxed as a Real Estate Investment Trust and intends to elect REIT status beginning with its 2014 tax year. For the three month period ended June 30, 2013 we had income tax expense of $96,000.

Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013

Revenue

Total revenues for the six month period ended June 30, 2014 were approximately $1,239,000 compared to approximately $1,088,000 for the six month period ended June 30, 2013, an increase of $151,000, or 13.9%. The increase in revenue represents an increase in lending operations. For the six month periods ended June 30, 2014 and 2013, revenues of approximately $1,025,000 and $892,000, respectively, were attributable to interest income on the secured commercial loans that we offer to small businesses, and approximately $214,000 and $196,000, respectively, were attributable to origination fees on such loans. Our loans are principally secured by collateral consisting of real property and, generally, accompanied by personal guarantees.

Interest and amortization of debt service costs

Interest and amortization of debt service costs for the six month period ended June 30, 2014 were approximately $239,000 compared to approximately $204,000 for the six month period ended June 30, 2013, an increase of $35,000, or 17.2%. The increase in interest and amortization of debt service costs was primarily attributable to our use of the Sterling Credit Line to increase our lending capacity, offset by the repayment of Senior Secured Notes. (See Note 8 to the financial statements included elsewhere in this report.)

General and administrative expense

General and administrative expenses for the six month period ended June 30, 2014 were approximately $352,000 compared to approximately $378,000 for the six month period ended June 30, 2013, a decrease of $26,000. This decrease was primarily attributable to decreases in travel and meal expenses, in Board member fees and in public relations cost.

Other income

Other income for each of the six month periods ended June 30, 2014 and 2013 was approximately $14,000, which represents the fees generated from the seller buy back options. (See Note 4 to the financial statements included elsewhere in this report.)

Income tax expense

The Company reversed $83,000 of its income tax accrual at June 30, 2014, because the Company believes it currently satisfies all of the requirements to be taxed as a Real Estate Investment Trust and intends to elect REIT status beginning with its 2014 tax year.

For the six month period ended June 30, 2014 we had income tax expense of $32,000, compared to approximately $188,000 for the six month period ended June 30, 2013.

Liquidity and Capital Resources

At June 30, 2014, we had cash and cash equivalents of approximately $135,000 and working capital of approximately $3,528,000 as compared to cash and cash equivalents of approximately $1,021,000 and working capital of approximately $4,677,000 at December 31, 2013. The decrease in cash and cash equivalents primarily reflects the increase in lending operations. The decrease in working capital is primarily attributable to the reclassification of a portion of the Company’s short-term loans to long-term loans receivable, offset by a decrease in income taxes payable.

For the six month periods ended June 30, 2014 and 2013, net cash provided by operating activities were approximately $368,000 and $249,000, respectively. The increase in net cash provided by operating activities primarily results from an increase in net income, offset by a decrease in income taxes payable and an increase in interest receivable on loans.

Net cash used in investing activities was approximately $2,226,000 for the six month period ended June 30, 2014, compared to approximately $559,000 for the same period ended June 30, 2013. Net cash used in investing activities for the six month period ended June 30, 2014 consisted of the issuance of our short term commercial loans of $9,764,000, offset by collection of these loans of approximately $7,538,000. In the period ended June 30, 2013, net cash used in investing activities consisted of the issuance of our short term commercial loans of approximately $8,431,000, offset by collection of these loans of approximately $7,872,000.

Net cash provided by financing activities for the six month period ended June 30, 2014 was approximately $973,000, compared to $1,164,000 for the period ended June 30, 2013. Net cash provided by financing activities for the six month period ended June 30, 2014 reflects the use of the Sterling Credit Line of $1,250,000 and the proceeds from exercise of stock options of approximately $55,000, offset by the capital raising costs in the amount of approximately $204,000 and the dividend payment of approximately $128,000. In the period ended June 30, 2013, net cash provided by financing activities reflects the use of the Sterling Credit Line of $1,500,000 and the proceeds from exercise of stock options of approximately $23,000, offset by the repayment of one of our short term loans of $240,000, the purchase of treasury shares of approximately $76,000 and the dividend payment of approximately $43,000.

On May 2, 2012, the Company entered into a one-year revolving Line of Credit Agreement with Sterling National Bank pursuant to which the Bank agreed to advance up to $3.5 million (the “Sterling Credit Line”) against assignments of mortgages and other collateral. The interest rate on the Sterling Credit Line is 2% in excess of the Wall Street Journal prime rate (3.25% at June 30, 2014), but in no event less than 6%, per annum, on the money in use. On January 31, 2013, the Company entered into an amendment to the Line of Credit Agreement with Sterling National Bank to increase the Sterling Credit Line from $3.5 million to $5 million, under the same terms as the original line of credit (the “Amendment”). Effective on May 1, 2013 and July 1, 2013, the term of the Sterling Credit Line was extended through July 1, 2013 and July 1, 2014, respectively. On December 13, 2013, the Company entered into a second amendment to the Line of Credit Agreement with Sterling National Bank to increase the Sterling Credit Line from $5 million to $7 million, under the same terms as the original line of credit (the “Second Amendment”). Effective on June 24, 2014, the term of the Sterling Credit Line was extended to October 29, 2014. (See Note 8 to the financial statements included elsewhere in this report.) At June 30, 2014, the outstanding amount under the Sterling Credit Line was $6,600,000.

The Company completed a public offering of 1,754,386 common shares at a price to the public of $2.85 per share on July 31, 2014. Gross proceeds raised by the Company in the offering were $5,000,000, before deducting underwriting discounts and commissions and other estimated offering expenses. The Company has granted the underwriters a 45-day option to purchase up to 263,157 additional common shares to cover over-allotments, if any.

The net proceeds from the issuance and sale of our common shares in this offering were approximately $4.3 million (or approximately $5.0 million if the representative exercises its over-allotment option in full), after deducting underwriting discounts and commissions and offering expenses payable by us.

We have not entered into any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.

We anticipate that our current cash balances, the proceeds of our public offering, and the Sterling Credit Line together with our cash flows from operations will be sufficient to fund the operations for the next 12 months.

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

Item 4.   CONTROLS AND PROCEDURES

(a)     Evaluation and Disclosure Controls and Procedures

Our management, namely our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014 (the “Evaluation Date”).  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, namely our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)     Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II     OTHER INFORMATION

Item 5.	OTHER INFORMATION

Effective May 2014, our Board approved and adopted Amended and Restated Bylaws which amended Section 1. – Annual Meeting of Article II and Section 11. – Committees of Article III. A copy of the Amended and Restated Bylaws has been included as Exhibit 3.2 to this report.

Item 6.	EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation filed with the Secretary of State of New York in July 2014 (filed herewith)
3.2	Amended and Restated Bylaws effective in May 2014 (filed herewith)
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act (filed herewith)
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act (filed herewith)
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act (furnished herewith)
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act (furnished herewith)
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Schema Document
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Manhattan Bridge Capital, Inc. (Registrant)

Date: August 13, 2014	By: /s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2014	By: /s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

