Form 10-Q
period 2014-09-30
MANHATTAN BRIDGE CAPITAL, INC
filed 2014-10-30
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________ to _________________________________

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

☐ Yes  ☒ No

As of October 30, 2014, the registrant had a total of 6,059,576 shares of Common Stock, $.001 par value per share, outstanding.

MANHATTAN BRIDGE CAPITAL, INC.

Forward Looking Statements

This report contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the words “believe,” “expect,” “intend,” “estimate” and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial condition and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements”), including but not limited to the following: (i) we may not qualify as a REIT; (ii) we have no operating history as a REIT;(iii) our loan origination activities, revenues and profits are limited by available funds (iv)we operate in a highly competitive market and competition may limit our ability to originate loans with favorable interest rates; (v) our chief executive officer is critical to our business and our future success may depend on our ability to retain him; (vi) if we overestimate the yields on our loans or incorrectly value the collateral securing the loan, we may experience losses; (vii) we may be subject to “lender liability” claims; (viii) our loan portfolio is illiquid; (ix) our due diligence may not uncover all of a borrower’s liabilities or other risks to its business; (x) borrower concentration could lead to significant losses; (xi) our management has no experience managing a REIT; and (xii) we may choose to make distributions in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive. The accompanying information contained in this report, including the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, identifies important factors that could cause such differences. These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

All references in this Form 10-Q to “Company,” “we,” “us,” or “our” refer to Manhattan Bridge Capital, Inc. and its wholly-owned subsidiaries DAG Funding Solutions, Inc., MBC Funding I, Inc. and 1490-1496 Hicks, LLC unless the context otherwise indicates.

(i)

PART I.           FINANCIAL INFORMATION

Item 1.          CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)	(audited)
Assets

Current assets:
Cash and cash equivalents	$60,083	$1,021,023
Short term loans receivable	17,764,285	10,697,950
Interest receivable on loans	193,333	171,483
Other current assets	51,717	18,540
Total current assets	18,069,418	11,908,996

Investment in real estate	146,821	146,821
Long term loans receivable	5,239,050	3,997,000
Security deposit	6,816	6,637
Investment in privately held company	65,000	65,000

Total assets	$23,527,105	$16,124,454

Liabilities and Shareholders’ Equity
Current liabilities:
Short term loans	$2,319,465	$1,319,465
Line of credit	7,000,000	5,350,000
Accounts payable and accrued expenses	42,658	57,066
Deferred origination fees	281,566	132,017
Income taxes payable	—	373,219
Total liabilities, all current	9,643,689	7,231,767

Commitments
Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; no shares issued	—	—
Common shares - $.001 par value; 25,000,000 authorized; 6,236,576 and 4,433,190 issued; 6,059,576 and 4,256,190 outstanding	6,236	4,433
Additional paid-in capital	14,105,240	9,745,249
Treasury stock, at cost - 177,000 shares	(369,335)	(369,335)
Retained earnings (accumulated deficit)	141,275	(487,660)
Total stockholders’ equity	13,883,416	8,892,687

Total liabilities and stockholders’ equity	$23,527,105	$16,124,454

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Interest income from loans	$631,640	$479,118	$1,657,076	$1,371,420
Origination fees	134,080	105,920	347,637	301,775
Total Revenue	765,720	585,038	2,004,713	1,673,195

Operating costs and expenses:
Interest and amortization of debt service costs	144,392	119,272	383,721	323,478
Referral fees	665	312	1,049	1,242
General and administrative expenses	202,822	172,420	554,631	550,145

Total operating costs and expenses	347,879	292,004	939,401	874,865

Income from operations	417,841	293,034	1,065,312	798,330
Other income (Note 4)	6,887	6,887	20,661	20,661
Income before income tax benefit (expense)	424,728	299,921	1,085,973	818,991
Income tax benefit (expense)	4,291	(106,000)	(27,709)	(294,000)

Net Income	$429,019	$193,921	$1,058,264	$524,991

Basic and diluted net income per common share outstanding:
—Basic	$0.08	$0.05	$0.23	$0.12
—Diluted	$0.08	$0.05	$0.22	$0.12

Weighted average number of common shares outstanding
—Basic	5,487,494	4,263,194	4,680,340	4,273,544
—Diluted	5,526,798	4,287,698	4,727,966	4,289,225

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months
	Ended September 30,
	2014	2013
Cash flows from operating activities:
Net Income	$1,058,264	$524,991
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	—	32,636
Non cash compensation expense	17,799	22,048
Changes in operating assets and liabilities:
Interest receivable on loans	(21,850)	(12,866)
Other current and non current assets	(33,357)	(16,300)
Accounts payable and accrued expenses	(14,409)	(54,355)
Deferred origination fees	149,550	38,150
Income taxes payable	(373,219)	11,963
Net cash provided by operating activities	782,778	546,267

Cash flows from investing activities:
Issuance of short term loans	(18,827,000)	(12,020,500)
Collections received from loans	10,518,616	10,244,866
Net cash used in investing activities	(8,308,384)	(1,775,634)

Cash flows from financing activities:
Proceeds from loans and line of credit, net	2,650,000	1,220,000
Proceeds from public offering, net	4,288,765	—
Purchase of treasury shares	—	(99,363)
Proceeds from exercise of stock options	55,230	22,540
Dividends paid	(429,329)	(85,458)
Net cash provided by financing activities	6,564,666	1,057,719

Net decrease in cash and cash equivalents	(960,940)	(171,648)
Cash and cash equivalents, beginning of period	1,021,023	240,693
Cash and cash equivalents, end of period	$60,083	$69,045

Supplemental Cash Flow Information:
Taxes paid during the period	$415,928	$282,037
Interest paid during the period	$383,721	$290,840

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

1.           THE COMPANY

The accompanying unaudited consolidated financial statements of Manhattan Bridge Capital, Inc. (“MBC”), a New York corporation, and its wholly-owned subsidiaries DAG Funding Solutions, Inc. (“DAG Funding”), MBC Funding I, Inc. (“MBC Funding”) and 1490-1496 Hicks, LLC (“Hicks LLC”) (collectively referred to herein as the “Company”) have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2013 and the notes thereto included in the Company’s Form 10-K. Results of consolidated operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year.

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

At September 30, 2014, we were committed to an additional $2,511,500 in construction loans that can be drawn by the borrower when certain conditions are met.

At September 30, 2014, no one entity has loans outstanding representing more than 10% of the total balance of the loans outstanding.

At September 30, 2014, nine of the loans in the Company’s portfolio were jointly funded by the Company and unrelated entities, for aggregate loans of $5,955,000. The accompanying balance sheet includes the Company’s portion of the loans in the amount of $3,415,000.

Subsequent to September 30, 2014, $475,000 of the Company’s commercial loans have been paid off.

Long Term Loans Receivable

Long term loans receivable comprise the loans that were extended beyond the original maturity dates, unless it is clear that the loan will be paid back by September 30, 2015. At September 30, 2014, the Company’s loan portfolio consists of $17,764,285 short term loans receivable and $5,239,050 long term loans receivable.

Credit Risk

Credit risk profile based on loan activity as of September 30, 2014 and 2013:

	Developers- Residential	Developers- Commercial	Developers Mixed Used	Other	Total outstanding loans
September 30, 2014	$21,246,050	$1,715,000	$20,000	$22,285	$23,003,335
September 30, 2013	$13,175,000	$1,525,000	$700,000	$—	$15,400,000

At September 30, 2014, the Company’s commercial loans include loans in the amount of $179,050, $100,000, $135,000 and $570,000, originally due in 2009, 2010, 2011 and 2013, respectively. In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans. Accordingly, at September 30, 2014, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof included in operations.

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

Since September 30, 2013, the expiration date of the New Option has been extended on a month to month basis with the payment of the monthly option fee. On October 2, 2014, the option holder exercised the New Option to buy back the one remaining property at the exercise price of $146,821.

Other income for each of the nine month periods ended September 30, 2014 and 2013 in the amount of $20,661 represents the fees generated from the Buy Back Option for the respective periods.

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

The denominator is based on the following weighted average number of common shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic	5,487,494	4,263,194	4,680,340	4,273,544
Incremental shares for assumed conversion of options	39,304	24,504	47,626	15,681
Diluted	5,526,798	4,287,698	4,727,966	4,289,225

For the three and nine month periods ended September 30, 2014, 39,374 and 47,696, stock options were not included in the diluted earnings per share calculation, respectively, because their effect would have been anti-dilutive.

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

Share based compensation expense recognized under ASC 718 for the three and nine months ended September 30, 2014 were $10,967 and $17,799, respectively. Share based compensation expense recognized under ASC 718 for the three and nine months ended September 30, 2013 were $13,530 and $22,048, respectively.

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

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average share assumptions used for grants in 2014 and 2013, respectively: (1) expected life of 5 years; (2) annual dividend yield of 9.59% and 2.61%; (3) expected volatility 59.5% and 75%; and (4) risk free interest rate of 1.71% and 1.07%.

The following summarizes stock option activity for the nine month period ended September 30, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	285,000	$0.97
Granted	21,000	2.92
Exercised	(49,000)	1.13
Forfeited or expired	(147,000)	0.75
Outstanding at September 30, 2014	110,000	$1.58	2.77	$79,622
Vested and exercisable at September 30, 2014	108,000	$1.59	2.78	$78,424

The weighted-average fair value of each option granted during the nine month periods ended September 30, 2014 and 2013, estimated as of the grant date using the Black-Scholes option valuation model, was $0.72 per option and $0.78 per option, respectively.

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

8.           LOANS AND LINE OF CREDIT

Short Term Loans

During the third quarter of 2014, the Company received four separate short-term loans from three different entities, in the aggregate amount of $2,100,000, bearing interest at rates ranging from 12% to 14%, per annum. In addition, Mr. Ran, the CEO of the Company, made two bridge loans to the Company in the aggregate amount of $400,000, at an interest rate of 6%, per annum. By September 30, 2014, the Company repaid in full two of the four short-term loans in the aggregate amount of $1,100,000 as well as the two bridge loans from Mr. Ran in the aggregate amount of $400,000.

At September 30, 2014, the Company owed an aggregate of $2,319,465 under eight separate short term loans, bearing interest at rates ranging from 8% to 12% per annum. One of the loans in the amount of $160,000, bearing interest at the rate of 10% per annum, is from a parent of a former member of the board of directors. Interest expense on this loan amounted to $12,000 for the nine months ended September 30, 2014. The loans are secured by certain of the Company’s short term loans pursuant to a security agreement, and two of the loans are also personally guaranteed by the Company’s CEO.

Subsequent to September 30, 2014, the Company received a short-term loan from an entity in the amount of $100,000 at the rate of 10% per annum. In addition, Mr. Ran made two bridge loans to the Company in the aggregate amount of $450,000, at an interest rate of 6%, per annum.

Line of Credit

On May 2, 2012, the Company entered into a one-year revolving Line of Credit Agreement with Sterling National Bank pursuant to which the Bank agreed to advance up to $3.5 million (the “Sterling Credit Line”) against assignments of mortgages and other collateral. The Sterling Credit Line was conditioned on an unlimited personal guarantee from Assaf Ran, the Company’s CEO, and requires the maintenance of certain non-financial covenants including limitations on the percentage of loans outstanding in excess of one year, loans made to affiliated groups and the extent of construction loans made by the Company. The interest rate on the Sterling Credit Line is 2% in excess of the Wall Street Journal prime rate (3.25% at September 30, 2014), but in no event less than 6%, per annum, on the money in use. Total initiation costs for the Sterling Credit Line were approximately $16,000. These costs are being amortized over one year, using the straight-line method. The amortization costs for the nine month period ended September 30, 2013 were $5,341.

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

On December 13, 2013, the Company entered into another amendment to the Line of Credit Agreement with Sterling National Bank to increase the Sterling Credit Line from $5 million to $7 million, under the same terms as the original line of credit (the “Second Amendment”). In connection with the Second Amendment, Mr. Ran agreed to increase his personal guarantee to $7 million. Effective on June 24, 2014 and October 29, 2014, the term of the Sterling Credit Line was extended through October 29, 2014 and December 13, 2014, respectively. At September 30, 2014, the outstanding balance of the Sterling Credit Line was $7,000,000.

9.           PUBLIC OFFERING

The Company completed a public offering of 1,754,386 common shares at a price to the public of $2.85 per share on July 31, 2014. The gross proceeds raised by the Company from the offering were $5,000,000, and the net proceeds from the offering were approximately $4,289,000, after deducting underwriting discounts and commissions and offering expenses payable by us. The Company also granted the underwriters a 45-day option to purchase up to 263,157 additional common shares to cover over-allotments, if any. The option expired unexercised in September 2014.

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

For the nine month periods ended September 30, 2014 and 2013 the total amounts of $18,827,000 and $12,020,500 have been lent, offset by collections received from borrowers, under our commercial loans in the amount of $10,518,616 and $10,244,866, respectively.

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

At September 30, 2014, we were committed to an additional $2,511,500 in construction loans that can be drawn by the borrower when certain conditions are met.

The Company completed a public offering of 1,754,386 common shares at a price to the public of $2.85 per share on July 31, 2014. The gross proceeds raised by the Company from the offering were $5,000,000, and the net proceeds from the offering were approximately $4,289,000, after deducting underwriting discounts and commissions and offering expenses payable by us. The Company also granted the underwriters a 45-day option to purchase up to 263,157 additional common shares to cover over-allotments, if any. The option expired unexercised in September 2014.

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

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenue

Total revenues for the three month period ended September 30, 2014 were approximately $766,000 compared to approximately $585,000 for the three month period ended September 30, 2013, an increase of $181,000, or 30.9%. The increase in revenue represents an increase in lending operations. For the three month periods ended September 30, 2014 and 2013, approximately $632,000 and $479,000, respectively, of our revenues were attributable to interest income on the secured commercial loans that we offer to small businesses, and approximately $134,000 and $106,000, respectively, of our revenues were attributable to origination fees on such loans. Our loans are principally secured by collateral consisting of real property and, generally, accompanied by personal guarantees.

Interest and amortization of debt service costs

Interest and amortization of debt service costs for the three month period ended September 30, 2014 was approximately $144,000 compared to approximately $119,000 for the three month period ended September 30, 2013, an increase of $25,000, or 21.0%. The increase in interest and amortization of debt service costs was primarily attributable to our use of the Sterling Credit Line and the Company’s receipt of short term loans to increase our lending capacity.

General and administrative expenses

General and administrative expenses for the three month period ended September 30, 2014 were approximately $203,000 compared to approximately $172,000 for the three month period ended September 30, 2013, an increase of $31,000, or 18.0%. This increase was primarily attributable to increases in public relations expense, payroll expense, and professional fees.

Other income

Other income for each of the three month periods ended September 30, 2014 and 2013 was approximately $7,000, which represents the fees generated from the seller buy back options. (See Note 4 to the financial statements included elsewhere in this report.)

Income tax benefit (expense)

The income tax benefit of approximately $4,000 for the three month period ended September 30, 2014 represents the over-accrual of prior year’s income taxes. The Company accrued no income tax amount for 2014 income taxes because the Company believes it currently satisfies all of the requirements to be taxed as a Real Estate Investment Trust and intends to elect REIT status beginning with its 2014 tax year. For the three month period ended September 30, 2013, we had income tax expense of $106,000.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenue

Total revenues for the nine month period ended September 30, 2014 were approximately $2,005,000 compared to approximately $1,673,000 for the nine month period ended September 30, 2013, an increase of $332,000, or 19.8%. The increase in revenue represents an increase in lending operations. For the nine month periods ended September 30, 2014 and 2013, revenues of approximately $1,657,000 and $1,371,000, respectively, were attributable to interest income on the secured commercial loans that we offer to small businesses, and approximately $348,000 and $302,000, respectively, were attributable to origination fees on such loans. Our loans are principally secured by collateral consisting of real property and, generally, accompanied by personal guarantees.

Interest and amortization of debt service costs

Interest and amortization of debt service costs for the nine month period ended September 30, 2014 were approximately $384,000 compared to approximately $323,000 for the nine month period ended September 30, 2013, an increase of $61,000, or 18.9%. The increase in interest and amortization of debt service costs was primarily attributable to our use of the Sterling Credit Line and the Company’s receipt of short term loans to increase our lending capacity.

General and administrative expenses

General and administrative expenses for the nine month period ended September 30, 2014 were approximately $555,000 compared to approximately $550,000 for the nine month period ended September 30, 2013, an increase of $5,000. The increase was primarily attributable to increases in payroll expenses and professional fees, offset by decreases in travel and meal expenses, legal fees and Board member fees.

Other income

Other income for each of the nine month periods ended September 30, 2014 and 2013 was approximately $21,000, which represents the fees generated from the seller buy back options. (See Note 4 to the financial statements included elsewhere in this report.)

 Income tax expense

The Company reversed approximately $87,000 of its income tax accrual as of September 30, 2014, because the Company believes it currently satisfies all of the requirements to be taxed as a Real Estate Investment Trust and intends to elect REIT status beginning with its 2014 tax year.

For the nine month period ended September 30, 2014 we had income tax expense of approximately $28,000, compared to $294,000 for the nine month period ended September 30, 2013.

Liquidity and Capital Resources

At September 30, 2014, we had cash and cash equivalents of approximately $60,000 and working capital of approximately $8,426,000 as compared to cash and cash equivalents of approximately $1,021,000 and working capital of approximately $4,677,000 at December 31, 2013. The decrease in cash and cash equivalents primarily reflects the increase in lending operations. The increase in working capital is primarily attributable to the proceeds from the public offering which were used for the issuance of short-term loans, offset by the reclassification of a portion of the Company’s short-term loans to long-term loans receivable.

For the nine month periods ended September 30, 2014 and 2013, net cash provided by operating activities were approximately $783,000 and $546,000, respectively. The increase in net cash provided by operating activities primarily results from increases in net income and in deferred origination fees, offset by a decrease in income taxes payable.

Net cash used in investing activities for the nine month period ended September 30, 2014 was approximately $8,308,000 as compared to approximately $1,776,000 for the period ended September 30, 2013. Net cash used in investing activities for the nine month period ended September 30, 2014 consisted of the issuance of our short term commercial loans in the amount of $18,827,000, offset by collection of these loans in the amount of approximately $10,519,000. In the period ended September 30, 2013 net cash used in investing activities consisted of the issuance of our short term commercial loans in the amount of approximately $12,021,000, offset by collection of these loans in the amount of approximately $10,245,000.

Net cash provided by financing activities for the nine month period ended September 30, 2014 was approximately $6,565,000 as compared to approximately $1,058,000 for the period ended September 30, 2013. Net cash provided by financing activities for the nine month period ended September 30, 2014 reflects the use of the Sterling Credit Line of $1,650,000, the proceeds of two short term loans in the aggregate amount of $1,000,000 received by the Company, the net proceeds from the public offering of approximately $4,289,000, and the proceeds from exercise of stock options of approximately $55,000, offset by dividend payments of approximately $429,000. In the period ended September 30, 2013, net cash provided by financing activities reflects the use of the Sterling Credit Line of $1,300,000, the proceeds of a short term loan of $160,000 received by the Company, and the proceeds from exercise of stock options of approximately $23,000, offset by the repayment of one of the Company’s short term loans of $240,000, the purchase of treasury shares of approximately $99,000 and the dividend payments of approximately $85,000.

On May 2, 2012, the Company entered into a one-year revolving Line of Credit Agreement with Sterling National Bank pursuant to which the Bank agreed to advance up to $3.5 million (the “Sterling Credit Line”) against assignments of mortgages and other collateral. The interest rate on the Sterling Credit Line is 2% in excess of the Wall Street Journal prime rate (3.25% at September 30, 2014), but in no event less than 6%, per annum, on the money in use. On January 31, 2013, the Company entered into an amendment to the Line of Credit Agreement with Sterling National Bank to increase the Sterling Credit Line from $3.5 million to $5 million, under the same terms as the original line of credit (the “Amendment”). Effective on May 1, 2013 and July 1, 2013, the term of the Sterling Credit Line was extended through July 1, 2013 and July 1, 2014, respectively. On December 13, 2013, the Company entered into a second amendment to the Line of Credit Agreement with Sterling National Bank to increase the Sterling Credit Line from $5 million to $7 million, under the same terms as the original line of credit (the “Second Amendment”). Effective on June 24, 2014 and October 29, 2014, the term of the Sterling Credit Line was extended through October 29, 2014 and December 13, 2014, respectively. (See Note 8 to the financial statements included elsewhere in this report.) At September 30, 2014, the outstanding amount under the Sterling Credit Line was $7,000,000.

The Company completed a public offering of 1,754,386 common shares at a price to the public of $2.85 per share on July 31, 2014. The gross proceeds raised by the Company from the offering were $5,000,000, and the net proceeds from the offering were approximately $4,289,000, after deducting underwriting discounts and commissions and offering expenses payable by us.

We have not entered into any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.

We anticipate that our current cash balances, the proceeds of our public offering and the Sterling Credit Line together with our cash flows from operations will be sufficient to fund the operations for the next 12 months.

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

Item 4.           CONTROLS AND PROCEDURES

(a)          Evaluation and Disclosure Controls and Procedures

Our management, namely our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014 (the “Evaluation Date”).  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, namely our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)          Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II        OTHER INFORMATION

Item 5.           OTHER INFORMATION

On October 29, 2014, the Company entered into a Fourth Note Extension Agreement with Sterling National Bank pursuant to which the term of the Sterling Credit Line was extended through December 13, 2014.

Item 6.           EXHIBITS

Exhibit No.	Description

10.1	Fourth Amendment Agreement, dated October 29, 2014, between Registrant, Assaf Ran and Sterling National Bank

31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act

31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act

101.INS	XBRL Instance Document

101.CAL	XBRL Taxonomy Extension Schema Document

101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Manhattan Bridge Capital, Inc. (Registrant)

Date: October 30, 2014	By: /s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2014	By: /s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

- 19 -