Form 10-K
period 2014-12-31
MANHATTAN BRIDGE CAPITAL, INC
filed 2015-03-23
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☑

The aggregate market value of the Registrant’s voting and non-voting common shares held by non-affiliates of the Registrant on June 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter, computed by reference to the closing price for a common share on the NASDAQ Capital Market on such date, was approximately $5,655,524. (For this computation, the Registrant has excluded the market value of all common shares reported as beneficially owned by executive officers and directors of the Registrant and certain other shareholders; such an exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the Registrant.)

As of March 23, 2015 the registrant has a total of 6,089,089 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MANHATTAN BRIDGE CAPITAL, INC.

FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the words “believe,” “expect,” “intend,” “estimate” and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial condition and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements”), including but not limited to the following: (i) we may not qualify as a REIT; (ii) we have no operating history as a REIT; (iii) our loan origination activities, revenues and profits are limited by available funds (iv)we operate in a highly competitive market and competition may limit our ability to originate loans with favorable interest rates; (v) our chief executive officer is critical to our business and our future success may depend on our ability to retain him; (vi) if we overestimate the yields on our loans or incorrectly value the collateral securing the loan, we may experience losses; (vii) we may be subject to “lender liability” claims; (viii) our loan portfolio is illiquid; (ix) our due diligence may not uncover all of a borrower’s liabilities or other risks to its business; (x) borrower concentration could lead to significant losses; (xi) our management has no experience managing a REIT; and (xii) we may choose to make distributions in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive. The accompanying information contained in this report, including the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, identifies important factors that could cause such differences. These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

All references in this Annual Report to “Manhattan Bridge Capital” “the Company,” “we,” “us” and “our” refer to Manhattan Bridge Capital, Inc., a New York corporation founded in 1989 and its consolidated subsidiaries DAG Funding Solutions, Inc. (“DAG Funding”), formed under the laws of the State of New York in May 2007 and MBC Funding I, Inc. (“MBC Funding”), formed under the laws of the State of New York in October 2010, unless the context otherwise requires.

PART I

Item 1. Business

General

We are a New York-based real estate finance company that specializes in originating, servicing and managing a portfolio of first mortgage loans. We offer short-term, secured, non-banking loans (sometimes referred to as “hard money” loans) to real estate investors to fund their acquisition, renovation, rehabilitation or improvement of properties located in the New York metropolitan area. We intend to elect to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2014.

The properties securing the loans are generally classified as residential or commercial real estate and, typically, are not income producing. Each loan is secured by a first mortgage lien on real estate. In addition, each loan is personally guaranteed by the principal(s) of borrower, which guarantee may be collaterally secured by a pledge of the guarantor’s interest in the borrower. The face amount of the loans we originate historically ranged from $14,000 to a maximum of $1.3 million. Our lending policy limits the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $1.4 million. Our loans typically have a maximum initial term of one year and bear interest at a flat rate of 12% to 15% per year. In addition, we usually receive origination fees or “points” ranging from 1% to 3% of the original principal amount of the loan as well as other fees relating to underwriting and funding the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser) and in the case of construction financing, it is typically up to 80% of construction costs.

Since commencing this business in 2007, we have never foreclosed on a property and none of our loans have ever gone into default, although sometimes we have renewed or extended the tem of a loan to enable the borrower to avoid premature sale or refinancing of the property. When we renew or extend a loan we generally receive additional “points” and other fees.

Our officers are experienced in hard money lending under various economic and market conditions. Loans are originated, underwritten and structured by our chief executive officer, assisted by our chief financial officer, and then managed and serviced principally by our chief financial officer. A principal source of new transactions has been repeat business from prior customers and their referral of new business. We also receive leads for new business from real estate brokers and mortgage brokers and a limited amount of newspaper advertising.

Our primary business objective is to grow our loan portfolio while protecting and preserving capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term through dividends. We intend to achieve this objective by continuing to selectively originate, fund loans secured by first mortgages on residential real estate held for investment located in the New York metropolitan area and to carefully manage and service our portfolio in a manner designed to generate attractive risk-adjusted returns across a variety of market conditions and economic cycles. We believe that current market dynamics in this market, specifically the demand/supply imbalance for relatively small real estate loans, presents significant opportunities for us to selectively originate high-quality first mortgage loans on attractive terms and that these conditions should persist for a number of years. We have built our business on a foundation of intimate knowledge of the New York metropolitan area real estate market combined with a disciplined credit and due diligence culture that is designed to protect and preserve capital. We believe that our flexibility and ability to structure loans that address the needs of our borrowers without compromising our standards on credit risk, our expertise, our intimate knowledge of the New York metropolitan area real estate market and our focus on newly originated first mortgage loans, has defined our success until now and should enable us to continue to achieve our objectives.

We are organized as a New York corporation and operated as a fully-taxable C-corporation for federal, state and city income tax purposes through the end of our 2013 tax year. As a result, we were able to re-invest our net after-tax profits back into our business. In 2014 we concluded that it would be in the best interests of our shareholders if we operated as a REIT for U.S. federal income tax purposes. In July 2014, we completed a public offering of 1,754,386 common shares at a price to the public of $2.85 per share. As a result of that offering, we met all the requirements to qualify as a REIT and, accordingly, plan to elect REIT status when we file our U.S. federal income tax return for the year ended December 31, 2014, which should happen on or before September 15, 2015.

In order to maintain our status as a REIT we are required to distribute at least 90% of our taxable income to our shareholders each year. To the extent we distribute less than 100% of our taxable income to our shareholders (but more than 90%) we will maintain our REIT status but the undistributed portion will be subject to regular corporate income taxes. As a REIT, we may also be subject to federal excise taxes and minimum state taxes. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act.

The Market Opportunity

Real estate investment is a capital-intensive businesses that relies heavily on debt capital to acquire, develop, improve, construct, renovate and maintain properties. We believe that the demand for relatively small loans to acquire, renovate or improve residential real estate held in the New York metropolitan market, presents a compelling opportunity to generate attractive returns for an established, well-financed, non-bank lender like us. We have competed successfully in this market notwithstanding the fact that many traditional lenders, such as banks and other institutional lenders, also service this market. Our primary competitive advantage is our ability to approve and fund loans quickly and efficiently.. In this environment, characterized by a supply-demand imbalance for financing and increasing asset values, we believe we are well positioned to capitalize and profit from these industry trends.

We believe there is a significant market opportunity for a well-capitalized ”hard money” real estate finance company to originate attractively priced loans with strong credit fundamentals. Particularly in the New York metropolitan area, where real estate values in many neighborhoods continue to increase and substandard properties are being improved, rehabilitated and renovated, we believe there are many opportunities for a “hard money” lender providing capital for these purposes to small scale developers. We further believe that our flexibility to structure loans to suit the particular needs of our borrower and our ability to close quickly make us an attractive alternative to banks and other large institutional lenders for small real estate developers and investors.

Our Business and Growth Strategies

Our objective is to protect and preserve capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term principally through dividends. We intend to achieve this objective by continuing to focus exclusively on selectively originating, servicing and managing a portfolio of short-term real estate loans secured by first mortgages on real estate located in the New York metropolitan area that are designed to generate attractive risk-adjusted returns across a variety of market conditions and economic cycles. We believe that our ability to react quickly to the needs of borrowers, our flexibility in terms of structuring loans to meet the needs of borrowers, our intimate knowledge of the New York metropolitan area real estate market, our expertise in “hard money” lending and our focus on newly originated first mortgage loans, should enable us to achieve this objective. Nevertheless, we will remain flexible in order to take advantage of other real estate related opportunities that may arise from time to time, whether they relate to the mortgage market or to direct or indirect investments real estate.

Our strategy to achieve our objective includes the following:

•	capitalize on opportunities created by the long-term structural changes in the real estate lending market and the continuing lack of liquidity in the real estate market;

•	take advantage of the prevailing economic environment as well as economic, political and social trends that may impact real estate lending currently and in the future as well as the outlook for real estate in general and particular asset classes;

•	remain flexible in order to capitalize on changing sets of investment opportunities that may be present in the various points of an economic cycle; and

•	operate so as to qualify as a REIT and for an exemption from registration under the Investment Company Act.

In furtherance of these strategies, on February 27, 2015, we obtained a three-year $14 million revolving line of credit with a new lender, Webster Business Credit Corporation (“Webster”), to replace our existing $7.7 million credit facility with Sterling National Bank (the “Sterling Credit Line”).

Our Competitive Strengths

We believe our competitive strengths include:

•	Experienced management team. Our management team has successfully originated and serviced a portfolio of real estate mortgage loans generating attractive annual returns under varying economic and real estate market conditions. We expect that the experience of our management team will provide us with the ability to effectively deploy our capital in a manner that we believe will provide for attractive risk-adjusted returns but with a focus on capital preservation and protection.

•	Long-standing relationships. A significant portion of our business comes from repeat customers with whom we have long-standing relationships. These customers are also a referral source for new borrowers. So long as these customers remain active real estate investors they provide us with an advantage in securing new business and help us maintain a pipeline to attractive new opportunities that may not be available to many of our competitors or to the general market.

•	Knowledge of the market. Our intimate knowledge of the New York metropolitan area real estate market enhances our ability to identify attractive opportunities and helps distinguish us from many of our competitors.

•	Disciplined lending. We seek to maximize our risk-adjusted returns, and preserve and protect capital, through our disciplined and credit-based approach. We utilize rigorous underwriting and loan closing procedures that include numerous checks and balances to evaluate the risks and merits of each potential transaction. We seek to protect and preserve capital by carefully evaluating the condition of the property, the location of the property, the creditworthiness of the guarantors and the availability of other forms of collateral.

•	Vertically-integrated loan origination platform. We manage and control the loan process from origination through closing with our own personnel or independent legal counsel and appraisers, with whom we have long relationships, who together constitute a team highly experienced in credit evaluation, underwriting and loan structuring. We also believe that our procedures and experience allows us to quickly and efficiently execute opportunities we deem desirable.

•	Structuring flexibility. As a relatively small, non-bank real estate lender, we can move quickly and have much more flexibility than traditional lenders to structure loans to suit the needs of our clients. Our ability to customize financing structures to meet borrowers’ needs is one of our key business strengths.

•	No legacy issues. Unlike many of our competitors, we are not burdened by distressed legacy real estate assets. We do not have a legacy portfolio of lower-return or problem loans that could potentially dilute the attractive returns we believe are available in the current liquidity-challenged environment and/or distract and monopolize our management team’s time and attention. We do not have any adverse credit exposure to, and we do not anticipate that our performance will be negatively impacted by, previously purchased assets.

Our Real Estate Lending Activities

Our real estate lending activities involve originating, funding servicing and managing short-term loans (i.e., loans with an initial term of not more than one year), secured by first mortgage liens on real estate property held for investment purposes in the New York metropolitan area. Generally, borrowers use the proceeds from our loans for one of three purposes: (i) to acquire and renovate existing residential (single, one or two family) real estate properties; (ii) to acquire vacant real estate and construct residential real properties; and (iii) to purchase and hold income producing properties. Our mortgage loans are structured to fit the needs and business plans of the borrowers. Revenue is generated primarily from the interest borrowers pay on our loans and, to a lesser extent, loan fee income generated on the origination and extension of loans.

Most of our loans are funded in full at the closing. However, in the case of a construction loan, where all or a portion of the loan proceeds are to be used to fund the costs of renovating or constructing improvements on the property, only a portion of the loan may be funded at closing. At December 31, 2014, our loan portfolio included seven construction loans under which we had a total funding commitment of approximately $3.8 million, the aggregate amount outstanding was approximately $2.8 million and our unfunded commitment was approximately $1.0 million. Advances under construction loans are funded against requests supported by all required documentation (including lien waivers) as and when needed to pay contractors and other costs of construction. In the case of construction loans, the borrower will either deliver multiple notes or one global note for the entire commitment. In either case, interest only accrues on the funded portion of the loan.

In general, our strategy is to service and manage the loans we originate until they are paid. However, there have been a few instances where we have either sold loans, at par, or sold participating interests in loans. All of our loans are secured by properties located in the New York metropolitan area, which is where we are based. We have no intention at this time to attempt to expand into any other geographic market. Most of the properties we finance are residential, although on occasion they are classified as commercial. However, in all instances the properties are held only for investment by the borrowers. Most of these properties do not generate any cash flow.

The typical terms of our loans are as follows:

Principal amount  — Historically, $14,000 to $1.3 million. Our lending policy limits the maximum loan amount to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $1.4 million.

Loan-to-Value Ratio  — Up to 75%.

Interest rate  — A fixed rate typically 12% to 15%.

Term  — Generally, one year with early termination in the event of a sale of the property. We would consider granting extensions under certain conditions.

Prepayments  — Borrower may prepay the loan at any time beginning three months after the funding date.

Covenants  — To timely pay all taxes, insurance, assessments, and similar charges with respect to the property; to maintain hazard insurance; to maintain and protect the property.

Events of default  — Include: (i) failure to make payment when due; (ii) breach of a covenant.

Payment terms  — Interest only is payable monthly in arrears. Principal is due in a “balloon” payment at the maturity date.

Escrow  — None.

Reserves  — None.

Security  — The loan is evidenced by a promissory note, which is secured by a first mortgage lien on the real property owned by the borrower. In addition, each loan is guaranteed by the principals of the borrower, which may be collaterally secured by a pledge of the guarantor’s interest in the borrower.

Fees and Expenses — Borrowers generally pay an origination fee equal to 1% to 3% of the loan amount. If we agree to extend the term of the loan, we usually collect the same origination fee we charged on the initial funding of the loan. In addition, borrowers also pay a processing fee, wire fee, bounced check fee and, in the case of construction loans, check requisition fee for each draw from the loan. Finally, as is typical in the real estate finance transactions, the borrower pays all expenses relating to obtaining the loan including the cost of a property appraisal, the cost of an environmental assessment report, if any, the cost of credit report and all title, recording fees and legal fees.

Operating Data

Our lending activities increased each year since 2007, the first year we started making real estate loans. We believe our business will continue to grow given the strength of the New York real estate market and our reputation among real estate investors as a reliable and reasonable financing source.

Our loan portfolio

The following table highlights certain information regarding our real estate lending activities for the periods indicated:

	Year Ended December 31,
($ in thousands)	2014	2013
Loans originated	$22,586	$15,159
Loans repaid	$13,248	$14,089
Mortgage lending revenues	$2,904	$2,260
Mortgage lending expenses	$566	$444
Number of loans outstanding	86	60
Principal amount of loans earning interest	$24,032	$14,695
Average outstanding loan balance	$279	$245
Percent of loans secured by New York area properties (1)	100.0%	100.0%
Weighted average contractual interest rate	12.5%	12.6%
Weighted average term to maturity (in months) (2)	5.57	4.83

(1)	Calculated based on the number of loans.
(2)	Without giving effect to extension options.

At December 31, 2014, none of our loans outstanding accounted for more than 10.0% of our loan portfolio. At December 31, 2013 we had loans outstanding to two affiliated groups of borrowers, which, together accounted for 25.5% of our loan portfolio. One group consisted of eight borrowers, each of which was at least 50% owned by the same individual, and the second group consisted of six borrowers, each of which was at least 25% owned by the same individual. The aggregate outstanding principal balance on the loans to the first group was approximately $2.0 million, representing 13.5% of our loan portfolio and the aggregate outstanding principal balance on the loans to the second group was approximately $1.8 million, representing 12.0% of our loan portfolio.

The following table sets forth information regarding the types of properties securing our mortgage loans outstanding at December 31, 2014 and 2013, and the interest earned in each category (dollars in thousands):

	2014			2013
	Number of Loans	Interest Earned	Percentage	Number of Loans	Interest Earned	Percentage
Residential	80	$1,585	90%	52	$968	82%
Commercial	4	172	10%	3	140	12%
Mixed Use	1	3	0%	5	72	6%
Other	1	3	0%	0	—	0%
Total	86	$1,763	100%	60	$1,180	100%

Our Origination Process and Underwriting Criteria

We primarily rely on our relationships with existing and former borrowers, real estate investors, real estate brokers and mortgage brokers to originate loans. Many of our borrowers are “repeat customers.” When underwriting a loan, the primary focus of our analysis is the value of a property and the credit worthiness of the borrower and its principals. Prior to making a final decision on a loan application we conduct extensive due diligence of the borrower and its principals. In terms of the property, we usually require a third party appraisal and a third party assessment report. We also order title, lien and judgment searches. In most cases, we will also make an on-site visit to evaluate not only the property but the neighborhood in which it is located. Finally, we analyze and assess financial and operational data provided by the borrower relating to its operation and maintenance of the property. In terms of the borrower and its principals, we usually obtain third party credit reports from one of the major credit reporting services as well as personal financial information provided by the borrower and its principals. We analyze all this information carefully prior to making a final determination. Ultimately, our decision is based on our conclusions regarding the value of the property, which takes into account factors such as the neighborhood in which the property is located, the current use and potential alternative use of the property, current and potential net income from the property, the local market, sales information of comparable properties, existing zoning regulations, the creditworthiness of the borrower and its principles and their experience in real estate ownership, construction, development and management. In conducting our due diligence we rely, in part, on third party professionals and experts including appraisers, engineers, title insurers and attorneys.

Before a loan commitment is issued, the loan must be reviewed and approved by our chief executive officer. Our loan commitments are generally issued subject to receipt by us of title documentation and title report, in a form satisfactory to us, for the underlying property. We require a personal guarantee from the principal or principals of the borrower.

Our Current Financing Strategies

Our financing strategies are critical to the success and growth of our business. Our financing strategies at this time are limited to equity and debt offerings. Our principal capital raising transactions have consisted of the following:

Credit line.  On February 27, 2015, we repaid and terminated the Sterling Credit Line, as described in “Liquidity and Capital Resources” below, and simultaneously entered into a Line of Credit Agreement with Webster pursuant to which we may borrow up to $14 million during the next three years (the “Webster Credit Line”). The Webster Credit Line provides for an interest rate equal to (i) LIBOR plus 4.75% or (ii) Webster’s base commercial lending rate plus 3.25%, as chosen by us for each drawdown, and expires on February 27, 2018. The credit line is secured by assignment of mortgages and other collateral and is guaranteed by Assaf Ran, our chief executive officer. (See Note 7 to the financial statements included elsewhere in this report.)

Short-term loans.  Over the five-year period ending December 31, 2014, we raised an aggregate of approximately $4.9 million through the sale of short and medium-term promissory notes from third-party investors. Senior secured notes having an aggregate principal amount of $500,000 were repaid in full in 2013. As of December 31, 2014, eight short-term notes having an aggregate principal amount of approximately $2.4 million and bearing interest from 8% to 12% are outstanding. All of these notes will mature within the next 12 months. Pursuant to the Webster Credit Line, we may not renew or extend these notes when they become due.

In July 2014, we sold 1,754,386 common shares in a registered public offering for an aggregate of $5.0 million or approximately $4.3 million, after deducting our underwriting discounts and commissions and offering expenses.

The following table shows our sources of capital, including our financing arrangements, and our loan portfolio as of December 31, 2014:

Sources of Capital ($ in thousands):
Debt:
Short-term loans	$2,469
Line of credit	7,700
Total debt	$10,169
Other liabilities	409
Capital (equity)	13,866
Total sources of capital	$24,444
Assets:
Loans:
Short-term loans	$19,138
Long-term loans	4,894
Total loans	$24,032
Other assets	412
Total assets	$24,444

Competition

The real estate finance market in the New York metropolitan area is highly competitive. We face competition for lending and investment opportunities from a variety of institutional lenders and investors and many other market participants, including specialty finance companies, REITs, commercial banks and thrift institutions, investment banks, insurance companies, hedge funds and other financial institutions as well as private equity funds, family offices and high net worth individuals. Many of these competitors enjoy competitive advantages over us, including greater name recognition, established lending relationships with customers, financial resources, and access to capital.

Notwithstanding the intense competition and some of our competitive disadvantages, we believe we have carved a niche for ourselves among small real estate developers, owners and contractors throughout the New York metropolitan area because of our ability to structure each loan to suit the needs of each individual borrower and our ability to act quickly. In addition, we believe we have developed a reputation among these borrowers as offering reasonable terms and providing outstanding customer service. We believe our future success will depend on our ability to maintain and capitalize on our existing relationships with borrowers and brokers and to expand our borrower base by continuing to offer attractive loan products, remain competitive in pricing and terms, and provide superior service.

Sales and Marketing

We do not engage any third parties for sales and marketing. Rather, we rely on our chief executive officer to generate lending opportunities as well as referrals from existing or former borrowers, brokers, and bankers and newspaper advertising and direct mail to generate lending opportunities. A principal source of new transactions has been repeat business from prior customers and their referral of new leads.

Intellectual Property

Our business does not depend on exploiting or leveraging any intellectual property rights. To the extent we own any rights to intellectual property, we rely on a combination of federal, state and common law trademarks, service marks and trade names, copyrights and trade secret protection. We have registered some of our trademarks and service marks in the United States Patent and Trademark Office (USPTO) including the following marks relating to our current business:

Manhattan Bridge Capital

DAG Funding Solutions

The protective steps we have taken may not deter misappropriation of our proprietary information. These claims, if meritorious, could require us to license other rights or subject us to damages and, even if not meritorious, could result in the expenditure of significant financial and managerial resources on our part.

Employees

As of December 31, 2014, we employed three full-time employees. In addition, during 2014 we used outside lawyers and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions. Outside appraisers were used to assist management in evaluating the worth of collateral, when deemed necessary by management. We also used independent construction inspectors as well as mortgage brokers and deal initiators.

Regulation

Our operations are subject, in certain instances, to supervision and regulation by state and federal governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions. In addition, we may rely on exemptions from various requirements of the Securities Act of 1933, as amended (the “Securities Act”), the Exchange Act, the Investment Company Act and ERISA. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third-parties who we do not control.

Regulatory Reform

The Dodd-Frank Act, which went into effect on July 21, 2010, is intended to make significant structural reforms to the financial services industry. For example, pursuant to the Dodd-Frank Act, various federal agencies have promulgated, or are in the process of promulgating, regulations with respect to various issues that may affect us. Certain regulations have already been adopted and others remain under consideration by various governmental agencies, in some cases past the deadlines set in the Dodd-Frank Act for adoption. At the present time, we do not believe any regulations adopted under the Dodd-Frank Act apply to us. However, it is possible that regulations that will be adopted in the future will apply to us or that existing regulations will apply to us as our business evolves.

Regulation of Commercial Real Estate Lending Activities

Although most states do not regulate commercial finance, certain states impose limitations on interest rates and other charges and on certain collection practices and creditor remedies, and require licensing of lenders and financiers and adequate disclosure of certain contract terms. We also are required to comply with certain provisions of, among other statutes and regulations, certain provisions of the Equal Credit Opportunity Act that are applicable to commercial loans, The USA PATRIOT Act, regulations promulgated by the Office of Foreign Asset Control and federal and state securities laws and regulations.

Investment Company Act Exemption

Although we reserve the right to modify our business methods at any time, we are not currently required to register as an investment company under the Investment Company Act. However, we cannot assure you that our business strategy will not evolve over time in a manner that could subject us to the registration requirements of the Investment Company Act.

Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. Real estate mortgages are excluded from the term “investment securities.”

We rely on the exception set forth in Section 3(c)(5)(C) of the Investment Company Act which excludes from the definition of investment company “[a]ny person who is not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates, and who is primarily engaged in one or more of the following businesses... (C) purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” The U.S. Securities and Exchange Commission (the “SEC”) generally requires that, for the exception provided by Section 3(c)(5)(C) to be available, at least 55% of an entity’s assets be comprised of mortgages and other liens on and interests in real estate, also known as “qualifying interests,” and at least another 25% of the entity’s assets must be comprised of additional qualifying interests or real estate-type interests (with no more than 20% of the entity’s assets comprised of miscellaneous assets). At the present time, we qualify for the exemption under this section and our current intention is to continue to focus on originating short term loans secured by first mortgages on real property. However, if, in the future, we do acquire non-real estate assets without the acquisition of substantial real estate assets, we may qualify as an “investment company” and be required to register as such under the Investment Company Act, which could have a material adverse effect on us.

If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and other matters.

Qualification for exclusion from the definition of an investment company under the Investment Company Act will limit our ability to make certain investments. In addition, complying with the tests for such exclusion could restrict the time at which we can acquire and sell assets.

Item 1A. Risk Factors

We are exposed to certain risk factors that may affect growth and financial results. The risks and uncertainties described below are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial may also impair our future business operations.

Risks Related to Our Business

Our loan origination activities, revenues and profits are limited by available funds. If we do not increase our working capital, we will not be able to grow our business.

As a real estate finance company, our revenue and net income is limited to interest paid or accrued on our loan portfolio. Our ability to originate real estate loans is limited by the funds at our disposal. At December 31, 2014, we had virtually no cash or cash equivalents available for loan originations and general operations and we had no available borrowing capacity under the existing Sterling Credit Line. In February 2015, we replaced the Sterling Credit Line with the Webster Credit Line, which provides us with additional cash resources to expand our loan portfolio. We will use the Webster Credit Line and proceeds from the repayment of loans outstanding to originate real estate loans. Nevertheless, if demand for our mortgage loans surpasses our available funds, we cannot assure you that we will be able to capitalize on such demand.

We operate in a highly competitive market and competition may limit our ability to originate loans with favorable interest rates.

We operate in a highly competitive market and we believe these conditions will persist for the foreseeable future as the financial services industry continues to consolidate, producing larger, better capitalized and more geographically diverse companies with broad product and service offerings. Thus, our profitability depends, in large part, on our ability to compete effectively. Our competition includes mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage banks, insurance companies, mutual funds, pension funds, private equity funds, hedge funds, institutional investors, investment banking firms, non-bank financial institutions, governmental bodies and other entities as well as family offices and high net worth individuals. We may also compete with companies that partner with and/or receive financing from the U.S. Government. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. In addition, larger and more established competitors may enjoy significant competitive advantages, including enhanced operating efficiencies, more extensive referral networks, greater and more favorable access to investment capital and more desirable lending opportunities. Several of these companies, including mortgage REITs, have recently raised or are expected to raise, significant amounts of capital, which enables them to make larger loans or a greater number of loans. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. Government for which we are not eligible. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of possible loan transactions or to offer more favorable financing terms than we would. Finally, as a REIT and because we operate in a manner so as to qualify for an exemption from the requirements of the Investment Company Act, we may face further restrictions to which some of our competitors may not be subject. As a result, we may find that our pool of potential borrowers available to us is limited. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.

We may further change our investment, leverage, financing and operating strategies, policies or procedures without shareholder consent, which may adversely affect the market value of our common shares and our ability to make distributions to shareholders.

We may amend or revise our policies, including our policies with respect to growth strategy, operations, indebtedness, capitalization, financing alternatives and underwriting criteria and guidelines, or approve transactions that deviate from our existing policies at any time, without a vote of, or notice to, our shareholders. For example, we may decide that in order to compete effectively, we should relax our underwriting guidelines and make riskier loans. This could result in us making lending decisions that are different in type from, and possibly riskier than, the investments that we have made in the past or currently contemplate to make in the future. Or we may decide to expand our business focus to other targeted asset classes, such as participation interests in mortgage loans, mezzanine loans and subordinate interests in mortgage loans. We could also decide to adopt investment strategies that include securitizing our portfolio, hedging transactions and swaps. We may even decide to broaden our business to include acquisitions of real estate assets, which we may or may not operate. Finally, as the market evolves, we may determine that the residential and commercial real estate markets do not offer the potential for attractive risk-adjusted returns for an investment strategy that is consistent with our intention to elect and qualify to be taxed as a REIT and to operate in a manner to remain exempt from registration under the Investment Company Act. If we believe it would be advisable for us to be a more active seller of loans and securities, we may determine that we should conduct such business through a taxable REIT subsidiary or that we should cease to maintain our REIT qualification. These changes may increase our exposure to interest rate risk, default risk, financing risk and real estate market fluctuations, which could adversely affect our business, operations and financial conditions as well as the price of our common shares and our ability to make distributions to our shareholders.

Management has broad authority to make lending decisions. If management fails to generate attractive risk-adjusted loans on a consistent basis, our revenue and income could be materially and adversely affected and the market price of a share of our common shares is likely to decrease.

Our board of directors (the “Board”) has given management broad authority to make decisions to originate loans. The only limitation imposed by the Board is that no single loan may exceed the lower of (i) 9.9% of our loan portfolio (without taking into account the loan under consideration) and (ii) $1.4 million. Within these broad guidelines, our chief executive officer has the absolute authority to make all lending decisions. Thus, management could authorize transactions that may be costly and/or risky, which could result in returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results. Further, management’s decisions may not fully reflect the best interests of our shareholders. The Board may periodically review our underwriting guidelines but will not, and will not be required to, review all of our proposed loans. In conducting periodic reviews, the Board will rely primarily on information provided to them by management.

Our chief executive officer and chief financial officer are each critical to our business and our future success may depend on our ability to retain them. In addition, as our business grows we will need to hire additional personnel.

Our future success depends to a significant extent on the continued efforts of our founder, president and chief executive officer, Assaf Ran, and our chief financial officer, Vanessa Kao. Mr. Ran generates most if not all of our loan applications, supervises all aspects of the underwriting and due diligence process in connection with each loan, structures each loan and has absolute authority (subject only to the maximum amount of the loan) as to whether or not to approve the loan. Ms. Kao services all loans in our portfolio. If Mr. Ran is unable to continue to serve as our chief executive officer on a full-time basis, we might not be able to generate sufficient loan applications and our business and operations would be adversely affected. In addition, in the future we may need to attract and retain qualified senior management and other key personnel, particularly individuals who are experienced in the real estate finance business and people with experience in managing a mortgage REIT. If we are unable to recruit and retain qualified personnel in the future, our ability to continue to operate and to grow our business will be impaired.

Terrorist attacks and other acts of violence or war may affect the real estate industry generally and our business, financial condition and results of operations.

Any future terrorist attacks, the anticipation of any such attacks, and the consequences of any military or other response by the United States and its allies may have an adverse impact on the U.S. financial markets and the economy in general. We cannot predict the severity of the effect that any such future events would have on the U.S. financial markets, including the real estate capital markets, the economy or our business. Any future terrorist attacks could adversely affect the credit quality of some of our loan portfolio. We may suffer losses as a result of the adverse impact of any future terrorist attacks and these losses may adversely impact our results of operations.

The enactment of the Terrorism Risk Insurance Act of 2002, or the TRIA, and the subsequent enactment of the Terrorism Risk Insurance Program Reauthorization Act of 2015, which extended TRIA through the end of 2020, requires insurers to make terrorism insurance available under their property and casualty insurance policies in order to receive federal compensation under TRIA for insured losses. However, this legislation does not regulate the pricing of such insurance. The absence of affordable insurance coverage may adversely affect the general real estate lending market, lending volume and the market's overall liquidity and may reduce the number of suitable financing opportunities available to us and the pace at which we are able to make loans. If property owners are unable to obtain affordable insurance coverage, the value of their properties could decline and in the event of an uninsured loss, we could lose all or a portion of our investment.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we may acquire and store sensitive data on our network, such as our proprietary business information and personally identifiable information of our prospective and current borrowers. The secure processing and maintenance of this information is critical to our business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers or damage our reputation, which could materially and adversely affect us.

Risks Related to Our Portfolio

If we overestimate the yields on our loans or incorrectly value the collateral securing the loan, we may experience losses.

Loan decisions are typically made based on the credit-worthiness of the borrower and the value of the collateral securing the loan. We cannot assure you that our assessments will always be accurate or the circumstances relating to a borrower or the collateral will not change during the loan term, which could lead to losses and write-offs. Losses and write-offs could materially and adversely affect our business, operations and financial condition and the market price of our securities.

Difficult conditions in the markets for mortgages and mortgage-related assets as well as the broader financial markets have resulted in a significant contraction in liquidity for mortgages and mortgage-related assets, which may adversely affect the value of the assets that we intend to originate.

Our results of operations will be materially affected by conditions in the markets for mortgages and mortgage-related assets as well as the broader financial markets and the economy generally. In recent years, significant adverse changes in financial market conditions have resulted in a decline in real estate values, jeopardizing the performance and viability of many real estate loans. As a result, many traditional mortgage lenders have suffered severe losses and several have even failed. This situation has negatively affected both the terms and availability of financing for small non-bank real estate finance companies. This could have an adverse impact on our financial condition, business and operations.

Short-term loans may involve a greater risk of loss than traditional mortgage loans.

Borrowers usually use the proceeds of a long-term mortgage loan or sale to repay a short-term loan. We may therefore depend on a borrower’s ability to obtain permanent financing or sell the property to repay our loan, which could depend on market conditions and other factors. Short-term loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of a default, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the interim loan. To the extent we suffer such losses with respect to our interim loans, the value of our company and the price of our shares of common shares may be adversely affected.

We may be subject to “lender liability” claims. Our financial condition could be materially and adversely impacted if we were to be found liable and required to pay damages.

In recent years, a number of judicial decisions have upheld the right of borrowers to sue lenders on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. We cannot assure prospective investors that such claims will not arise or that we will not be subject to significant liability if a claim of this type did arise.

An increase in the rate of prepayment of outstanding loans may have an adverse impact on the value of our portfolio as well as our revenue and income.

The value of our loan portfolio may be affected by prepayment rates and a significant increase in the rate of prepayments could have an adverse impact on our operating results, accordingly, prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment or other such risks. In periods of declining interest rates, prepayment rates on mortgage and other real estate-related loans generally increase. Proceeds of prepayments received during such periods are likely to be reinvested by us in new loans yielding less than the yields on the loans that were prepaid, resulting in lower revenues and possibly, lower profits. A portion of our loan portfolio requires prepayment fees if a loan is prepaid. However, there can be no assurance that these fees will make us whole for the detriment incurred by virtue of the prepayment.

The lack of liquidity in our portfolio may adversely affect our business.

The illiquidity of our loan portfolio may make it difficult for us to sell such assets if the need or desire arises. As a result, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the outstanding loan balance.

The geographic concentration of our loan portfolio may make our revenues and the values of the mortgages and real estate securing our portfolio vulnerable to adverse changes in economic conditions in the New York metropolitan area.

Under our current business model, we have one asset class — mortgage loans that we originate, service and manage — and we have no current plans to diversify. Moreover, most of our collateral is located in a limited geographic area. At December 31, 2014, except for one loan in the original principal amount of $30,000, all of our outstanding loans are secured by properties located in the New York metropolitan area. A lack of geographical diversification makes our mortgage portfolio more sensitive to local and regional economic conditions. A significant decline in the New York metropolitan area economy could result in a greater risk of default compared with the default rate for loans secured by properties in other geographic locations. This could result in a reduction of our revenues and provision for loan loss allowances which might not be as acute if our loan portfolio were more geographically diverse. Therefore, our loan portfolio is subject to greater risk than other real estate finance companies that have a more diversified asset base and broader geographic footprint. To the extent that our portfolio is concentrated in one region and/or one type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our assets within a short time period, which may reduce our net income and the value of our common shares and accordingly reduce our ability to make distributions to our shareholders.

A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could impair our investments and harm our operations.

A prolonged economic slowdown, a recession or declining real estate values could impair the performance of our assets and harm our financial condition and results of operations, increase our funding costs, limit our access to the capital markets or result in a decision by our lenders to limit, reduce or entirely eliminate our access to capital. Thus, we believe the risks associated with our business will be more severe during periods of economic slowdown or recession because these periods are likely to be accompanied by declining real estate values. Declining real estate values are likely to have one or more of the following adverse consequences:

•	reduce the level of new mortgage and other real estate-related loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase or investment in additional properties;
•	make it more difficult for existing borrowers to remain current on their payment obligations; and
•	significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan.

Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate new loans, which would materially and adversely affect our results of operations, financial condition, liquidity and business and our ability to make distributions to our shareholders.

We do not carry any loan loss reserves. If we are required to write-off all or a portion of any loan in our portfolio, our net income will be adversely impacted. Loan loss reserves are particularly difficult to estimate in a turbulent economic environment.

Based on our experience and our periodic evaluation of our loan portfolio, we have not deemed it necessary to create any loan loss reserves. Thus, a loss with respect to all or a portion of a loan in our portfolio will have an immediate and adverse impact on our net income. The valuation process of our loan portfolio requires us to make certain estimates and judgments, which are particularly difficult to determine during a period in which the availability of credit for real estate held for investment is limited and transactions involving real estate held for investment have decreased. These estimates and judgments are based on a number of factors, including projected cash flows from the collateral securing our mortgage loans, if any, loan structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for a refinancing and expected market discount rates for varying property types. If our estimates and judgments are not correct, our results of operations and financial condition could be severely impacted.

Our due diligence may not reveal all of a borrower's liabilities and may not reveal other weaknesses in its business.

Before making a loan to a borrower, we assess the strength and skills of the borrower’s management and other factors that we believe are material to the performance of the loan. In making the assessment and otherwise conducting customary due diligence, we rely on the resources available to us and, in some cases, services provided by third parties. This process is particularly important and subjective with respect to newly organized entities because there may be little or no information publicly available about the entities. There can be no assurance that our due diligence processes will uncover all relevant facts or that the borrower’s circumstances will not change after the loan is funded. In either case, this could adversely impact the performance of the loan and our operating results.

Our loans are typically made to entities to enable them to acquire, develop or renovate residential or commercial property, which may involve a greater risk of loss than loans to individual owners of residential real estate.

We make loans to corporations, partnerships and limited liability companies who are looking to purchase, renovate or improve residential or commercial real estate held for investment. More often than not, the property is under-utilized, poorly managed, or located in a recovering neighborhood. These loans have a higher degree of risk than loans to individual property owners with respect to their primary residence because of a variety of factors, including little or no cash flow. If the neighborhood in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the property’s management and/or the value of the property, the borrower may not receive a sufficient return on the property to satisfy the loan, and we bear the risk that we may not recover some or all of our principal. In addition, the borrower has less of an emotional attachment to the property, which makes it easier for it to default if the property fails to perform as expected. Finally, there are difficulties associated with collecting debts from entities that may be judgment proof. While we try to mitigate these risks in various ways, including by getting personal guarantees from the principals of the borrower, we cannot assure you that these lending and credit enhancement strategies will be successful.

Volatility of values of residential and commercial properties may adversely affect our loans and investments.

Residential and commercial property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, events such as natural disasters, including hurricanes and earthquakes, acts of war and/or terrorism and others that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investment; national, regional and local economic conditions, such as what we have experienced in recent years (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, construction cost, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs). In the event a property's net operating income decreases, a borrower may have difficulty repaying our loan, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses.

Our inability to promptly foreclose on defaulted loans could increase our costs and/or losses.

The performance of first mortgage loans may depend on the performance of the underlying real estate collateral. In particular, commercial mortgage loans are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower under a first mortgage loan to repay a loan secured by an income-producing property typically depends primarily on the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan is impaired and the borrower defaults, we may lose all or substantially all of our investment. If the property is not income producing, as is the case with most of our loans, the risks are even greater. While we have certain rights with respect to the real estate collateral underlying a first mortgage loan, and rights against the borrower and guarantor(s), in the event of a default there are a variety of factors that may inhibit our ability to enforce our rights to collect the loan, whether through a non-payment action against the borrower, a foreclosure proceeding against the underlying property or a collection or enforcement proceeding against the guarantor. These factors include, without limitation, state foreclosure timelines and deferrals associated therewith (including with respect to litigation); unauthorized occupants living in the property; federal, state or local legislative action or initiatives designed to provide residential property owners with assistance in avoiding foreclosures and that serve to delay the foreclosure process; government programs that require specific procedures to be followed to explore the refinancing of a residential mortgage loan prior to the commencement of a foreclosure proceeding; and continued declines in real estate values and sustained high levels of unemployment that increase the number of foreclosures and place additional pressure on the already overburdened judicial and administrative systems.

None of our loans are funded with interest reserves and our borrowers may be unable to pay the interest accruing on the loans when due, which could have a material adverse impact on our financial condition.

Our loans are not funded with an interest reserve. Thus, we rely on the borrowers to make interest payments as and when due from other sources of cash. Given the fact that most of the properties securing our loans are not income producing or even cash producing and most of the borrowers are entities with no assets other than the single property that is the subject of the loan, some of our borrowers have considerable difficulty servicing our loans and the risk of a non-payment of default is considerable. We depend on the borrower’s ability to refinance the loan at maturity or sell the property for repayment. If the borrower is unable to repay the loan, together with all the accrued interest, at maturity, our operating results and cash flows would be materially and adversely affected.

Foreclosure of a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. In addition, in the event of the bankruptcy of the borrower, we may not have full recourse to the assets of the borrower, or the assets of the borrower or the guarantor may not be sufficient to satisfy the debt.

Interest rate fluctuations could reduce our ability to generate income and may cause losses.

Our primary interest rate exposures relates to the yield on our loan portfolio and the financing cost of our debt. Our operating results depend, in part, on differences between the interest income generated by our loan portfolio net of credit losses and our financing costs. Thus, changes in interest rates will affect our revenue and net income in one or more of the following ways:

•	our operating expenses may increase;
•	our ability to originate loans may be adversely impacted;

•	to the extent we use our credit line or other forms of debt financing to originate loans, our borrowing costs would rise, reducing the “spread” between our cost of funds and the yield on our outstanding mortgage loans, which tend to be fixed rate obligations;
•	a rise in interest rates may discourage potential borrowers from refinancing existing loans or defer plans to renovate or improve their properties;
•	increase borrower default rates;
•	negatively impact property values making our existing loans riskier and new loans that we originate smaller;
•	rising interest rates could also result in reduced turnover of properties which may reduce the demand for new mortgage loans.

Liability relating to environmental matters may impact the value of properties that we may acquire or the properties underlying our investments.

Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of hazardous substances may adversely affect an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of a property underlying one of our debt instruments becomes liable for removal costs, the ability of the owner to make payments to us may be reduced, which in turn may adversely affect the value of the relevant mortgage asset held by us and our ability to make distributions to our shareholders. If we acquire any properties by foreclosure or otherwise, the presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs, thus harming our financial condition. The discovery of material environmental liabilities attached to such properties could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to shareholders.

Defaults on our loans may cause declines in revenues and net income.

Defaults by borrowers could result in one or more of the following adverse consequences:

•	a decrease in interest income, profitability and cash flow;
•	the establishment of or an increase in loan loss reserves;
•	write-offs and losses;
•	default under our credit facilities; and
•	an increase in legal and enforcement costs, as we seek to protect our rights and recover the amounts owed.

As a result, we will have less cash available for paying our other operating expenses and for making distributions to our shareholders. This would have a material adverse effect on the market price of our common shares.

Our revenues and the value of our portfolio may be negatively affected by casualty events occurring on properties securing our loans.

We require our borrowers to obtain, for our benefit, all risk property insurance covering the property and any improvements to the property collateralizing our loan in an amount intended to be sufficient to provide for the cost of replacement in the event of casualty. However, the amount of insurance coverage maintained for any property may not be sufficient to pay the full replacement cost following a casualty event. Furthermore, there are certain types of losses, such as those arising from earthquakes, floods, hurricanes and terrorist attacks, that may be uninsurable or that may not be economically feasible to insure. Changes in zoning, building codes and ordinances, environmental considerations and other factors may make it impossible for our borrowers to use insurance proceeds to replace damaged or destroyed improvements at a property. If any of these or similar events occur, the amount of coverage may not be sufficient to replace a damaged or destroyed property and/or to repay in full the amount due on loans collateralized by such property. As a result, our returns and the value of our investment may be reduced.

Borrower concentration could lead to significant losses, which could have a material adverse impact on our operating results and financial condition.

As of December 31, 2014, no borrower or affiliated borrower group has loans outstanding representing more than 10% of the total balance of our loan portfolio. However, if the concentration of loans to one borrower or affiliated borrower group exceeds 10% of our loan portfolio, a default by any one such borrower or one borrower in any such affiliated borrower group, which causes a default by the other borrowers in the group, would have a material adverse impact on our operating results, cash flow and financial condition.

Risks Related to Financing Transactions

Our existing credit line has numerous covenants with which we must comply. If we are unable to comply with these covenants, the outstanding amount of the loan could become due and payable and we may have to sell off a portion of our loan portfolio to pay off the debt.

We have a $14 million credit line with Webster that expires on February 27, 2018. The facility contains various covenants and restrictions that are typical for these kinds of credit facilities including maintenance of various financial ratios and limitations on the terms of loans we make to our customers. We are also required to comply with various financial and non-financial covenants. In addition, the Webster Credit Line provides that Webster in its discretion may change certain provisions of the credit line, such as the amount that they are willing to advance against our Eligible Mortgage Loans (as defined in the Webster Credit Line), which is currently 70%. If Webster was to unilaterally reduce this advance ratio it would reduce the amount which we could borrow under the Webster Credit Line. If we default and Webster accelerates the loan we would have to repay the debt immediately with our working capital (i.e., proceeds from loan repayments), sell a portion of our loan portfolio and use the proceeds to repay the debt or refinance with another lender. We cannot assure you that we would be able to replace the Webster Credit Line on similar terms or any terms. If we have to sell a portion of our loan portfolio, the amount we realize may be less than the face amount of the loans sold, resulting in a loss. If we sell a portion of our portfolio or use proceeds from loan repayments to pay the Webster debt, our opportunities to grow our business will be negatively impacted.

Short-term notes in the aggregate principal amount of $2.42 million will become due at various times over the next 12 months. We cannot assure you that we will be able to extend the maturities of those notes or refinance them.

As of December 31, 2014, we had eight short-term loans outstanding having an aggregate principal amount of approximately $2.42 million and bearing interest at rates ranging from 8% to 12%. These notes will become due at various times over the next 12 months. We will have to pay-off the notes, either with working capital or with proceeds from the Webster Credit Line. This could have an adverse impact on our operating results as it would reduce the amount available to us to make additional loans.

Restrictive covenants in our credit line may inhibit our ability to grow our business and increase revenues.

The Webster Credit Line imposes certain restrictions on us that may adversely impact our growth strategy. These restrictions, among other things:

•	limit our ability to make certain investments or acquisitions;

•	reduce liquidity below certain levels;

•	limit our ability to impact our flexibility to determine our operating policies and investment strategies; and

•	limit our ability to repurchase our common shares, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates.

If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We may also be subject to cross-default and acceleration rights and, with respect to collateralized debt, the posting of additional collateral and foreclosure rights upon default. Further, this could also make it difficult for us to satisfy the qualification requirements necessary to qualify or maintain REIT status. A default and resulting repayment acceleration could significantly reduce our liquidity, which could require us to sell our assets to repay amounts due and outstanding. This could also significantly harm our business, financial condition, results of operations and ability to make distributions, which could cause the value of our capital stock to decline. A default could also significantly limit our financing alternatives such that we would be unable to pursue our leverage strategy, which could adversely affect our returns.

Our use of leverage may adversely affect the return on our assets and may reduce cash available for distribution to our shareholders, as well as increase losses when economic conditions are unfavorable.

We do not have a formal policy limiting the amount of debt we incur and our governing documents contain no limitation on the amount of leverage we may use. We may significantly increase the amount of leverage we utilize at any time without approval of the Board. In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

•	our cash flow from operations may be insufficient to make required payments of principal of and interest on our outstanding indebtedness or we may fail to comply with all of the other covenants contained in the debt, which is likely to result in (i) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all, (ii) our inability to borrow unused amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements and/or (iii) the loss of some or all of our assets pledged or liened to secure our indebtedness to foreclosure or sale;

•	our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that yields will increase with higher financing costs;

•	we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, shareholder distributions or other purposes; and

•	we are not able to refinance debt that matures prior to the asset it was used to finance on favorable terms, or at all.

The Board may adopt leverage policies at any time without the consent of our shareholders, which could result in a portfolio with a different risk profile.

Risks Related to REIT Status and Investment Company Act Exemption

We have minimal experience managing a REIT or managing a portfolio of assets in the manner necessary to maintain an exemption under the Investment Company Act, which may hinder our ability to achieve our business objectives or result in the loss of our qualification as a REIT.

Until 2014, we operated as a regular C-corporation subject to federal income taxes. While we have been profitable in every year since we started our lending business, we cannot assure you that we will be able to continue to operate our business successfully once we must operate in conformity with REIT requirements. As a result, we are subject to all of the customary business risks and uncertainties associated with any new business, including the risk that we will not achieve our objectives and, as a result, the value of our common shares could decline substantially.

The rules and regulations applicable to REITs under the Code are highly technical and complex and the failure to comply with these rules and regulations in a timely manner could prevent us from qualifying as a REIT or could force us to pay unexpected taxes and penalties. None of our executive officers have any experience managing a portfolio of assets under these complex rules and regulations or operating a business in compliance with the numerous technical restrictions and limitations set forth in the Code applicable to REITs. In addition, we will be required to develop and implement or invest in substantial control systems and procedures in order for us to qualify and maintain our qualification as a public REIT. As a result, we cannot assure you that we will be able to successfully operate as a REIT or comply with rules and regulations applicable to REITs, which would substantially reduce our earnings and may reduce the market value of our common shares. In addition, in order to maintain our exemption from registration under the Investment Company Act, the assets in our portfolio will be subject to certain restrictions, which will limit our operations meaningfully. Neither of our executive officers has any experience managing a portfolio in the manner necessary to maintain our exemption from registration under the Investment Company Act, and no experience managing a public company under the constraints imposed by the Investment Company Act.

Our financial statements may be materially affected if our estimates prove to be inaccurate.

Financial statements prepared in accordance with U.S. GAAP require the use of estimates, judgments and assumptions that affect the reported amounts. Different estimates, judgments and assumptions reasonably could be used that would have a material effect on the financial statements, and changes in these estimates, judgments and assumptions are likely to occur from period to period in the future. Significant areas of accounting requiring the application of management’s judgment include, but are not limited to (1) assessing the adequacy of the allowance for loan losses and (2) determining the fair value of investment securities. These estimates, judgments and assumptions are inherently uncertain, and, if they prove to be wrong, then we face the risk that charges to income will be required. For example, currently, we do not carry any loan loss reserves. However, a decline in economic condition could negatively impact the credit quality of our loan portfolio and require us to establish loan loss reserves, which could have an adverse impact on our net income. In addition, because we have limited operating history as a REIT and limited experience in making these estimates, judgments and assumptions, the risk of future charges to income may be greater than if we had more experience in these areas. Any such charges could significantly harm our business, financial condition, results of operations and the price of our securities.

Complying with REIT requirements may hinder our ability to maximize profits, which would reduce the amount of cash available to be distributed to our shareholders. This could have a negative impact on the price of our shares.

In order to qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning among other things, the composition of our assets, our sources of income, the amounts we distribute to our shareholders and the ownership of our capital stock. Specifically, in order to qualify as a REIT, we must ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of such issuer. In addition, no more than 5% of the value of our assets can consist of the securities of any one issuer, other than a qualified REIT security. If we fail to comply with these requirements, we must dispose of the portion of our assets in excess of such amounts within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. In such event, we may be forced to sell non-qualifying assets at less than their fair market value. As a result of these requirements, our operating costs may increase to ensure compliance. For example, as a REIT, we may depend to a much greater extent than we currently do on communications and information systems. We may have to upgrade our existing systems in order to monitor a larger portfolio of loans, to track our revenue to make sure we do not inadvertently fail the revenue requirements for a REIT and to make sure that we distribute the requisite amount of our income to shareholders. In addition, we have to hire additional personnel to sustain a higher level of business and a larger portfolio. Thus, it is very likely that our operating expenses will increase and we cannot assure you that we will be able to sustain our profitability at our historical levels. In addition, we may also be required to make distributions to shareholders at times when we do not have funds readily available for distribution or are otherwise not optional for us. Accordingly, compliance with REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Our failure to qualify or remain qualified as a REIT would subject us to U.S. federal income tax and applicable state and local taxes, which would reduce the amount of cash available for distribution to our shareholders.

We intend to continue to operate in a manner that will enable us to qualify as a REIT for U.S. federal income tax purposes as long as we believe that it is in the best interest of our shareholders. We have not requested and do not intend to request a ruling from the Internal Revenue Service, or the IRS, that we qualify as a REIT. The U.S. federal income tax laws and the Treasury Regulations promulgated thereunder governing REITs are complex. In addition, judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited. To qualify as a REIT, we must meet, on an ongoing basis, various tests regarding the nature of our assets and our income, the ownership of our outstanding shares, and the amount of our distributions. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, new legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. Thus, while we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. These considerations also might restrict the types of assets that we can acquire in the future.

If we fail to qualify as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income, and distributions to our shareholders would not be deductible by us in determining our taxable income. In such a case, we might need to borrow money or sell assets in order to pay our taxes. Our payment of income tax would decrease the amount of our income available for distribution to our shareholders. Furthermore, if we fail to maintain our qualification as a REIT, we no longer would be required to distribute substantially all of our net taxable income to our shareholders. In addition, unless we were eligible for certain statutory relief provisions, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify.

REIT distribution requirements could adversely affect our ability to execute our business plan and may require us to incur debt or sell assets to make such distributions.

In order to qualify as a REIT, we must distribute to our shareholders, each calendar year, at least 90% of our REIT taxable income (including certain items of non-cash income), determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we are subject to U.S. federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. We intend to distribute our net income to our shareholders in a manner that will satisfy the REIT 90% distribution requirement and to avoid the 4% nondeductible excise tax.

Our taxable income may substantially exceed our net income as determined by U.S. GAAP and differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may be required to accrue interest and discount income on mortgage loans before we receive any payments of interest or principal on such assets. We may be required under the terms of the indebtedness that we incur, to use cash received from interest payments to make principal payment on that indebtedness, with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our shareholders.

As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, we may be required to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, (iv) make a taxable distribution of our shares as part of a distribution in which shareholders may elect to receive shares or (subject to a limit measured as a percentage of the total distribution) cash or (v) use cash reserves, in order to comply with the REIT distribution requirements and to avoid corporate income tax and the 4% nondeductible excise tax. Thus, compliance with the REIT distribution requirements may hinder our ability to grow, which could adversely affect the value of our common shares.

As a REIT, we may face tax liabilities that reduce our cash flow.

As a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, franchise, property and transfer taxes, including mortgage recording taxes. In addition, in order to meet the REIT qualification requirements, or to avoid the imposition of a 100% tax that applies to certain gains derived by a REIT from sales of inventory or property held primarily for sale to customers in the ordinary course of business, we may create “taxable REIT subsidiaries” to hold some of our assets. Any taxes paid by such subsidiary corporations would decrease the cash available for distribution to our shareholders.

Our qualification as a REIT may depend on the accuracy of legal opinions or advice rendered or given and the inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax.

In determining whether we will qualify as a REIT, we may rely on opinions or advice of counsel as to whether certain types of assets that we hold or acquire are deemed REIT real estate assets for purposes of the REIT asset tests and produce income which qualifies under the 75% REIT gross income test. The inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax.

We may choose to make distributions in shares of our capital stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive.

We may distribute taxable dividends that are payable in cash and/or common shares at the election of each shareholder. Shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income. As a result, shareholders may be required to pay income taxes with respect to such dividends in excess of the cash portion of the dividend. Accordingly, shareholders receiving a distribution of shares may be required to sell those shares or may be required to sell other assets they own at a time that may be disadvantageous in order to satisfy any tax imposed on the distribution they receive from us. If a shareholder sells the common shares that he or she receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our share at the time of the sale. Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in shares, by withholding or disposing of some of the common shares in the distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our shareholders determine to sell our common shares in order to pay taxes owed on dividends, such sale may put downward pressure on the trading price of our common shares.

Dividends payable by REITs do not qualify for the reduced tax rates on dividend income from regular corporations, which could adversely affect the value of our common shares.

Dividends payable by REITs are not eligible for the reduced rates generally applicable to dividends but are taxed at the same rate as ordinary income. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends. This could have an adverse impact on the market price of our common shares.

Liquidation of our assets may jeopardize our REIT qualification.

To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our assets to repay obligations to our lenders, we may be unable to comply with these requirements, thereby jeopardizing our qualification as a REIT. In addition, we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as inventory or property held primarily for sale to customers in the ordinary course of business.

The ownership restrictions set forth in our restated certificate of incorporation may not prevent five or fewer shareholders from owning 50% or more of our outstanding shares of capital stock causing us to lose our status as a REIT.

As of March 23, 2015, Assaf Ran, our chief executive officer, owned 41.3% of our outstanding common shares. There is no restriction on Mr. Ran’s ability to acquire additional common shares. In addition, our restated certificate of incorporation prohibits any other shareholder from acquiring more than 4% of our outstanding capital stock, by value or number of shares, whichever is more restrictive. Mr. Ran is not subject to the ownership restrictions set forth in our restated certificate of incorporation. Even if he does not acquire any additional shares we could have a situation where fewer than five shareholders own more than 50% of our outstanding shares. As a result, we would no longer qualify as a REIT and all our income would be taxable at the corporate level at the prevailing corporate tax rates and our shareholders would be further taxed on any distributions of our net after tax income.

The share ownership limits that apply to REITs, as prescribed by the Code and by our restated certificate of incorporation may inhibit market activity in our common shares and restrict our business combination opportunities.

In order for us to qualify as a REIT, not more than 50% in value of our outstanding common shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year, and at least 100 persons must beneficially own our stock during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. To help insure that we meet the tests, our restated certificate of incorporation restricts the acquisition and ownership of our capital stock. The ownership limitation is fixed at 4% of our outstanding shares of capital stock, by value or number of shares, whichever is more restrictive. Assaf Ran, our chief executive officer, is exempt from this restriction. As of March 23, 2015, Mr. Ran owned 41.3% of our outstanding common shares. In addition the Board may grant such an exemption to such limitations in its sole discretion, subject to such conditions, representations and undertakings as it may determine. These ownership limits could delay or prevent a transaction or a change in control of our company that might involve a premium price for shares of our common shares or otherwise be in the best interest of our shareholders.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans that would be treated as sales for U.S. federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held as inventory or primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to sell or securitize loans in a manner that was treated as a sale of the loans as inventory for U.S. federal income tax purposes. Although at the present time we have no plans to sell any of our loans, in the future we may need to sell all or a portion of our portfolio in order to raise funds, reduce our exposure to certain risks or for other reasons. In such event, in order to avoid the prohibited transactions tax, we may be required to structure the sales in ways that may be less beneficial than we would if we were not a REIT.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common shares.

At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be changed, possibly with retroactive effect. We cannot predict if or when any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective or whether any such law, regulation or interpretation may take effect retroactively. We and our shareholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.

We have not established a minimum distribution payment level and we may be unable to generate sufficient cash flows from our operations to make distributions to our shareholders at any time in the future.

As a REIT, we are required to distribute to our shareholders at least 90% of our taxable income each year. We intend to satisfy this requirement through quarterly distributions of at least 90% of our REIT taxable income in such year, subject to certain adjustments. We have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K. All distributions will be made at the discretion of the Board and will depend on various factors, including our earnings, our financial condition, our liquidity, our debt and preferred stock covenants, maintenance of our REIT qualification, applicable provisions of the New York Business Corporation Law (NYBCL), and other factors as the Board may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to pay distributions to our shareholders:

•	how we deploy the funds from the Webster Credit Line and the net proceeds from the repayment of loans outstanding;

•	our ability to make loans at favorable interest rates;

•	expenses that reduce our cash flow;

•	defaults in our asset portfolio or decreases in the value of our portfolio; and

•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

A change in any of these factors could affect our ability to make distributions. As a result, we cannot assure you that we will be able to make distributions to our shareholders at any time in the future or that the level of any distributions we do make to our shareholders will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect us.

In addition, distributions that we make to our shareholders will generally be taxable to our shareholders as ordinary income. However, a portion of our distributions may be designated by us as long-term capital gains to the extent that they are attributable to capital gain income recognized by us or may constitute a return of capital to the extent that they exceed our earnings and profits as determined for tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a shareholder’s investment in our shares of common shares.

We could be materially and adversely affected if we are deemed to be an investment company under the Investment Company Act.

We intend to conduct our business in a manner that will enable us to qualify for the exception from the Investment Company Act set forth in Section 3(c)(5)(C) of the Investment Company Act. The SEC generally requires that, for the exception provided by Section 3(c)(5)(C) to be available, at least 55% of an entity’s assets be comprised of mortgages and other liens on and interests in real estate, also known as “qualifying interests,” and at least another 25% of the entity’s assets must be comprised of additional qualifying interests or real estate-type interests (with no more than 20% of the entity’s assets comprised of miscellaneous assets). Any significant acquisition by us of non-real estate assets without the acquisition of substantial real estate assets could cause us to meet the definitions of an “investment company.” If we are deemed to be an investment company, we could be required to dispose of non-real estate assets or a portion thereof, potentially at a loss, in order to qualify for the 3(c)(5)(C) exception. We may also be required to register as an investment company if we are unable to dispose of the disqualifying assets, which could have a material adverse effect on us.

Registration under the Investment Company Act would require us to comply with a variety of substantive requirements that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	restrictions on leverage or senior securities;

•	restrictions on unsecured borrowings;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

If we were required to register as an investment company but failed to do so, we could be prohibited from engaging in our business, and criminal and civil actions could be brought against us.

Registration with the SEC as an investment company would be costly, would subject us to a host of complex regulations and would divert attention from the conduct of our business, which could materially and adversely affect us. In addition, if we purchase or sell any real estate assets to avoid becoming an investment company under the Investment Company Act, our net asset value, the amount of funds available for investment and our ability to pay distributions to our shareholders could be materially adversely affected.

Risks Related to Our Common Shares

Our management and other affiliates have significant control of our common shares and could significantly influence our actions in a manner that conflicts with our interests and the interests of other shareholders.

As of March 23, 2015, our executive officers and directors collectively beneficially owned approximately 44.45% of our outstanding common shares, assuming the exercise of options which are currently exercisable or will become exercisable within 60 days from the filing of this report, held by these shareholders. As a result, these shareholders, acting together, will be able to exercise significant influence over matters requiring approval by our shareholders, including the election of directors. Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our shareholders might otherwise receive a premium for their shares over then current market prices.

Our common shares have a limited trading market, which could limit your ability to resell your shares at or above your purchase price

Our common shares are listed on The NASDAQ Capital Market. Average daily trading volume in our common shares from January 2 through December 31, 2014 was approximately 38,000 shares in 2014 and approximately 50,400 shares for the first three months of 2015 through March 13, 2015. The lack of liquidity may make it more difficult for you to sell your common shares when you wish to do so. Even if an active trading market develops, the market price of our common shares may be highly volatile and could be subject to wide fluctuations and may fall below the offering price. As a result, our shareholders may find it difficult to dispose of our common shares and, as a result, may suffer a loss of all or a substantial portion of their investment.

The market prices of our common shares may be adversely affected by future events.

Market factors unrelated to our performance could also negatively impact the market price of our common shares. One of the factors that investors may consider in deciding whether to buy or sell our common shares is our distribution rate as a percentage of our share price relative to market interest rates. If market interest rates increase, prospective investors may demand a higher distribution rate or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and conditions in the capital markets can affect the market value of our common shares. For instance, if interest rates rise, it is likely that the market price of our common shares will decrease as market rates on interest-bearing securities increase. Other factors that could negatively affect the market price of our common shares include:

•	our actual or projected operating results, financial condition, cash flows and liquidity, or changes in business strategy or prospects;

•	actual or perceived conflicts of interest with individuals, including our executive officers;

•	equity issuances by us, or share resales by our shareholders, or the perception that such issuances or resales may occur;

•	actual or anticipated accounting problems;

•	changes in our earnings estimates or publication of research reports about us or the real estate industry;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions to or departures of our key personnel;

•	speculation in the press or investment community;

•	our failure to meet, or the lowering of, our earnings’ estimates or those of any securities analysts;

•	increases in market interest rates, which may lead investors to demand a higher distribution yield for our common shares, if we have begun to make distributions to our shareholders, and would result in increased interest expenses on our debt;

•	changes in the credit markets;

•	failure to maintain our REIT qualification or exemption from the Investment Company Act;

•	actions by our shareholders;

•	price and volume fluctuations in the stock market generally;

•	general market and economic conditions, including the current state of the credit and capital markets;

•	sales of large blocks of our common shares;

•	sales of our common shares by our executive officers, directors and significant shareholders; and

•	restatements of our financial results and/or material weaknesses in our internal controls.

The price of our common shares is volatile, and purchasers of our common shares could incur substantial losses.

Over the 52 week period ended March 23, 2015, the price of our common shares on NASDAQ has ranged from $1.80 to $4.44 per share. The stock markets in general and the markets for real estate related stocks trading in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common shares. In the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Any such litigation brought against us could result in substantial costs, which would hurt our financial condition and results of operations, divert management’s attention and resources.

Common shares eligible for future sale may have adverse effects on our share price.

As of December 31, 2014, we have outstanding options and warrants to purchase 87,000 common shares with exercise prices range from $1.01 to $2.92 per share. Upon issuance, the common shares underlying these options and warrants would be immediately saleable. We cannot predict the effect, if any, the exercise of these options or the future sale of the common shares issuable upon the exercise of these options would have on the market price of our common shares. The market price of our common shares may decline significantly when the restrictions on resale or lock up agreements by certain of our shareholders lapse. Sales of substantial amounts of common shares or the perception that such sales could occur may adversely affect the prevailing market price for our common shares.

Future offerings of debt or equity securities, which would rank senior to our common shares, may adversely affect the market price of our common shares.

If we decide to issue debt or equity securities in the future, which would rank senior to our common shares, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common shares and may result in dilution to owners of our common shares. We and, indirectly, our shareholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common shares will bear the risk of our future offerings reducing the market price of our common shares and diluting the value of their stock holdings in us.

Risks Related to Our Organization and Structure

Certain provisions of New York law could inhibit changes in control.

Various provisions of the New York Business Corporation Law (NYBCL) may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common shares with the opportunity to realize a premium over the then-prevailing market price of our common shares. For example, we are subject to the “business combination” provisions of the NYBCL that, subject to limitations, prohibit certain business combinations (including a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between us and an “interested shareholder” (defined generally as any person who beneficially owns 20% or more of our then outstanding voting capital stock or an affiliate thereof for five years after the most recent date on which the shareholder becomes an interested shareholder. After the five-year prohibition, any business combination between us and an interested shareholder generally must be recommended by the Board and approved by the affirmative vote of a majority of the votes entitled to be cast by holders of outstanding shares of our voting capital stock other than shares held by the interested shareholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested shareholder. These provisions do not apply if holders of our common shares receive a minimum price, as defined under New York law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested shareholder for its common shares. They also do not apply to business combinations that are approved or exempted by a board of directors prior to the time that the interested shareholder becomes an interested shareholder.

Our authorized but unissued common and preferred shares may prevent a change in our control.

Our restated certificate of incorporation authorizes us to issue additional authorized but unissued common or preferred shares. At December 31, 2014, we had 18,739,311 authorized but unissued common shares and 5,000,000 authorized but unissued preferred shares, all of which are available for issuance at the discretion of the Board. As a result, the Board may establish a series of common or preferred shares that could delay or prevent a transaction or a change in control that might involve a premium price for our common shares or otherwise be in the best interest of our shareholders.

Our rights and the rights of our shareholders to take action against our directors and officers are limited, which could limit your recourse in the event of actions not in your best interests.

Our restated certificate of incorporation limits the liability of our present and former directors to us and our shareholders for money damages to any breach of duty in such capacity, if a judgment or other final adjudication adverse to him establishes that his acts or omissions were in bad faith or involved intentional misconduct or a knowing violation of law or that he personally gained in fact a financial profit or other advantage to which he was not legally entitled or that his acts violated Section 719 of the NYBCL. Section 719 of the NYBCL limits directory liability to the following four instances:

•	declarations of dividends in violation of the NYBCL;
•	a purchase or redemption by a corporation of its own shares in violation of the NYBCL;
•	distributions of assets to shareholders following dissolution of the corporation without paying or providing for all known liabilities; and
•	making any loans to directors in violation of the BCL.

Our restated certificate of incorporation and bylaws authorizes us to indemnify our directors and officers for actions taken by them in those capacities to the maximum extent permitted by New York law. In addition, we may be obligated to pay or reimburse the defense costs incurred by our present and former directors and officers without requiring a preliminary determination of their ultimate entitlement to indemnification.

Our bylaws contain provisions that make removal of our directors difficult, which could make it difficult for our shareholders to effect changes to our management.

Our bylaws provide that, a director may be removed by either the board of directors or by shareholders for cause. Vacancies may be filled only by a majority of the remaining directors in office, even if less than a quorum, unless the vacancy occurred as a result of shareholder action, in which case the vacancy must be filled by a vote of shareholders at a special meeting of shareholders duly called for that purpose. These requirements make it more difficult to change our management by removing and replacing directors and may prevent a change in control of our company that is in the best interests of our shareholders.

Investors in the July 2014 public offering may be entitled to rescind their purchase and receive a refund of the original price.

On July 28, 2014, we distributed a final prospectus related to the offer and sale of 1,754,386 common shares. The final prospectus may have been distributed and the offering consummated without distributing a preliminary prospectus meeting the requirements of Section 10 of the Securities Act. As a result, the purchasers of our common shares in the July 2014 public offering may be entitled to rescind their purchase and receive a refund of the original purchase price in that public offering. In order to receive a refund, a purchaser is required to notify us in writing of the purchaser’s election to rescind the transaction by July 28, 2015 and, if the notice is accepted, return all common shares purchased in the July 2014 public offering along with dividends received on such shares. If we do not accept the rescission notice, the purchaser may bring a rescission action against us by such date to compel such action.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive and principal operating office is located in Great Neck, New York. We use this space for all of our operations. This space is occupied under a lease that expires August 31, 2016. The current monthly rent is $3,443, including electricity. We believe this facility is adequate to meet our requirements at our current level of business activity.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information

Our common shares are traded on the NASDAQ Capital Market under the symbol “LOAN”. The high and low sales prices for our common shares as reported by the NASDAQ Capital Market for the quarterly periods during 2014 and 2013 were as follows:

	High	Low
2013
First Quarter	$1.50	$1.02
Second Quarter	$1.74	$1.20
Third Quarter	$2.18	$1.42
Fourth Quarter	$2.30	$1.65
2014
First Quarter	$2.14	$1.58
Second Quarter	$3.39	$1.80
Third Quarter	$4.00	$2.35
Fourth Quarter	$4.10	$2.61

On March 18, 2015, the last reported sale price of our common shares on the NASDAQ Capital Market was $3.73 per share.

(b)	Holders

As of March 18, 2015, the number of record holders of our common shares was approximately 18 and the number of beneficial owners of our common shares was approximately 2,300. American Stock Transfer & Trust Company serves as transfer agent for our common shares.

(c)	Dividends

The holders of our common shares are entitled to receive dividends as may be declared by the Board. In 2013, the Board approved and declared four quarterly cash dividends of $.01 per common share, beginning with the second quarter of 2013 through the first quarter of 2014, for an aggregate annual dividend of $.04 per common share.

In February 2014, the Board approved and declared a quarterly cash dividend of $.02 per common share payable on each of May 20, 2014, August 20, 2014, November 20, 2014 and February 20, 2015. Subsequently, on June 9, 2014, the Board approved and declared a new quarterly cash dividend of $.07 per common share payable on each of July 15, 2014, October 15, 2014, January 15, 2015 and April 15, 2015, which replaced the three remaining unpaid quarterly dividends originally declared in February 2014.

In December 2014 and March 2015, the Board approved and declared a $.01 increase, from $.07 to $.08 per common share, in the quarterly cash dividends payable on January 15, 2015 and April 15, 2015, respectively.

In order to comply with certain REIT qualification requirements, we are required, before the end of any REIT taxable year in which we have accumulated earnings and profits attributable to a non-REIT year, to declare a dividend to our shareholders to distribute such accumulated earnings and profits (a “Purging Distribution”). As of January 1, 2015, we had no accumulated earnings and profits attributable to a non-REIT year. Accordingly, we are not required to make a Purging Distribution.

From and after the effective date of our REIT election, we intend to pay regular quarterly distributions to holders of our common shares in an amount not less than 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gains). U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. We intend to make distributions to our shareholders to comply with the REIT requirements of the Code.

Prior to the effective date of our REIT election, which will be January 1, 2014, we anticipate that our dividends will generally be treated as “qualified dividends.” Such dividends paid to U.S. shareholders that are individuals, trusts or estates will generally be taxable at the preferential income tax rates (i.e. , the maximum U.S. federal rate) for qualified dividends. In addition, subject to the limitations of the Code, corporate shareholders may be eligible for the dividends received deduction with respect to such dividends. Once we qualify and elect to be taxed as a REIT, we anticipate that our distributions generally will be taxable as ordinary income to our shareholders, although we may designate a portion of the distributions as qualified dividend income or capital gain or a portion of the distributions may constitute a return of capital. We will furnish annually to each of our shareholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, return of capital, qualified dividend income or capital gain.

Item 6. Selected Financial Data

We are a “smaller reporting company” as defined by Regulation S-K and as such, is not required to provide the information contained in this item pursuant to Regulation S-K.

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

Overview

We are a New York-based real estate finance company that specializes in originating, servicing and managing a portfolio of first mortgage loans. We offer short-term secured, non–banking loans (sometimes referred to as “hard money” loans) to real estate investors to fund their acquisition, renovation, rehabilitation or improvement of properties located in the New York metropolitan area. We intend to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes, beginning with our tax year ending December 31, 2014.

The properties securing the loans are generally classified as residential or commercial real estate and, typically, are not income producing. Each loan is secured by a first mortgage lien on real estate. In addition, each loan is also personally guaranteed by the principal(s) of the borrower, which may be collaterally secured by a pledge of the guarantor’s interest in the borrower.

The face amounts of the loans we originate historically have ranged from $14,000 to a maximum amount of $1.3 million. The Board recently established a policy limiting the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $1.4 million. Our loans have an initial term of one year and bear interest at a flat rate of 12% to 15% per year. In addition, we usually receive origination fees or “points” ranging from 1% to 3% of the original principal amount of the loan as well as other fees relating to underwriting and funding the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser) and in the case of construction financing, typically up to 80% of construction costs.

Since commencing this business in 2007, we have made over 342 loans, have never foreclosed on a property and none of our loans have ever gone into default although sometimes we have renewed or extended our loans to enable the borrower to avoid premature sale or refinancing of the property. When we renew or extend a loan we receive additional “points” and other fees.

At December 31, 2014, our loan portfolio included 86 loans with an aggregate loan amount of $27,383,490 of which $24,032,476 was outstanding. The difference, $3,351,014, represents unfunded commitments for future advances under construction loans and repayments of principal. The principal amounts of the loans range from $30,000 to $1.3 million.

Our primary business objective is to grow our loan portfolio while protecting and preserving capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term through dividends. We intend to achieve this objective by continuing to selectively originate loans and carefully manage our portfolio of first mortgage real estate loans in a manner designed to generate attractive risk-adjusted returns across a variety of market conditions and economic cycles. We believe that the demand for relatively small loans secured by residential and commercial real estate held for investment in the New York metropolitan market is significant and growing and that traditional lenders, including banks and other financial institutions, that usually address this market are unable to satisfy this demand. This demand/supply imbalance has created an opportunity for non-bank “hard money” real estate lenders like us to selectively originate high-quality first mortgage loans on attractive terms and that this condition should persist for a number of years. We have built our business on a foundation of intimate knowledge of the New York metropolitan area real estate market combined with a disciplined credit and due diligence culture that is designed to protect and preserve capital. We believe that our flexibility in terms of meeting the needs of borrowers without compromising our standards on credit risk, our expertise, our intimate knowledge of the New York metropolitan area real estate market and our focus on newly originated first mortgage loans, has defined our success until now and should enable us to continue to achieve our objectives.

A principal source of new transactions has been repeat business from prior customers and their referral of new business. We also receive leads for new business from banks, brokers and a limited amount of newspaper advertising and direct mail. Finally, our chief executive officer also spends a significant portion of his time on new business development. We rely on our own employees, independent legal counsel, and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions. Outside appraisers are used to assist us in evaluating the worth of collateral, when deemed necessary by management. We also use independent construction inspectors.

To date, we have not experienced any defaults and none of the loans previously made have been non-collectable, although no assurances can be given that existing or future loans may not go into default or prove to be non-collectible in the future.

In July 2014, we completed a public offering of 1,754,386 common shares. The gross proceeds from the offering were $5.0 million and the net proceeds were approximately $4.3 million, after deducting our underwriting discounts and commissions and offering expenses.

As a result of the July 2014 public offering, we satisfy all of the requirements to be taxed as a REIT and intend to elect REIT status beginning with our 2014 tax year. In order to maintain our qualification as a REIT and avoid any excise tax on our net taxable income, we are required to distribute each year at least 90% of our taxable income. If we distribute less than 100% of our taxable income (but more than 90%), the undistributed portion will be taxed at the regular corporate income tax rates. As a REIT, we may also be subject to federal excise taxes and minimum state taxes.

On February 27, 2015 we repaid and terminated the Sterling Credit Line, as described in “Liquidity and Capital Resources” below, and simultaneously entered into the Webster Credit Line pursuant to which we may borrow up to $14 million during the next three years. The Webster Credit Line provides for an interest rate of either LIBOR plus 4.75% or the base commercial lending rate of Webster plus 3.25%, as chosen by us for each drawdown, and expires on February 27, 2018. The credit line is secured by assignment of mortgages and other collateral and is guaranteed by Assaf Ran, our chief executive officer.

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

We recognize revenues in accordance with ASC 605, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery of the product has occurred or services have been rendered, (iii) the sales price charged is fixed or determinable, and (iv) collectability is reasonably assured.

Interest income from commercial loans is recognized, as earned, over the loan period.

Origination fee revenue on commercial loans is amortized over the term of the respective note.

We continually monitors events and changes in circumstances that could indicate that the carrying amounts of long lived assets, including intangible assets and goodwill, may not be recoverable. When such events or changes in circumstances occur, We assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted cash flows is less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

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

Results of operations

Years ended December 31, 2014 and 2013

Total revenue

Total revenue for the year ended December 31, 2014 was approximately $2,904,000 compared to approximately $2,260,000 for the year ended December 31, 2013, an increase of $644,000, or 28.5%. The increase in revenue represents an increase in lending operations. In 2014, approximately $2,401,000 of our revenue represents interest income on secured, real estate loans that we offer to small businesses compared to approximately $1,858,000 in 2013, and approximately $503,000 represents origination fees on such loans compared to approximately $402,000 in 2013. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the businesses.

Interest and amortization of debt service costs

Interest and amortization of debt service costs for the year ended December 31, 2014 were approximately $563,000 compared to approximately $443,000 for the year ended December 31, 2013, an increase of $120,000 or 27.1%. The increase in interest and amortization of debt service costs was primarily attributable to our use of the Sterling Credit Line (described in “Liquidity and Capital Resources” below). (See note 7 to the financial statements included elsewhere in this report.)

General and administrative expenses

General and administrative expenses for the year ended December 31, 2014 were approximately $877,000 compared to approximately $838,000 for the year ended December 31, 2013, an increase of $39,000 or 5%. The increase is primarily attributable to an excise tax in the amount of $14,000 on undistributed income in connection with becoming a REIT and increases in consulting fees and in customer relationship expenses, which were offset by decreases in travel expense and in board member fees.

Other income

Other income for the year ended December 31, 2014 was approximately $21,000 compared to approximately $28,000 for the year ended December 31, 2013. Other income represents the fees generated from the seller buy back options (See Note 5 to the financial statements included elsewhere in this report).

Write-down of investment in privately held company

Write-down of investment in privately held company was $0 and $35,000 for the years ended December 31, 2014 and 2013, respectively. In 2013, we wrote down the value of our investment due to the fact that the privately held company experienced delays in executing its business plan. (See Note 6 to the financial statements included elsewhere in this report).

Income before income tax expense

Income before provision for income tax for the year ended December 31, 2014 was approximately $1,482,000 compared to approximately $970,000 for the year ended December 31, 2013, an increase of $512,000 or 52.8%. This increase is primarily attributable to the increase in revenue, offset by the increase in interest expense.

Income tax expense

Income tax expense, including interest and penalties, for the year ended December 31, 2014 was approximately $28,000 compared to $387,000 for the year ended December 31, 2013. The income tax expense for the year ended December 31, 2014, represents the under accrual of the prior year's income tax expense.

We believe that we satisfy all of the requirements to be taxed as a REIT and intend to elect REIT status when we file our 2014 tax return, which we expect will be on or before September 15, 2015. As a REIT, we are entitled to claim deductions for distributions of taxable income to our shareholders thereby eliminating any corporate tax on such taxable income. Any taxable income not distributed to shareholders is subject to tax at the regular corporate tax rates and may also be subject to a 4% exercise tax to the extent it exceeds 10% of our total taxable income.

Liquidity and Capital Resources

At December 31, 2014, we had cash and cash equivalents of approximately $48,000 and working capital of approximately $8.8 million compared to cash and cash equivalents of approximately $1.0 million and working capital of approximately $4.7 million at December 31, 2013. The decrease in cash and cash equivalents primarily reflects an increase in lending operations. The increase in working capital is primarily attributable to the net proceeds from the public offering of approximately $4.3 million and the net income of approximately $1.5 million, offset by an increase in long-term loans receivable of approximately $897,000 and an increase in dividends paid to shareholders of approximately $725,000.

For the years ended December 31, 2014 and 2013, net cash provided by operating activities was approximately $1.3 million and $786,000, respectively. The increase in net cash provided by operating activities primarily results from increases in net income, in accounts payable and accrued expenses, and in deferred origination fees, offset by a decrease in income taxes payable and an increase in interest receivable on loans.

For the year ended December 31, 2014 net cash used in investing activities was approximately $9.2 million, compared to approximately $1.1 million for the year ended December 31, 2013. Net cash used in investing activities for the year ended December 31, 2014, consisted of the issuance of our short term real estate loans in the amount of approximately $22.6 million and the purchase of fixed assets of approximately of $19,000, offset by collection of our real estate loans in the amount of approximately $13.2 million and the proceeds from exercise of option of approximately $147,000 (See Note 5 to the financial statements included elsewhere in this report). Net cash used in investing activities for the year ended December 31, 2013, consisted of the issuance of our short term commercial loans in the amount of approximately $15.2 million, offset by collection of these loans in the amount of approximately $14.1 million.

For the year ended December 31, 2014 net cash provided by financing activities was approximately $7.0 million, compared to approximately $1.1 million for the year ended December 31, 2013. Net cash provided by financing activities for the year ended December 31, 2014 reflects draw downs on the Sterling Credit Line (described below) of approximately $2.4 million, the proceeds of four short term loans in the aggregate amount of approximately $1.2 million received by us, the net proceeds from the July 2014 Public Offering of approximately $4.3 million, and the proceeds from exercise of stock options of approximately $55,000, offset by the dividend payments of approximately $853,000 and the deferred financing costs on the establishment of Webster Credit Line in the amount of approximately $33,000. Net cash provided by financing activities for the year ended December 31, 2013 reflects the use of the Sterling Credit Line (described below) of $1.9 million, the proceeds of a short term loan of $160,000 received by us, and the proceeds from exercise of stock options of approximately $23,000, offset by the repayments of senior secured notes of $500,000 and one of our short term loans of $240,000, the purchase of treasury shares of approximately $99,000 and the dividend payments of approximately $128,000.

Until our initial public offering in 1999, our only source of funds was cash flow from operations, which funded both our working capital needs and capital expenditures. In May 1999 we completed our initial public offering in which we raised net proceeds of approximately $6.4 million.

On May 2, 2012, we entered into a one-year revolving Line of Credit Agreement with Sterling National Bank (“Sterling”) pursuant to which the Sterling agreed to advance up to $3.5 million (the “Sterling Credit Line”) against assignments of mortgages and other collateral. The Sterling Credit Line was conditioned on an unlimited personal guarantee from Assaf Ran, our CEO, and required the maintenance of certain non-financial covenants including limitations on the percentage of loans outstanding in excess of one year, loans made to affiliated groups and the extent of construction loans made by us. The interest rate on the Sterling Credit Line was 2% in excess of the Wall Street Journal prime rate (3.25% at December 31, 2014), but in no event less than 6%, per annum, on the money in use. At various points in time over the ensuing 30 months we entered into a number of amendments to the Sterling Credit Line to increase the amount available under the line and to extend the maturity date. At December 31, 2014, the total amount outstanding under the Sterling Credit Line was $7.7 million, representing 100% of the total amount available.

On February 27, 2015, we repaid and terminated the Sterling Credit Line and simultaneously entered into the Webster Credit Line. The Webster Credit Line provides for an interest rate equal to (i) LIBOR plus 4.75% or (ii) Webster’s base commercial lending rate plus 3.25%, as chosen by us for each drawdown, and expires on February 27, 2018. The credit line is secured by assignment of mortgages and other collateral and is guaranteed by Assaf Ran, our chief executive officer.

On July 31, 2014, we completed a public offering of 1,754,386 common shares. The gross proceeds from the offering were $5 million and the net proceeds were approximately $4.3 million, after deducting underwriting discounts and commissions and offering expenses payable.

With respect to the July 2014 public offering, the final prospectus may have been distributed and the offering consummated without distributing a preliminary prospectus meeting the requirements of Section 10 of the Securities Act although we believe that a previously distributed prospectus met those requirements. As a result, purchasers of common shares in the July 2014 public offering may be entitled to rescind their purchase and receive a refund of their original purchase price in that public offering. In order to receive a refund, a purchaser is required to notify us in writing of the purchaser’s election to rescind the transaction by July 28, 2015 and, if the notice is accepted, return all common shares purchased in the July 2014 Public Offering along with dividends received on such shares. If the rescission notice is not accepted by us, the purchaser may bring a rescission action against us by such date to compel such action. We intend to contest the purchasers’ right to rescission whether initiated by notice or legal action.

We anticipate that our current cash balances and the Webster Credit Line, as described above, together with our cash flows from operations will be sufficient to fund our operations for the next 12 months. However, we expect our working capital requirements to increase over the next 12 months as we continue to strive for growth.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.

Contractual Obligations

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Operating Lease Obligations (*)	$69,500	$41,400	$28,100	$—	$—

(*) Operating lease obligations include utilities payable to the landlord under the lease.

Recent Technical Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The objective of this guidance is to clarify the balance sheet presentation of an unrecognized tax benefit and to resolve the diversity in practice that had developed in the absence of any on-point GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. The ASU is effective for public entities for fiscal years beginning after December 15, 2013, and interim periods therein. The adoption of this guidance did not have a material impact on our consolidated financial statements.

 In January 2014, the FASB issued ASU 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (A Consensus of the FASB Emerging Issues Task Force).” The purpose of the update is to define an in substance repossession or foreclosure for purposes of determining whether or not an entity should derecognize a residential real estate collateralized consumer mortgage loan if the entity has foreclosed on the real estate. The ASU is effective for public entities for fiscal years beginning after December 15, 2014, and interim periods therein. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB and IASB jointly issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The intent of this guidance is to provide greater comparability for financial statement users by eliminating inconsistencies in current revenue recognition GAAP. Specifically, an entity should recognize revenue based on the transaction price, which is the amount of consideration the entity expects to be entitled to in exchange for transferring promised goods or services. A single principles-based, five-step revenue model must be applied to all contracts with customers. For public entities, the ASU is effective for annual and interim periods beginning after December 15, 2016. Early application is not permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force).” The ASU clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. No new disclosures are required under the ASU. The ASU is effective for all entities for reporting periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-14, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” The ASU address a practice issue related to the classification of certain foreclosed residential and nonresidential mortgage loans that are either fully or partially guaranteed under government programs. The ASU is effective for public entities for fiscal years beginning after December 15, 2014, and interim periods therein. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU eliminates the separate presentation of extraordinary items but does not change the requirement to disclose material items that are unusual or infrequent in nature.  The ASU is effective for fiscal years beginning after December 15, 2015, as well as interim periods within those fiscal years. The ASU may be applied retrospectively to all prior periods presented in the financial statements, and early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

 Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a “smaller reporting company” as defined by Regulation S-K and as such, is not required to provide the information contained in this item pursuant to Regulation S-K.

Item 8. Financial Statements

The consolidated financial statements required by this item are set forth beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

1.	Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

2.	Internal Control over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of our principal executive and principal financial officers and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting is supported by written policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our internal control system was designed to provide reasonable assurances to our management and the Board regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO in 1992 (the “1992 Framework”). The 1992 Framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014. In May 2013, COSO issued an update to the 1992 Framework.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

Effective November 1, 2014, Hoberman, Goldstein & Lesser, CPAs, P.C. (“HG&L”), our independent registered public accounting firm at the time, effectively resigned as our independent registered public accounting firm when the ownership interest in HG&L changed and formed a new successor entity named Hoberman & Lesser, LLP (“H&L”). As a result, H&L was engaged as our independent registered public accounting firm. Our Audit Committee was notified of the change and the effective resignation of HG&L and approved the engagement of H&L.

The reports of HG&L on our financial statements or the years ended December 31, 2013 and 2012 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audits of the years ended December 31, 2013 and 2012 and reviews of our financial statements through November 1, 2014, there were no disagreements with HG&L on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of HG&L, would have caused them to make reference thereto in their report on the financial statements for such years.

We have furnished to HG&L the statements made herein. Attached as Exhibit 16.1 to this Annual Report on Form 10-K is HG&L’s letter to the SEC, dated March 18, 2015 regarding these statements.

During the years ended December 31, 2013 and 2012 and through November 1, 2014, we have not consulted with H&L on any matter that (i) involved the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, in each case where a written report was provided or oral advice was provided that H&L concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Our executive officers and directors and their respective ages as of March 23, 2015 are as follows:

Name	Age	Position

Assaf Ran	49	Founder, Chairman of the Board, Chief Executive Officer, and President

Vanessa Kao	37	Chief Financial Officer, Vice President, Treasurer and Secretary

Michael Jackson (1)(2)	50	Director

Eran Goldshmit (1)	48	Director

Mark Alhadeff	51	Director

Lyron Bentovim(3)	45	Director

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

Set forth below is a brief description of the background and business experience of our executive officers and directors:

Assaf Ran, our founder, has been our Chief Executive Officer and President since our inception in 1989. Mr. Ran has 26 years of senior management experience leading public and private directories businesses. Mr. Ran started several yellow page businesses from the ground up and managed to make each one of them successful. Mr. Ran’s professional experience and background with us, as our director since March 1999, have given him the expertise needed to serve as one of our directors.

Vanessa Kao has been our chief financial officer, vice president, treasurer and secretary since rejoining us in June 2011. From July 2004 through April 2006 she served as our assistant chief financial officer. From April 2006 through December 2013, she was the chief financial officer of DAG Jewish Directories, Inc. Since January 2014, she has also served as the chief financial officer of Jewish Marketing Solutions, LLC. Ms. Kao holds a M.B.A. in Finance and MIS/E-Commerce from the University of Missouri and a Bachelor degree of Business Administration in Finance from the National Taipei University in Taiwan.

Michael J. Jackson has been a member of the Board since July 2000. Since April 2007, he has been the chief financial officer and the executive vice president of iCrossing, Inc., a digital marketing agency. From October 1999 to April 2007, he was the executive vice president and chief financial officer of AGENCY.COM, a global Internet professional services company. He served as the chief accounting officer of AGENCY.com from May 2000 and as its corporate controller from August 1999 until September 2001. From October 1994 until August 1999, Mr. Jackson was a manager at Arthur Andersen, LLP and Ernst and Young. Mr. Jackson also served on the New York State Society Auditing Standards and Procedures Committee from 1998 to 1999 and served on the New York State Society’s SEC Committee from 1999 to 2001. Mr. Jackson holds an M.B.A. in Finance from Hofstra University and is a certified public accountant. For the five years ending May 2008, Mr. Jackson was a member of the board of directors of Adstar, Inc. (OTC PINK: ADST). Mr. Jackson’s professional experience and background with other companies and with us have given him the expertise needed to serve as one of our directors.

Eran Goldshmit has been a member of the Board since March 1999. Mr. Goldshmit received certification as a financial consultant in February 1993 from the School for Investment Consultants, Tel Aviv, Israel, and a BA in business administration from the University of Humberside, England, in December 1998. From December 1998 until July 2001, Mr. Goldshmit was the general manager of the Carmiel Shopping Center in Carmiel, Israel. Since August 2001, he has been the president of the New York Diamond Center, New York, NY. Mr. Goldshmit’s professional experience and background with other companies and with us have given him the expertise needed to serve as one of our directors.

Mark Alhadeff has been a member of the Board since December 2005. He also served as the chief technology officer of DAG Interactive, Inc. Mr. Alhadeff is a co-founder of Ocean-7 Development, Inc., a technology corporation in the business of providing programming services as well as web development services and database solutions and has served as its president since its formation in 1996. Prior to founding Ocean-7, Mr. Alhadeff served as a consultant to various publishers, worked as an art director and was actively involved in creating and implementing the transition to digital production methodologies before they became common industry practice. Mr. Alhadeff is a Stony Brook University graduate. Mr. Alhadeff’s business experience and background with other companies and with us have given him the expertise needed to serve as one of our directors.

Lyron Bentovim has been a member of the Board since December 2008. Mr. Bentovim currently serves as COO/CFO of Top Image Systems (NASDAQ - TISA) , prior to this position Mr. Bentovim served as COO/CFO of NIThealth and COO/CFO and managing director at Cabrillo Advisors. From August 2009 until July 2012, Mr. Bentovim has served as the Chief Operating Officer and the Chief Financial Officer of Sunrise Telecom Inc, a leader in test and measurement solutions for telecom, wireless and cable networks. Prior to joining Sunrise Telecom Inc. since January 2002, Mr. Bentovim has been a Portfolio Manager for Skiritai Capital LLC, an investment advisor based in San Francisco. Mr. Bentovim has over 20 years of industry experience, including his experience as a member of the board of directors at RTW Inc., Ault Inc, Top Image Systems, Three-Five Systems Inc., Sunrise Telecom Incorporated, and Argonaut Technologies Inc. Prior to his position in Skiritai Capital LLC, Mr. Bentovim served as the President, COO, and co-founder of WebBrix Inc. Additionally; Mr. Bentovim spent time as a Senior Engagement Manager with strategy consultancies USWeb/CKS, the Mitchell Madison Group LLC and McKinsey & Company Inc. Mr. Bentovim has an MBA from Yale School of Management and a Law degree from the Hebrew  University. Mr. Bentovim's professional experience and background with other companies and with us have given him the expertise needed to serve as one of our directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent (10%) shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To the best of our knowledge, based solely on review of the copies of such forms furnished to us, or written representations that no other forms were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent (10%) shareholders were complied with during 2014.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions. This Code of Ethics is posted on our web site at www.manhattanbridgecapital.com.

Director Independence

The Board is comprised of Assaf Ran, Michael J. Jackson, Eran Goldshmit, Mark Alhadeff, and Lyron Bentovim.

The Board has determined, in accordance with NASDAQ’s Stock Market Rules, that: (i) Messrs. Jackson, Goldshmit and Bentovim (the “Independent Directors”) are independent and represent a majority of its members; (ii) Messrs. Jackson, Goldshmit and Bentovim, as the members of the Audit Committee, are independent for such purposes; and (iii) Messrs. Jackson and Goldshmit, as the members of the Compensation Committee, are independent for such purposes. In determining director independence, the Board applies the independence standards set by the NASDAQ. In its application of such standards the Board takes into consideration all transactions with Independent Directors and the impact of such transactions, if any, on any of the Independent Directors’ ability to continue to serve on the Board. To that end, for the fiscal year ended 2013, the Board considered the options awarded to the Independent Directors disclosed below and determined that those transactions were within the limits of the independence standards set by NASDAQ and did not impact their ability to continue to serve as Independent Directors.

Committees of the Board of Directors

We have three standing committees: an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee. Each committee is made up entirely of independent directors as defined under the NASDAQ Stock Market Rules. The members of the Audit Committee are Michael Jackson, who serves as chairman, Eran Goldshmit and Lyron Bentovim. The members of the Compensation Committee and the Corporate Governance and Nominating Committee are Michael Jackson and Eran Goldshmit. Current copies of each committee’s charter are available on our website at www.manhattanbridgecapital.com.

Audit Committee.   The Audit Committee oversees our accounting and financial reporting processes, internal systems of accounting and financial controls, relationships with auditors and audits of financial statements. Specifically, the Audit Committee’s responsibilities include the following:

•	selecting, hiring and terminating our independent auditors;

•	evaluating the qualifications, independence and performance of our independent auditors;

•	approving the audit and non-audit services to be performed by the independent auditors;

•	reviewing the design, implementation and adequacy and effectiveness of our internal controls and critical policies;

•	overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and other accounting matters;

•	with management and our independent auditors, reviewing any earnings announcements and other public announcements regarding our results of operations; and

•	preparing the report that the Securities and Exchange Commission requires in our annual proxy statement.

The members of the Audit Committee are Michael Jackson, who serves as chairman, Eran Goldschmidt and Lyron Bentovim. The Board has determined that Michael Jackson is qualified as an Audit Committee Financial Expert pursuant to Item 407(d)(5) of Regulation S-K. Each Audit Committee member is independent, as that term is defined in Section 10A(m)(3) of the Exchange Act and their relevant experience is more fully described above.

Compensation Committee.   The Compensation Committee assists the Board in determining the compensation of our officers and directors. Specific responsibilities include the following:

•	approving the compensation and benefits of our executive officers;

•	reviewing the performance objectives and actual performance of our officers; and

•	administering our stock option and other equity and incentive compensation plans.

The Compensation Committee is comprised entirely of directors who satisfy the standards of independence applicable to compensation committee members established under 162(m) of the Internal Revenue Code (the “Code”) and Section 16(b) of the Exchange Act.

Corporate Governance and Nominating Committee.   The Corporate Governance and Nominating Committee assists the Board by identifying and recommending individuals qualified to become members of the Board. Specific responsibilities include the following:

•	evaluating the composition, size and governance of the Board and its committees and making recommendations regarding future planning and the appointment of directors to our committees;

•	establishing a policy for considering shareholder nominees to the Board;

•	reviewing our corporate governance principles and making recommendations to the Board regarding possible changes; and

•	reviewing and monitoring compliance with our code of ethics and insider trading policy.

Shareholder Communications

The Board has established a process to receive communications from shareholders. Shareholders and other interested parties may contact any member (or all members) of the Board, or the non-management directors as a group, any Board committee or any chair of any such committee by mail or electronically. To communicate with the Board, any individual director or any group or committee of directors, correspondence should be addressed to the Board or any such individual director or group or committee of directors by either name or title. All such correspondence should be sent c/o Corporate Secretary at 60 Cutter Mill Road, Suite 205, Great Neck, NY 11021.

All communications received as set forth in the preceding paragraph will be opened by the Secretary for the sole purpose of determining whether the contents represent a message to our directors. Any contents that are not in the nature of advertising, promotions of a product or service, patently offensive material or matters deemed inappropriate for the Board will be forwarded promptly to the addressee. In the case of communications to the Board or any group or committee of directors, the Secretary will make sufficient copies of the contents to send to each director who is a member of the group or committee to which the envelope or e-mail is addressed.

Item 11. Executive Compensation

The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the years ended December 31, 2014 and 2013 by Assaf Ran, our chief executive officer (the ‘‘named executive officer’’) and sole executive officer whose salary during the last completed fiscal year exceeded $100,000.

Summary Compensation Table

Name and Principal		Salary	Bonus	Non Equity Incentive plan Compen- sation	All Other Compen- sation	Total
Position	Year	($)	($)	($)	($)(1)	($)
Assaf Ran	2014	$225,000	$35,000	$6,750	$6,750	$266,750
Chief Executive Officer and President	2013	$225,000	$65,000	$6,750	$6,750	$296,750

(1) Company’s matching contributions are made pursuant to a simple master IRA plan.

Employment Contracts

In March 1999, we entered into an employment agreement with Assaf Ran, our President and Chief Executive Officer pursuant to which: (i) Mr. Ran’s employment term renews automatically on June 30th of each year for successive one-year periods unless either party gives to the other written notice at least 180 days prior to June 30th of its intention to terminate the agreement; (ii) Mr. Ran receives an annual base salary of $225,000 and annual bonuses as determined by the Compensation Committee of the Board, in its sole and absolute discretion, and is eligible to participate in all executive benefit plans established and maintained by us; and (iii) Mr. Ran agreed to a one-year non-competition period following the termination of his employment. If the employment agreement is terminated by Mr. Ran for “good reason” (as defined in the employment agreement) he shall be paid (1) his base compensation up to the effective date of such termination; (2) his full share of any incentive compensation payable to him for the year in which the termination occurs; and (3) a lump sum payment equal to 100% of the average cash compensation paid to, or accrued for, him in the two calendar years immediately preceding the calendar year in which the termination occurs.

Restricted Stock Grant

On September 9, 2011, upon shareholders approval at the 2011 annual meeting of shareholders, we granted 1,000,000 restricted common shares (the “Restricted Shares”) to Mr. Ran, our chief executive officer. Under the terms of the restricted shares agreement (the “Restricted Shares Agreement”), Mr. Ran agreed to forfeit options held by him exercisable for an aggregate of 280,000 common shares with exercise prices above $1.21 per share and agreed not to exercise additional options held by him for an aggregate of 210,000 common shares with exercise prices below $1.21 per share (the “Remaining Options”). Until their expiration, Mr. Ran will be required to forfeit approximately 4.76 Restricted Shares for each common share issued upon any exercise of the Remaining Options. In addition, Mr. Ran may not sell, convey, transfer, pledge, encumber or otherwise dispose of the Restricted Shares until the earliest to occur of the following: (i) September 9, 2026, with respect to 1/3 of the Restricted Shares, September 9, 2027 with respect to an additional 1/3 of the Restricted Shares and September 9, 2028 with respect to the final 1/3 of the Restricted Shares; (ii) the date on which Mr. Ran’s employment is terminated by us for any reason other than for “Cause” (i.e., misconduct that is materially injurious to us monetarily or otherwise, including engaging in any conduct that constitutes a felony under federal, state or local law); or (iii) the date on which Mr. Ran’s employment is terminated on account of (A) his death; or (B) his disability, which, in the opinion of his personal physician and a physician selected by us prevents him from being employed with us on a full-time basis (each such date being referred to as a “Risk Termination Date”). If at any time prior to a Risk Termination Date Mr. Ran’s employment is terminated by us for Cause or by Mr. Ran voluntarily for any reason other than death or disability, Mr. Ran will forfeit that portion of the Restricted Shares which have not previously vested. Mr. Ran will have the power to vote the Restricted Shares and will be entitled to all dividends payable with respect to the Restricted Shares from the date the Restricted Shares are issued.

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

The grant of Restricted Shares was exempt from registration pursuant to Section 4(2) of the Securities Act. The stock certificates for the Restricted Shares were imprinted with restrictive legends and are held in escrow until vesting occurs.

Termination and Change of Control Arrangement

In the event of termination, Mr. Ran does not receive any severance and any non-vested options are automatically forfeited. If at any time prior to a Risk Termination Date Mr. Ran’s employment is terminated by us for cause or by Mr. Ran voluntarily for any reason other than death or disability, Mr. Ran will forfeit that portion of the Restricted Shares which have not previously vested. If Mr. Ran is terminated for any reason other than for cause, the Restricted Shares become immediately transferable.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards by the named executive officer as of December 31, 2014.

Name	Year	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Assaf Ran Chief Executive Officer and President	2011	1,000,000	4,030,000	(1)(2)

(1)	Calculated based on the closing market price of $4.03 at the end of the last completed fiscal year on December 31, 2014.

(2)	Mr. Ran may not sell, convey, transfer, pledge, encumber or otherwise dispose of the Restricted Shares until the earliest to occur of the following: (i) September 9, 2026, with respect to 1/3 of the Restricted Shares, September 9, 2027 with respect to an additional 1/3 of the Restricted Shares and September 9, 2028 with respect to the final 1/3 of the Restricted Shares; (ii) the date on which Mr. Ran’s employment is terminated by us for any reason other than for “Cause;” or (iii) on a Risk Termination Date. If at any time prior to a Risk Termination Date Mr. Ran’s employment is terminated by us for Cause or Mr. Ran voluntarily terminates his employment for any reason other than death or disability, Mr. Ran will forfeit that portion of the Restricted Shares which have not previously vested.

Compensation of Directors

Each non-employee director is granted, upon first being elected as a member of the Board and each time they are re-elected, five-year options to purchase 7,000 common shares at an exercise price equal to the fair market value of a common share on the date of grant. Each also receives cash compensation of $600 per Board meeting attended and $300 for any other committee participation. Assaf Ran and Mark Alhadeff do not receive compensation in connection with their positions on the Board.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
(a)
Michael Jackson (2)	$3,000	$5,034	$8,034
* Phillip Michals	$1,500	—	$1,500
Eran Goldshmit (2)	$3,000	$5,034	$8,034
Mark Alhadeff	—	—	—
Lyron Bentovim (3)	$2,100	$5,034	$7,134

* Resigned from his position as a Board member effective on April 2, 2014.

(1)	Represents stock option awards to purchase 7,000 common shares. Valuation is based on ASC Topic 718. The assumptions underlying valuation of equity awards are set forth in note 11 to our audited financial statements included elsewhere in this Annual Report on Form 10-K.

(2)	At December 31, 2014, each of each of Messrs. Jackson and Goldshmit held stock options to purchase an aggregate of 35,000 common shares at exercise prices ranging from $1.02 to $2.92 per share.

(3)	At December 31, 2014, Mr. Bentovim held stock options to purchase 7,000 common shares at an exercise price of $2.92 per share.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table, together with the accompanying footnotes, sets forth information, as of March 23, 2015, regarding the beneficial ownership of our common shares by all persons known by us to beneficially own more than 5% of our outstanding common shares, each named executive officer, each director, and all of our directors and officers as a group:

Name of Beneficial Owner (1)	Title of Class	Amount of Beneficial Ownership (2)	Percentage of Class

Executive Officers and Directors
Assaf Ran (3)	Common	2,511,000	41.24%
Michael Jackson (4)	Common	49,000	*
Eran Goldshmit (4)	Common	42,000	*
Mark Alhadeff	Common	60,000	*
Lyron Bentovim (5)	Common	74,845	1.23%
All officers and directors as a group (6 persons) (6)	Common	2,740,845	44.45%

*  Less than 1%

(1)	Unless otherwise provided, the address of each of the individuals above is c/o Manhattan Bridge Capital, Inc., 60 Cutter Mill Road, Suite 205, Great Neck, New York 11021.

(2)	A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from March 23, 2015 upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from March 23, 2015 have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on 6,089,089 shares outstanding on March 23, 2015.

(3)	Includes 1,000,000 Restricted Shares granted to Mr. Ran on September 9, 2011, which was approved by shareholders at our 2011 annual meeting of shareholders. Mr. Ran may not sell, convey, transfer, pledge, encumber or otherwise dispose of the Restricted Shares until the earliest to occur of the following: (i) September 9, 2026, with respect to 1/3 of the Restricted Shares, September 9, 2027 with respect to an additional 1/3 of the Restricted Shares and September 9, 2028 with respect to the final 1/3 of the Restricted Shares; (ii) the date on which Mr. Ran’s employment is terminated by us for any reason other than for “Cause;” or (iii) on a Risk Termination Date. If at any time prior to a Risk Termination Date Mr. Ran’s employment is terminated by us for Cause or Mr. Ran voluntarily terminates his employment for any reason other than death or disability, Mr. Ran will forfeit that portion of the Restricted Shares which have not previously vested.

(4)	Includes an aggregate of 35,000 shares underlying options at exercise prices ranging from $1.02 to $2.92 per share.

(5)	Includes 7,000 shares underlying options at an exercise price of $2.92 per share.

(6)	Includes an aggregate of 77,000 shares underlying options beneficially owned by officers and directors as a group.

Equity Compensation Plan Information

On June 23, 2009 we adopted the 2009 Stock Option Plan (the “Plan”) which replaced the 1999 Stock Option Plan as amended (the “Prior Plan”), which expired in May of 2009. All options granted under the Prior Plan were expired, exercised or cancelled.

The following table summarizes the options granted under the Plan as of December 31, 2014. The shares covered by outstanding options are subject to adjustment for changes in capitalization, stock splits, stock dividends and similar events.

	Equity Compensation Plan Table
	Number of securities(1) to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities(1) remaining available for future issuance under equity compensation plans
Equity Compensation Plans Approved By Security Holders
Grants under the Company’s 2009 Stock Option Plan	82,000	$1.68	241,000
Equity Compensation Plans Not Requiring Approval By Security Holders
Aggregate Individual Option Grants	5,000	$2.30	N/A
Total	87,000	$1.72	241,000

(1) Reflects common shares.

The Aggregate Individual Option Grants referred to in the table above include 5-year warrants exercisable for 5,000 common shares at an exercise price of $2.30 per share beginning on June 25, 2010.

The purpose of the Plan is to align the interests of our officers, other key employees, consultants and non-employee directors and those of our subsidiaries, if any, with those of our shareholders to afford an incentive to such officers, employees, consultants and directors to continue as such, to increase their efforts on our behalf and to promote the success of our business. The availability of additional shares will enhance our ability to achieve these goals and to attract qualified employees. The basis of participation in the Plan is upon discretionary grants of awards by the board of directors.

The Plan is administered by the Compensation Committee of the board of directors. The maximum number of common shares reserved for the grant of awards under the Plan was originally 200,000 but has since been increased to 400,000, subject to adjustment as provided in Section 9 of the Plan. As of December 31, 2014, approximately six persons were eligible to participate in the Plan, consisting of two executive officers and four directors (of whom three are non-affiliated directors). The Board has resolved not to grant any options to Mr. Ran until all of the Restricted Shares have vested.

Amendment and Termination of the Plan

The Board may at any time, and from time to time, suspend or terminate the Plan in whole or in part or amend it from time to time.

Exercise Price

The exercise price of an option granted under the Plan may be no less than the fair market value of a common share on the date of grant, unless, with respect to nonqualified stock options that are not intended as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended from time to time, otherwise determined by the Compensation Committee. However, incentive stock options granted to a ten percent shareholder must be priced at no less than 110% of the fair market value of our common shares on the date of grant and their term may not exceed five years. All options granted under the Plan are for a term of no longer than ten years unless otherwise determined by the Compensation Committee. The Compensation Committee also determines the exercise schedule of each option grant.

Federal Income Tax Consequences

The following is a brief summary of the effect of federal income taxation upon the recipients and us with respect to the shares under the Plan and does not purport to be complete.

Non-qualified Stock Options.   The grant of non-qualified stock options will have no immediate tax consequences to us or the grantee. The exercise of a non-qualified stock option will require a grantee to include in his gross income the amount by which the fair market value of the acquired shares on the exercise date (or the date on which any substantial risk of forfeiture lapses) exceeds the option price. Upon a subsequent sale or taxable exchange of the shares acquired upon exercise of a non-qualified stock option, a grantee will recognize long or short-term capital gain or loss equal to the difference between the amount realized on the sale and the tax basis of such shares. We will be entitled (provided applicable withholding requirements are met) to a deduction for Federal income tax purposes at the same time and in the same amount as the grantee is in receipt of income in connection with the exercise of a non-qualified stock option.

Incentive Stock Options.   The grant of an incentive stock option will have no immediate tax consequences to us or our employee. If the employee exercises an incentive stock option and does not dispose of the acquired shares within two years after the grant of the incentive stock option nor within one year after the date of the transfer of such shares to him (a “disqualifying disposition”), he will realize no compensation income and any gain or loss that he realizes on a subsequent disposition of such shares will be treated as a long-term capital gain or loss. For purposes of calculating the employee's alternative minimum taxable income, however, the option will be taxed as if it were a non-qualified stock option.

Item 13. Certain Relationships and Related Transactions and Director Independence

In September 2013, we borrowed $160,000 from the parent of a member of the Board who has since resigned from the Board. The loan is evidenced by a non-recourse promissory note bearing interest at the rate of 10% per annum and having a maturity date of September 1, 2015. Interest expense on this loan amounted to $16,000 and $4,978, respectively, for years ended December 31, 2014 and 2013.

In 2013, Mr. Ran made five separate loans to us in amounts ranging from $50,000 to $100,000, bearing interest at the rate of 6% per annum. All of these loans were repaid by us as of December 31, 2013. The aggregate interest expense for these loans was $1,124.

In 2014, Mr. Ran made seven separate loans to us in amounts ranging from $50,000 to $250,000, bearing interest at the rate of 6% per annum. At December 31, 2014, the outstanding balance of such loans is $50,000. The aggregate interest expense for these loans was $5,867.

In January 2015, Mr. Ran made three separate loans to us in the aggregate amount of $1,050,000, at an interest rate of 6% per annum. All the loans from Mr. Ran were repaid in full on February 27, 2015. The aggregate interest expense for these loans was $8,817.

In February 2015, we received a short-term loan in the amount of $175,000 from a parent of a former member of the Board bearing interest at the rate of 10% per annum.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed by Hoberman, Goldstein & Lesser, P.C (“HG&L”), our former principal accounting firm for the fiscal years ended December 31, 2014 and 2013 are set for the below. We did not incur any fees from Hoberman & Lesser, LLP (“H&L”), successor to HG&L and our principal accounting firm during fiscal years ended December 31, 2014 and 2013.

(a) Audit Fees

2014

The aggregate fees incurred during 2014 were $59,000, covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2014, all of which were paid to HG&L

2013

The aggregate fees incurred during 2013 were $57,500, covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2013, all of which were paid to HG&L.

(b)        Audit-Related Fees

There were no audit-related fees billed by our principal accountant during 2014 or 2013.

(c)        Tax Fees

Tax fees of $3,000 were billed by HG&L in 2014 for preparing the 2013 tax return.

Tax fees of $3,000 were billed by HG&L in 2013 for preparing the 2012 tax return.

(d)         All Other Fees

No other fees, beyond those disclosed in this Item 14, were billed during 2014 or 2013 except that, in 2014, we were billed $29,700 by HG&L for services rendered in connection with our Registration Statement on Form S-11 for our public offering in July 2014.

Audit Committee Pre-Approval, Policies and Procedures

Our Audit Committee approved the engagement with H&L. In addition, the Audit Committee approved tax services (as described above) provided by our independent auditors. These services were pre-approved by our Audit Committee to assure that such services do not impair the auditor’s independence from us.

The percentage of hours expended on audit by persons other than our principal accountant’s full time, permanent employees, did not exceed 50%.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements - See Index to Financial Statements on page F-1.

2. Financial Statement Schedules – See (c) below.

3. Exhibits – See (b) below.

(b)	Certain of the following exhibits were filed as Exhibits to the registration statement on form SB-2, Registration No. 333-74203 and amendments thereto (the "Registration Statement") filed by the Registrant under the Securities Act, or the reports filed under the Exchange Act, and are hereby incorporated by reference.

Exhibit No.	Description

3.1(a)	Restated Certificate of Incorporation filed with the Secretary of State of New York in July 2014 (12)
3.2	Amended and Restated Bylaws effective in May 2014 (12)
4.1	Specimen Stock Certificate (2)
4.2	Form of Underwriter’s Warrant (1)
10.1**	Employment Agreement dated March 1, 1999 by and between Assaf Ran and the Company (1)
10.2	Web Site Company Formation, Development and Services Agreement dated December 5, 2005 by and between Manhattan Bridge Capital, Inc. and Ocean-7 Development, Inc. (3)
10.3	Lease Agreement by and between the Company and Majestic Neck Corp. for the premises located at 60 Cutter Mill Road, Great Neck, New York 11021. (4)
10.4*	Form of the Company’s 2009 Stock Option Plan, as amended (7)

Exhibit No.	Description
10.5	Line of Credit Agreement, dated May 2, 2012, between the Company and Sterling National Bank (8)
10.6	Amendment Agreement, dated January 31, 2013, between the Company, Assaf Ran and Sterling National Bank (9)
10.7	Extension of the Line of Credit Agreement, dated as of May 1, 2013, between the Company and Sterling National Bank (10)
10.8	Extension of the Line of Credit Agreement, dated as of July 1, 2013, between the Company and Sterling National Bank (10)
10.9	Second Amendment Agreement, dated December 13, 2013, between the Registrant, Assaf Ran and Sterling National Bank (11)
10.10	Third Note Extension Agreement, dated as of June 24, 2014, between the Registrant, Assaf Ran and Sterling National Bank (13)
10.11	Third Amendment Agreement, dated July 15, 2014, between Registrant, Assaf Ran and Sterling National Bank (14)
10.12	Balloon Note, dated July 14, 2014, in the original principal amount of $200,000 made by the Registrant in favor of Assaf Ran(14)
10.13	Balloon Note, dated July 14, 2014, in the original principal amount of $200,000 made by the Registrant in favor of Assaf Ran(14)
10.14	Fourth Note Extension Agreement, dated October 29, 2014, between the Registrant, Assaf Ran and Sterling National Bank. (15)
10.15	Fifth Note Extension Agreement, entered into as of December 13, 2014, among the Registrant, Assaf Ran and Sterling National Bank. (16)
16.1	Letter, dated March 18, 2015 from Hoberman, Goldstein & Lesser, P.C, to the Securities and Exchange Commission, regarding change in certifying accountant of the Company (*€)
23.1	Consent of Hoberman & Lesser, LLP, dated March 18, 2015 (*€)
23.2	Consent of Hoberman, Goldstein & Lesser, P.C, dated March 18, 2015 (*€)
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act (*€)
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act (*€)
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Schema Document
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

** Compensation plan or arrangement for current or former executive officers and directors.

*€ Filed herewith.

(1)	Previously filed as exhibit to Form SB-2 on March 10, 1999 and incorporated herein by reference.

(2)	Previously filed as exhibit to Form SB-2/A on April 23, 1999 and incorporated herein by reference.
(3)	Previously filed as exhibit to Form 8-K on December 12, 2005 and incorporated herein by reference.
(4)	Previously filed as exhibit to Form 8-K on June 13, 2011 and incorporated herein by reference.
(5)	Intentionally Omitted.
(6)	Intentionally Omitted.
(7)	Previously filed as Appendix A to Schedule 14A on August 5, 2011 and incorporated herein by reference.
(8)	Previously filed as exhibit to Form 8-K on May 7, 2012 and incorporated herein by reference.
(9)	Previously filed as exhibit to Form 8-K on February 19, 2013 and incorporated herein by reference.
(10)	Previously filed as exhibit to Form 10-Q for the period ended June 30, 2013 and incorporated herein by reference.
(11)	Previously filed as exhibit to Form 8-K on December 16, 2013 and incorporated herein by reference.
(12)	Previously filed as exhibit to Form 10-Q for the period ended June 30, 2014 and incorporated herein by reference.
(13)	Previously filed as exhibit to Form 8-K on June 26, 2014 and incorporated herein by reference.
(14)	Previously filed as exhibit to Amendment #2 to the Registration Statement on Form S-11 on July 22, 2014 and incorporated herein by reference.
(15)	Previously filed as exhibit to Form 10-Q for the period ended September 30, 2014 and incorporated herein by reference.
(16)	Previously filed as exhibit to Form 8-K on December 12, 2014 and incorporated herein by reference.
(c)	No financial statement schedules are included because the information is either provided in the financial statements or is not required under the related instructions or is inapplicable and such schedules therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Manhattan Bridge Capital, Inc.

By:	/s/ Assaf Ran
Assaf Ran, President, Chief Executive Officer and Chairman of the Board of Directors

Date: March 23, 2015

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 23, 2015:

Signature	Date	Title

/s/ Assaf Ran	March 23, 2015	President, Chief Executive Officer
Assaf Ran		and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Vanessa Kao	March 23, 2015	Chief Financial Officer (Principal
Vanessa Kao		Financial and Accounting Officer)

/s/ Eran Goldshmit	March 23, 2015	Director
Eran Goldshmit

/s/ Michael Jackson	March 23, 2015	Director
Michael Jackson

/s/ Mark Alhadeff	March 23, 2015	Director
Mark Alhadeff

/s/ Lyron Bentovim	March 23, 2015	Director
Lyron Bentovim

MANHATTAN BRIDGE CAPITAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Manhattan Bridge Capital, Inc.

We have audited the accompanying consolidated balance sheet of Manhattan Bridge Capital, Inc. and Subsidiaries as of December 31, 2014, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. Manhattan Bridge Capital, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Manhattan Bridge Capital, Inc. and Subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Hoberman & Lesser, CPA’s, LLP

New York, New York

March 18, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Manhattan Bridge Capital, Inc.

We have audited the accompanying consolidated balance sheet of Manhattan Bridge Capital, Inc. and Subsidiaries as of December 31, 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. Manhattan Bridge Capital, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Manhattan Bridge Capital, Inc. and Subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Hoberman, Goldstein & Lesser, CPA’s, P.C.

New York, New York

March 21, 2014

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and 2013

Assets	2014	2013
Current assets:
Cash and cash equivalents	$47,676	$1,021,023
Short term loans receivable	19,138,426	10,697,950
Interest receivable on loans	213,766	171,483
Other current assets	26,995	18,540
Total current assets	19,426,863	11,908,996

Investment in real estate	---	146,821
Long term loans receivable	4,894,050	3,997,000
Property and equipment, net	19,088	---
Security deposit	6,816	6,637
Investment in privately held company	65,000	65,000
Deferred financing costs	32,500	---
Total assets	$24,444,317	$16,124,454

Liabilities and Stockholders’ Equity
Current liabilities:
Short term loans	$2,469,465	$1,319,465
Line of credit	7,700,000	5,350,000
Accounts payable and accrued expenses	163,622	57,066
Deferred origination fees	244,776	132,017
Income taxes payable	---	373,219
Total liabilities, all current	10,577,863	7,231,767
Commitments and contingencies
Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; no shares issued	---	---
Common shares - $.001 par value; 25,000,000 authorized; 6,260,689 and 4,433,190 issued; 6,083,689 and 4,256,190 outstanding	6,260	4,433
Additional paid-in capital	14,116,183	9,745,249
Treasury stock, at cost – 177,000	(369,335)	(369,335)
Retained earnings (Accumulated deficit)	113,346	(487,660)
Total stockholders’ equity	13,866,454	8,892,687
Total liabilities and stockholders’ equity	$24,444,317	$16,124,454

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED December 31, 2014 and 2013

	2014	2013
Interest income from loans	$2,401,150	$1,858,033
Origination fees	502,515	401,514
Total Revenue	2,903,665	2,259,547
Operating costs and expenses:
Interest and amortization of debt service costs	563,368	442,661
Referral fees	2,244	1,679
General and administrative expenses	876,906	837,788
Total operating costs and expenses	1,442,518	1,282,128

Income from operations	1,461,147	977,419

Other income (Note 5)	21,197	27,548
Loss on write-down of investment in privately held company (Note 6)	---	(35,000)
Total other income (loss), net	21,197	(7,452)

Income before income tax expense	1,482,344	969,967
Income tax expense	(27,839)	(387,000)
Net income	$1,454,505	$582,967

Basic and diluted net income per common share outstanding:
--Basic	$0.29	$0.14
--Diluted	$0.29	$0.14
Weighted average number of common shares outstanding
--Basic	5,028,645	4,269,169
--Diluted	5,058,421	4,289,818

The accompanying notes are an integral part of these consolidated financial statements

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED December 31, 2014 and 2013

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Deficit / Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Totals
Balance, January 1, 2013	4,405,190	$4,405	$9,687,159	107,131	$(269,972)	$(942,607)	$8,478,985
Non cash compensation			35,578				35,578
Exercise of stock options	28,000	28	22,512				22,540
Purchase of treasury shares				69,869	(99,363)		(99,363)
Dividends paid						(128,020)	(128,020)
Net income for the year ended December 31, 2013						582,967	582,967
Balance, December 31, 2013	4,433,190	4,433	9,745,249	177,000	(369,335)	(487,660)	8,892,687
Non cash compensation			28,767				28,767
Exercise of stock options	66,887	67	55,163				55,230
Exercise of warrants	6,226	6	(6)				0
Public offering	1,754,386	1,754	4,287,010				4,288,764
Dividends paid						(853,499)	(853,499)
Net income for the year ended December 31, 2014						1,454,505	1,454,505
Balance, December 31, 2014	6,260,689	$6,260	$14,116,183	177,000	$(369,335)	$113,346	$13,866,454

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED December 31, 2014 and 2013

	2014	2013
Cash flows from operating activities:
Net income	$1,454,505	$582,967
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	---	41,735
Non cash compensation expense	28,767	35,578
Loss on write-down of investment in privately held company (Note 6)	---	35,000
Changes in operating assets and liabilities
Interest receivable on loans	(42,283)	(11,141)
Other current and non current assets	(8,634)	217
Accounts payable and accrued expenses	106,556	(13,337)
Deferred origination fees	112,758	9,775
Income taxes payable	(373,219)	104,963
Net cash provided by operating activities	1,278,450	785,757

Cash flows from investing activities:
Issuance of short term loans	(22,585,990)	(15,159,450)
Collections received from loans	13,248,464	14,088,866
Proceeds from exercise of option (Note 5)	146,821	---
Purchase of fixed assets	(19,088)	---
Net cash used in investing activities	(9,209,793)	(1,070,584)
Cash flows from financing activities:
Proceeds from loans and line of credit, net	3,500,000	1,770,000
Purchase of treasury shares	---	(99,363)
Repayment of senior secured notes	---	(500,000)
Proceeds from exercise of stock options	55,230	22,540
Proceeds from public offering, net	4,288,765	---
Dividends paid	(853,499)	(128,020)
Deferred financing costs incurred	(32,500)	---
Net cash provided by financing activities	6,957,996	1,065,157

Net (decrease) increase in cash and cash equivalents	(973,347)	780,330

Cash and cash equivalents, beginning of year	1,021,023	240,693

Cash and cash equivalents, end of year	$47,676	$1,021,023

Supplemental Cash Flow Information:
Taxes paid during the year	$416,083	$283,084
Interest paid during the year	$563,368	$400,925

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

1. The Company

Manhattan Bridge Capital, Inc. (“MBC”) and its wholly-owned subsidiaries DAG Funding Solutions, Inc. and MBC Funding I, Inc. (collectively the “Company”), offer short-term, secured, non–banking loans to real estate investors (also known as hard money) to fund their acquisition and construction of properties located in the New York Metropolitan area.

2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Manhattan Bridge Capital, Inc., and its wholly-owned subsidiaries DAG Funding Solutions, Inc.(“DAG Funding”) and MBC Funding I, Inc. (“MBC Funding”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company believes it currently satisfies all of the requirements to be taxed as a Real Estate Investment Trust and intends to elect REIT status beginning with the filing of its 2014 tax return. A REIT calculates taxable income similar to other domestic corporations, with the major difference being a REIT is entitled to a deduction for dividends paid. A REIT is generally required to distribute each year at least 90% of its taxable income. If it chooses to retain the remaining 10% of taxable income, it may do so, but it will be subject to a corporate tax on such income. The Company may be subject to federal excise tax and minimum state taxes.

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

Deferred Financing Costs

Costs incurred in connection with the Company’s Sterling Credit Line, as discussed in Note 7, were amortized over one year, using the straight-line method. Costs incurred in connection with the Company’s Webster Credit Line, as discussed in Note 7, are being amortized over three years, using the straight-line method. Costs incurred in connection with the Company’s senior secured notes, as discussed in Note 8, were amortized over the term of the notes, using the straight-line method.

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

The numerator in calculating both basic and diluted earnings per common share for each year is the reported net income. The denominator is based on the following weighted average number of common shares:

	Years ended December 31,
	2014	2013
Basic weighted average common shares outstanding	5,028,645	4,269,169
Incremental shares for assumed exercise of options	29,776	20,649
Diluted weighted average common shares outstanding	5,058,421	4,289,818

51,224 and 262,351 vested options were not included in the diluted earnings per share calculation for the years ended December 31, 2014 and 2013, respectively, either because their effect would have been anti-dilutive, or because they are being held in escrow (See Note 12).

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

The stock based compensation expense for the years ended December 31, 2014 and 2013 also includes the amortization of the fair value of the restricted shares granted on September 9, 2011, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value will be amortized over 15 years (See Note 12).

Fair Value of Financial Instruments

For cash and cash equivalents, short term loans, the line of credit and accounts payable, as well as interest bearing commercial loans held by the Company, the carrying amount approximates fair value due to the relative short-term nature of such instruments.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The objective of this guidance is to clarify the balance sheet presentation of an unrecognized tax benefit and to resolve the diversity in practice that had developed in the absence of any on-point GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. The ASU is effective for public entities for fiscal years beginning after December 15, 2013, and interim periods therein. The adoption of this guidance did not have a material impact on Manhattan Bridge Capital’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (A Consensus of the FASB Emerging Issues Task Force).” The purpose of the update is to define an in substance repossession or foreclosure for purposes of determining whether or not an entity should derecognize a residential real estate collateralized consumer mortgage loan if the entity has foreclosed on the real estate. The ASU is effective for public entities for fiscal years beginning after December 15, 2014, and interim periods therein. The adoption of this guidance is not expected to have a material impact on Manhattan Bridge Capital’s consolidated financial statements.

In May 2014, the FASB and IASB jointly issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The intent of this guidance is to provide greater comparability for financial statement users by eliminating inconsistencies in current revenue recognition GAAP. Specifically, an entity should recognize revenue based on the transaction price, which is the amount of consideration the entity expects to be entitled to in exchange for transferring promised goods or services. A single principles-based, five-step revenue model must be applied to all contracts with customers. For public entities, the ASU is effective for annual and interim periods beginning after December 15, 2016. Early application is not permitted. The adoption of this guidance is not expected to have a material impact on Manhattan Bridge Capital’s consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force).” The ASU clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. No new disclosures are required under the ASU. The ASU is effective for all entities for reporting periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on Manhattan Bridge Capital’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-14, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” The ASU address a practice issue related to the classification of certain foreclosed residential and nonresidential mortgage loans that are either fully or partially guaranteed under government programs. The ASU is effective for public entities for fiscal years beginning after December 15, 2014, and interim periods therein. The adoption of this guidance is not expected to have a material impact on Manhattan Bridge Capital’s consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU eliminates the separate presentation of extraordinary items but does not change the requirement to disclose material items that are unusual or infrequent in nature.  The ASU is effective for fiscal years beginning after December 15, 2015, as well as interim periods within those fiscal years. The ASU may be applied retrospectively to all prior periods presented in the financial statements, and early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this guidance is not expected to have a material impact on Manhattan Bridge Capital’s consolidated financial statements.

 Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on Manhattan Bridge Capital’s consolidated financial statements.

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

Cash equivalents and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy.  The Company’s Level 1 investments are valued using quoted market prices in active markets.  The Company’s Level 2 investments are valued using an appraiser, broker or dealer quotations for similar assets and liabilities.  As of December 31, 2014 and 2013 the Company’s Level 1 investments consisted of cash and money market accounts in the amount of approximately $48,000 and $1,021,000, respectively, and were recorded as cash and cash equivalents in the Company’s consolidated balance sheets. As of December 31, 2013, the Company’s Level 2 investments consisted of investments in real estate in the amount of approximately $147,000 in the Company’s consolidated balance sheets.

4. Commercial Loans

Short Term Loans Receivable

The Company offers short-term secured non–banking loans to real estate investors (also known as hard money) to fund their acquisition and construction of properties located in the New York Metropolitan area. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the businesses. The loans are generally for a term of one year. The short term loans are initially recorded, and carried thereafter, in the financial statements at cost. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term. For the years ended December 31, 2014 and 2013 the total amounts of $22,585,990 and $15,159,450, respectively, have been lent, offset by collections received from borrowers, under the commercial loans in the amount of $13,248,464 and $14,088,866, respectively. Loans ranging in size from $30,000 to $1,300,000 were concluded at stated interest rates of 12% to 15%, but often at higher effective rates based upon points or other up-front fees.

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

At December 31, 2014, the Company was committed to an additional $2,552,500 in construction loans that can be drawn by the borrower when certain conditions are met.

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

At December 31, 2014 and 2013, no one entity has loans outstanding representing more than 10% of the total balance of the loans outstanding.

At December 31, 2014, eight of the loans in the Company’s portfolio were jointly funded by the Company and unrelated entities, for aggregate loans of $5,105,000. The accompanying 2014 balance sheet includes the Company’s portion of the loans in the amount of $2,665,000.

At December 31, 2013, three of the loans in the Company’s portfolio were jointly funded by the Company and unrelated entities, for aggregate loans of $2,400,000. The accompanying 2013 balance sheet includes the Company’s portion of the loans in the amount of $1,650,000.

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

Long Term Loans Receivable

Long term loans receivable comprise the loans that were extended beyond the original maturity dates, unless it is clear that the loan will be paid back by December 31, 2015. At December 31, 2014, the Company’s loan portfolio consists of approximately $19,138,000 short term loans receivable and approximately $4,894,000 long term loans receivable. At December 31, 2013, the Company’s loan portfolio consists of approximately $10,698,000 short term loans receivable and $3,997,000 long term loans receivable.

Credit Risk

Credit risk profile based on loan activity as of December 31, 2014 and 2013:

Performing loans	Developers- Residential	Developers- Commercial	Developers-Mixed Used	Other		Total outstanding loans
December 31, 2014	$22,360,040	$1,635,000	$20,000		$17,436	$24,032,476
December 31, 2013	$12,467,950	$1,750,000	$477,000	$	---	$14,694,950

At December 31, 2014, the Company’s commercial loans include loans in the amount of $179,050, $100,000, $120,000, $570,000 and $4,430,000, originally due in 2009, 2010, 2011, 2013 and 2014, respectively. At December 31, 2013, the Company’s commercial loans include loans in the amount of $290,000, $152,000, $150,000, $150,000 and $3,307,000, originally due in 2009, 2010, 2011, 2012 and 2013, respectively. In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans. Accordingly, at December 31, 2014 and 2013, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof included in operations for the years then ended.

Subsequent to the balance sheet date, $2,192,500 of commercial loans outstanding at December 31, 2014 were paid off.

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

Other income for the years ended December 31, 2014 and 2013 in the amount of $21,197 and $27,548, respectively, represents the fees generated from the seller buy back options.

6. Investment in Privately Held Company

The Company has an investment in privately held Israeli-based company that offers surgeons and radiologists the ability to detect cancer in real time.

Due to the fact that the privately held company experienced delays in executing its business plan, the Company determined to write down the value of its investment to $65,000 at December 31, 2013, resulting in a charge to the statement of operations of $35,000 during the year ended December 31, 2013.

7. Loans and Lines of Credit

Short Term Loans

At December 31, 2014, the Company owed an aggregate of $2,419,465 under eight separate short term loans, bearing interest at rates ranging from 8% to 12% per annum. One of the loans in the amount of $160,000, bearing interest at the rate of 10% per annum, is from a parent of a former member of the board of directors. Interest expense on this loan amounted to $16,000 for the year ended December 31, 2014. The loans are secured by certain of the Company’s short term loans pursuant to a security agreement, and two of the loans are also personally guaranteed by the Company’s CEO.

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

During 2014, the Company received four separate short-term loans from three different entities in the aggregate amount of $2,100,000, bearing interest at rates ranging from 12% to 14%, per annum, and modified one of the short-term loans, bearing interest at the rate of 10% per annum, from $100,000 to $200,000. By the end of December 31, 2014, the Company repaid in full two of the loans in the aggregate amount of $1,100,000. In addition, Mr. Ran, our CEO, made seven separate loans to the Company in amounts ranging from $50,000 to $250,000, at an interest rate of 6% per annum. At December 31, 2014, the outstanding balance of such loans is $50,000. The aggregate interest expense for these loans was $5,867.

Subsequent to the balance sheet date, the Company received two separate short-term loans in the aggregate amount of $410,000, bearing interest at rates ranging from 10% to 12%, per annum. One of the loans in the amount of $175,000, bearing interest at the rate of 10% per annum, is from a parent of a former member of the board of directors. In addition, Mr. Ran, our CEO, made three loans in the aggregate amount of $1,050,000 to the Company, at an interest rate of 6% per annum. On February 27, 2015, the Company repaid in full loans from Mr. Ran in the aggregate amount of $1,100,000, as well as two short-term loans, outstanding at December 31, 2014, in the aggregate amount of $1,000,000, bearing interest at the rate of 12% per annum. During March 2015, the Company repaid in full three of its short-term loans in the aggregate amount of $733,845, outstanding at December 31, 2014, bearing interest at rates ranging from 8% to 10%, per annum.

Lines of Credit

On May 2, 2012, the Company entered into a one-year revolving Line of Credit Agreement with Sterling National Bank pursuant to which the Bank agreed to advance up to $3.5 million (the “Sterling Credit Line”) against assignments of mortgages and other collateral. The Sterling Credit Line was conditioned on an unlimited personal guarantee from Assaf Ran, the Company’s CEO, and requires the maintenance of certain non-financial covenants including limitations on the percentage of loans outstanding in excess of one year, loans made to affiliated groups and the extent of construction loans made by the Company. The interest rate on the Sterling Credit Line is 2% in excess of the Wall Street Journal prime rate (3.25% at December 31, 2014), but in no event less than 6%, per annum, on the money in use. Total initiation costs for the Sterling Credit Line were approximately $16,000. These costs are being amortized over one year, using the straight-line method. The amortization costs for the year ended December 31, 2013 were $5,341.

On January 31, 2013, the Company entered into an amendment to the Line of Credit Agreement with Sterling National Bank to increase the Sterling Credit Line from $3.5 million to $5 million, under the same terms as the original line of credit (the “Amendment”). In connection with the Amendment, Mr. Ran agreed to increase his personal guarantee to $5 million. On December 13, 2013, the Company entered into another amendment to the Line of Credit Agreement with Sterling National Bank to increase the Sterling Credit Line from $5 million to $7 million, under the same terms as the original line of credit (the “Second Amendment”). In connection with the Second Amendment, Mr. Ran agreed to increase his personal guarantee to $7 million. On November 14, 2014, the Company entered into another amendment to the Line of Credit Agreement with Sterling National Bank to increase the Sterling Credit Line from $7 million to $7.7 million for 30 days (the “Third Amendment”). At December 31, 2014, the outstanding balance of the Sterling Credit Line was $7,700,000.

Effective on May 1, 2013, July 1, 2013, June 24, 2014, October 29, 2014 and December 13, 2014, the term of the Sterling Credit Line was extended through July 1, 2013, July 1, 2014, October 29, 2014, December 13, 2014 and June 11, 2015, respectively. Effective on December 13, 2014, the term of the additional $700,000 revolving credit facility was extended through February 11, 2015.

On February 27, 2015, the Company repaid and terminated the Sterling Credit Line and simultaneously entered into a Line of Credit Agreement with Webster Business Credit Corporation pursuant to which it may borrow up to $14 million during the next three years (the “Webster Credit Line”) against assignments of mortgages and other collateral. The Webster Credit Line provides for an interest rate of either LIBOR plus 4.75% or the base commercial lending rate of Webster plus 3.25% as chosen by the Company for each drawdown. Mr. Ran has personally guaranteed all of our obligations to Webster. Total initiation costs through the closing for the Webster Credit Line were approximately $123,000. These costs are being amortized over three years, using the straight-line method.

The Webster Credit Line replaced the Sterling Credit Line. In addition, the Company utilized the Webster Credit Line to repay in full loans from Mr. Ran in the aggregate amount of $1,100,000, as well as two short-term loans, outstanding at December 31, 2014, in the aggregate amount of $1,000,000, bearing interest at the rate of 12% per annum.

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

Financing costs incurred in connection with the agreement totaled $109,183, including five year warrants (the “warrants”) to purchase 20,000 shares of Common Stock issued to the Placement Agent at $2.50 per share, which were valued at $11,683. These costs were amortized over the life of the senior secured notes. The amortization costs for the year ended December 31, 2013 were $36,395. In December 2013, the Company repaid all senior secured notes in full.

9. Income Taxes

Income tax expense consists of the following:

	2014	2013
Current Taxes:
Federal	$8,539	$306,900
State	19,300	80,100
	27,839	387,000

Deferred taxes:
Federal	---	---
State	---	---

Income tax expense	$27,839	$387,000

The income tax expense for the year ended December 31, 2014, represents the under accrual of the prior year's income tax expense.

Deferred tax assets consist of the following:

	2013
Deferred tax assets:
Capital loss carryover		$105,200
Compensation expense - other		8,766
Compensation expense - restricted stocks		78,388

Deferred tax assets		192,354
Less: valuation allowance		(192,354)
	$	---

The Company has a capital loss carryover of $390,609, a portion of which it expects to utilize to offset its other income in the amount of $21,197, in connection with the filing of its income tax returns for the year ended December 31, 2014. The remaining capital loss carryover expires through 2015.

The 2013 income tax expense (benefit) differs from the amount computed using the federal statutory rate of 34% as a result of the following:

Year Ended December 31,	2013
Federal Statutory Rate	34%
State and local income tax expense net of federal tax effect	6%
Valuation allowance	---
State and local franchise taxes	---
Other	---
Income tax expense	40%

The Company evaluates tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more likely than not” of being sustained by the applicable tax authorities. Tax positions not deemed to meet the more likely than not threshold are recorded as tax benefits or expenses in the current year. Management has analyzed the Company’s tax positions taken on Federal, state and local tax returns for all open tax years, and has concluded that no provision for Federal income tax is required in the Company’s financial statements. The Company reports interest and penalties as income tax expense, which amounted to approximately $9,400 and $3,800 for the years ended December 31, 2014 and 2013, respectively.

The Company believes it currently satisfies all of the requirements to be taxed as a Real Estate Investment Trust and intends to elect REIT status beginning with the filing of its 2014 tax return. A REIT calculates taxable income similar to other domestic corporations, with the major difference being a REIT is entitled to a deduction for dividends paid. A REIT is generally required to distribute each year at least 90% of its taxable income. If it chooses to retain the remaining 10% of taxable income, it may do so, but it will be subject to a corporate tax on such income. The Company may be subject to federal excise tax and minimum state taxes.

The Company is no longer subject to U.S. federal and state and local income tax examinations by tax authorities for years prior to 2011, as these tax years are closed.

10. Simple IRA Plan

On October 26, 2000, the Board of Directors approved a Simple IRA Plan (the “IRA Plan”) for the purpose of attracting and retaining valuable executives. The IRA Plan was effective August 2000 with a trustee, which allows up to 100 eligible executives to participate. It is a “Matching Contribution” plan under which eligible executives may contribute up to 6% of their yearly salary, on a pre-tax basis (with a cap of $12,000), with the Company matching on a dollar-for-dollar basis up to 3% of the executives’ compensation (with a cap of $12,000). These thresholds are subject to change under notice by the trustee. The Company is not responsible for any other costs under this plan. For the years ended December 31, 2014 and 2013 the Company contributed $9,734 and $9,100, respectively, as matching contributions to the IRA Plan.

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

The maximum number of Common Shares reserved for the grant of awards under the Plan is 400,000, subject to adjustment as provided in Section 9 of the Plan. As of December 31, 2014, 376,000 options were granted, 217,000 options were cancelled or expired, and 241,000 are available for grant under the 2009 stock option plan.

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

Share based compensation expense recognized under ASC 718 for the years ended December 31, 2014 and 2013 were $28,767 and 35,578, respectively.

The stock based compensation expense for each of the years ended December 31, 2014 and 2013 includes $13,065 of amortization of the fair value of the 1,000,000 restricted shares granted to the Company’s Chief Executive Officer on September 9, 2011 of $195,968, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value will be amortized over 15 years (See Note 12).

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average share assumptions used for grants in 2014 and 2013, respectively: (1) expected life of 5 years; (2) annual dividend yield of 9.59% and 2.61%; (3) expected volatility 59.5% and 75.0%; and (4) risk free interest rate of 1.71% and 1.07%.

The following summarizes stock option activity for the years ended December 31, 2014 and 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	355,000	$0.92	1.62	$173,006
Granted in 2013	28,000	1.53
Exercised in 2013	(28,000)	0.81
Forfeited or expired in 2013	(70,000)	1.01
Outstanding at December 31, 2013	285,000	$0.97	1.43	$147,656
Granted in 2014	21,000	2.92
Exercised in 2014	(77,000)	1.18
Forfeited or expired in 2014	(147,000)	0.75
Outstanding at December 31, 2014	82,000	$1.68	2.68	$59,115

Vested and exercisable at December 31, 2013	283,000	$0.97	1.42	$146,458
Vested and exercisable at December 31, 2014	81,000	$1.69	2.69	$58,515

The weighted-average fair value of each option granted during the years ended December 31, 2014 and 2013, estimated as of the grant date using the Black-Scholes option-pricing model, was $0.72 per option and $0.78 per option, respectively.

A summary of the status of the Company’s nonvested shares as of December 31, 2014 and 2013, and changes during the years then ended is as presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Nonvested shares at January 1, 2013	3,000	$1.01	3.88
Granted	28,000	1.53	4.50
Vested	(29,000)	1.51	4.44
Nonvested shares at December 31, 2013	2,000	$1.01	2.88
Granted	21,000	2.92	4.50
Vested	(22,000)	2.83	4.38
Nonvested shares at December 31, 2014	1,000	$1.01	1.88

The following table summarizes information about stock options outstanding at December 31, 2014:

	Stock Option Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price
$ 1.01- $ 2.00	61,000	$1.25	2.05	60,000	$1.26
$ 2.01- $ 3.00	21,000	2.92	4.50	21,000	2.92
	82,000	$1.68	2.68	81,000	$1.69

In connection with the Company’s private placement of senior secured notes (see Note 8, above), the Company issued 20,000 warrants, at an exercise price of $2.50 per warrant, to the Placement Agent on December 28, 2010. The warrants are exercisable into the same number of common shares and exercisable over a five-year period. In December 2014, the Placement Agent exercised the warrant for all 20,000 common shares using the cashless exercise option under the warrant in lieu of paying cash in satisfaction of the exercise price, pursuant to which the Placement Agent received a lesser number of common shares. As a result, the Company issued 6,226 common shares to the Placement Agent.

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

13. Stockholders’ Equity

On September 19, 2012, the Company adopted a stock buy-back program for the repurchase of up to 100,000 shares of the Company's common stock. During 2013 the Company has purchased 69,869 common shares from this repurchase program, at an aggregate cost of approximately $99,000.

On July 31, 2014, the Company completed a public offering of 1,754,386 common shares at a price to the public of $2.85 per share (the “July 2014 Public Offering”), which raised gross proceeds of $5,000,000 and the net proceeds of approximately $4,289,000, after deducting the Company’s underwriting discounts and commissions and offering expenses payable in connection with the offering. The Company also granted the underwriters a 45-day option to purchase up to 263,157 additional common shares to cover over-allotments, if any. The option expired unexercised in September 2014.

As a result of the offering, the Company believes it currently satisfies all of the requirements to be taxed as a Real Estate Investment Trust (“REIT”) and intends to elect REIT status beginning with the filing of its 2014 tax return. A REIT calculates taxable income similar to other domestic corporations, with the major difference being a REIT is entitled to a deduction for dividends paid. A REIT is generally required to distribute each year at least 90% of its taxable income. If it chooses to retain the remaining 10% of taxable income, it may do so, but it will be subject to a corporate tax on such income. The Company may be subject to federal excise tax and minimum state taxes.

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

At December 31, 2014, approximate future minimum rental, including utilities, payments under these commitments are as follows:

2015	$41,400
2016	28,100
Total	$69,500

Rent expense, including utilities, was approximately $42,000 and $39,000 in 2014 and 2013, respectively.

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

Mr. Ran’s annual base compensation was $225,000 for each of the years 2014 and 2013, and a bonus of $35,000 and $65,000, respectively, for the years 2014 and 2013 which was approved by the Compensation Committee.

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

Right to Rescind Share Purchase

With respect to the July 2014 Public Offering, the final prospectus may have been distributed and the offering consummated without distributing a preliminary prospectus meeting the requirements of Section 10 of the Securities Act of 1933, as amended, although the Company believes that a previously distributed prospectus met those requirements. As a result, purchasers of common shares in the July 2014 Public Offering may be entitled to rescind their purchase and receive a refund of their original purchase price in that public offering. In order to receive a refund, a purchaser is required to notify the Company in writing of the purchaser’s election to rescind the transaction by July 28, 2015 and, if the notice is accepted, return all common shares purchased in the July 2014 Public Offering along with dividends received on such shares. If the rescission notice is not accepted by the Company, the purchaser may bring a rescission action against the Company by such date to compel such action. In the unlikely event a purchaser determines to rescind the purchase, the Company intends to contest the purchaser’s right to rescission whether initiated by notice or legal action.

15. Related Parties Transactions

In September 2013, the Company received a short-term loans in the amount of $160,000 from a parent of a former member of the Board bearing interest at the rate of 10% per annum. Interest expense on this loan amounted to $16,000 and $4,978, respectively, for years ended December 31, 2014 and 2013.

In 2013, Mr. Ran made five separate loans to the Company in amounts ranging from $50,000 to $100,000, bearing interest at the rate of 6% per annum. All of these loans were repaid by the Company as of December 31, 2013. The aggregate interest expense for these loans was $1,124.

In 2014, Mr. Ran made seven separate loans to the Company in amounts ranging from $50,000 to $250,000, bearing interest at the rate of 6% per annum. At December 31, 2014, the outstanding balance of such loans is $50,000. The aggregate interest expense for these loans was $5,867.

In January 2015, Mr. Ran made three separate loans to the Company in the aggregate amount of $1,050,000, at an interest rate of 6% per annum. All the loans from Mr. Ran were repaid in full on February 27, 2015. The aggregate interest expense for these loans was $8,817.

In February 2015, the Company received a short-term loans in the aggregate amount of $175,000 from a parent of a former member of the Board bearing interest at the rate of 10% per annum.

