Form 10-Q
period 2015-03-31
MANHATTAN BRIDGE CAPITAL, INC
filed 2015-05-01
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

☐ Yes     ☒ No

As of May 1, 2015, the Issuer had a total of 6,096,089 shares of Common Stock, $.001 par value, outstanding.

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

PART  I.           FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)	(audited)
Assets

Current assets:
Cash and cash equivalents	$256,282	$47,676
Short term loans receivable	17,006,406	19,138,426
Interest receivable on loans	219,299	213,766
Other current assets	52,304	26,995
Total current assets	17,534,291	19,426,863

Long term loans receivable	6,754,550	4,894,050
Property and equipment, net	17,497	19,088
Other assets	12,500	—
Security deposit	6,816	6,816
Investment in privately held company	65,000	65,000
Deferred financing costs	119,638	32,500

Total assets	$24,510,292	$24,444,317

Liabilities and Stockholders’ Equity
Current liabilities:
Short term loans	$1,095,620	$2,469,465
Line of credit	9,316,046	7,700,000
Accounts payable and accrued expenses	66,061	163,622
Deferred origination fees	166,533	244,776
Total liabilities, all current	10,644,260	10,577,863

Commitments and contingencies
Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; no shares issued	—	—
Common shares - $.001 par value; 25,000,000 authorized; 6,266,089 and 6,260,689 issued; 6,089,089 and 6,083,689 outstanding	6,266	6,260
Additional paid-in capital	14,126,853	14,116,183
Treasury stock, at cost – 177,000	(369,335)	(369,335)
Retained earnings	102,248	113,346
Total stockholders’ equity	13,866,032	13,866,454

Total liabilities and stockholders’ equity	$24,510,292	$24,444,317

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2015	2014

Interest income from loans	$756,750	$507,371
Origination fees	155,011	101,539
Total revenue	911,761	608,910

Operating costs and expenses:
Interest and amortization of debt service costs	183,055	116,423
Referral fees	1,197	109
General and administrative expenses	251,913	175,996
Total operating costs and expenses	436,165	292,528

Income from operations	475,596	316,382

Other income (Note 4)	—	6,887

Income before income tax expense	475,596	323,269
Income tax expense	—	(115,000)
Net income	$475,596	$208,269

Basic and diluted net income per common share outstanding:
—Basic	$0.08	$0.05
—Diluted	$0.08	$0.05

Weighted average number of common shares outstanding:
—Basic	6,087,531	4,256,190
—Diluted	6,129,016	4,286,673

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net income	$475,596	$208,269
Adjustments to reconcile net income to net cash provided by (used in) operating activities -
Amortization of deferred financing costs	3,418	—
Depreciation	1,591	—
Non cash compensation expense	3,416	3,416
Changes in operating assets and liabilities:
Interest receivable on loans	(5,532)	(16,865)
Other current and non current assets	(25,309)	(15,752)
Accounts payable and accrued expenses	(97,560)	(39,599)
Deferred origination fees	(78,243)	(8,504)
Income taxes payable	—	(159,995)
Net cash provided by (used in) operating activities	277,377	(29,030)

Cash flows from investing activities:
Issuance of short term loans	(2,807,000)	(4,774,000)
Collections received from loans	3,078,520	3,893,000
Net cash provided by (used in) investing activities	271,520	(881,000)

Cash flows from financing activities:
Proceeds from (repayments of) lines of credit, net	1,616,046	(50,000)
Repayments of short-term loans, net	(1,373,846)	—
Deferred financing costs	(90,556)	—
Capital raising costs	(12,500)	(17,500)
Dividend paid	(486,695)	(42,562)
Proceeds from exercise of stock options and warrants	7,260	—
Net cash used in financing activities	(340,291)	(110,062)

Net increase (decrease) in cash and cash equivalents	208,606	(1,020,092)
Cash and cash equivalents, beginning of period	47,676	1,021,023
Cash and cash equivalents, end of period	$256,282	$931

Supplemental Cash Flow Information:
Taxes paid during the period	$—	$274,995
Interest paid during the period	$179,637	$116,423

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

1.	THE COMPANY

The accompanying unaudited consolidated financial statements of Manhattan Bridge Capital, Inc. (“MBC”), a New York corporation, and its wholly-owned subsidiary DAG Funding Solutions, Inc. (“DAG Funding”) (collectively referred to herein as the “Company”) have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2014 and the notes thereto included in the Company’s Form 10-K. Results of consolidated operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year.

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

The consolidated financial statements include the accounts of MBC and DAG Funding. All significant intercompany balances and transactions have been eliminated in consolidation.

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

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. Under the ASU, an entity presents debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The ASU is effective for public entities for fiscal years beginning after December 15, 2015, and interim periods therein. For private companies and not-for-profit organizations, the ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

At March 31, 2015, we were committed to an additional $1,468,000 in construction loans that can be drawn by the borrower when certain conditions are met.

At March 31, 2015, no one entity has loans outstanding representing more than 10% of the total balance of the loans outstanding.

At March 31, 2015, seven of the loans in the Company’s portfolio were jointly funded by the Company and unrelated entities, for aggregate loans of $4,460,000. The accompanying balance sheet includes the Company’s portion of the loans in the amount of $2,342,500.

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

Long Term Loans Receivable

Long term loans receivable comprise the loans that were extended beyond the original maturity dates, unless it is clear that the loan will be paid back by March 31, 2016. At March 31, 2015, the Company’s loan portfolio consists of $17,006,406 short term loans receivable and $6,754,550 long term loans receivable.

Credit Risk

Credit risk profile based on loan activity as of March 31, 2015 and 2014:

Performing loans	Developers Residential	Developers- Commercial	Developers Mixed Used	Other	Total outstanding loans
March 31, 2015	$22,322,040	$1,406,500	$20,000	$12,416	$23,760,956
March 31, 2014	$13,795,950	$1,225,000	$525,000	$30,000	$15,575,950

At March 31, 2015, the Company’s commercial loans include loans in the amount of $179,050, $100,000, $120,000, $370,000 and $3,962,500, originally due in 2009, 2010, 2011, 2013 and 2014, respectively. In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans. Accordingly, at March 31, 2015, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof included in operations.

Subsequent to the balance sheet date, $445,000 of the Company’s commercial loans outstanding at March 31, 2015, including $120,000 originally due in 2011, were paid off.

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

Other income for the three month period ended March 31, 2014 in the amount of $6,887 represents the option fees generated from the option holder on the New Option.

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

The denominator is based on the following weighted average number of common shares:

	Three Months Ended March 31,
	2015	2014
Basic weighted average common shares outstanding	6,087,531	4,256,190
Incremental shares for assumed exercise of options	41,485	30,483
Diluted weighted average common shares outstanding	6,129,016	4,286,673

35,515 and 112,517 vested options were not included in the diluted earnings per share calculation for the three month periods ended March 31, 2015 and 2014, respectively, because their effect would have been anti-dilutive.

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

Share based compensation expense recognized under ASC 718 for each of the three month periods ended March 31, 2015 and 2014 was $3,416, including the amortization of the fair value of the restricted shares granted on September 9, 2011, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value will be amortized over 15 years (See Note 7).

The exercise price of options granted under the Company’s stock option plan (the “Plan”) may not be less than the fair market value on the date of grant. The options may vest over a period not to exceed ten years. Stock options under the Plan may be awarded to officers, key-employees, consultants and non-employee directors of the Company. Under the Plan, every non-employee director of the Company is granted 7,000 options upon first taking office, and then 7,000 upon each additional year in office. The objectives of the Plan include attracting and retaining key personnel, providing for additional performance incentives and promoting the success of the Company by increasing the efforts of such officers, employees, consultants and directors. The Plan is the only plan that the Company has adopted with stock options available for grant.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average share assumptions used for grants in 2014: (1) expected life of 5 years; (2) annual dividend yield of 9.59%; (3) expected volatility 59.5%; (4) risk free interest rate of 1.71%.

The following summarizes stock option activity for the three months ended March 31, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	82,000	$1.68
Granted	—	—
Exercised	(4,000)	1.01
Forfeited or expired	—	—
Outstanding at March 31, 2015	78,000	$1.71	2.47	$56,718
Vested and exercisable at March 31, 2015	77,000	$1.72	2.48	$56,119

There was no grant of options during the three month periods ended March 31, 2015 and 2014.

On July 31, 2014, in connection with the Company’s public offering in July 2014, the Company issued warrants to purchase 87,719 common shares, with an exercise price of $3.5625 per common share, to the representative of the underwriters of the offering.  The warrants are exercisable at any time, and from time to time, in whole or in part, commencing on July 28, 2015 and expire on July 28, 2019.  The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $42,224.

7.	Restricted Stock Grant

On September 9, 2011, the Company granted 1,000,000 shares of restricted common shares (the “Restricted Shares”) to Mr. Ran, its chief executive officer. Under the terms of the restricted shares agreement (the “Restricted Shares Agreement”), Mr. Ran agreed to forfeit options held by him exercisable for an aggregate of 280,000 common shares with exercise prices above $1.21 per share and agreed not to exercise additional options held by him for an aggregate of 210,000 common shares with exercise prices below $1.21 per share all of which expired unexercised in March 2014. In addition, Mr. Ran may not sell, convey, transfer, pledge, encumber or otherwise dispose of the Restricted Shares until the earliest to occur of the following: (i) September 9, 2026, with respect to one-third of the Restricted Shares, September 9, 2027 with respect to an additional one-third of the Restricted Shares and September 9, 2028 with respect to the final one-third of the Restricted Shares; (ii) the date on which Mr. Ran’s employment is terminated for any reason other than for “Cause” (as such term is defined in his employment agreement); or (iii) the date on which Mr. Ran’s employment is terminated on account of (A) his death; or (B) his disability, which, in the opinion of his personal physician and a physician selected by us prevents him from being employed by us on a full-time basis (each such date being referred to as a “Risk Termination Date”). If at any time prior to a Risk Termination Date Mr. Ran’s employment is terminated by the Company for Cause or by Mr. Ran voluntarily for any reason other than death or disability, Mr. Ran will forfeit that portion of the Restricted Shares which have not previously vested. Mr. Ran has the power to vote the Restricted Shares and has been entitled to all dividends payable with respect to the Restricted Shares since the date the Restricted Shares were issued.

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

8.	LOANS AND LINES OF CREDIT

Short Term Loans

At March 31, 2015, the Company owed an aggregate of $1,095,620 under five separate short term loans, bearing interest at rates ranging from 8% to 12% per annum. Two of the loans in the aggregate amount of $335,000, bearing interest at the rate of 10% per annum, are from a parent of a former member of the board of directors. Interest expense on such loans amounted to $5,993 for the three months ended March 31, 2015. The loans are secured by certain of the Company’s short term loans pursuant to a security agreement, and one of the loans is also personally guaranteed by the Company’s CEO.

At December 31, 2014, the Company had a loan outstanding from Mr. Ran, the Company’s CEO, in the principal amount of $50,000, which bore interest at a rate of 6% per annum. In January and February of 2015, Mr. Ran made three additional loans to the Company in the aggregate principal amount of $1,050,000, all of which also bore interest at a rate of 6% per annum. On February 27, 2015, the Company fully repaid Mr. Ran the outstanding balances of all of these loans.

Lines of Credit

On May 2, 2012, the Company entered into a one-year revolving Line of Credit Agreement with Sterling National Bank pursuant to which the Bank agreed to advance up to $3.5 million (the “Sterling Credit Line”) against assignments of mortgages and other collateral. The Sterling Credit Line was conditioned on an unlimited personal guarantee from Assaf Ran, the Company’s CEO, and required the maintenance of certain non-financial covenants including limitations on the percentage of loans outstanding in excess of one year, loans made to affiliated groups and the extent of construction loans made by the Company. The interest rate on the Sterling Credit Line was 2% in excess of the Wall Street Journal prime rate (3.25% at March 31, 2015), but in no event less than 6%, per annum, on the money in use. Total initiation costs for the Sterling Credit Line were approximately $16,000. These costs were amortized over one year, using the straight-line method.

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

On February 27, 2015, the Company repaid and terminated the Sterling Credit Line and simultaneously entered into a Line of Credit Agreement with Webster Business Credit Corporation (“Webster”) pursuant to which it may borrow up to $14 million during the next three years (the “Webster Credit Line”) against assignments of mortgages and other collateral. The Webster Credit Line provides for an interest rate of either LIBOR plus 4.75% or the base commercial lending rate of Webster plus 3.25% as chosen by the Company for each drawdown. The Webster Credit Line contains various covenants and restrictions, including limiting the amount that the Company can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans the Company makes to its customers. Mr. Ran has personally guaranteed all of the Company’s obligations to Webster. Total initiation costs through the closing for the Webster Credit Line were approximately $123,000. These costs are being amortized over three years, using the straight-line method. The amortization costs for the three month ended March 31, 2015 were $3,418.

The Webster Credit Line replaced the Sterling Credit Line. In addition, the Company utilized the Webster Credit Line to repay in full loans from Mr. Ran in the aggregate amount of $1,100,000, as well as two short-term loans, outstanding at December 31, 2014, in the aggregate amount of $1,000,000, bearing interest at the rate of 12% per annum. At March 31, 2015, the outstanding amount under the Webster Credit Line was $9,316,046, then bearing interest at a rate of 4.928% per annum.

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

Right to Rescind Share Purchase

On July 31, 2014, the Company completed a public offering of 1,754,386 common shares. The gross proceeds from the offering were $5 million and the net proceeds were approximately $4.3 million, after deducting underwriting discounts and commissions and offering expenses payable.

With respect to the Company's July 2014 public offering, the final prospectus may have been distributed and the offering consummated without distributing a preliminary prospectus meeting the requirements of Section 10 of the Securities Act of 1933, as amended, although the Company believes that a previously distributed prospectus met those requirements. As a result, purchasers of common shares in the July 2014 public offering may be entitled to rescind their purchase and receive a refund of their original purchase price in that public offering. In order to receive a refund, a purchaser is required to notify the Company in writing of the purchaser’s election to rescind the transaction by July 28, 2015 and, if the notice is accepted, return all common shares purchased in the July 2014 public offering along with dividends received on such shares. If the rescission notice is not accepted by the Company, the purchaser may bring a rescission action against the Company by such date to compel such action. In the unlikely event a purchaser determines to rescind the purchase, the Company intends to contest the purchaser’s right to rescission whether initiated by notice or legal action.

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

For the three month periods ended March 31, 2015 and 2014 the total amounts of $2,807,000 and $4,774,000, respectively, have been lent, offset by collections received from borrowers, under the commercial loans in the amounts of $3,078,520 and $3,893,000, respectively.

We use our own employees, outside lawyers and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions. Outside appraisers are used to assist us in evaluating the worth of collateral, when deemed necessary by management. We also use independent construction inspectors as well as mortgage brokers and deal initiators.

We generally grant loans for a term of one year. In some cases, we have agreed to extend the term of the loans beyond one year. This was mainly due to the additional lending conditions generally imposed by traditional lenders and financial institutions as a result of the mortgage crisis, which has made it more difficult overall for borrowers, including our borrowers, to secure long term financing. Prior to granting an extension of any loan, we reevaluate the underlying collateral.

At March 31, 2015, we were committed to an additional $1,468,000 in construction loans that can be drawn by the borrower when certain conditions are met.

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

On February 27, 2015 we repaid and terminated the Sterling Credit Line, as described in “Liquidity and Capital Resources” below, and simultaneously entered into the Webster Credit Line, as described in “Liquidity and Capital Resources” below, pursuant to which we may borrow up to $14 million during the next three years. The Webster Credit Line provides for an interest rate of either LIBOR plus 4.75% or Webster’s base commercial lending rate plus 3.25%, as chosen by us for each drawdown, and expires on February 27, 2018. The credit line is secured by assignment of mortgages and other collateral and is guaranteed by Assaf Ran, our chief executive officer.

Results of Operations

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Total revenue

Total revenues for the three month period ended March 31, 2015 were approximately $912,000 compared to approximately $609,000 for the three month period ended March 31, 2014, an increase of $303,000 or 49.8%. The increase in revenue represents an increase in lending operations. In 2015, approximately $757,000 of our revenue represents interest income on secured commercial loans that we offer to small businesses compared to approximately $507,000 for the same period in 2014, and approximately $155,000 represents origination fees on such loans compared to approximately $102,000 for the same period in 2014. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the businesses.

Interest and amortization of debt service costs

Interest and amortization of debt service costs for the three month period ended March 31, 2015 were approximately $183,000 compared to approximately $116,000 for the three month period ended March 31, 2014, an increase of $67,000 or 57.8%. The increase in interest and amortization of debt service costs was primarily attributable to the additional short term loans received by us and our use of the lines of credit available to us (See Note 8 to the financial statements included elsewhere in this report) in order to increase our ability to make loans.

General and administrative costs

General and administrative expenses for the three month period ended March 31, 2015 were approximately $252,000 compared to approximately $176,000 for the three month period ended March 31, 2014, an increase of $76,000 or 43.2%. The increase is primarily attributable to a special bonus to officers for establishing the Webster Credit Line (See Note 8 to the financial statements included elsewhere in this report), and increases in payroll expenses and in consulting fees.

Other income

Other income for the three month period ended March 31, 2014 was approximately $7,000, which represents the aggregate option fees generated for the buy back option on the one remaining 2-family building in the Bronx, which we owned at the time. (See Note 4 to the financial statements included elsewhere in this report.)

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

For the three month period ended March 31, 2014, we had income tax expense of $115,000, of which approximately $87,000 were reversed later in the year due to our intention to elect REIT status. The difference represents the under accrual of the prior year's income tax expense.

Liquidity and Capital Resources

At March 31, 2015, we had cash and cash equivalents of approximately $256,000 and working capital of approximately $6,890,000 compared to cash and cash equivalents of approximately $48,000 and working capital of $8,849,000 at December 31, 2014. The increase in cash and cash equivalents primarily reflects the increase in loans collected versus loans issued during the three months ended March 31, 2015. The decrease in working capital is primarily attributable to the reclassification of a portion of short-term loans to long-term loans receivable.

For the three months ended March 31, 2015 net cash provided by operating activities was approximately $277,000, compared to approximately $29,000 of net cash used in operating activities for the three months ended March 31, 2014. The increase in net cash provided by operating activities primarily results from an increase in net income, offset by decreases in accounts payable and accrued expenses and in deferred origination fees.

For the three months ended March 31, 2015 net cash provided by investing activities was approximately $272,000, compared to $881,000 of net cash used in investing activates for the three months ended March 31, 2014. Net cash provided by investing activities for the three month period ended March 31, 2015, consisted of the collection of our commercial loans in the amount of approximately $3,079,000, offset by the issuance of short term commercial loans in the amount of $2,807,000. Net cash used in investing activities for the three month period ended March 31, 2014, consisted of the issuance of our short term commercial loans in the amount of $4,774,000, offset by collection of commercial loans in the amount of $3,893,000.

For the three months ended March 31, 2015 net cash used in financing activities was approximately $340,000, compared to approximately $110,000 used in financing activities for the three months ended March 31, 2014. Net cash used in financing activities for the three months ended March 31, 2015 reflects the repayments of short-term loans in the net amount of approximately of $1,374,000, the dividend payment of approximately $487,000, the deferred financing costs on the establishment of the Webster Credit Line (as described below) in the amount of approximately $91,000, and the capital raising costs in the amount of approximately $13,000, offset by the net proceeds from the use of lines of credit in the amount of approximately of $1,616,000, and the proceeds from exercise of outstanding stock options and warrants in the amount of approximately of $7,000. Net cash used in financing activities for the three months ended March 31, 2014 reflects the repayments of Sterling Credit Line in the amount of $50,000, the dividend payment of approximately $43,000 and the capital raising costs in the amount of approximately $18,000.

Until our initial public offering in 1999, our only source of funds was cash flow from operations, which funded both our working capital needs and capital expenditures. In May 1999 we completed our initial public offering in which we raised net proceeds of approximately $6.4 million.

On May 2, 2012, we entered into a one-year revolving Line of Credit Agreement with Sterling National Bank (“Sterling”) pursuant to which Sterling agreed to advance up to $3.5 million (the “Sterling Credit Line”) against assignments of mortgages and other collateral. The Sterling Credit Line was conditioned on an unlimited personal guarantee from Assaf Ran, our CEO, and required the maintenance of certain non-financial covenants including limitations on the percentage of loans outstanding in excess of one year, loans made to affiliated groups and the extent of construction loans made by us. The interest rate on the Sterling Credit Line was 2% in excess of the Wall Street Journal prime rate, but in no event less than 6%, per annum, on the money in use. At various points in time over the ensuing 30 months we entered into a number of amendments to the Sterling Credit Line to increase the amount available under the line and to extend the maturity date.

On February 27, 2015, we repaid and terminated the Sterling Credit Line and simultaneously entered into a Line of Credit Agreement with Webster Business Credit Corporation (“Webster”) pursuant to which it may borrow up to $14 million during the next three years (the “Webster Credit Line”) against assignments of mortgages and other collateral. The Webster Credit Line provides for an interest rate equal to (i) LIBOR plus 4.75% or (ii) Webster’s base commercial lending rate plus 3.25%, as chosen by us for each drawdown, and expires on February 27, 2018. The credit line is secured by assignment of mortgages and other collateral and is guaranteed by Assaf Ran, our chief executive officer. At March 31, 2015, the outstanding amount under the Webster Credit Line was $9,316,046.

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

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.     CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015 (the “Evaluation Date”).  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 6.	EXHIBITS

Exhibit No.	Description
10.1	Line of Credit Agreement, entered into as of February 27, 2015, between the Company and Webster Business Credit Corporation (1)

31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act (filed herewith)

31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act (filed herewith)

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act (furnished herewith)

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act (furnished herewith)

101.INS	XBRL Instance Document

101.CAL	XBRL Taxonomy Extension Schema Document

101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

(1)	Previously filed as exhibit to Form 8-K on March 3, 2015 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Manhattan Bridge Capital, Inc. (Registrant)

Date: May 1, 2015	By: /s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2015	By: /s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

