Form 10-Q
period 2015-06-30
MANHATTAN BRIDGE CAPITAL, INC
filed 2015-07-31
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________ to _______________________________________

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

As of July 31, 2015, the Issuer had a total of 7,224,489 shares of Common Stock, $.001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$45,361	$47,676
Short term loans receivable	14,838,708	19,138,426
Interest receivable on loans	313,658	213,766
Other current assets	67,981	26,995
Total current assets	15,265,708	19,426,863

Long term loans receivable	11,068,550	4,894,050
Property and equipment, net	16,572	19,088
Security deposit	6,816	6,816
Investment in privately held company	50,000	65,000
Deferred financing costs	128,440	32,500

Total assets	$26,536,086	$24,444,317
Liabilities and Stockholders’ Equity
Current liabilities:
Short term loans	$1,095,620	$2,469,465
Line of credit	6,993,611	7,700,000
Accounts payable and accrued expenses	87,013	163,622
Deferred origination fees	175,448	244,776
Total liabilities, all current	8,351,692	10,577,863
Commitments and contingencies
Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; no shares issued	—	—
Common shares - $.001 par value; 25,000,000 authorized; 7,394,489 and 6,260,689 issued; 7,217,489 and 6,083,689 outstanding	7,394	6,260
Additional paid-in capital	18,400,776	14,116,183
Treasury stock, at cost – 177,000	(369,335)	(369,335)
Retained earnings	145,559	113,346
Total stockholders’ equity	18,184,394	13,866,454

Total liabilities and stockholders’ equity	$26,536,086	$24,444,317

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income from loans	$764,329	$518,065	$1,521,079	$1,025,436
Origination fees	147,625	112,017	302,636	213,556
Total Revenue	911,954	630,082	1,823,715	1,238,992

Operating costs and expenses:
Interest and amortization of debt service costs	150,721	122,906	333,777	239,329
Referral fees	1,115	275	2,312	384
General and administrative expenses	214,679	175,812	466,591	351,808
Total operating costs and expenses	366,515	298,993	802,680	591,521

Income from operations	545,439	331,089	1,021,035	647,471
Other income (Note 4)	—	6,887	—	13,774
Loss on write-down of investment in privately held company (Note 5)	(15,000)	—	(15,000)	—
Income before income tax benefit (expense)	530,439	337,976	1,006,035	661,245
Income tax benefit (expense)	—	83,000	—	(32,000)
Net income	$530,439	$420,976	$1,006,035	$629,245

Basic and diluted net income per common share outstanding:
—Basic	$0.08	$0.10	$0.16	$0.15
—Diluted	$0.08	$0.10	$0.16	$0.15

Weighted average number of common shares outstanding
—Basic	6,470,905	4,283,805	6,280,278	4,270,074
—Diluted	6,507,384	4,323,026	6,314,909	4,303,742

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net Income	$1,006,035	$629,245
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	15,460	—
Depreciation	3,200	—
Non cash compensation expense	6,832	6,832
Loss on write-down of investment in privately held company (Note 5)	15,000	—
Changes in operating assets and liabilities:
Interest receivable on loans	(99,892)	(28,762)
Other current and non current assets	(40,987)	(31,888)
Accounts payable and accrued expenses	(76,609)	(7,651)
Deferred origination fees	(69,327)	42,873
Income taxes payable	—	(242,995)
Net cash provided by operating activities	759,712	367,654

Cash flows from investing activities:
Issuance of short term loans	(8,825,000)	(9,764,000)
Collections received from loans	6,950,218	7,537,983
Purchase of fixed assets	(684)	—
Net cash used in investing activities	(1,875,466)	(2,226,017)

Cash flows from financing activities:
(Repayments of) proceeds from loans and lines of credit, net	(2,080,234)	1,250,000
Deferred financing costs	(111,400)	—
Capital raising costs	—	(204,429)
Proceeds from public offering, net	4,254,527	—
Proceeds from exercise of stock options and warrants	24,368	55,230
Dividend paid	(973,822)	(127,966)
Net cash provided by financing activities	1,113,439	972,835

Net decrease in cash and cash equivalents	(2,315)	(885,528)
Cash and cash equivalents, beginning of period	47,676	1,021,023
Cash and cash equivalents, end of period	$45,361	$135,495

Supplemental Cash Flow Information:
Taxes paid during the period	$—	$274,995
Interest paid during the period	$318,317	$239,329

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

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

Interest income from commercial loans is recognized, as earned, over the loan period.

Origination fee revenue on commercial loans is amortized over the term of the respective note.

Costs incurred in connection with the Company’s line of credit are being amortized over three years, using the straight-line method.

2.	RECENT TECHNICAL ACCOUNTING PRONOUNCEMENTS

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

In May 2015, the FASB issued ASU 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (a consensus of the Emerging Issues Task Force)". The ASU provides reporting entities with an option to measure the fair value of certain investments using net asset value instead of fair value. The ASU is effective for public entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

At June 30, 2015, we were committed to an additional $715,000 in construction loans that can be drawn by the borrowers when certain conditions are met.

At June 30, 2015, no one entity has loans outstanding representing more than 10% of the total balance of the loans outstanding.

At June 30, 2015, six of the loans in the Company’s portfolio were jointly funded by the Company and unrelated entities, for aggregate loans of $3,810,000. The accompanying balance sheets include the Company’s portion of the loans in the amount of $2,017,500.

Long Term Loans Receivable

Long term loans receivable comprise the loans that were extended beyond the original maturity dates, unless it is clear that the loan will be paid back by June 30, 2016. At June 30, 2015, the Company’s loan portfolio consists of $14,838,708 short term loans receivable and $11,068,550 long term loans receivable.

Credit Risk

Credit risk profile based on loan activity as of June 30, 2015 and 2014:

Performing loans	Developers- Residential	Developers- Commercial	Developers Mixed Used	Other	Total outstanding loans
June 30, 2015	$24,500,040	$1,400,000	$—	$7,218	$25,907,258
June 30, 2014	$15,019,000	$1,350,000	$525,000	$26,967	$16,920,967

At June 30, 2015, the Company’s commercial loans include loans in the amount of $179,050, $100,000, $350,000 and $3,962,500, originally due in 2009, 2010, 2013 and 2014, respectively. In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans. Accordingly, at June 30, 2015, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof included in operations.

Subsequent to the balance sheet date, $1,080,000 of the Company’s commercial loans outstanding at June 30, 2015 were paid off.

4.	INVESTMENT IN REAL ESTATE

Other income for the three and six month periods ended June 30, 2014 in the amount of $6,887 and $13,774, respectively, represents the aggregate monthly option fees paid to the Company by the option holder for the right to buy back the one remaining 2-family building located in the Bronx, New York then owned by the Company (the “Buy back Option”).  On October 2, 2014, the option holder exercised the Buy Back Option at the exercise price of $146,821.

5.	Investment in Privately Held Company

The Company had an original investment in a privately held Israeli-based company in the amount of $100,000. The privately held company offers surgeons and radiologists the ability to detect cancer in real time. Due to the fact that the privately held company has experienced delays in executing its business plan, the Company determined to write down the value of its investment to $65,000 at December 31, 2013. The Company further wrote down the value of its investment to $50,000 at June 30, 2015, resulting in a charge to the statement of operations of $15,000 for the three-month and six-month periods ended June 30, 2015.

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

The denominator is based on the following weighted average number of common shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic	6,470,905	4,283,805	6,280,278	4,270,074
Incremental shares for assumed conversion of options	36,479	39,221	34,631	33,668
Diluted	6,507,384	4,323,026	6,314,909	4,303,742

For the three and six month periods ended June 30, 2015, 26,521, and 28,369, stock options were not included in the diluted earnings per share calculation, respectively, because their effect would have been anti-dilutive.

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

Share based compensation expense recognized under ASC 718 for each of the three and six months ended June 30, 2015 and 2014 were $3,416 and $6,832, respectively, including the amortization of the fair value of the restricted shares granted on September 9, 2011, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value will be amortized over 15 years (See Note 8).

The exercise price of options granted under our stock option plan may not be less than the fair market value on the date of grant. The options may vest over a period not to exceed ten years. Stock options under our stock option plan may be awarded to officers, key-employees, consultants and non-employee directors of the Company. Under our stock option plan, generally each non-employee director of the Company is granted an option for 7,000 common shares upon first taking office, and through and including the fiscal year ended December 31, 2014, an annual option grant for an additional 7,000 common shares for each additional year in office. The objectives of our stock option plan include attracting and retaining key personnel, providing for additional performance incentives and promoting the success of the Company by increasing the efforts of such officers, employees, consultants and directors. Our stock option plan is the only plan that the Company has adopted with stock options available for grant.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average share assumptions used for grants in 2014: (1) expected life of 5 years; (2) annual dividend yield of 9.59%; (3) expected volatility 59.5%; (4) risk free interest rate of 1.71%.

The following summarizes stock option activity for the six month period ended June 30, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	82,000	$1.68
Granted	—	—
Exercised	(11,000)	1.22
Forfeited or expired	(7,000)	1.34
Outstanding at June 30, 2015	64,000	$1.80	2.70	$45,316
Vested and exercisable at June 30, 2015	63,000	$1.81	2.72	$44,717

There was no grant of options during the six month periods ended June 30, 2015 and 2014.

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

On May 29, 2015, in connection with the Company’s public offering in May 2015, the Company issued warrants to purchase 50,750 common shares, with an exercise price of $5.4875 per common share, to the representative of the underwriters of the offering.  The warrants are exercisable at any time, and from time to time, in whole or in part, commencing on May 22, 2016 and expire on May 22, 2020.  The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $54,928.

8.	RESTRICTED STOCK GRANT

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

Short Term Loans

At June 30, 2015, the Company owed an aggregate of $1,095,620 under five separate short term loans, bearing interest at rates ranging from 8% to 12% per annum. Two of the loans in the aggregate amount of $335,000, bearing interest at the rate of 10% per annum, are from a parent of a former member of the board of directors. Interest expense on such loans amounted to $14,368 for the six months ended June 30, 2015. The loans are secured by certain of the Company’s short term loans pursuant to a security agreement, and one of the loans is also personally guaranteed by the Company’s CEO.

Line of Credit

On February 27, 2015, the Company entered into a Line of Credit Agreement with Webster Business Credit Corporation (“Webster”) pursuant to which it may borrow up to $14 million until February 27, 2018 (the “Webster Credit Line”) against assignments of mortgages and other collateral. The Webster Credit Line provides for an interest rate of either LIBOR plus 4.75% or the base commercial lending rate of Webster plus 3.25% as chosen by the Company for each drawdown. The Webster Credit Line contains various covenants and restrictions, including limiting the amount that the Company can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans the Company makes to its customers. Mr. Ran has personally guaranteed all of the Company’s obligations to Webster. Total costs to establish Webster Credit Line were approximately $144,000. These costs are being amortized over three years, using the straight-line method. The amortization costs for the six month period ended June 30, 2015 were $15,460.

The Webster Credit Line replaced the $7.7 million credit facility (the “Sterling Credit Line”) with Sterling National Bank (“Sterling”). The Company paid off the entire balance due to Sterling with proceeds from the Webster Credit Line and terminated the Sterling Credit Line on February 27, 2015. In addition, the Company utilized the Webster Credit Line to repay in full loans from Mr. Ran in the aggregate amount of $1,100,000, as well as two short-term loans, outstanding at December 31, 2014, in the aggregate amount of $1,000,000, bearing interest at the rate of 12% per annum. At June 30, 2015, the outstanding amount under the Webster Credit Line was $6,993,611, then bearing interest at a rate of 4.9366% per annum.

10.	PUBLIC OFFERING

The Company completed a public offering of 1,015,000 common shares at a price to the public of $4.39 per share on May 29, 2015. The gross proceeds raised by the Company from the offering were approximately $4,460,000, before deducting underwriting discounts and commissions and other estimated offering expenses. The Company also granted the underwriter a 45-day option to purchase up to 152,250 additional common shares to cover over-allotments, if any.

In June 2015, the underwriter partially exercised its over-allotment option for an additional 105,000 common shares. The gross proceeds raised by the Company from the sale of the over-allotment option shares were approximately $460,000 resulting in total gross proceeds from the offering of approximately $4,920,000. The remaining option of 47,250 shares expired unexercised in July 2015.

The total net proceeds from the offering, including the sale of the over-allotment options shares, were approximately $4,250,000, after deducting underwriting discounts and commissions and offering expenses payable by us.

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

With respect to the Company's public offering in July 2014, the final prospectus may have been distributed and the offering consummated without distributing a preliminary prospectus meeting the requirements of Section 10 of the Securities Act of 1933, as amended, although the Company believes that a previously distributed prospectus met those requirements. As a result, purchasers of common shares in the offering may be entitled to rescind their purchase and receive a refund of their original purchase price. In order to receive a refund, a purchaser is required to notify the Company in writing of the purchaser’s election to rescind the transaction by July 28, 2015 and, if the notice is accepted, return all common shares purchased in the offering along with dividends received on such shares. If the rescission notice is not accepted by the Company, the purchaser may bring a rescission action against the Company by such date to compel such action. As of July 30, 2015, the Company has not received any notice regarding this matter.

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

We are a New York-based real estate finance company that specializes in originating, servicing and managing a portfolio of first mortgage loans. We offer short-term, secured, non–banking loans (sometimes referred to as “hard money” loans) to real estate investors to fund their acquisition, renovation, rehabilitation or development of residential or commercial properties located in the New York metropolitan area. We are organized and conduct our operations to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. We believe we qualify as a REIT for our taxable year ended December 31, 2014 and we intend to elect to be taxed as a REIT when we file our 2014 tax return, which we expect will occur on or before September 15, 2015. As a REIT, we are required to distribute at least 90% of our taxable income to our shareholders on an annual basis.

The properties securing our loans are generally classified as residential or commercial real estate and, typically, are held for resale or investment and are not income producing. Each loan is secured by a first mortgage lien on real estate. In addition, each loan is personally guaranteed by the principal(s) of the borrower guaranty, which guaranty may be collaterally secured by a pledge of the guarantor’s interest in the borrower. The face amounts of the loans we originate historically have ranged from $14,000 to a maximum of $1.3 million. Our board of directors established a policy limiting the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $1.4 million. Our loans typically have a maximum initial term of one year and bear interest at a flat rate of 12% to 15% per year. In addition, we usually receive origination fees, or “points,” ranging from 1% to 3% of the original principal amount of the loan as well as other fees relating to underwriting, funding and managing the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser), and in the case of construction financing, up to 80% of construction costs.

For the six month periods ended June 30, 2015 and 2014 the total amounts of $8,825,000 and $9,764,000 have been lent, offset by collections received from borrowers, under our commercial loans in the amount of $6,950,218 and $7,537,983, respectively.

We use our own employees, outside lawyers and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions. Outside appraisers are also used to assist us in evaluating the worth of collateral. To date, we have not experienced any defaults and none of the loans previously made have been non-collectable, although no assurances can be given that existing or future loans may not go into default or prove to be non-collectible in the future.

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

At June 30, 2015, we were committed to an additional $715,000 in construction loans that can be drawn by the borrower when certain conditions are met.

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

On May 29, 2015, we completed another public offering of 1,015,000 common shares. In June 2015, the underwriter partially exercised its over-allotment option for an additional 105,000 common shares. The gross proceeds from the offering, including the partial exercise of the over-allotment option, were approximately $4.9 million and the net proceeds were approximately $4.3 million, after deducting our underwriting discounts and commissions and offering expenses.

Results of Operations

Three Months Ended June 30, 2015 compared to Three Months Ended June 30, 2014

Revenue

Total revenues for the three month period ended June 30, 2015 were approximately $912,000 compared to approximately $630,000 for the three month period ended June 30, 2014, an increase of $282,000, or 44.8%. The increase in revenue represents an increase in lending operations. For the three month periods ended June 30, 2015 and 2014, approximately $764,000 and $518,000, respectively, of our revenues were attributable to interest income on the secured commercial loans that we offer to small businesses, and approximately $148,000 and $112,000, respectively, of our revenues were attributable to origination fees on such loans. Our loans are principally secured by collateral consisting of real property and, generally, accompanied by personal guarantees.

Interest and amortization of debt service costs

Interest and amortization of debt service costs for the three month period ended June 30, 2015 were approximately $151,000 compared to approximately $123,000 for the three month period ended June 30, 2014, an increase of $28,000, or 22.8%. The increase in interest and amortization of debt service costs was primarily attributable to the establishment and use of the Webster Credit Line (See Note 9 to the financial statements included elsewhere in this report) in order to increase our ability to make loans.

General and administrative expenses

General and administrative expenses for the three month period ended June 30, 2015 were approximately $215,000 compared to approximately $176,000 for the three month period ended June 30, 2014, an increase of $39,000, or 22.2%. The increase is primarily attributable to increases in public relations, payroll, travel and meal expenses.

Other income

Other income for the three month periods ended June 30, 2015 and 2014 was $0 and approximately $7,000, respectively, which represents the fees generated from the remaining seller buy back option in 2014. (See Note 4 to the financial statements included elsewhere in this report.)

Write-down of investment in privately held company

Write-down of investment in privately held company for the three month periods ended June 30, 2015 and 2014 was $15,000 and $0, respectively. In 2015, we wrote down the value of our investment in a privately held company due to the fact that it has experienced delays in executing its business plan. (See Note 5 to the financial statements included elsewhere in this report).

Income tax benefit

For the three month periods ended June 30, 2015 and 2014, we had income tax benefit of $0 and $83,000, respectively. In 2014, we reversed $83,000 of our income tax accrual at June 30, 2014 because we determined that we satisfied all of the requirements to be taxed as a REIT and intend to elect REIT status beginning with our 2014 tax year.

Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014

Revenue

Total revenues for the six month period ended June 30, 2015 were approximately $1,824,000 compared to approximately $1,239,000 for the six month period ended June 30, 2014, an increase of $585,000, or 47.2%. The increase in revenue represents an increase in lending operations. For the six month periods ended June 30, 2015 and 2014, revenues of approximately $1,521,000 and $1,025,000, respectively, were attributable to interest income on the secured commercial loans that we offer to small businesses, and approximately $303,000 and $214,000, respectively, were attributable to origination fees on such loans. Our loans are principally secured by collateral consisting of real property and, generally, accompanied by personal guarantees.

Interest and amortization of debt service costs

Interest and amortization of debt service costs for the six month period ended June 30, 2015 were approximately $334,000 compared to approximately $239,000 for the six month period ended June 30, 2014, an increase of $95,000, or 39.7%. The increase in interest and amortization of debt service costs was primarily attributable to the additional short term loans received by us and our use of the lines of credit available to us (See Note 9 to the financial statements included elsewhere in this report) in order to increase our ability to make loans.

General and administrative expense

General and administrative expenses for the six month period ended June 30, 2015 were approximately $467,000 compared to approximately $352,000 for the six month period ended June 30, 2014, an increase of $115,000, or 32.7%. The increase is primarily attributable to a special bonus to officers for establishing the Webster Credit Line (See Note 9 to the financial statements included elsewhere in this report), and increases in payroll, public relations, consulting, travel and meal expenses.

Other income

Other income for the six month periods ended June 30, 2015 and 2014, was $0 and approximately $14,000, respectively, which represents the fees generated from the remaining seller buy back option in 2014. (See Note 4 to the financial statements included elsewhere in this report.)

Write-down of investment in privately held company

Write-down of investment in privately held company for the six month periods ended June 30, 2015 and 2014 was $15,000 and $0, respectively. In 2015, we wrote down the value of our investment in a privately held company due to the fact that it has experienced delays in executing its business plan. (See Note 5 to the financial statements included elsewhere in this report).

Income tax expense

For the six month periods ended June 30, 2015 and 2014, we had income tax expenset of $0 and $32,000, respectively. In 2014, the income tax expense was primarily due to our determination that we under accrued the prior year's income tax expense.

Liquidity and Capital Resources

At June 30, 2015, we had cash and cash equivalents of approximately $45,000 and working capital of approximately $6,914,000 compared to cash and cash equivalents of approximately $48,000 and working capital of $8,849,000 at December 31, 2014. The decrease in working capital is primarily attributable to the reclassification of a portion of short-term loans to long-term loans receivable, offset by a decrease in short term loans payable. At June 30, 2015, our long-term loans receivable represents 42.72% of our loan portfolio, compared to 20.36% at December 31, 2014.

For the six month periods ended June 30, 2015 and 2014, net cash provided by operating activities were approximately $760,000 and $368,000, respectively. The increase in net cash provided by operating activities primarily results from an increase in net income, offset by an increase in interest receivable on loans, and decreases in accounts payable and accrued expenses and in deferred origination fees.

Net cash used in investing activities was approximately $1,875,000 for the six month period ended June 30, 2015, compared to approximately $2,226,000 for the same period ended June 30, 2014. Net cash used in investing activities for the six month period ended June 30, 2015 consisted of the issuance of our short term commercial loans of $8,825,000, offset by collection of these loans of approximately $6,950,000. In the period ended June 30, 2014, net cash used in investing activities consisted of the issuance of our short term commercial loans of $9,764,000, offset by collection of these loans of approximately $7,538,000.

Net cash provided by financing activities for the six month period ended June 30, 2015 was approximately $1,113,000, compared to $973,000 for the period ended June 30, 2014. Net cash provided by financing activities for the six month period ended June 30, 2015 reflects the net proceeds from the public offering of approximately $4,255,000 and the proceeds from the exercise of stock options and warrants of approximately $24,000, offset by the repayments of short-term loans and lines of credit in the net amount of approximately $2,080,000, the dividend payment of approximately $974,000, and the deferred financing costs on the establishment of the Webster Credit Line (as described below) in the amount of approximately $111,000. In the period ended June 30, 2014, net cash provided by financing reflects the use of the Sterling Credit Line of $1,250,000 and the proceeds from exercise of stock options of approximately $55,000, offset by the capital raising costs in the amount of approximately $204,000 and the dividend payment of approximately $128,000.

Until our initial public offering in 1999, our only source of funds was cash flow from operations, which funded both our working capital needs and capital expenditures. In May 1999 we completed our initial public offering in which we raised net proceeds of approximately $6.4 million.

On February 27, 2015, we entered into a Line of Credit Agreement with Webster Business Credit Corporation (“Webster”) pursuant to which we may borrow up to $14 million until February 27, 2018 (the “Webster Credit Line”) against assignments of mortgages and other collateral. The Webster Credit Line provides for an interest rate of either LIBOR plus 4.75% or the base commercial lending rate of Webster plus 3.25% as chosen by us for each drawdown. The Webster Credit Line contains various covenants and restrictions, including limiting the amount that we can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans we make to our customers. Mr. Ran, has personally guaranteed all of our obligations to Webster.

The Webster Credit Line replaced the $7.7 million credit facility (the “Sterling Credit Line”) with Sterling National Bank (“Sterling”). We paid off the entire balance due to Sterling with proceeds from the Webster Credit Line and terminated the Sterling Credit Line on February 27, 2015. In addition, we utilized the Webster Credit Line to repay in full loans from Mr. Ran in the aggregate amount of $1,100,000, as well as two short-term loans, outstanding at December 31, 2014, in the aggregate amount of $1,000,000, bearing interest at the rate of 12% per annum. At June 30, 2015, the outstanding amount under the Webster Credit Line was $6,993,611, then bearing interest at a rate of 4.9366% per annum.

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

With respect to our public offering in July 2014, the final prospectus may have been distributed and the offering consummated without distributing a preliminary prospectus meeting the requirements of Section 10 of the Securities Act of 1933, as amended, although we believe that a previously distributed prospectus met those requirements. As a result, purchasers of common shares in the offering may be entitled to rescind their purchase and receive a refund of their original purchase price. In order to receive a refund, a purchaser is required to notify us in writing of the purchaser’s election to rescind the transaction by July 28, 2015 and, if the notice is accepted, return all common shares purchased in the offering along with dividends received on such shares. If we do not accept the rescission notice, the purchaser may bring a rescission action against us by such date to compel such action. As of July 30, 2015, we have not received any notice regarding this matter.

On May 29, 2015, we completed another public offering of 1,015,000 common shares. In June 2015, the underwriter partially exercised its over-allotment option for an additional 105,000 common shares. The gross proceeds from the offering, including the partial exercise of the over-allotment option, were approximately $4.9 million and the net proceeds were approximately $4.3 million, after deducting our underwriting discounts and commissions and offering expenses.

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

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Our management, namely our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015 (the “Evaluation Date”).  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, namely our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Manhattan Bridge Capital, Inc. (Registrant)

Date: July 31, 2015	By: /s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2015	By: /s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

