Form 10-Q
period 2015-09-30
MANHATTAN BRIDGE CAPITAL, INC
filed 2015-10-29
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________________ to ________________________________

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

As of October 29, 2015, the registrant had a total of 7,231,489 shares of Common Stock, $.001 par value per share, outstanding.

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

PART I.       FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$61,144	$47,676
Short term loans receivable	15,633,990	19,138,426
Interest receivable on loans	322,582	213,766
Other current assets	54,370	26,995
Total current assets	16,072,086	19,426,863

Long term loans receivable	13,510,050	4,894,050
Property and equipment, net	17,636	19,088
Security deposit	6,816	6,816
Investment in privately held company	50,000	65,000
Deferred financing costs	116,399	32,500

Total assets	$29,772,987	$24,444,317

Liabilities and Stockholders’ Equity
Current liabilities:
Short term loans	$1,095,620	$2,469,465
Line of credit	10,098,083	7,700,000
Accounts payable and accrued expenses	89,591	163,622
Deferred origination fees	249,135	244,776
Total liabilities, all current	11,532,429	10,577,863

Commitments and contingencies
Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; no shares issued	—	—
Common shares - $.001 par value; 25,000,000 authorized; 7,401,489 and 6,260,689 issued; 7,224,489 and 6,083,689 outstanding	7,401	6,260
Additional paid-in capital	18,395,326	14,116,183
Treasury stock, at cost – 177,000	(369,335)	(369,335)
Retained earnings	207,166	113,346
Total stockholders’ equity	18,240,558	13,866,454

Total liabilities and stockholders’ equity	$29,772,987	$24,444,317

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Interest income from loans	$871,250	$631,640	$2,392,329	$1,657,076
Origination fees	160,456	134,080	463,092	347,637
Total Revenue	1,031,706	765,720	2,855,421	2,004,713

Operating costs and expenses:
Interest and amortization of debt service costs	159,875	144,392	493,652	383,721
Referral fees	948	665	3,260	1,049
General and administrative expenses	229,873	202,822	696,464	554,631
Total operating costs and expenses	390,696	347,879	1,193,376	939,401
Income from operations	641,010	417,841	1,662,045	1,065,312
Other income (Note 4)	—	6,887	—	20,661
Loss on write-down of investment in privately held company (Note 5)	—	—	(15,000)	—
Income before income tax (expense) benefit	641,010	424,728	1,647,045	1,085,973
Income tax (expense) benefit	(2,005)	4,291	(2,005)	(27,709)

Net Income	$639,005	$429,019	$1,645,040	$1,058,264

Basic and diluted net income per common share outstanding:
—Basic	$0.09	$0.08	$0.25	$0.23
—Diluted	$0.09	$0.08	$0.25	$0.22

Weighted average number of common shares outstanding
—Basic	7,223,043	5,487,494	6,597,987	4,680,340
—Diluted	7,263,017	5,526,798	6,637,755	4,727,966

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months
	Ended September 30,
	2015	2014
Cash flows from operating activities:
Net Income	$1,645,040	$1,058,264
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	27,501	—
Depreciation	4,926	—
Non cash compensation expense	10,248	17,799
Loss on write-down of investment in privately held company (Note 5)	15,000	—
Changes in operating assets and liabilities:
Interest receivable on loans	(108,815)	(21,850)
Other current and non current assets	(27,377)	(33,357)
Accounts payable and accrued expenses	(74,031)	(14,409)
Deferred origination fees	4,360	149,550
Income taxes payable	—	(373,219)
Net cash provided by operating activities	1,496,852	782,778

Cash flows from investing activities:
Issuance of short term loans	(15,346,500)	(18,827,000)
Collections received from loans	10,234,936	10,518,616
Purchase of fixed assets	(3,474)	—
Net cash used in investing activities	(5,115,038)	(8,308,384)

Cash flows from financing activities:
Proceeds from loans and line of credit, net	1,024,238	2,650,000
Proceeds from public offering, net	4,237,199	4,288,765
Deferred financing costs	(111,400)	—
Proceeds from exercise of stock options and warrants	32,838	55,230
Dividends paid	(1,551,221)	(429,329)
Net cash provided by financing activities	3,631,654	6,564,666

Net increase (decrease) in cash and cash equivalents	13,468	(960,940)
Cash and cash equivalents, beginning of period	47,676	1,021,023
Cash and cash equivalents, end of period	$61,144	$60,083

Supplemental Cash Flow Information:
Taxes paid during the period	$29	$415,928
Interest paid during the period	$423,650	$383,721

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

1.	THE COMPANY

The accompanying unaudited consolidated financial statements of Manhattan Bridge Capital, Inc. (“MBC”), a New York corporation, and its wholly-owned subsidiary DAG Funding Solutions, Inc. (“DAG Funding”) (collectively referred to herein as the “Company”) have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2014. Results of consolidated operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year.

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

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (a consensus of the Emerging Issues Task Force)”. The ASU provides reporting entities with an option to measure the fair value of certain investments using net asset value instead of fair value. The ASU is effective for public entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting”. The ASU incorporates the SEC staff’s announcement that clarifies the exclusion of line-of-credit arrangements from the scope of ASU 2015-03. Therefore, debt issuance costs related to line-of-credit arrangements can be deferred and presented as an asset that is subsequently amortized over the time of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The ASU should be adopted concurrent with adoption of ASU 2015-03. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

 Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

3.	COMMERCIAL LOANS

Short Term Loans Receivable

The Company offers short-term secured non–banking loans to real estate investors (also known as hard money) to fund their acquisition and construction of properties located in the New York Metropolitan area. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the businesses. The loans are generally for a term of one year. The short term loans are initially recorded, and carried thereafter, in the financial statements at cost. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term. When a performing loan reaches its maturity and the borrower requests an extension we may extend the term of the loan beyond one year and reclassify it as part of long term loans receivable. Prior to granting an extension of any loan, we reevaluate the underlying collateral.

At September 30, 2015, we were committed to an additional $1,820,000 in construction loans that can be drawn by the borrower when certain conditions are met.

At September 30, 2015, no one entity has loans outstanding representing more than 10% of the total balance of the loans outstanding.

At September 30, 2015, four of the loans in the Company’s portfolio were jointly funded by the Company and unrelated entities, for aggregate loans of $2,270,000. The accompanying balance sheet includes the Company’s portion of the loans in the amount of $1,447,500.

Subsequent to the balance sheet date, $642,500 of the Company’s short term loans receivable outstanding at September 30, 2015 were paid off.

Long Term Loans Receivable

Long term loans receivable is comprised of the loans that were extended beyond the original maturity dates, unless it is clear that the loan will be paid back by September 30, 2016. At September 30, 2015, the Company’s loan portfolio consists of $15,633,990 short term loans receivable and $13,510,050 long term loans receivable.

At September 30, 2015, the Company’s long term loans receivable consists of loans in the amount of $179,050, $100,000, $350,000, $3,225,000 and $9,656,000, originally due in 2009, 2010, 2013, 2014 and earlier in 2015, respectively. In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans. Accordingly, at September 30, 2015, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof included in operations.

Credit Risk

Credit risk profile based on loan activity as of September 30, 2015 and 2014:

	Developers- Residential	Developers- Commercial	Developers Mixed Used	Other	Total outstanding loans
September 30, 2015	$27,526,540	$1,000,000	$617,500	$—	$29,144,040
September 30, 2014	$21,246,050	$1,715,000	$20,000	$22,285	$23,003,335

4.	INVESTMENT IN REAL ESTATE

Other income for the three and nine month periods ended September 30, 2014 in the amount of $6,887 and $20,661, respectively, represents the aggregate monthly option fees paid to the Company by the option holder for the right to buy back the one remaining 2-family building located in the Bronx, New York then owned by the Company (the “Buy back Option”).  On October 2, 2014, the option holder exercised the Buy Back Option at the exercise price of $146,821.

5.	Investment in Privately Held Company

The Company had an original investment in a privately held Israeli-based company in the amount of $100,000. The privately held company offers surgeons and radiologists the ability to detect cancer in real time. Due to the fact that the privately held company has experienced delays in executing its business plan, the Company determined to write down the value of its investment to $65,000 at December 31, 2013. The Company further wrote down the value of its investment to $50,000 at June 30, 2015, resulting in a charge to the statement of operations of $15,000 for the nine month period ended September 30, 2015.

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

The denominator is based on the following weighted average number of common shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic	7,223,043	5,487,494	6,597,987	4,680,340
Incremental shares for assumed conversion of options	39,974	39,304	39,768	47,626
Diluted	7,263,017	5,526,798	6,637,755	4,727,966

For the three and nine month periods ended September 30, 2015, 103,745 and 103,951, exercisable stock options and warrants were not included in the diluted earnings per share calculation, respectively, because their effect would have been anti-dilutive.

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

Share based compensation expense recognized under ASC 718 for the three and nine months ended September 30, 2015 were $3,416 and $10,248, respectively. Share based compensation expense recognized under ASC 718 for the three and nine months ended September 30, 2014 were $10,967 and $17,799, respectively.

The share based compensation expense included the amortization of the fair value of the restricted shares granted to the Company’s CEO on September 9, 2011, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value will be amortized over 15 years.

The exercise price of options granted under our stock option plan may not be less than the fair market value on the date of grant. The options may vest over a period not to exceed ten years. Stock options under our stock option plan may be awarded to officers, key-employees, consultants and non-employee directors of the Company. Under our stock option plan, generally, each non-employee director of the Company is granted an option for 7,000 common shares upon first taking office, and through and including the fiscal year ended December 31, 2014, an annual option grant for an additional 7,000 common shares for each additional year in office. The objectives of our stock option plan include attracting and retaining key personnel, providing for additional performance incentives and promoting the success of the Company by increasing the efforts of such officers, employees, consultants and directors. Our stock option plan is the only plan that the Company has adopted with stock options available for grant.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average share assumptions used for grants in 2014: (1) expected life of 5 years; (2) annual dividend yield of 9.59%; (3) expected volatility 59.5%; (4) risk free interest rate of 1.71%.

The following summarizes stock option activity for the nine month period ended September 30, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	82,000	$1.68
Granted	—	—
Exercised	(18,000)	1.22
Forfeited or expired	(7,000)	1.34
Outstanding at September 30, 2015	57,000	$1.87	2.63	$40,291
Vested and exercisable at September 30, 2015	56,000	$1.88	2.66	$39,692

The weighted-average fair value of options granted during the nine month period ended September 30, 2014, estimated as of the grant date using the Black-Scholes option valuation model, were $0.72 per option. There was no grant of options during the nine month period ended September 30, 2015.

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

8.	LOANS AND LINE OF CREDIT

Short Term Loans

At September 30, 2015, the Company owed an aggregate of $1,095,620 under five separate short term loans, bearing interest at rates ranging from 8% to 12% per annum. Two of the loans in the aggregate amount of $335,000, bearing interest at the rate of 10% per annum, are from a parent of a former member of the board of directors. Interest expense on such loans amounted to $22,743 for the nine months ended September 30, 2015. The loans are secured by certain of the Company’s short term loans pursuant to a security agreement, and one of the loans is also personally guaranteed by the Company’s CEO.

Line of Credit

On February 27, 2015, the Company entered into a Line of Credit Agreement with Webster Business Credit Corporation (“Webster”) pursuant to which it may borrow up to $14 million until February 27, 2018 (the “Webster Credit Line”) against assignments of mortgages and other collateral. The Webster Credit Line provides for an interest rate of either LIBOR plus 4.75% or the base commercial lending rate of Webster plus 3.25% as chosen by the Company for each drawdown. The Webster Credit Line contains various covenants and restrictions, including limiting the amount that the Company can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans the Company makes to its customers. Mr. Ran has personally guaranteed all of the Company’s obligations to Webster. Total costs to establish the Webster Credit Line were approximately $144,000. These costs are being amortized over three years, using the straight-line method. The amortization costs for the nine month period ended September 30, 2015 were $27,501.

The Webster Credit Line replaced the $7.7 million credit facility (the “Sterling Credit Line”) with Sterling National Bank (“Sterling”). The Company paid off the entire balance due to Sterling with proceeds from the Webster Credit Line and terminated the Sterling Credit Line on February 27, 2015. In addition, the Company utilized the Webster Credit Line to repay in full loans from Mr. Ran in the aggregate amount of $1,100,000, as well as two short-term loans, outstanding at December 31, 2014, in the aggregate amount of $1,000,000, bearing interest at the rate of 12% per annum. At September 30, 2015, the outstanding amount under the Webster Credit Line was $10,098,083, then bearing interest at a rate of 4.943% per annum.

9.	PUBLIC OFFERING

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

In June 2015, the underwriter partially exercised its over-allotment option for an additional 105,000 common shares. The gross proceeds raised by the Company from the sale of the over-allotment option shares were approximately $460,000, resulting in total gross proceeds from the offering of approximately $4,920,000. The remaining over-allotment option of 47,250 shares expired unexercised in July 2015.

The total net proceeds from the offering, including the sale of the over-allotment option shares, were approximately $4,240,000, after deducting underwriting discounts and commissions and offering expenses payable by us.

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

We are a New York-based real estate finance company that specializes in originating, servicing and managing a portfolio of first mortgage loans. We offer short-term, secured, non–banking loans (sometimes referred to as “hard money” loans) to real estate investors to fund their acquisition, renovation, rehabilitation or development of residential or commercial properties located in the New York metropolitan area. We are organized and conduct our operations to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. We elected to be taxed as a REIT commencing with our taxable year ended December 31, 2014. As a REIT, we are required to distribute at least 90% of our taxable income to our shareholders on an annual basis.

The properties securing our loans are generally classified as residential or commercial real estate and, typically, are held for resale or investment and are not income producing. Each loan is secured by a first mortgage lien on real estate. In addition, each loan is personally guaranteed by the principal(s) of the borrower guaranty, which guaranty may be collaterally secured by a pledge of the guarantor’s interest in the borrower. The face amounts of the loans we originate historically have ranged from $14,000 to a maximum of $1,475,000. Our board of directors established a policy limiting the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $1.5 million. Our loans typically have a maximum initial term of one year and bear interest at a flat rate of 12% to 15% per year. In addition, we usually receive origination fees, or “points,” ranging from 1% to 3% of the original principal amount of the loan as well as other fees relating to underwriting, funding and managing the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser), and in the case of construction financing, up to 80% of construction costs.

For the nine month periods ended September 30, 2015 and 2014 the total amounts of $15,346,500 and $18,827,000 have been lent, respectively, offset by collections received from borrowers, under our commercial loans in the amount of $10,234,936 and $10,518,616, respectively.

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

We generally grant loans for a term of one year. When a performing loan reaches its maturity and the borrower requests an extension we may extend the term of the loan beyond one year and reclassify it as part of long term loans receivable. Prior to granting an extension of any loan, we reevaluate the underlying collateral.

At September 30, 2015, we were committed to an additional $1,820,000 in construction loans that can be drawn by the borrower when certain conditions are met.

In July 2014, we completed a public offering of 1,754,386 common shares. The gross proceeds from the offering were $5.0 million and the net proceeds were approximately $4.3 million, after deducting our underwriting discounts and commissions and offering expenses.

As a result of the July 2014 public offering, we satisfy all of the requirements to be taxed as a REIT. We elected to be taxed as a REIT commencing with our taxable year ended December 31, 2014. In order to maintain our qualification as a REIT and avoid any excise tax on our net taxable income, we are required to distribute each year at least 90% of our taxable income. If we distribute less than 100% of our taxable income (but more than 90%), the undistributed portion will be taxed at the regular corporate income tax rates. As a REIT, we may also be subject to federal excise taxes and minimum state taxes.

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

On May 29, 2015, we completed another public offering of 1,015,000 common shares. In June 2015, the underwriter partially exercised its over-allotment option for an additional 105,000 common shares. The gross proceeds from the offering, including the partial exercise of the over-allotment option, were approximately $4.9 million and the net proceeds were approximately $4.2 million, after deducting our underwriting discounts and commissions and offering expenses.

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenue

Total revenues for the three month period ended September 30, 2015 were approximately $1,032,000 compared to approximately $766,000 for the three month period ended September 30, 2014, an increase of $266,000, or 34.7%. The increase in revenue represents an increase in lending operations. For the three month periods ended September 30, 2015 and 2014, approximately $871,000 and $632,000, respectively, of our revenues were attributable to interest income on the secured commercial loans that we offer to small businesses, and approximately $160,000 and $134,000, respectively, of our revenues were attributable to origination fees on such loans. Our loans are principally secured by collateral consisting of real property and, generally, accompanied by personal guarantees.

Interest and amortization of debt service costs

Interest and amortization of debt service costs for the three month period ended September 30, 2015 was approximately $160,000 compared to approximately $144,000 for the three month period ended September 30, 2014, an increase of $16,000, or 11.1%. The increase in interest and amortization of debt service costs was primarily attributable to the establishment and use of the Webster Credit Line (See Note 8 to the financial statements included elsewhere in this report) in order to increase our ability to make loans.

General and administrative expenses

General and administrative expenses for the three month period ended September 30, 2015 were approximately $230,000 compared to approximately $203,000 for the three month period ended September 30, 2014, an increase of $27,000, or 13.3%. The increase is primarily attributable to increases in payroll, consulting, travel and meal expenses.

Other income

Other income for the three month periods ended September 30, 2015 and 2014 was $0 and approximately $7,000, respectively, which represents the fees generated from the remaining seller buy back option in 2014. This option was fully exercised by the option holder in October 2014. (See Note 4 to the financial statements included elsewhere in this report.)

Income tax (expense) benefit

We elected to be taxed as a REIT commencing with our taxable year ended December 31, 2014. The income tax expense of approximately $2,000 for the three month period ended September 30, 2015 represents the minimum state taxes. The income tax benefit of approximately $4,000 for the three month period ended September 30, 2014 represents the over-accrual of 2013 income taxes.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenue

Total revenues for the nine month period ended September 30, 2015 were approximately $2,855,000 compared to approximately $2,005,000 for the nine month period ended September 30, 2014, an increase of $850,000, or 42.4%. The increase in revenue represents an increase in lending operations. For the nine month periods ended September 30, 2015 and 2014, revenues of approximately $2,392,000 and $1,657,000, respectively, were attributable to interest income on the secured commercial loans that we offer to small businesses, and approximately $463,000 and $348,000, respectively, were attributable to origination fees on such loans. Our loans are principally secured by collateral consisting of real property and, generally, accompanied by personal guarantees.

Interest and amortization of debt service costs

Interest and amortization of debt service costs for the nine month period ended September 30, 2015 were approximately $494,000 compared to approximately $384,000 for the nine month period ended September 30, 2014, an increase of $110,000, or 28.6%. The increase in interest and amortization of debt service costs was primarily attributable to the establishment of the Webster Credit Line and our use of the lines of credit available to us (See Note 8 to the financial statements included elsewhere in this report) in order to increase our ability to make loans.

General and administrative expenses

General and administrative expenses for the nine month period ended September 30, 2015 were approximately $696,000 compared to approximately $555,000 for the nine month period ended September 30, 2014, an increase of $141,000 or 25.4%. The increase is primarily attributable to a special bonus to officers for establishing the Webster Credit Line (See Note 8 to the financial statements included elsewhere in this report), and increases in payroll, consulting, banking, travel and meal expenses.

Other income

Other income for the nine month periods ended September 30, 2015 and 2014, was $0 and approximately $21,000, respectively, which represents the fees generated from the remaining seller buy back option in 2014. This option was fully exercised by the option holder in October 2014. (See Note 4 to the financial statements included elsewhere in this report.)

Write-down of investment in privately held company

Write-down of investment in privately held company for the nine month periods ended September 30, 2015 and 2014 was $15,000 and $0, respectively. In 2015, we wrote down the value of our investment in a privately held company due to the fact that it has experienced delays in executing its business plan. (See Note 5 to the financial statements included elsewhere in this report).

Income tax expense

We elected to be taxed as a REIT commencing with our taxable year ended December 31, 2014. For the nine month periods ended September 30, 2015 and 2014, we had income tax expenses of approximately $2,000 and $28,000, respectively. In 2015, the income tax expense represents the minimum state taxes. In 2014, the income tax expense was primarily due to our determination that we under accrued 2013 income tax expense.

Liquidity and Capital Resources

At September 30, 2015, we had cash and cash equivalents of approximately $61,000 and working capital of approximately $4,540,000 as compared to cash and cash equivalents of approximately $48,000 and working capital of $8,849,000 at December 31, 2014. The decrease in working capital is primarily attributable to the reclassification of a portion of short-term loans to long-term loans receivable. At September 30, 2015, our long-term loans receivable represents 46.36% of our loan portfolio, compared to 20.36% at December 31, 2014.

For the nine month periods ended September 30, 2015 and 2014, net cash provided by operating activities were approximately $1,497,000 and $783,000, respectively. The increase in net cash provided by operating activities primarily results from an increase in net income, offset by an increase in interest receivable on loans and a decrease in accounts payable and accrued expenses.

Net cash used in investing activities for the nine month period ended September 30, 2015 was approximately $5,115,000 as compared to approximately $8,308,000 for the period ended September 30, 2014. Net cash used in investing activities for the nine month period ended September 30, 2015 consisted of the issuance of our short term commercial loans in the amount of approximately $15,347,000 and the purchase of fixed assets of approximately of $3,000, offset by collection of these loans in the amount of approximately $10,235,000. In the period ended September 30, 2014 net cash used in investing activities consisted of the issuance of our short term commercial loans in the amount of $18,827,000, offset by collection of these loans in the amount of approximately $10,519,000.

Net cash provided by financing activities for the nine month period ended September 30, 2015 was approximately $3,632,000 as compared to approximately $6,565,000 for the period ended September 30, 2014. Net cash provided by financing activities for the nine month period ended September 30, 2015 reflects the net proceeds from the public offering of approximately $4,237,000, the proceeds from lines of credit and short-term loans in the net amount of approximately $1,024,000 and the proceeds from the exercise of stock options and warrants of approximately $33,000, offset by the dividend payment of approximately $1,551,000, and the deferred financing costs on the establishment of the Webster Credit Line (as described below) in the amount of approximately $111,000. In the period ended September 30, 2014, net cash provided by financing activities reflects the net proceeds from the public offering of approximately $4,289,000, the proceeds from the Sterling Credit Line and short-term loans in the amount of $2,650,000 and the proceeds from exercise of stock options of approximately $55,000, offset by dividend payments of approximately $429,000.

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

The Webster Credit Line replaced the $7.7 million credit facility (the “Sterling Credit Line”) with Sterling National Bank (“Sterling”). We paid off the entire balance due to Sterling with proceeds from the Webster Credit Line and terminated the Sterling Credit Line on February 27, 2015. In addition, we utilized the Webster Credit Line to repay in full loans from Mr. Ran in the aggregate amount of $1,100,000, as well as two short-term loans, outstanding at December 31, 2014, in the aggregate amount of $1,000,000, bearing interest at the rate of 12% per annum. At September 30, 2015, the outstanding amount under the Webster Credit Line was $10,098,083, then bearing interest at a rate of 4.943% per annum.

In July 2014, we completed a public offering of 1,754,386 common shares. The gross proceeds from the offering were $5.0 million and the net proceeds were approximately $4.3 million, after deducting our underwriting discounts and commissions and offering expenses.

As a result of the July 2014 public offering, we satisfy all of the requirements to be taxed as a REIT. We elected to be taxed as a REIT commencing with our taxable year ended December 31, 2014. In order to maintain our qualification as a REIT and avoid any excise tax on our net taxable income, we are required to distribute each year at least 90% of our taxable income. If we distribute less than 100% of our taxable income (but more than 90%), the undistributed portion will be taxed at the regular corporate income tax rates. As a REIT, we may also be subject to federal excise taxes and minimum state taxes.

On May 29, 2015, we completed another public offering of 1,015,000 common shares. In June 2015, the underwriter partially exercised its over-allotment option for an additional 105,000 common shares. The gross proceeds from the offering, including the partial exercise of the over-allotment option, were approximately $4.9 million and the net proceeds were approximately $4.2 million, after deducting our underwriting discounts and commissions and offering expenses.

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

(a)	Evaluation and Disclosure Controls and Procedures

Our management, namely our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015 (the “Evaluation Date”).  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, namely our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Manhattan Bridge Capital, Inc. (Registrant)

Date: October 29, 2015	By: /s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2015	By: /s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

- 17 -