Form 10-K
period 2015-12-31
MANHATTAN BRIDGE CAPITAL, INC
filed 2016-03-08
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☑

The aggregate market value of the Registrant’s voting and non-voting common shares held by non-affiliates of the Registrant on June 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter, computed by reference to the closing price for a common share on the NASDAQ Capital Market on such date, was approximately $20,016,837. (For this computation, the Registrant has excluded the market value of all common shares reported as beneficially owned by executive officers and directors of the Registrant and certain other shareholders; such an exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the Registrant.)

As of March 8, 2016 the registrant has a total of 7,264,039 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MANHATTAN BRIDGE CAPITAL, INC.

FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the words “believe,” “expect,” “intend,” “estimate” and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial condition and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements”), including but not limited to the following: (i) we have limited operating history as a REIT; (ii) our loan origination activities, revenues and profits are limited by available funds (iii)we operate in a highly competitive market and competition may limit our ability to originate loans with favorable interest rates; (iv) our chief executive officer is critical to our business and our future success may depend on our ability to retain him; (v) if we overestimate the yields on our loans or incorrectly value the collateral securing the loan, we may experience losses; (vi) we may be subject to “lender liability” claims; (vii) our loan portfolio is illiquid; (viii) our due diligence may not uncover all of a borrower’s liabilities or other risks to its business; (ix) borrower concentration could lead to significant losses; (x) our management has no experience managing a REIT; and (xi) we may choose to make distributions in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive. The accompanying information contained in this report, including the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, identifies important factors that could cause such differences. These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

Unless the context otherwise requires, all references in this Annual Report to “Manhattan Bridge Capital” “the Company,” “we,” “us” and “our” refer to Manhattan Bridge Capital, Inc., a New York corporation founded in 1989 and its consolidated subsidiaries, DAG Funding Solutions, Inc. (“DAG Funding”), a New York corporation formed in May 2007, and MBC Funding II Corp. (“MBC Funding II”), a New York corporation formed in December 2015.

PART I

Item 1. Business

General

We are a New York-based real estate finance company that specializes in originating, servicing and managing a portfolio of first mortgage loans. We offer short-term, secured, non-banking loans (sometimes referred to as “hard money” loans), which we may renew or extend on, before or after their initial term expires, to real estate investors to fund their acquisition, renovation, rehabilitation or improvement of properties located in the New York metropolitan area. We are organized and conduct our operations to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. We have been taxed as a REIT, for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2014.

We are organized as a New York corporation and operated as a fully-taxable C-corporation for federal, state and city income tax purposes through the end of our 2013 tax year. As a result, we were able to re-invest most of our net after-tax profits back into our business. In 2014 we concluded that it would be in the best interests of our shareholders if we operated as a REIT for U.S. federal income tax purposes. In July 2014, we completed a public offering of 1,754,386 common shares at a price to the public of $2.85 per share. As a result of that offering, we met all the requirements to qualify as a REIT and elected REIT status starting with that year.

In order to maintain our REIT status, we are required to distribute at least 90% of our taxable income to our shareholders each year. To the extent we distribute less than 100% of our taxable income to our shareholders (but more than 90%) we will maintain our REIT status but the undistributed portion will be subject to regular corporate income taxes. As a REIT, we may also be subject to federal excise taxes and minimum state taxes. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act.

The properties securing the loans are generally classified as residential or commercial real estate and, typically, are not income producing. Each loan is secured by a first mortgage lien on real estate. In addition, each loan is personally guaranteed by the principal(s) of borrower, which guarantee may be collaterally secured by a pledge of the guarantor’s interest in the borrower. The face amount of the loans we originate historically ranged from $14,000 to a maximum of $1.475 million. Our lending policy limits the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $1.5 million. Our loans typically have a maximum initial term of 12 months and bear interest at a fixed rate of 12% to 15% per year. In addition, we usually receive origination fees or “points” ranging from 1% to 3% of the original principal amount of the loan as well as other fees relating to underwriting and funding the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser) and in the case of construction financing, it is typically up to 80% of construction costs.

Since commencing this business in 2007, we have never foreclosed on a property and none of our loans have ever gone into default, although sometimes we have renewed or extended the term of a loan to enable the borrower to avoid premature sale or refinancing of the property. When we renew or extend a loan we generally receive additional “points” and other fees.

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

The Market Opportunity

Real estate investment is a capital-intensive business that relies heavily on debt capital to acquire, develop, improve, construct, renovate and maintain properties. We believe that the demand for relatively small loans to acquire, renovate or improve residential real estate held in the New York metropolitan market, presents a compelling opportunity to generate attractive returns for an established, well-financed, non-bank lender like us. We have competed successfully in this market notwithstanding the fact that many traditional lenders, such as banks and other institutional lenders, also service this market. Our primary competitive advantage is our ability to approve and fund loans quickly and efficiently. In this environment, characterized by a supply-demand imbalance for financing and increasing asset values, we believe we are well positioned to capitalize and profit from these industry trends.

We believe there is a significant market opportunity for a well-capitalized” hard money” real estate finance company to originate attractively priced loans with strong credit fundamentals. Particularly in the New York metropolitan area, where real estate values continue to rise and substandard properties are being improved, rehabilitated and renovated, we believe there are many opportunities for a “hard money” lender providing capital for these purposes to small scale developers. We further believe that our flexibility to structure loans to suit the particular needs of our borrower and our ability to close quickly make us an attractive alternative to banks and other large institutional lenders for small real estate developers and investors.

Our Business and Growth Strategies

Our objective is to protect and preserve capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term principally through dividends. We intend to achieve this objective by continuing to focus exclusively on selectively originating, servicing and managing a portfolio of short-term real estate loans secured by first mortgages on real estate located in the New York metropolitan area that are designed to generate attractive risk-adjusted returns across a variety of market conditions and economic cycles. We believe that our ability to react quickly to the needs of borrowers, our flexibility in terms of structuring loans to meet the needs of borrowers, our intimate knowledge of the New York metropolitan area real estate market, our expertise in “hard money” lending and our focus on newly originated first mortgage loans, should enable us to achieve this objective. Nevertheless, we will remain flexible in order to take advantage of other real estate related opportunities that may arise from time to time, whether they relate to the mortgage market or to direct or indirect investments in real estate.

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

In furtherance of these strategies, on February 27, 2015, we obtained a three-year $14 million revolving line of credit with Webster Business Credit Corporation (“Webster”) to replace our existing $7.7 million credit facility with Sterling National Bank.

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

Our Real Estate Lending Activities

Our real estate lending activities involve originating, funding, servicing and managing short-term loans (i.e.: loans with an initial term of not more than one year), secured by first mortgage liens on real estate property in the New York metropolitan area held for investment or resale. Generally, borrowers use the proceeds from our loans for one of three purposes: (i) to acquire and renovate existing residential (single, one or two family) real estate properties; (ii) to acquire vacant real estate and construct residential real properties; and (iii) to purchase and hold income producing properties. Our mortgage loans are structured to fit the needs and business plans of the borrowers. Revenue is generated primarily from the interest borrowers pay on our loans and, to a lesser extent, loan fee income generated on the origination and extension of loans.

Most of our loans are funded in full at the closing. However, our loan portfolio includes a number of construction loans, which are only partially funded at closing. At December 31, 2014, our unfunded commitment was approximately $2.55 million. At December 31, 2015, our unfunded commitment was approximately $2.16 million. Advances under construction loans are funded against requests supported by all required documentation (including lien waivers) as and when needed to pay contractors and other costs of construction. In the case of construction loans, the borrower will either deliver multiple notes or one global note for the entire commitment. In either case, interest only accrues on the funded portion of the loan.

In general, our strategy is to service and manage the loans we originate until they are paid. However, there have been a few instances where we have either used loans as collateral, or sold participating interests in loans. All of our loans are secured by properties located in the New York metropolitan area, which is where we are based. We have no intention at this time to attempt to expand into any other geographic market. Most of the properties we finance are residential, although on occasion they are classified as commercial. However, in all instances the properties are held only for investment by the borrowers. Most of these properties do not generate any cash flow.

The typical terms of our loans are as follows:

Principal amount - Historically, $14,000 to $1.475 million. Our lending policy limits the maximum loan amount to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $1.5 million.

Loan-to-Value Ratio - Up to 75%, and/or up to 80% of construction costs.

Interest rate - Most of the loans in our portfolio have a fixed rate of typically 12% to 15%.

Term - Generally, one year with early termination in the event of a sale of the property or a refinancing. More recently, the number of loans in our portfolio, both in absolute terms and as a percentage, with a term of greater than one year has grown. We entertain requests for granting extensions under certain conditions.

Prepayments - Borrower may prepay the loan at any time beginning three months after the funding date.

Covenants - To timely pay all interest on the loan and to maintain hazard insurance with respect to the property.

Events of default - Include: (i) failure to make a payment when due; (ii) breach of a covenant.

Payment terms - Interest only is payable monthly in arrears. Principal is due in a “balloon” payment at the maturity date.

Escrow - None.

Reserves - None.

Security - The loan is evidenced by a promissory note, which is secured by a first mortgage lien on the real property owned by the borrower. In addition, each loan is guaranteed by the principals of the borrower, which may be collaterally secured by a pledge of the guarantor’s interest in the borrower.

Fees and Expenses - Borrowers generally pay an origination fee equal to 1% to 3% of the loan amount. If we agree to extend the term of the loan, we usually collect the same origination fee we charged on the initial funding of the loan. In addition, borrowers also pay a processing fee, wire fee, bounced check fee and, in the case of construction loans, check requisition fee for each draw from the loan. Finally, the borrower pays all expenses relating to obtaining the loan including the cost of a property appraisal, the cost of an environmental assessment report, if any, the cost of a credit report and all title, recording fees and legal fees.

Operating Data

Our lending activities increased each year since 2007, the first year we started making real estate loans. We believe our business will continue to grow given the strength of the New York real estate market and our reputation among real estate investors as a reliable and reasonable financing source.

Our loan portfolio

The following table highlights certain information regarding our real estate lending activities for the periods indicated:

	Year Ended December 31,
($ in thousands)	2015	2014
Loans originated	$21,609	$22,586
Loans repaid	$14,737	$13,248
Mortgage lending revenues	$4,001	$2,904
Mortgage lending expenses	$694	$566
Number of loans outstanding	97	86
Principal amount of loans earning interest	$30,904	$24,032
Average outstanding loan balance	$319	$279
Percent of loans secured by New York area properties (1)	100.0%	100.0%
Weighted average contractual interest rate	12.3%	12.5%
Weighted average term to maturity (in months) (2)	5.40	5.57

(1)	Calculated based on the number of loans.
(2)	Without giving effect to extension options.

At December 31, 2015 and 2014, no single loan, borrower or group of affiliated borrowers accounted for more than 10% of our loan portfolio.

The following table sets forth information regarding the types of properties securing our mortgage loans outstanding at December 31, 2015 and 2014, and the interest earned in each category (dollars in thousands):

	2015			2014
	Number of Loans	Interest Earned	Percentage	Number of Loans	Interest Earned	Percentage
Residential	93	$2,289	93%	80	$1,585	90%
Commercial	1	120	5%	4	172	10%
Mixed Use	3	46	2%	1	3	0%
Other	0	0	0%	1	3	0%
Total	97	$2,455	100%	86	$1,763	100%

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

Credit line.  On February 27, 2015, we repaid and terminated the Sterling Credit Line, as described in “Liquidity and Capital Resources” below, and simultaneously entered into a Line of Credit Agreement with Webster pursuant to which we may borrow up to $14 million during the next three years (the “Webster Credit Line”). The Webster Credit Line provides for an interest rate equal to (i) LIBOR plus 4.75% or (ii) Webster’s base commercial lending rate plus 3.25%, as chosen by us for each drawdown, and expires on February 27, 2018. The credit line is secured by assignment of mortgages and other collateral and is guaranteed by Assaf Ran, our chief executive officer. (See Note 8 to the financial statements included elsewhere in this report.)

Short-term loans.  Over the last six years we have raised approximately $8.7 million through the sale of short and medium-term promissory notes. Senior secured notes having an aggregate principal amount of $500,000 were repaid in full in 2013. As of December 31, 2015, five short-term notes having an aggregate principal amount of approximately $1.1 million and bearing interest from 8% to 12% are outstanding. All of these notes will mature on or before February 11, 2017. Pursuant to the Webster Credit Line, we may not renew or extend these notes when they become due.

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

The following table shows our sources of capital, including our financing arrangements, and our loan portfolio as of December 31, 2015:

Sources of Capital ($ in thousands):
Debt:
Short-term loans	$1,096
Line of credit	11,821
Total debt	$12,917
Other liabilities	996
Capital (equity)	17,743
Total sources of capital	$31,656
Assets:
Loans:
Short-term loans	$20,199
Long-term loans	10,705
Total loans	$30,904
Other assets	752
Total assets	$31,656

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

Employees

As of December 31, 2015, we employed four full-time employees. In addition, during 2015 we used outside lawyers and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions. Outside appraisers were used to assist management in evaluating the worth of collateral, when deemed necessary by management. We also used independent construction inspectors as well as mortgage brokers and deal initiators.

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

As a real estate finance company, our revenue and net income is limited to interest received or accrued on our loan portfolio. Our ability to originate real estate loans is limited by the funds at our disposal. At December 31, 2014, we had virtually no cash or cash equivalents available for loan originations and general operations and no borrowing availability under the Sterling Credit Line. In February 2015, we replaced the Sterling Credit Line with the Webster Credit Line. As of December 31, 2015, we had approximately $2.18 million of borrowing availability under the Webster Credit Line. We intend to use the proceeds from the repayment of loans outstanding and the additional borrowing capacity under the Webster Credit Line to originate real estate loans. Nevertheless, if demand for our mortgage loans increases, we cannot assure you that we will be able to capitalize on this demand given the limited funds available to us to originate loans.

We operate in a highly competitive market and competition may limit our ability to originate loans with favorable interest rates.

We operate in a highly competitive market and we believe these conditions will persist for the foreseeable future as the financial services industry continues to consolidate, producing larger, better capitalized and more geographically diverse companies with broad product and service offerings. Thus, our profitability depends, in large part, on our ability to compete effectively. Our competition includes mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage banks, insurance companies, mutual funds, pension funds, private equity funds, hedge funds, institutional investors, investment banking firms, non-bank financial institutions, governmental bodies, family offices and high net worth individuals. We may also compete with companies that partner with and/or receive financing from the U.S. Government. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. In addition, larger and more established competitors may enjoy significant competitive advantages, including enhanced operating efficiencies, more extensive referral networks, greater and more favorable access to investment capital and more desirable lending opportunities. Several of these competitors, including mortgage REITs, have recently raised or are expected to raise, significant amounts of capital, which enables them to make larger loans or a greater number of loans. Some competitors may also have a lower cost of funds and access to funding sources that may not be available to us, such as funding from various governmental agencies or under various governmental programs for which we are not eligible. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of possible loan transactions or to offer more favorable financing terms than we would. Finally, as a REIT and because we operate in a manner so as to be exempt from the requirements of the Investment Company Act, we may face further restrictions to which some of our competitors may not be subject. As a result, we may find that the pool of potential borrowers available to us is limited. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.

We may change our investment, leverage, financing and operating strategies, policies or procedures without shareholder consent, which may adversely affect the market value of our common shares and our ability to make distributions to shareholders.

We may amend or revise our policies, including our policies with respect to growth strategy, operations, indebtedness, capitalization, financing alternatives and underwriting criteria and guidelines, or approve transactions that deviate from our existing policies at any time, without a vote of, or notice to, our shareholders. For example, we may decide that in order to compete effectively, we should relax our underwriting guidelines and make riskier loans, which could result in a higher default rate on our portfolio. We may also decide to expand our business focus to other targeted asset classes, such as participation interests in mortgage loans, mezzanine loans and subordinate interests in mortgage loans. We could also decide to adopt investment strategies that include securitizing our portfolio, hedging transactions and swaps. We may even decide to broaden our business to include acquisitions of real estate assets, which we may or may not operate. Finally, as the market evolves, we may determine that the residential and commercial real estate markets do not offer the potential for attractive risk-adjusted returns for an investment strategy that is consistent with our intention to elect and qualify to be taxed as a REIT and to operate in a manner to remain exempt from registration under the Investment Company Act. If we believe it would be advisable for us to be a more active seller of loans and/or interests thereon, we may determine that we should conduct such business through a taxable REIT subsidiary or that we should cease to maintain our REIT qualification. These changes may increase our exposure to interest rate risk, default risk, financing risk and real estate market fluctuations, which could adversely affect our business, operations and financial conditions as well as the value of our securities and our ability to make distributions to our shareholders.

Management has broad authority to make lending decisions. If management fails to generate attractive risk-adjusted loans on a consistent basis, our revenue and income could be materially and adversely affected and the market price of a share of our common shares is likely to decrease.

Our board of directors has given management broad authority to make decisions to originate loans. The only limitation imposed by the board of directors is that no single loan may exceed the lower of (i) 9.9% of our loan portfolio (without taking into account the loan under consideration) and (ii) $1.5 million. Within these broad guidelines, our chief executive officer has the absolute authority to make all lending decisions. Thus, management could authorize transactions that may be costly and/or risky, which could result in returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results. Further, management’s decisions may not fully reflect the best interests of our shareholders. Our board of directors may periodically review our underwriting guidelines but will not, and will not be required to, review all of our proposed loans. In conducting periodic reviews, our board of directors will rely primarily on information provided to them by management.

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

The risk of terrorist attacks by extremist groups has risen dramatically over the last year. Any future terrorist attacks, the anticipation of any such attacks, and the consequences of any military or other response by the United States and its allies may have an adverse impact on the U.S. financial markets and the economy in general. In addition, a significant terrorist attack in New York City, such as those recently perpetrated in Paris, France and San Bernardino, California could have a material adverse impact on the New York real estate market, which, in turn, could make it more difficult for our borrowers to repay their loans. We cannot predict the severity of the effect that any such future events would have on the U.S. financial markets, including the real estate capital markets, the economy or our business. Any future terrorist attacks could adversely affect the credit quality of some of our loan portfolio. We may suffer losses as a result of the adverse impact of any future terrorist attacks and these losses may adversely impact our results of operations.

The enactment of the Terrorism Risk Insurance Act of 2002, or the TRIA, and the subsequent enactment of the Terrorism Risk Insurance Program Reauthorization Act of 2007, which extended TRIA through the end of 2020, requires insurers to make terrorism insurance available under their property and casualty insurance policies in order to receive federal compensation under TRIA for insured losses. However, this legislation does not regulate the pricing of such insurance. The absence of affordable insurance coverage may adversely affect the general real estate lending market, lending volume and the market's overall liquidity and may reduce the number of suitable financing opportunities available to us and the pace at which we are able to make loans. If property owners are unable to obtain affordable insurance coverage, the value of their properties could decline and in the event of an uninsured loss, we could lose all or a portion of our investment.

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

Our existing credit line has numerous covenants. If we are unable to comply with these covenants, the outstanding amount of the loan could become due and payable.

The Webster Credit Line contains various covenants and restrictions that are typical for these kinds of credit facilities, including limiting the amount that we can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans we make to our customers. If we fail to meet or satisfy any of these covenants, we would be in default under our agreement with Webster, and Webster could elect to declare outstanding amounts due and payable, terminate its commitments to us, require us to post additional collateral and/or enforce their interests against existing collateral. Acceleration of our debt to Webster could significantly reduce our liquidity or require us to sell our assets to repay amounts due and outstanding. This would significantly harm our business, financial condition, results of operations and ability to make distributions and could result in the foreclosure of our assets which secure our obligations, which could cause the value of our outstanding securities to decline. A default could also significantly limit our financing alternatives such that we would be unable to pursue our leverage strategy, which could adversely affect our returns.

Our indebtedness could adversely affect our financial flexibility and our competitive position.

We have, and expect that we will continue to have a significant amount of indebtedness. As of December 31, 2015, we had approximately $12.9 million of debt outstanding, consisting primarily of the amounts outstanding under the Webster Credit Line. Another $2.2 million was available under the Webster Credit Line as of that date. This level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of the indebtedness. Our indebtedness could have other important consequences to you and significantly impact our business. For example, it could:

•	make it more difficult for us to satisfy our obligations;

•	increase our vulnerability to adverse changes in general economic, industry and competitive conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limit our ability to make material acquisitions or take advantage of business opportunities that may arise;

•	expose us to fluctuations in interest rates, to the extent our borrowings bear variable rates of interest;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business plan or other general corporate purposes on reasonable terms or at all;

•	reduce the amount of surplus funds distributable by our subsidiaries to us for use in our business, such as for the payment of indebtedness and dividends to our shareholders; and

•	lead us to elect to make additional investments in our subsidiaries if their cash flow from operations is insufficient for them to make payments on their indebtedness.

We may incur additional debt, which could exacerbate the risks associated with our leverage.

We and our subsidiaries may incur substantial additional indebtedness in the future. The covenants in the agreement governing the Webster Credit Line may limit our ability and the ability of our subsidiaries to incur additional indebtedness. To the extent that we are nevertheless able to incur additional indebtedness or such other obligations, the risks associated with our indebtedness described above, including our possible inability to service our debt, will increase.

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

Our results of operations will be materially affected by conditions in the markets for mortgages and mortgage-related assets as well as the broader financial markets and the economy generally. In recent years, significant adverse changes in financial market conditions have resulted in a decline in real estate values, jeopardizing the performance and viability of many real estate loans. As a result, many traditional mortgage lenders suffered severe losses and several have even failed. This situation has negatively affected both the terms and availability of financing for small non-bank real estate finance companies. This could have an adverse impact on our financial condition, business and operations.

Short-term loans and loans on which the maturity date has been extended may involve a greater risk of loss than traditional mortgage loans.

Borrowers usually use the proceeds of a long-term mortgage loan or sale to repay our loans. We may therefore depend on a borrower’s ability to obtain permanent financing or sell the property to repay our loan, which could depend on market conditions and other factors. On our balance sheet we make a distinction between short- and long-term loans receivable. Long-term loans receivable are loans that are extended beyond their original maturity dates unless it is clear that the loan will be repaid within one year of the balance sheet date. At December 31, 2015, our long-term loans receivable was $10.7 million compared to $4.9 million at December 31, 2014. At December 31, 2015 long-term loans receivable represented approximately 34.6% of total loans receivable compared to 20.4% at December 31, 2014. These increases may be an indication that property owners are finding it more difficult to sell or refinance their properties. Our loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of a default, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the loan. To the extent we suffer such losses with respect to our loans, our enterprise value and the price of our securities may be adversely affected.

We may be subject to “lender liability” claims. Our financial condition could be materially and adversely impacted if we were to be found liable and required to pay damages.

In recent years, a number of judicial decisions have upheld the right of borrowers to sue lenders on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. We cannot assure you that such claims will not arise or that we will not be subject to significant liability if a claim of this type did arise.

An increase in the rate of prepayment of outstanding loans may have an adverse impact on the value of our portfolio as well as our revenue and income.

The value of our loan portfolio may be affected by prepayment rates and a significant increase in the rate of prepayments could have an adverse impact on our operating results. Prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment or other such risks. In periods of declining interest rates, prepayment rates on mortgage and other real estate-related loans generally increase. Proceeds of prepayments received during such periods are likely to be reinvested by us in new loans yielding less than the yields on the loans that were prepaid, resulting in lower revenues and possibly, lower profits. A portion of our loan portfolio requires prepayment fees if a loan is prepaid. However, there can be no assurance that these fees will make us whole for the detriment incurred by virtue of the prepayment.

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

Under our current business model, we have one asset class — mortgage loans that we originate, service and manage — and we have no current plans to diversify. Moreover, most of our collateral is located in a limited geographic area. At December 31, 2015, all of our outstanding loans are secured by properties located in the New York metropolitan area. A lack of geographical diversification makes our mortgage portfolio more sensitive to local and regional economic conditions. A significant decline in the New York metropolitan area economy could result in a greater risk of default compared with the default rate for loans secured by properties in other geographic locations. This could result in a reduction of our revenues and provision for loan loss allowances, which might not be as acute if our loan portfolio were more geographically diverse. Therefore, our loan portfolio is subject to greater risk than other real estate finance companies that have a more diversified asset base and broader geographic footprint. To the extent that our portfolio is concentrated in one region and/or one type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our assets within a short time period, which may reduce our net income and the value of our Securities and accordingly reduce our ability to make distributions to our shareholders.

A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could impair our investments and harm our operations.

A prolonged economic slowdown, a recession or declining real estate values could impair the performance of our assets and harm our financial condition and results of operations, increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Thus, we believe the risks associated with our business will be more severe during periods of economic slowdown or recession because these periods are likely to be accompanied by declining real estate values. Declining real estate values are likely to have one or more of the following adverse consequences:

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

Based on our experience and our periodic evaluation of our loan portfolio, we have not deemed it necessary to create any loan loss reserves. Thus, a loss with respect to all or a portion of a loan in our portfolio will have an immediate and adverse impact on our net income. The valuation process of our loan portfolio requires us to make certain estimates and judgments, which are particularly difficult to determine during a period in which the availability of real estate credit is limited and real estate transactions have decreased. These estimates and judgments are based on a number of factors, including projected cash flows from the collateral securing our mortgage loans, if any, loan structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, the relative strength or weakness of the refinancing market and expected market discount rates for varying property types. If our estimates and judgments are not correct, our results of operations and financial condition could be severely impacted.

Our due diligence may not reveal all of a borrower's liabilities and may not reveal other weaknesses in its business.

Before making a loan to a borrower, we assess the strength and skills of such entity's management and other factors that we believe are material to the performance of the loan. In making the assessment and otherwise conducting customary due diligence, we rely on the resources available to us and, in some cases, services provided by third parties. This process is particularly important and subjective with respect to newly organized entities because there may be little or no information publicly available about the entities. There can be no assurance that our due diligence processes will uncover all relevant facts or that the borrower’s circumstances will not change after the loan is funded. In either case, this could adversely impact the performance of the loan and our operating results.

Our loans are usually made to entities to enable them to acquire, develop or renovate residential or commercial property, which may involve a greater risk of loss than loans to individual owners of residential real estate.

We make loans to corporations, partnerships and limited liability companies who are looking to purchase, renovate and/or improve residential or commercial real estate held for resale or investment. More often than not, the property is under-utilized, poorly managed, or located in a recovering neighborhood. These loans may have a higher degree of risk than loans to individual property owners with respect to their primary residence or to owners of commercial operating properties because of a variety of factors. For instance, our borrowers usually do not have the need to occupy the property, or an emotional attachment to the property as borrowers of owner-occupied residential properties typically have, and therefore they do not always have the same incentive to avoid foreclosure. Similarly, in the case of non-residential property, a majority of the properties securing our loans have little or no cash flow. If the neighborhood in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the property’s performance and/or the value of the property, the borrower may not receive a sufficient return on the property to satisfy the loan, and we bear the risk that we may not recover some or all of our principal. Finally, there are difficulties associated with collecting debts from entities that may be judgment proof. While we try to mitigate these risks in various ways, including by getting personal guarantees from the principals of the borrower, we cannot assure you that these lending and credit enhancement strategies will be successful.

Volatility of values of residential and commercial properties may adversely affect our loans and investments.

Residential and commercial property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, events such as natural disasters, including hurricanes and earthquakes, acts of war and/or terrorism and others that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investment; national, regional and local economic conditions, such as what we have experienced in recent years (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, construction cost, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs). In the event of a decline in the value of a property securing one of our loans, the borrower may have difficulty repaying our loan, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses.

Our inability to promptly foreclose on defaulted loans could increase our costs and/or losses.

The performance of first mortgage loans may depend on the performance of the underlying real estate collateral. In particular, mortgage loans secured by property held for investment or resale are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with loans secured by owner-occupied residential properties. The ability of a borrower under a first mortgage loan to repay a loan secured by an income-producing property typically depends primarily on the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan is impaired and the borrower defaults, we may lose all or substantially all of our investment. If the property is not income producing, as is the case with most of our loans, the risks are even greater. While we have certain rights with respect to the real estate collateral underlying a first mortgage loan, and rights against the borrower and guarantor(s), in the event of a default there are a variety of factors that may inhibit our ability to enforce our rights to collect the loan, whether through a non-payment action against the borrower, a foreclosure proceeding against the underlying property or a collection or enforcement proceeding against the guarantor. These factors include, without limitation, state foreclosure timelines and deferrals associated therewith (including with respect to litigation); unauthorized occupants living in the property; federal, state or local legislative action or initiatives designed to provide residential property owners with assistance in avoiding foreclosures and that serve to delay the foreclosure process; government programs that require specific procedures to be followed to explore the refinancing of a residential mortgage loan prior to the commencement of a foreclosure proceeding; and continued declines in real estate values and sustained high levels of unemployment that increase the number of foreclosures and place additional pressure on the already overburdened judicial and administrative systems.

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

Our primary interest rate exposures relates to the yield on our loan portfolio and the financing cost of our debt. Our operating results depend, in part, on differences between the interest income generated by our loan portfolio net of credit losses and our financing costs. Thus, changes in interest rates will affect our revenue and net income in one or more of the following ways:

•	our operating expenses may increase;
•	our ability to originate loans may be adversely impacted;
•	to the extent we use our credit line or other forms of debt financing to originate loans, our borrowing costs would rise, reducing the “spread” between our cost of funds and the yield on our outstanding mortgage loans, which tend to be fixed rate obligations;
•	a rise in interest rates may discourage potential borrowers from refinancing existing loans or defer plans to renovate or improve their properties;
•	increase borrower default rates;
•	negatively impact property values making our existing loans riskier and new loans that we originate smaller; and
•	rising interest rates could also result in reduced turnover of properties which may reduce the demand for new mortgage loans.

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

As a result, we will have less cash available for paying our other operating expenses and for making distributions to our shareholders. This would have a material adverse effect on the market value of our securities.

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

From time to time, a single borrower or a group of affiliated borrowers may account for more than 10% of our loan portfolio. For example, as of December 31, 2013, two affiliated borrower groups accounted for an aggregate of 25.5% of our loan portfolio. In contrast, as of December 31, 2014 and 2015, no single loan, borrower or group of affiliated borrowers represented more than 10% of our loan portfolio. A default by one borrower in a group is likely to result in a default by the other borrowers in the group. Concentration of loans to one borrower or a group of affiliated borrowers poses a significant risk, as default would have a material adverse impact on our operating results, cash flow, the Webster Credit Line, financial condition and our ability to service our debt.

Risks Related to Financing Transactions

Our existing credit line has numerous covenants with which we must comply. If we are unable to comply with these covenants, the outstanding amount of the loan could become due and payable and we may have to sell off a portion of our loan portfolio to pay off the debt.

We have a $14.0 million credit line with Webster that expires on February 27, 2018. The Webster Credit Line contains various covenants and restrictions that are typical for these kinds of credit facilities, including limiting the amount that we can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans we make to our customers. The Webster Credit Line imposes certain restrictions which may adversely impact our ability to grow and/or maintain our status as a REIT. These limitations include the following:

•	limit our ability to pay dividends under certain circumstances;
•	limit our ability to make certain investments or acquisitions;
•	limit our ability to reduce liquidity below certain levels;
•	limit our ability to redeem debt or equity securities;
•	limit our ability to determine our operating policies and investment strategies; and
•	limit our ability to repurchase our common shares, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates.

If we fail to meet or satisfy any of these covenants, we would be in default under our agreement with Webster, and Webster could elect to declare outstanding amounts due and payable, terminate its commitments to us, require us to post additional collateral and/or enforce their interests against existing collateral. Acceleration of our debt to Webster, could also make it difficult for us to satisfy the qualification requirements necessary to maintain our status as a REIT, significantly reduce our liquidity or require us to sell our assets to repay amounts due and outstanding. This would significantly harm our business, financial condition, results of operations and ability to make distributions and could result in the foreclosure of our assets which secure our obligations, which could cause the value of our outstanding securities to decline. A default could also significantly limit our financing alternatives such that we would be unable to pursue our leverage strategy, which could adversely affect our returns.

Under the terms of the agreement governing the Webster Credit Line, our borrowing capacity is limited to 70% of Eligible Mortgage Loans (as defined). Moreover, Webster, in its discretion, may reduce this percentage. This borrowing limitation is determined, in part, by the value of the real estate securing the loans in our portfolio. Thus, a general decline in real estate values or a change in the percentage will adversely impact our ability to borrow under the Webster Line of Credit and could even result in a situation where any amount in excess of the borrowing limitation will become immediately due and payable. If we default and Webster accelerates the loan we would have to repay the debt immediately with our working capital (i.e., proceeds from loan repayments), sell a portion of our loan portfolio and use the proceeds to repay the debt or refinance with another lender. We cannot assure you that we would be able to replace the Webster Credit Line on similar terms or on any terms. If we have to sell a portion of our loan portfolio, the amount we realize may be less than the face amount of the loans sold, resulting in a loss. If we sell a portion of our portfolio or use proceeds from loan repayments to pay the Webster debt, our opportunities to grow our business will be negatively impacted.

Short-term notes in the aggregate principal amount of $1.1 million will become due will mature on or before February 11, 2017. We cannot assure you that we will be able to extend the maturities of those notes or refinance them.

At December 31, 2015, we have outstanding five short-term notes with an aggregate principal amount of $1.1 million. These notes bear interest at rates ranging from 8% to 12%. All of these notes will mature on or before February 11, 2017. Pursuant to the Webster Credit Line, we may not renew or extend these notes when they become due. Accordingly, upon maturity, we will have to repay these loans with working capital or the proceeds of a borrowing under the Webster Line of Credit. In any such case this could have an adverse impact on our financial condition as it will reduce the amount available for increasing our loan portfolio.

Our access to financing may be limited and, thus, our ability to maximize our returns may be adversely affected.

Our ability to grow and compete may also depend on our ability to borrow money to leverage our loan portfolio and to build and manage the cost of expanding our infrastructure to manage and service a larger loan portfolio. In general, the amount, type and cost of any financing that we obtain from another financial institution will have a direct impact on our revenue and expenses and, therefore, can positively or negatively affect our financial results. The percentage of leverage we employ will vary depending on our assessment of a variety of factors, which may include the anticipated liquidity and price volatility of our existing portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, the availability and cost of financing, our opinion as to the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial mortgage markets, our outlook for the level, slope, and volatility of interest rates, the credit quality of our borrowers and the collateral underlying our assets.

Our access to financing will depend upon a number of factors, over which we have little or no control, including:

•	general market conditions;
•	the market’s view of the quality of our assets;
•	the market’s perception of our growth potential;
•	our eligibility to participate in and access capital from programs established by the U.S. Government;
•	our current and potential future earnings and cash distributions; and
•	the market price of the shares of our common shares.

Continuing weakness in the capital and credit markets could adversely affect our ability to secure financing on favorable terms or at all. In addition, if regulatory capital requirements imposed on our private lenders change, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell loans at an inopportune time or price.

We cannot assure you that we will always have access to structured financing arrangements when needed. If structured financing arrangements are not available to us we may have to rely on equity issuances, which may be dilutive to our shareholders, or on less efficient forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our shareholders and other purposes. We cannot assure you that we will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which may cause us to curtail our lending activities and/or dispose of loans in our portfolio, which could negatively affect our results of operations.

Our use of leverage may adversely affect the return on our assets and may reduce cash available for distribution to our shareholders, as well as increase losses when economic conditions are unfavorable.

We do not have a formal policy limiting the amount of debt we incur and our governing documents contain no limitation on the amount of leverage we may use. We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors. In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

•	our cash flow from operations may be insufficient to make required payments of principal and interest on our outstanding indebtedness or we may fail to comply with all of the other covenants contained in the debt, which is likely to result in (i) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all, (ii) our inability to borrow unused amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements and/or (iii) the loss of some or all of our assets pledged or liened to secure our indebtedness to foreclosure or sale;
•	our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that yields will increase with higher financing costs;
•	we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, shareholder distributions or other purposes; and
•	we are not able to refinance debt that matures prior to the asset it was used to finance on favorable terms, or at all.

Our board of directors may adopt leverage policies at any time without the consent of our shareholders, which could result in a portfolio with a different risk profile.

Risks Related to REIT Status and Investment Company Act Exemption

We have minimal experience operating as a REIT or managing a portfolio of assets in the manner necessary to maintain an exemption under the Investment Company Act, which may hinder our ability to achieve our business objectives or result in the loss of our qualification as a REIT.

Until 2014, we operated as a taxable C-corporation subject to federal corporate income taxes. While we have been profitable in every year since we started our lending business, we cannot assure you that we will be able to continue to operate our business successfully once we must operate in conformity with REIT requirements. As a result, we are subject to all of the customary business risks and uncertainties associated with any new business, including the risk that we will not achieve our objectives and, as a result, the value of our common shares could decline substantially.

The rules and regulations applicable to REITs under the Code are highly technical and complex and the failure to comply with these rules and regulations in a timely manner could prevent us from qualifying as a REIT or could force us to pay unexpected taxes and penalties. None of our executive officers have any experience managing a portfolio of assets under these complex rules and regulations or operating a business in compliance with the numerous technical restrictions and limitations set forth in the Code applicable to REITs. In addition, we will be required to develop and implement or invest in substantial control systems and procedures in order for us to maintain our qualification as a public REIT. As a result, we cannot assure you that we will be able to successfully operate as a REIT or comply with rules and regulations applicable to REITs, which would substantially reduce our earnings and may reduce the value of our securities. In addition, in order to maintain our exemption from registration under the Investment Company Act, the assets in our portfolio will be subject to certain restrictions, which will limit our operations meaningfully. Neither of our executive officers has any experience managing a portfolio in the manner necessary to maintain our exemption from registration under the Investment Company Act, and no experience managing a public company under the constraints imposed by the Investment Company Act.

Our financial statements may be materially affected if our estimates prove to be inaccurate.

Financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) require the use of estimates, judgments and assumptions that affect the reported amounts. Different estimates, judgments and assumptions reasonably could be used that would have a material effect on the financial statements, and changes in these estimates, judgments and assumptions are likely to occur from period to period in the future. Significant areas of accounting requiring the application of management’s judgment include, but are not limited to, assessing the adequacy of the allowance for loan losses. These estimates, judgments and assumptions are inherently uncertain, and, if they prove to be wrong, then we face the risk that charges to income will be required. For example, currently, we do not carry any loan loss reserves. However, a decline in economic condition could negatively impact the credit quality of our loan portfolio and require us to establish loan loss reserves, which could have an adverse impact on our net income. In addition, because we have limited operating history as a REIT and limited experience in making these estimates, judgments and assumptions, the risk of future charges to income may be greater than if we had more experience in these areas. Any such charges could significantly harm our business, financial condition, results of operations and the price of our securities.

Complying with REIT requirements may hinder our ability to maximize profits, which would reduce the amount of cash available to be distributed to our shareholders. This could have a negative impact on the value of our securities.

In order to maintain our qualification as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning among other things, the composition of our assets, our sources of income, the amounts we distribute to our shareholders and the ownership of our capital stock. Specifically, we must ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of such issuer. In addition, no more than 5% of the value of our assets can consist of the securities of any one issuer, other than a qualified REIT security. If we fail to comply with these requirements, we must dispose of the portion of our assets in excess of such amounts within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. In such event, we may be forced to sell non-qualifying assets at less than their fair market value. As a result of these requirements, our operating costs may increase to ensure compliance. For example, as a REIT, we may depend to a much greater extent than we currently do on communications and information systems. We may have to upgrade our existing systems in order to monitor a larger portfolio of loans, to track our revenue to make sure we do not inadvertently fail the revenue requirements for a REIT and to make sure that we distribute the requisite amount of our income to shareholders. In addition, we have to hire additional personnel to sustain a higher level of business and a larger portfolio. Thus, it is very likely that our operating expenses will increase and we cannot assure you that we will be able to sustain our profitability at our historical levels. In addition, we may also be required to make distributions to shareholders at times when we do not have funds readily available for distribution or are otherwise not optional for us. Accordingly, compliance with REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Our failure to remain qualified as a REIT would subject us to U.S. federal income tax and applicable state and local taxes, which would reduce the amount of cash available for distribution to our shareholders.

We intend to continue to operate in a manner that will enable us to continue to qualify as a REIT for U.S. federal income tax purposes as long as we believe it is in the best interests of our shareholders. While we believe that we qualify as a REIT for the taxable year ended December 31, 2015, we have not requested and do not intend to request a ruling from the Internal Revenue Service, or the IRS, that we qualify as a REIT for 2015 or future years. The U.S. federal income tax laws and the Treasury Regulations promulgated thereunder governing REITs are complex. In addition, judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited. To qualify as a REIT, we must meet, on an ongoing basis, various tests regarding the nature of our assets and our income, the ownership of our outstanding shares, and the amount of our distributions. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, new legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. Thus, while we intend to operate so that we will continue to qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. These considerations also might restrict the types of assets that we can acquire in the future.

If we fail to qualify as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income, and distributions to our shareholders would not be deductible by us in determining our taxable income. In such a case, we might need to borrow money or sell assets in order to pay our taxes. Our payment of income tax would decrease the amount of our income available for distribution to our shareholders. Furthermore, if we fail to maintain our qualification as a REIT, we no longer would be required to distribute substantially all of our taxable income to our shareholders. In addition, unless we were eligible for certain statutory relief provisions, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify.

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

Under the terms of the agreement governing the Webster Line of Credit, we are prohibited from paying dividends with respect to our common shares if at the time during the 90-day period before the payment of the dividend and the 90-day period following the payment of the dividend we are within $500,000 of our maximum borrowing ability under the facility. Under these circumstances, we would have to choose to either pay the dividend putting us in default under the Webster Credit Line and maintain our REIT status or not pay the dividend and jeopardize our REIT status. In either case, there would be material adverse consequences to us and our shareholders.

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

As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, we may be required to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, (iv) make a taxable distribution of our shares as part of a distribution in which shareholders may elect to receive shares or (subject to a limit measured as a percentage of the total distribution) cash or (v) use cash reserves, in order to comply with the REIT distribution requirements and to avoid corporate income tax and the 4% nondeductible excise tax. Thus, compliance with the REIT distribution requirements may hinder our ability to grow, which could adversely affect the value of our securities.

Even if we qualify as a REIT, we may face tax liabilities that reduce our cash flow.

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

In determining whether we qualify as a REIT, we may rely on opinions or advice of counsel as to whether certain types of assets that we hold or acquire are deemed REIT real estate assets for purposes of the REIT asset tests and produce income which qualifies under the 75% REIT gross income test. The inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax.

We may choose to make distributions in shares of our capital stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive.

We may distribute taxable dividends that are payable in cash and/or common shares at the election of each shareholder. Shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income. As a result, shareholders may be required to pay income taxes with respect to such dividends in excess of the cash portion of the dividend. Accordingly, shareholders receiving a distribution of common shares may be required to sell those shares or may be required to sell other assets they own at a time that may be disadvantageous in order to satisfy any tax imposed on the distribution they receive from us. If a shareholder sells the common shares that he or she receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common shares at the time of the sale. Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common shares, by withholding or disposing of some of the common shares in the distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our shareholders determine to sell our common shares in order to pay taxes owed on dividends, such sale may put downward pressure on the trading price of our common shares.

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

To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our assets to repay obligations to our lenders, we may be unable to comply with these requirements, thereby jeopardizing our qualification as a REIT. In addition, we may be subject to a 100% tax on any gain realized from the sale of assets that are treated as inventory or property held primarily for sale to customers in the ordinary course of business.

The ownership restrictions set forth in our restated certificate of incorporation may not prevent five or fewer shareholders from owning 50% or more of our outstanding shares of capital stock causing us to lose our status as a REIT, which may inhibit market activity in our common shares and restrict our business combination opportunities.

In order for us to qualify as a REIT, not more than 50% in value of our outstanding common shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year, and at least 100 persons must beneficially own our stock during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. To help insure that we meet the tests, our restated certificate of incorporation restricts the acquisition and ownership of our capital stock. The ownership limitation is fixed at 4.0 % of our outstanding shares of capital stock, by value or number of shares, whichever is more restrictive. Assaf Ran, our chief executive officer, is exempt from this restriction. As of December 31, 2015, Mr. Ran owns 34.57% of our outstanding common shares. In addition, our board of directors may grant such an exemption to such limitations in its sole discretion, subject to such conditions, representations and undertakings as it may determine. These ownership limits could delay or prevent a transaction or a change in control of our company that might involve a premium price for shares of our common shares or otherwise be in the best interest of our shareholders.

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

As a REIT, we are required to distribute to our shareholders at least 90% of our taxable income each year. We intend to satisfy this requirement through quarterly distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. Our ability to make distributions may be adversely affected by a number of factors, including the risk factors described in this report. If we distribute proceeds from the sale of Securities, which would generally be considered to be a return of capital for tax purposes, our future earnings and cash available for distribution may be reduced from what they otherwise would have been. All distributions will be made at the discretion of our board of directors and will depend on various factors, including our earnings, our financial condition, our liquidity, our debt and preferred stock covenants, maintenance of our REIT qualification, applicable provisions of the New York Business Corporation Law (NYBCL), and other factors as our board of directors may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to pay distributions to our shareholders:

•	how we deploy the net proceeds from the sale of Securities;
•	our ability to make loans at favorable interest rates;
•	expenses that reduce our cash flow;
•	defaults in our asset portfolio or decreases in the value of our portfolio; and
•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

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

We intend to conduct our business in a manner that will qualify for the exception from the Investment Company Act set forth in Section 3(c)(5)(C) of the Investment Company Act. The SEC generally requires that, for the exception provided by Section 3(c)(5)(C) to be available, at least 55% of an entity’s assets be comprised of mortgages and other liens on and interests in real estate, also known as “qualifying interests,” and at least another 25% of the entity’s assets must be comprised of additional qualifying interests or real estate-type interests (with no more than 20% of the entity’s assets comprised of miscellaneous assets). Any significant acquisition by us of non-real estate assets without the acquisition of substantial real estate assets could cause us to meet the definitions of an “investment company.” If we are deemed to be an investment company, we could be required to dispose of non-real estate assets or a portion thereof, potentially at a loss, in order to qualify for the 3(c)(5)(C) exception. We may also be required to register as an investment company if we are unable to dispose of the disqualifying assets, which could have a material adverse effect on us.

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

Risks Related to Our Common Shares

We are effectively controlled by our shareholders whose interest may not always be aligned with the interests of our other shareholders.

As of December 31, 2015, Assaf Ran, our chief executive officer, beneficially owns 34.57% of our outstanding shares. Thus, Mr. Ran currently has and will continue to exercise effective control over all corporate actions. This concentration of ownership could have an adverse impact on the market price of our common shares.

There is limited trading in our common shares, which could make it difficult for you to sell your common shares.

Our common shares are listed on The NASDAQ Capital Market. Average daily trading volume in our common shares was approximately 38,000 shares in 2014 and 39,000 shares in 2015. The lack of liquidity may make it more difficult for you to sell your common shares when you wish to do so. Even if an active trading market develops, the market price of our common shares may be highly volatile and could be subject to wide fluctuations.

The market prices of our common shares may be adversely affected by future events.

Market factors unrelated to our performance could also negatively impact the value of our securities, including the market price of our common shares. One of the factors that investors may consider in deciding whether to buy or sell our common shares is our distribution rate as a percentage of our share price relative to market interest rates. If market interest rates increase, prospective investors may demand a higher distribution rate or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and conditions in the capital markets can affect the market value of our common shares. For instance, if interest rates rise, it is likely that the market price of our common shares will decrease as market rates on interest-bearing securities increase. Other factors that could negatively affect the market price of our common shares include:

•	our actual or projected operating results, financial condition, cash flows and liquidity, or changes in business strategy or prospects;
•	actual or perceived conflicts of interest with individuals, including our executive officers;
•	equity issuances by us, or share resales by our shareholders, or the perception that such issuances or resales may occur;
•	actual or anticipated accounting problems;
•	changes in our earnings estimates or publication of research reports about us or the real estate industry;
•	changes in market valuations of similar companies;
•	adverse market reaction to any increased indebtedness we incur in the future;
•	additions to or departures of our key personnel;
•	speculation in the press or investment community;
•	our failure to meet, or the lowering of, our earnings’ estimates or those of any securities analysts;
•	increases in market interest rates, which may lead investors to demand a higher distribution yield for our common shares, would result in increased interest expenses on our debt;
•	changes in the credit markets;
•	failure to maintain our REIT qualification or exemption from the Investment Company Act;
•	actions by our shareholders;
•	price and volume fluctuations in the stock market generally;
•	general market and economic conditions, including the current state of the credit and capital markets;
•	sales of large blocks of our common shares;
•	sales of our common shares by our executive officers, directors and significant shareholders; and
•	restatements of our financial results and/or material weaknesses in our internal controls.

 The price of our common shares is volatile, and purchasers of our common shares could incur substantial losses.

Historically, the price at which our common shares trade on The NASDAQ Capital Market has been extremely volatile and seemingly unrelated to our operating performance. In 2014, the price of our common shares on NASDAQ ranged from $1.58 to $4.10. In 2015, the range was $2.98 to $4.78. These broad market fluctuations may adversely affect the trading price of our common shares. Class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Any such litigation brought against us could result in substantial costs, which would hurt our financial condition and results of operations, divert management’s attention and resources.

Common shares eligible for future sale may have adverse effects on our share price.

At December 31, 2015, we have outstanding options to purchase 35,000 common shares with exercise prices range from $1.02 to $2.92 per share, outstanding warrants to purchase 70,169 shares at a price of $3.5625 per share, and outstanding warrants to purchase 50,750 shares at a price of $5.4875 per share (exercisable after May 22, 2016). Upon issuance, the common shares underlying these options and warrants would be immediately saleable. We cannot predict the effect, if any, the exercise of these options or the future sale of the common shares issuable upon the exercise of these options would have on the market price of our common shares. The market price of our common shares may decline significantly when the restrictions on resale or lock up agreements by certain of our shareholders lapse. Sales of substantial amounts of common shares or the perception that such sales could occur may adversely affect the prevailing market price for our common shares.

We may, from time-to-time, issue common shares and securities convertible into, or exchangeable or exercisable for, common shares to attract or retain key employees or in public offerings or private placements to raise capital. We are not required to offer any such shares or securities to existing shareholders on a preemptive basis. Therefore, it may not be possible for existing shareholders to participate in such future share or security issuances, which may dilute the existing shareholders’ interests in us.

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

Various provisions of the NYBCL may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common shares with the opportunity to realize a premium over the then-prevailing market price of our common shares. For example, we are subject to the “business combination” provisions of the NYBCL that, subject to limitations, prohibit certain business combinations (including a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between us and an “interested shareholder” (defined generally as any person who beneficially owns 20% or more of our then outstanding voting capital stock or an affiliate thereof for five years after the most recent date on which the shareholder becomes an interested shareholder.) After the five-year prohibition, any business combination between us and an interested shareholder generally must be recommended by our board of directors and approved by the affirmative vote of a majority of the votes entitled to be cast by holders of outstanding shares of our voting capital stock other than shares held by the interested shareholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested shareholder. These provisions do not apply if holders of our common shares receive a minimum price, as defined under the NYCBL, for their shares in the form of cash or other consideration in the same form as previously paid by the interested shareholder for its common shares. They also do not apply to business combinations that are approved or exempted by a board of directors prior to the time that the interested shareholder becomes an interested shareholder.

Our authorized but unissued common and preferred shares may prevent a change in our control.

Our restated certificate of incorporation authorizes us to issue up to 25,000,000 common shares and 5,000,000 preferred shares. Currently, we have 7,441,039 common shares issued and 7,264,039 outstanding and no preferred shares outstanding. Our board of directors has the power and authority to create classes of common or preferred shares, with such rights and designations as it deems appropriate or advisable, which rights and designations may be senior to or have a priority over the rights and designations of any existing class of common or preferred shares. For example, our board of directors may establish a series of common or preferred shares that could delay or prevent a transaction or a change in control that might involve a premium price for our common shares or otherwise be in the best interest of our shareholders.

Our rights and the rights of our shareholders to take action against our directors and officers are limited, which could limit your recourse in the event of actions not in your best interests.

Our restated certificate of incorporation limits the liability of our present and former directors to us and our shareholders for money damages to any breach of duty in such capacity, if a judgment or other final adjudication adverse to a present or former officer or director establishes that his or her acts or omissions were in bad faith or involved intentional misconduct or a knowing violation of law or that he or she personally gained in fact a financial profit or other advantage to which he or she was not legally entitled or that his or her acts violated Section 719 of the NYBCL. Section 719 of the NYBCL limits directory liability to the following four instances:

•	declarations of dividends in violation of the NYBCL;
•	a purchase or redemption by a corporation of its own shares in violation of the NYBCL;

•	distributions of assets to shareholders following dissolution of the corporation without paying or providing for all known liabilities; and
•	making any loans to directors in violation of the BCL.

Our restated certificate of incorporation and bylaws authorizes us to indemnify our directors and officers for actions taken by them in those capacities to the maximum extent permitted by the NYBCL. In addition, we may be obligated to pay or reimburse the defense costs incurred by our present and former directors and officers without requiring a preliminary determination of their ultimate entitlement to indemnification.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive and principal operating office is located in Great Neck, New York. We use this space for all of our operations. This space is occupied under a lease that expires August 31, 2016. The current monthly rent is $3,535, including electricity. We believe this facility is adequate to meet our requirements at our current level of business activity.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information

Our common shares are traded on the NASDAQ Capital Market under the symbol “LOAN”. The high and low sales prices for our common shares as reported by the NASDAQ Capital Market for the quarterly periods during 2015 and 2014 were as follows:

	High	Low
2014
First Quarter	$2.14	$1.58
Second Quarter	$3.39	$1.80
Third Quarter	$4.00	$2.35
Fourth Quarter	$4.10	$2.61
2015
First Quarter	$4.44	$3.28
Second Quarter	$4.78	$3.87
Third Quarter	$4.64	$2.98
Fourth Quarter	$4.60	$4.00

On March 4, 2016, the last reported sale price of our common shares on the NASDAQ Capital Market was $4.10 per share.

(b)	Holders

As of March 4, 2016, the number of record holders of our common shares was 18 and the estimated number of beneficial owners of our common shares was approximately 3,400. American Stock Transfer & Trust Company serves as transfer agent for our common shares.

(c)	Dividends

We elected to be taxed as a REIT commencing with our year ended December 31, 2014. From and after the effective date of our REIT election, we intend to pay regular quarterly distributions to holders of our common shares in an amount not less than 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gains).

In February 2014, our board of directors (the “Board”) approved and declared a quarterly cash dividend of $.02 per common share payable on each of May 20, 2014, August 20, 2014, November 20, 2014 and February 20, 2015. Subsequently, on June 9, 2014, the Board approved and declared a new quarterly cash dividend of $.07 per common share payable on each of July 15, 2014, October 15, 2014, January 15, 2015 and April 15, 2015, which replaced the three remaining unpaid quarterly dividends originally declared in February 2014.

In December 2014 and March 2015, the Board approved and declared a $.01 increase, from $.07 to $.08 per common share, in the quarterly cash dividends payable on January 15, 2015 and April 15, 2015, respectively. In May 2015 and August 2015, the Board approved and declared a quarterly cash dividend of $.08 per common share payable on July 15, 2015 and October 15, 2015, respectively. In November 2015 and in February 2016, the Board approved and declared a quarterly cash dividend of $.085 per common share payable on January 15, 2016 and April 15, 2016, respectively.

As a REIT, our distributions generally will be taxable as ordinary income to our shareholders, although we may designate a portion of the distributions as qualified dividend income or capital gain or a portion of the distributions may constitute a return of capital. For tax reporting purposes, taxable income dividends/distributions and non-taxable return of capital distributions may result and will be reported as such to US individual taxpayers on Form 1099 DIV. For the tax year of 2015, approximately 98.6% of our total distributions are characterized as non-qualified dividends, and approximately 1.4% of our total distributions are characterized as return of capital.

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

Overview

We are a New York-based real estate finance company that specializes in originating, servicing and managing a portfolio of first mortgage loans. We offer short-term, secured, non-banking loans (sometimes referred to as “hard money” loans), which we may renew or extend on, before or after their initial term expires, to real estate investors to fund their acquisition, renovation, rehabilitation or development of residential or commercial properties located in the New York metropolitan area. We are organized and conduct our operations to qualify as a REIT for federal income tax purposes. We elected to be taxed as a REIT commencing with our taxable year ended December 31, 2014. As a REIT, we are required to distribute at least 90% of our taxable income to our shareholders on an annual basis.

The properties securing our loans are generally classified as residential or commercial real estate and, typically, are held for resale or investment and typically, are not income producing. Each loan is secured by a first mortgage lien on real estate. In addition, each loan is personally guaranteed by the principal(s) of the borrower guaranty, which guaranty may be collaterally secured by a pledge of the guarantor’s interest in the borrower. The face amounts of the loans we originate historically have ranged from $14,000 to a maximum of $1,475,000. Our Board established a policy limiting the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $1.5 million. Our loans typically have a maximum initial term of 12 months and bear interest at a fixed rate of 12% to 15% per year. In addition, we usually receive origination fees, or “points,” ranging from 1% to 3% of the original principal amount of the loan as well as other fees relating to underwriting, funding and managing the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser), and in the case of construction financing, up to 80% of construction costs.

Since commencing this business in 2007, we have made over 410 loans, have never foreclosed on a property and none of our loans have ever gone into default although sometimes we have renewed or extended our loans to enable the borrower to avoid premature sale or refinancing of the property. When we renew or extend a loan we receive additional “points” and other fees.

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

At December 31, 2015, we were committed to an additional $2,155,000 in construction loans that can be drawn by the borrower when certain conditions are met.

In July 2014, we completed a public offering of 1,754,386 common shares. The gross proceeds from the offering were $5.0 million and the net proceeds were approximately $4.3 million, after deducting our underwriting discounts and commissions and offering expenses. As a result of this offering, we satisfied all of the requirements to be taxed as a REIT. We elected to be taxed as a REIT commencing with our taxable year ended December 31, 2014. In order to maintain our qualification as a REIT and avoid any excise tax on our net taxable income, we are required to distribute each year at least 90% of our taxable income. If we distribute less than 100% of our taxable income (but more than 90%), the undistributed portion will be taxed at the regular corporate income tax rates. As a REIT, we may also be subject to federal excise taxes and minimum state taxes.

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

On February 27, 2015, we repaid and terminated our Sterling Credit Line, as described in “Liquidity and Capital Resources” below, and replaced it with the Webster Credit Line, as described in “Liquidity and Capital Resources” below, pursuant to which we may borrow up to $14 million during the next three years. The Webster Credit Line provides for an interest rate of either LIBOR plus 4.75% or Webster’s base commercial lending rate plus 3.25%, as chosen by us for each drawdown, and expires on February 27, 2018. The credit line is secured by assignment of mortgages and other collateral and is guaranteed by Assaf Ran, our chief executive officer.

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

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of long lived assets, including intangible assets and goodwill, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted cash flows is less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

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

Results of operations

Years ended December 31, 2015 and 2014

Total revenue

Total revenue for the year ended December 31, 2015 was approximately $4,001,000 compared to approximately $2,904,000 for the year ended December 31, 2014, an increase of $1,097,000, or 37.8%. The increase in revenue represents an increase in lending operations. In 2015, approximately $3,356,000 of our revenue represents interest income on secured, real estate loans that we offer to small businesses compared to approximately $2,401,000 in 2014, and approximately $645,000 represents origination fees on such loans compared to approximately $503,000 in 2014. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the businesses.

Interest and amortization of debt service costs

Interest and amortization of debt service costs for the year ended December 31, 2015 were approximately $691,000 compared to approximately $563,000 for the year ended December 31, 2014, an increase of $128,000 or 22.7%. The increase in interest and amortization of debt service costs was primarily attributable to the establishment and use of the Webster Credit Line (See Note 8 to the financial statements included elsewhere in this report) in order to increase our ability to make loans.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2015 were approximately $1,039,000 compared to approximately $877,000 for the year ended December 31, 2014, an increase of $162,000 or 18.5%. The increase is primarily attributable to the increased annual bonus to officers, a special bonus to officers for establishing the Webster Credit Line (See Note 8 to the financial statements included elsewhere in this report), and increases in banking, consulting, accounting, travel and meal expenses.

Other income

Other income for the the years ended December 31, 2015 and 2014, was $0 and approximately $21,000, respectively, which represents the fees generated from the remaining seller buy back option in 2014. This option was fully exercised by the option holder in October 2014. (See Note 5 to the financial statements included elsewhere in this report.)

Other loss

Other loss for the years ended December 31, 2015 and 2014, was approximately $29,000 and $0, respectively. The loss in 2015 was primarily attributable to our termination of the use of a computer software, resulting in an impairment loss of approximately $14,000 and our write down of the value of our investment in a privately held company, resulting in a loss on write-down of investment in privately held company of $15,000. (See Note 6 and Note 7 to the financial statements included elsewhere in this report.)

Income before income tax expense

Income before provision for income tax for the year ended December 31, 2015 was approximately $2,239,000 compared to approximately $1,482,000 for the year ended December 31, 2014, an increase of $757,000 or 51.1%. This increase is primarily attributable to the increase in revenue, offset by the increase in interest and payroll expenses.

Income tax expense

We elected to be taxed as a REIT commencing with our taxable year ended December 31, 2014. For the years ended December 31, 2015 and 2014, we had income tax expenses of approximately $2,000 and $28,000, respectively. In 2015, the income tax expense represents the minimum state taxes. In 2014, the income tax expense was primarily due to our determination that we under accrued 2013 income tax expense.

Liquidity and Capital Resources

At December 31, 2015, we had cash and cash equivalents of approximately $107,000 and working capital of approximately $6.8 million compared to cash and cash equivalents of approximately $48,000 and working capital of approximately $8.8 million at December 31, 2014. The decrease in working capital is primarily attributable to the reclassification of a portion of short-term loans to long-term loans receivable. At December 31, 2015, our long-term loans receivable represents 34.64% of our loan portfolio, compared to 20.36% at December 31, 2014.

For the years ended December 31, 2015 and 2014, net cash provided by operating activities was approximately $2.1 million and $1.3 million, respectively. The increase in net cash provided by operating activities primarily results from increases in net income, offset by an increase in interest receivable on loans and a decrease in accounts payable and accrued expenses.

For the year ended December 31, 2015 net cash used in investing activities was approximately $6.9 million, compared to approximately $9.2 million for the year ended December 31, 2014. Net cash used in investing activities for the year ended December 31, 2015, consisted of the issuance of our short term real estate loans in the amount of approximately $21.6 million and the purchase of fixed assets of approximately of $10,000, offset by collection of our real estate loans in the amount of approximately $14.7 million. Net cash used in investing activities for the year ended December 31, 2014, consisted of the issuance of our short term real estate loans in the amount of approximately $22.6 million and the purchase of fixed assets of approximately of $19,000, offset by collection of our real estate loans in the amount of approximately $13.2 million and the proceeds from exercise of option of approximately $147,000 (See Note 5 to the financial statements included elsewhere in this report).

For the year ended December 31, 2015 net cash provided by financing activities was approximately $4.8 million, compared to approximately $7.0 million for the year ended December 31, 2014. Net cash provided by financing activities for the year ended December 31, 2015 reflects the net proceeds from the public offering of approximately $4.2 million, the proceeds from lines of credit and short-term loans in the net amount of approximately $2.7 million and the proceeds from the exercise of stock options and warrants of approximately $135,000, offset by the dividend payment of approximately $2.1 million, and the deferred financing costs in the aggregate of approximately $172,000 of which approximately $112,000 was attributable to the Webster Credit Line and approximately $60,000 was attributable to the proposed public offering of our securities. Net cash provided by financing activities for the year ended December 31, 2014 reflects the proceeds from Sterling Credit Line and short-term loans in the net amount of $3.5 million, the net proceeds from the public offering of approximately $4.3 million, and the proceeds from exercise of stock options of approximately $55,000, offset by the dividend payments of approximately $853,000 and the deferred financing costs in the amount of approximately $33,000.

On February 27, 2015, we entered into a Credit and Security Agreement with Webster Business Credit Corporation (“Webster”) pursuant to which we may borrow up to $14 million until February 27, 2018 (the “Webster Credit Line”) against assignments of mortgages and other collateral. The Webster Credit Line provides for an interest rate of either LIBOR plus 4.75% or the base commercial lending rate of Webster plus 3.25% as chosen by us for each drawdown. The Webster Credit Line contains various covenants and restrictions, including limiting the amount that we can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans we make to our customers. Mr. Ran, has personally guaranteed all of our obligations to Webster.

The Webster Credit Line replaced the $7.7 million credit facility (the “Sterling Credit Line”) with Sterling National Bank (“Sterling”). We paid off the entire balance due to Sterling with proceeds from the Webster Credit Line and terminated the Sterling Credit Line on February 27, 2015. In addition, we utilized the Webster Credit Line to repay in full loans from Mr. Ran in the aggregate amount of $1,100,000, as well as two short-term loans, outstanding at December 31, 2014, in the aggregate amount of $1,000,000, bearing interest at the rate of 12% per annum. At December 31, 2015, the outstanding amount under the Webster Credit Line was $11.8 million. The interest rate on the amount outstanding fluctuates daily. The rate for December 31, 2015 was 5.1739%.

Until our initial public offering in 1999, our principal source of funds was cash flow from operations, which funded both our working capital needs and capital expenditures. In May 1999 we completed our initial public offering in which we raised net proceeds of approximately $6.4 million.

In July 2014, we completed a public offering of 1,754,386 common shares, which raised gross proceeds of $5.0 million and the net proceeds of approximately $4.3 million, after deducting our underwriting discounts and commissions and offering expenses. As a result of this offering, we satisfied all of the requirements to be taxed as a REIT and elected to be taxed as a REIT commencing with our taxable year ended December 31, 2014.

In order to maintain our qualification as a REIT and avoid any excise tax on our net taxable income, we are required to distribute each year at least 90% of our taxable income. If we distribute less than 100% of our taxable income (but more than 90%), the undistributed portion will be taxed at the regular corporate income tax rates. As a REIT, we may also be subject to federal excise taxes and minimum state taxes. For the 2015 tax year, our total distributions included non-qualified dividends equal to 100% of our taxable income and a return of capital equal to 1.4% of our total distributions.

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

Contractual Obligations

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Operating Lease Obligations (*)	$28,100	$28,100	$—	$—	$—

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

In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting”. The ASU incorporates the SEC staff's announcement that clarifies the exclusion of line-of-credit arrangements from the scope of ASU 2015-03. Therefore, debt issuance costs related to line-of-credit arrangements can be deferred and presented as an asset that is subsequently amortized over the time of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The ASU should be adopted concurrent with adoption of ASU 2015-03. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “ Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. The ASU simplifies the presentation of deferred income taxes by requiring deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. This Update will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (IFRS). For public business entities, the ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. The ASU intends to provide users of financial statements with more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted for certain provisions. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO in 1992 (the “1992 Framework”). The 1992 Framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015. In May 2013, COSO issued an update to the 1992 Framework (the “2013 Framework”).  We have not yet transitioned over to the 2013 Framework and our management is currently assessing the resources we will need to complete the implementation of the 2013 Framework.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Our executive officers and directors and their respective ages as of March 8, 2016 are as follows:

Name	Age	Position

Assaf Ran	50	Founder, Chairman of the Board, Chief Executive Officer, and President
Vanessa Kao	38	Chief Financial Officer, Vice President, Treasurer and Secretary
Michael Jackson (1)(2)	51	Director
Eran Goldshmit (1)	49	Director
Mark Alhadeff	52	Director
Lyron Bentovim(3)	46	Director

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

Set forth below is a brief description of the background and business experience of our executive officers and directors:

Assaf Ran, our founder, has been our Chief Executive Officer and President since our inception in 1989. Mr. Ran has 27 years of senior management experience leading public and private directories businesses. Mr. Ran started several yellow page businesses from the ground up and managed to make each one of them successful. Mr. Ran’s professional experience and background with us, as our director since March 1999, have given him the expertise needed to serve as one of our directors.

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

Michael J. Jackson has been a member of the Board since July 2000.  Since March 2016, Mr. Jackson has been the chief financial officer and executive vice president of both Ethology, Inc., a digital marketing agency, and Tallwave, a venture firm focused on making investments in early-stage technology companies.  From April 2007 to February 2016, he was the chief financial officer and the executive vice president of iCrossing, Inc., a digital marketing agency. From October 1999 to April 2007, he was the executive vice president and chief financial officer of AGENCY.COM, a global Internet professional services company. He served as the chief accounting officer of AGENCY.com from May 2000 and as its corporate controller from August 1999 until September 2001. From October 1994 until August 1999, Mr. Jackson was a manager at Arthur Andersen, LLP and Ernst and Young. Mr. Jackson also served on the New York State Society Auditing Standards and Procedures Committee from 1998 to 1999 and served on the New York State Society’s SEC Committee from 1999 to 2001. Mr. Jackson holds an M.B.A. in Finance from Hofstra University and is a certified public accountant. For the five years ending May 2008, Mr. Jackson was a member of the board of directors of Adstar, Inc. (OTC PINK: ADST). Mr. Jackson’s professional experience and background with other companies and with us have given him the expertise needed to serve as one of our directors.

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

Lyron Bentovim has been a member of the Board since December 2008. Since August 2015, Mr. Bentovim is the founder and the managing partner of DarkLight Partners, a strategic advisor to small and mid-cap companies. Prior to founding DarkLight Partners, from July 2014 to August 2015, Mr. Bentovim served as chief operating officer and chief financial officer of Top Image Systems (NASDAQ: TISA). Prior to this position he served as chief operating officer and chief financial officer of NIT Health from 2013 to July 2014. From August 2009 until July 2012, Mr. Bentovim has served as the chief operating officer and the chief financial officer of Sunrise Telecom Inc., a leader in test and measurement solutions for telecom, wireless and cable networks. Prior to joining Sunrise Telecom Inc. since January 2002, Mr. Bentovim has been a Portfolio Manager for Skiritai Capital LLC, an investment advisor based in San Francisco. Mr. Bentovim has over 20 years of industry experience, including his experience as a member of the board of directors at RTW Inc., Ault Inc, Top Image Systems, Three-Five Systems Inc., Sunrise Telecom Incorporated, and Argonaut Technologies Inc. Prior to his position in Skiritai Capital LLC, Mr. Bentovim served as the President, COO, and co-founder of WebBrix Inc. Additionally; Mr. Bentovim spent time as a Senior Engagement Manager with strategy consultancies USWeb/CKS, the Mitchell Madison Group LLC and McKinsey & Company Inc. Mr. Bentovim has an MBA from Yale School of Management and a Law degree from the Hebrew University. Mr. Bentovim’s professional experience and background with other companies and with us have given him the expertise needed to serve as one of our directors.

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

To the best of our knowledge, based solely on review of the copies of such forms furnished to us, or written representations that no other forms were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent (10%) shareholders were complied with during 2015.

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

Item 11. Executive Compensation

The following Summary Compensation Table sets forth all compensation earned by or paid to, in all capacities, during the years ended December 31, 2015 and 2014 by (i) the Company's Chief Executive Officer and (ii) the most highly compensated executive officers, other than the CEO, who were serving as executive officers at the end of the 2015 fiscal year and whose total compensation exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the "Named Executives"):

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Non Equity Incentive plan Compensation ($) (1)	Total ($)
Assaf Ran
Chief Executive Officer and President	2015	$225,000	$95,000	$6,750	$326,750
	2014	$225,000	$35,000	$6,750	$266,750

Vanessa Kao
Chief Financial Officer, Vice President, Treasurer and Secretary	2015	$125,000	$22,500	$3,750	$151,250
	2014	$99,475	$—	$2,984	$102,459

(1) Company’s matching contributions are made pursuant to its Simple IRA Plan.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards to the Named Executives of December 31, 2015.

Name	Year	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Assaf Ran Chief Executive Officer and President	2011	1,000,000	4,390,000	(1)(2)

(1)	Calculated based on the closing market price of $4.39 at the end of the last completed fiscal year on December 31, 2015.

(2)	Mr. Ran may not sell, convey, transfer, pledge, encumber or otherwise dispose of the Restricted Shares until the earliest to occur of the following: (i) September 9, 2026, with respect to 1/3 of the Restricted Shares, September 9, 2027 with respect to an additional 1/3 of the Restricted Shares and September 9, 2028 with respect to the final 1/3 of the Restricted Shares; (ii) the date on which Mr. Ran’s employment is terminated by us for any reason other than for “Cause;” or (iii) on a Risk Termination Date. If at any time prior to a Risk Termination Date Mr. Ran’s employment is terminated by us for Cause or Mr. Ran voluntarily terminates his employment for any reason other than death or disability, Mr. Ran will forfeit that portion of the Restricted Shares which have not previously vested.

Compensation of Directors

Generally, each non-employee director of the Company is granted an option for 7,000 common shares upon first taking office, and through and including the fiscal year ended December 31, 2014, an annual option grant for an additional 7,000 common shares for each additional year in office. Each also received cash compensation of $600 per Board meeting attended and $300 for any other committee participation. Assaf Ran and Mark Alhadeff do not receive compensation in connection with their positions on the Board. Beginning with the year ending December 31, 2015, each independent member of the Board receives cash compensation of $5,000 per year, plus an additional $300 for each committee meeting attended.

The table below summaries the compensation paid to our directors for the year ended December 31, 2015:

Director Compensation

Name (a)	Fees Earned or Paid in Cash ($)	Total
Michael Jackson	$6,500	$6,500
Eran Goldshmit (1)	$6,500	$6,500
Mark Alhadeff	$—	$—
Lyron Bentovim (2)	$6,500	$6,500

(1)	At December 31, 2015, Mr. Goldshmit held stock options to purchase an aggregate of 28,000 common shares at exercise prices ranging from $1.02 to $2.92 per share.

(2)	At December 31, 2015, Mr. Bentovim held stock options to purchase 7,000 common shares at an exercise price of $2.92 per share.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table, together with the accompanying footnotes, sets forth information, as of March 8, 2016, regarding the beneficial ownership of our common shares by all persons known by us to beneficially own more than 5% of our outstanding common shares, each named executive officer, each director, and all of our directors and officers as a group:

Name of Beneficial Owner (1)	Title of Class	Amount of Beneficial Ownership (2)	Percentage of Class

Executive Officers and Directors
Assaf Ran (3)	Common	2,511,000	34.57%
Vanessa Kao	Common	5,236	*
Michael Jackson	Common	35,000	*
Eran Goldshmit (4)	Common	37,050	*
Mark Alhadeff	Common	60,000	*
Lyron Bentovim (5)	Common	61,845	*
All officers and directors as a group (6 persons) (6)	Common	2,710,131	37.13%

* Less than 1%

(1)	Unless otherwise provided, the address of each of the individuals above is c/o Manhattan Bridge Capital, Inc., 60 Cutter Mill Road, Suite 205, Great Neck, New York 11021.

(2)	A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from March 8, 2016 upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from March 8, 2016 have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on 7,264,039 shares outstanding on March 8, 2016.

(3)	Includes 1,000,000 Restricted Shares granted to Mr. Ran on September 9, 2011, which was approved by shareholders at our 2011 annual meeting of shareholders. Mr. Ran may not sell, convey, transfer, pledge, encumber or otherwise dispose of the Restricted Shares until the earliest to occur of the following: (i) September 9, 2026, with respect to 1/3 of the Restricted Shares, September 9, 2027 with respect to an additional 1/3 of the Restricted Shares and September 9, 2028 with respect to the final 1/3 of the Restricted Shares; (ii) the date on which Mr. Ran’s employment is terminated by us for any reason other than for “Cause;” or (iii) on a Risk Termination Date. If at any time prior to a Risk Termination Date Mr. Ran’s employment is terminated by us for Cause or Mr. Ran voluntarily terminates his employment for any reason other than death or disability, Mr. Ran will forfeit that portion of the Restricted Shares which have not previously vested.

(4)	Includes an aggregate of 28,000 shares underlying options at exercise prices ranging from $1.02 to $2.92 per share.

(5)	Includes 7,000 shares underlying options at an exercise price of $2.92 per share.

(6)	Includes an aggregate of 35,000 shares underlying options beneficially owned by officers and directors as a group.

Equity Compensation Plan Information

On June 23, 2009 we adopted the 2009 Stock Option Plan (the “Plan”) which replaced the 1999 Stock Option Plan as amended (the “Prior Plan”), which expired in May 2009. All options granted under the Prior Plan were expired, exercised or cancelled.

The following table summarizes the options granted under the Plan as of December 31, 2015. The shares covered by outstanding options are subject to adjustment for changes in capitalization, stock splits, stock dividends and similar events.

	Equity Compensation Plan Table
	Number of securities(1) to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities(1) remaining available for future issuance under equity compensation plans
Equity Compensation Plans Approved By Security Holders
Grants under the Company’s 2009 Stock Option Plan	35,000	$1.92	248,000
Total	35,000	$1.92	248,000

(1) Reflects common shares.

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

The Plan is administered by the Compensation Committee of the Board. 400,000 common shares are reserved for award grants under the Plan, subject to adjustment as provided in Section 9 of the Plan. As of December 31, 2015, approximately six persons were eligible to participate in the Plan, consisting of two executive officers and four directors (of whom three are non-affiliated directors). The Board has resolved not to grant any options to Mr. Ran until all of the Restricted Shares have vested.

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

Item 13. Certain Relationships and Related Transactions and Director Independence

In 2014, Mr. Ran, our chief executive officer, made seven separate loans to us in amounts ranging from $50,000 to $250,000, which bore interest at a rate of 6% per annum. At December 31, 2014, the outstanding balance of such loans was $50,000. In January 2015, Mr. Ran made three separate additional loans to us in the aggregate amount of $1,050,000, which bore interest at a rate of 6% per annum. The outstanding balance of all these loans, in the aggregate of $1,100,000, was repaid in full on February 27, 2015. The aggregate interest expenses for these loans were $5,867 and $8,817 in 2014 and 2015, respectively.

In September 2013 and February 2015, we borrowed $160,000 and $175,000 (an aggregate of $335,000), respectively, from a parent of a former member of the Board, at an interest rate of 10% per annum.  The interest expense for both loans amounted to an aggregate of $31,118 for the year ended December 31, 2015.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed by Hoberman & Lesser, LLP (“H&L”), our principal accounting firm and successor to Hoberman, Goldstein & Lesser, P.C (“HG&L”), our former principal accounting firm, for the fiscal years during the fiscal years ended December 31, 2015 and December 31, 2014, respectively, are set forth below.

(a) Audit Fees

2015

The aggregate fees incurred during 2015 were $59,000, covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2015, all of which were paid to H&L.

2014

The aggregate fees incurred during 2014 were $59,000, covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2014, all of which were paid to HG&L.

(b) Audit-Related Fees

There were no audit-related fees billed by our principal accountant during 2015 or 2014.

(c) Tax Fees

There were no tax fees billed by our principal accountant during 2015.

Tax fees of $3,000 were billed by HG&L in 2014 for preparing the 2013 tax return.

(d) All Other Fees

No other fees, beyond those disclosed in this Item 14, were billed during 2015 or 2014 except that, in 2015, we were billed $30,000 by H&L for services rendered in connection with our Registration Statement on Form S-3 for our public offering in May 2015, and in 2014, we were billed $29,700 by HG&L for services rendered in connection with our Registration Statement on Form S-11 for our public offering in July 2014.

Audit Committee Pre-Approval, Policies and Procedures

Our Audit Committee approved the engagement with H&L. These services were pre-approved by our Audit Committee to assure that such services do not impair the auditor’s independence from us.

The percentage of hours expended on audit by persons other than our principal accountant’s full time, permanent employees, did not exceed 50%.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements - See Index to Financial Statements on page F-1.

2. Financial Statement Schedules – See (c) below.

3. Exhibits – See (b) below.

(b)	Certain of the following exhibits were filed as Exhibits to the registration statement on form SB-2, Registration No. 333-74203 and amendments thereto (the "Registration Statement") filed by the Registrant under the Securities Act, or the reports filed under the Exchange Act, and are hereby incorporated by reference.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation filed with the Secretary of State of New York in July 2014 (3)
3.2	Amended and Restated Bylaws effective in May 2014 (3)
4.1	Specimen Stock Certificate (2)
4.2	Form of Underwriter’s Warrant (1)
4.3	Form of Representative Warrants (6)
4.3	Form of Trust Indenture(7)
10.1**	Employment Agreement dated March 1, 1999 by and between Assaf Ran and the Company (1)
10.2	Lease Agreement by and between the Company and Majestic Neck Corp. for the premises located at 60 Cutter Mill Road, Great Neck, New York 11021. (4)
10.3*	Form of the Company’s 2009 Stock Option Plan, as amended (5)
10.4	Line of Credit Agreement, entered into as of February 27, 2015, between the Company and Webster Business Credit Corporation (8)
23.1	Consent of Hoberman & Lesser, LLP, dated March 18, 2015 (*€)
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act (*€)
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act (*€)
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Schema Document
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

** Compensation plan or arrangement for current or former executive officers and directors.

*€ Filed herewith.

(1)	Previously filed as exhibit to Form SB-2 on March 10, 1999 and incorporated herein by reference.
(2)	Previously filed as exhibit to Form SB-2/A on April 23, 1999 and incorporated herein by reference.
(3)	Previously filed as exhibit to Form 10-Q for the period ended June 30, 2014 and incorporated herein by reference.
(4)	Previously filed as exhibit to Form 8-K on June 13, 2011 and incorporated herein by reference.
(5)	Previously filed as Appendix A to Schedule 14A on August 5, 2011 and incorporated herein by reference.
(6)	Previously filed as exhibit to Form 8-K on May 29, 2015 and incorporated herein by reference.
(7)	Previously filed as exhibit to Amendment #1 to the Registration Statement on Form S-3 on May 12, 2015 and incorporated herein by reference.
(8)	Previously filed as exhibit to Form 8-K on March 3, 2015 and incorporated herein by reference.

(c)	No financial statement schedules are included because the information is either provided in the financial statements or is not required under the related instructions or is inapplicable and such schedules therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Manhattan Bridge Capital, Inc.

By:	/s/ Assaf Ran
Assaf Ran, President, Chief Executive Officer
and Chairman of the Board of Directors

Date: March 8, 2016

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 8, 2016:

Signature	Title

/s/ Assaf Ran	President, Chief Executive Officer
Assaf Ran	and Chairman of the Board of
Directors (Principal Executive
Officer)

/s/ Vanessa Kao	Chief Financial Officer (Principal
Vanessa Kao	Financial and Accounting Officer)

/s/ Eran Goldshmit	Director
Eran Goldshmit

/s/ Michael Jackson	Director
Michael Jackson

/s/ Mark Alhadeff	Director
Mark Alhadeff

/s/ Lyron Bentovim	Director
Lyron Bentovim

MANHATTAN BRIDGE CAPITAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Manhattan Bridge Capital, Inc.

We have audited the accompanying consolidated balance sheets of Manhattan Bridge Capital, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. Manhattan Bridge Capital, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Manhattan Bridge Capital, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Hoberman & Lesser, CPA’s, LLP

New York, New York

March 8, 2016

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014

	2015	2014
Assets
Current assets:
Cash and cash equivalents	$106,836	$47,676
Short term loans receivable	20,199,000	19,138,426
Interest receivable on loans	382,572	213,766
Other current assets	32,865	26,995
Total current assets	20,721,273	19,426,863

Long term loans receivable	10,705,040	4,894,050
Property and equipment, net	8,771	19,088
Security deposit	6,816	6,816
Investment in privately held company	50,000	65,000
Deferred financing costs	164,510	32,500

Total assets	$31,656,410	$24,444,317

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$11,821,099	$7,700,000
Short term loans	1,095,620	2,469,465
Accounts payable and accrued expenses	99,643	163,622
Deferred origination fees	279,682	244,776
Dividends payable	617,443	—
Total liabilities, all current	13,913,487	10,577,863

Commitments and contingencies
Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; no shares issued	—	—
Common shares - $.001 par value; 25,000,000 authorized; 7,441,039 and 6,260,689 issued; 7,264,039 and 6,083,689 outstanding	7,441	6,260
Additional paid-in capital	18,500,524	14,116,183
Treasury stock, at cost – 177,000	(369,335)	(369,335)
(Accumulated deficit) Retained earnings	(395,707)	113,346
Total stockholders’ equity	17,742,923	13,866,454

Total liabilities and stockholders’ equity	$31,656,410	$24,444,317

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED December 31, 2015 and 2014

	2015	2014
Interest income from loans	$3,355,920	$2,401,150
Origination fees	644,706	502,515
Total Revenue	4,000,626	2,903,665
Operating costs and expenses:
Interest and amortization of debt service costs	691,392	563,368
Referral fees	2,356	2,244
General and administrative expenses	1,038,849	876,906
Total operating costs and expenses	1,732,597	1,442,518

Income from operations	2,268,029	1,461,147

Other income (Note 5)	—	21,197
Impairment loss on property and equipment (Note 6)	(13,863)	—
Loss on write-down of investment in privately held company (Note 7)	(15,000)	—
Total other (loss) income, net	(28,863)	21,197

Income before income tax expense	2,239,166	1,482,344
Income tax expense	(1,595)	(27,839)
Net income	$2,237,571	$1,454,505

Basic and diluted net income per common share outstanding:
—Basic	$0.33	$0.29
—Diluted	$0.33	$0.29
Weighted average number of common shares outstanding
—Basic	6,759,219	5,028,645
—Diluted	6,786,610	5,058,421

The accompanying notes are an integral part of these consolidated financial statements

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED December 31, 2015 and 2014

	Common Stock		Additional Paid-in Capital	Treasury Stock		(Accumulated Deficit) / Retained Earnings	Totals
	Shares	Amount		Shares	Cost
Balance, January 1, 2014	4,433,190	$4,433	$9,745,249	177,000	$(369,335)	$(487,660)	$8,892,687
Non cash compensation			28,767				28,767
Exercise of stock options	66,887	67	55,163				55,230
Exercise of warrants	6,226	6	(6)				0
Public offering	1,754,386	1,754	4,287,010				4,288,764
Dividends paid						(853,499)	(853,499)
Net income for the year ended December 31, 2014						1,454,505	1,454,505
Balance, December 31, 2014	6,260,689	6,260	14,116,183	177,000	(369,335)	113,346	13,866,454
Non cash compensation			13,664				13,664
Exercise of stock options	40,000	40	61,150				61,190
Exercise of warrants	20,350	21	73,449				73,470
Public offering	1,120,000	1,120	4,236,078				4,237,198
Dividends paid						(2,129,181)	(2,129,181)
Dividends declared and payable						(617,443)	(617,443)
Net income for the year ended December 31, 2015						2,237,571	2,237,571
Balance, December 31, 2015	7,441,039	$7,441	$18,500,524	177,000	$(369,335)	$(395,707)	$17,742,923

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED December 31, 2015 and 2014

	2015	2014
Cash flows from operating activities:
Net income	$2,237,571	$1,454,505
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	39,542	—
Depreciation	5,714	—
Non cash compensation expense	13,664	28,767
Impairment loss on property and equipment (Note 6)	13,863	—
Loss on write-down of investment in privately held company (Note 7)	15,000	—
Changes in operating assets and liabilities
Interest receivable on loans	(168,806)	(42,283)
Other current and non current assets	(5,871)	(8,634)
Accounts payable and accrued expenses	(63,979)	106,556
Deferred origination fees	34,906	112,758
Income taxes payable	—	(373,219)
Net cash provided by operating activities	2,121,604	1,278,450

Cash flows from investing activities:
Issuance of short term loans	(21,609,000)	(22,585,990)
Collections received from loans	14,737,436	13,248,464
Proceeds from exercise of option (Note 5)	—	146,821
Purchase of fixed assets	(9,260)	(19,088)
Net cash used in investing activities	(6,880,824)	(9,209,793)

Cash flows from financing activities:
Proceeds from loans and line of credit, net	2,747,254	3,500,000
Proceeds from exercise of stock options and warrants	134,660	55,230
Proceeds from public offering, net	4,237,198	4,288,765
Dividends paid	(2,129,181)	(853,499)
Deferred financing costs incurred	(171,551)	(32,500)
Net cash provided by financing activities	4,818,380	6,957,996

Net increase (decrease) in cash and cash equivalents	59,160	(973,347)

Cash and cash equivalents, beginning of year	47,676	1,021,023

Cash and cash equivalents, end of year	$106,836	$47,676

Supplemental Cash Flow Information:
Taxes paid during the year	$56	$416,083
Interest paid during the year	$596,187	$563,368

Supplement Information – Noncash Information: Dividend declared and payable	$617,443	$—

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

1.	The Company

Manhattan Bridge Capital, Inc. (“MBC”) and its wholly-owned subsidiaries DAG Funding Solutions, Inc. and MBC Funding II Corp. (collectively the “Company”), offer short-term, secured, non–banking loans (sometimes referred to as “hard money” loans) to real estate investors to fund their acquisition, renovation, rehabilitation or development of residential or commercial properties located in the New York metropolitan area.

2.	Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Manhattan Bridge Capital, Inc., and its wholly-owned subsidiaries DAG Funding Solutions, Inc.(“DAG Funding”) and MBC Funding II Corp. (“MBC Funding”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company is organized and conducts its operations to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company elected to be taxed as a REIT commencing with our taxable year ended December 31, 2014. A REIT calculates taxable income similar to other domestic corporations, with the major difference being a REIT is entitled to a deduction for dividends paid. A REIT is generally required to distribute each year at least 90% of its taxable income. If it chooses to retain the remaining 10% of taxable income, it may do so, but it will be subject to a corporate tax on such income. The Company may be subject to federal excise tax and minimum state taxes.

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

Deferred Financing Costs

Deferred financing costs at December 31, 2015 include costs incurred in connection with MBC Funding II Corp’s proposed public offering of the Company’s securities and costs incurred in connection with the Company’s Webster Credit Line, as discussed in Note 8, which are being amortized over three years using the straight-line method.

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

The numerator in calculating both basic and diluted earnings per common share for each year is the reported net income. The denominator is based on the following weighted average number of common shares:

	Years ended December 31,
	2015	2014
Basic weighted average common shares outstanding	6,759,219	5,028,645
Incremental shares for assumed exercise of options	27,391	29,776
Diluted weighted average common shares outstanding	6,786,610	5,058,421

77,778 and 51,224 vested options and warrants were not included in the diluted earnings per share calculation for the years ended December 31, 2015 and 2014, respectively, because their effect would have been anti-dilutive.

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

In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting”. The ASU incorporates the SEC staff's announcement that clarifies the exclusion of line-of-credit arrangements from the scope of ASU 2015-03. Therefore, debt issuance costs related to line-of-credit arrangements can be deferred and presented as an asset that is subsequently amortized over the time of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The ASU should be adopted concurrent with adoption of ASU 2015-03. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “ Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. The ASU simplifies the presentation of deferred income taxes by requiring deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. This Update will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (IFRS). For public business entities, the ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. The ASU intends to provide users of financial statements with more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted for certain provisions. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

Cash equivalents and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy. The Company’s Level 1 investments are valued using quoted market prices in active markets. As of December 31, 2015 and 2014 the Company’s Level 1 investments consisted of cash and money market accounts in the amount of approximately $107,000 and $48,000, respectively, and were recorded as cash and cash equivalents in the Company’s consolidated balance sheets.

4.	Commercial Loans

Short Term Loans Receivable

The Company offers short-term, secured, non–banking loans to real estate investors (also known as hard money) to fund their acquisition and construction of properties located in the New York Metropolitan area. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the businesses. The loans are generally for a term of one year. The short term loans are initially recorded, and carried thereafter, in the financial statements at cost. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term. For the years ended December 31, 2015 and 2014 the total amounts of $21,609,000 and $22,585,990, respectively, have been lent, offset by collections received from borrowers, under the commercial loans in the amount of $14,737,436 and $13,248,464, respectively. The face amounts of the loans we originate historically have ranged from $14,000 to a maximum of $1,475,000. Our board of directors established a policy limiting the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $1.5 million. Our loans typically have a maximum initial term of one year and bear interest at a flat rate of 12% to 15% per year. In addition, we usually receive origination fees, or “points,” ranging from 1% to 3% of the original principal amount of the loan as well as other fees relating to underwriting, funding and managing the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser), and in the case of construction financing, up to 80% of construction costs.

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

At December 31, 2015, the Company was committed to an additional $2,155,000 in construction loans that can be drawn by the borrower when certain conditions are met.

At December 31, 2015 and 2014, no one entity has loans outstanding representing more than 10% of the total balance of the loans outstanding.

At December 31, 2015, two of the loans in the Company’s portfolio were jointly funded by the Company and unrelated entities, for aggregate loans of $1,835,000. The accompanying balance sheet includes the Company’s portion of the loans in the amount of $1,230,000.

At December 31, 2014, eight of the loans in the Company’s portfolio were jointly funded by the Company and unrelated entities, for aggregate loans of $5,105,000. The accompanying 2014 balance sheet includes the Company’s portion of the loans in the amount of $2,665,000.

The Company generally grants loans for a term of one year. When a performing loan reaches its maturity and the borrower requests an extension we may extend the term of the loan beyond one year and reclassify it as part of long term loans receivable. Prior to granting an extension of any loan, we reevaluate the underlying collateral.

Long Term Loans Receivable

Long term loans receivable comprise the loans that were extended beyond the original maturity dates, unless it is clear that the loan will be paid back by December 31, 2016. At December 31, 2015, the Company’s loan portfolio consists of $20,199,000 short term loans receivable and approximately $10,705,000 long term loans receivable. At December 31, 2014, the Company’s loan portfolio consists of approximately $19,138,000 short term loans receivable and approximately $4,894,000 long term loans receivable.

Credit Risk

Credit risk profile based on loan activity as of December 31, 2015 and 2014:

Performing loans	Developers- Residential	Developers- Commercial	Developers- Mixed Used	Other	Total outstanding loans
December 31, 2015	$28,801,540	$1,000,000	$1,102,500	$—	$30,904,040
December 31, 2014	$22,360,040	$1,635,000	$20,000	$17,436	$24,032,476

At December 31, 2015, the Company’s long term loans receivable consists of loans in the amount of $179,050, $100,000, $225,000, $2,525,000 and $7,675,990, originally due in 2009, 2010, 2013, 2014 and 2015, respectively. At December 31, 2014, the Company’s long term loans receivable consists of loans in the amount of $179,050, $100,000, $120,000, $570,000 and $3,925,000, originally due in 2009, 2010, 2011, 2013 and 2014, respectively. In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans. Accordingly, at December 31, 2015 and 2014, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof included in operations for the years then ended.

Subsequent to the balance sheet date, $6,155,000 of the loans receivable at December 31, 2015 were paid off.

5.	Investment in Real Estate

Other income for the year ended December 31, 2014 in the amount of $21,197 represents the aggregate monthly option fees paid to the Company by the option holder for the right to buy back the one remaining 2-family building located in the Bronx, New York then owned by the Company (the “Buy back Option”).  On October 2, 2014, the option holder exercised the Buy Back Option at the exercise price of $146,821.

6.	Impairment Loss on Property and Equipment

During the year ended December 31, 2015, the Company determined to terminate the use of a computer software, resulting in an impairment loss in the amount of $13,863.

7.	Investment in Privately Held Company

The Company had an original investment in a privately held Israeli-based company in the amount of $100,000. The privately held company offers surgeons and radiologists the ability to detect cancer in real time. Due to the fact that the privately held company has experienced delays in executing its business plan, the Company determined to write down the value of its investment to $65,000 at December 31, 2013. The Company further wrote down the value of its investment to $50,000 at June 30, 2015, resulting in a charge to the statement of operations of $15,000 for the year ended December 31, 2015.

8.	Loans and Lines of Credit

Short Term Loans

At December 31, 2014, the Company owed an aggregate of $2,419,465 under eight separate short-term loans, bearing interest at rates ranging from 8% to 12% per annum. One of the loans in the amount of $160,000, bearing interest at the rate of 10% per annum, is from a parent of a former member of the board of directors. Interest expense on this loan amounted to $16,000 for the year ended December 31, 2014. The loans are secured by certain of the Company’s assets pursuant to a security agreement and two of the loans were also personally guaranteed by Mr. Ran, the Company’s CEO. In addition, Company also owed $50,000 to Mr. Ran pursuant to a short-term loan from him in 2014 bearing interest at a rate of 6% per annum.

At December 31, 2015, the Company owed an aggregate of $1,095,620 under five separate short-term loans, bearing interest at rates ranging from 8% to 12% per annum. Two of the loans in the aggregate amount of $335,000, bearing interest at the rate of 10% per annum, are from a parent of a former member of the board of directors. Interest expense on these two loans amounted to $31,118 for the year ended December 31, 2015. The loans are secured by certain of the Company’s assets pursuant to a security agreement, and one of the loans is also personally guaranteed by Mr. Ran. These short-term loans are required to be paid at maturity and may not be renewed or extended.  However, its credit line lender has allowed the Company to extend these loans in the past and may, in its discretion, allow further extensions.

During 2014, the Company received four separate short-term loans from three different entities in the aggregate amount of $2,100,000, bearing interest at rates ranging from 12% to 14% per annum, and seven separate loans from Mr. Ran in amounts ranging from $50,000 to $250,000, bearing interest at a rate of 6% per annum. In addition, the Company modified one of its existing short-term loans to increase the principal amount borrowed from $100,000 to $200,000. By the end of December 31, 2014, the Company fully repaid two of the loans in the aggregate amount of $1,100,000 and all of the loans from Mr. Ran with the exception of $50,000. The aggregate interest expense attributable to the loans from Mr. Ran was $5,867.

During 2015, the Company received two separate short-term loans in the aggregate amount of $410,000, bearing interest at rates ranging from 10% to 12% per annum. One of the loans in the amount of $175,000, bearing interest at the rate of 10% per annum, is from a parent of a former member of the board of directors. In addition, Mr. Ran made three loans in the aggregate amount of $1,050,000 to the Company in January 2015, at an interest rate of 6% per annum. On February 27, 2015, the Company fully repaid the outstanding balance of the loans from Mr. Ran in the aggregate amount of $1,100,000, including the $50,000 outstanding balance remaining from 2014. The aggregate interest expense attributable to the loans from Mr. Ran was $8,817. In addition, the Company also fully repaid the outstanding balances on five other short term loans in the aggregate amount of $1,733,845. Such loans bore interest at rates ranging from 8% to 12% per annum.

Subsequent to the balance sheet date, the Company fully repaid the outstanding balance on one of its short-term loans in the amount of $235,000. Such loan bore interest at a rate of 12% per annum. As a result, the remaining outstanding principal balance of its short-term loans is currently $860,620.

Lines of Credit

On February 27, 2015, the Company entered into a Line of Credit Agreement with Webster Business Credit Corporation (“Webster”) pursuant to which it may borrow up to $14 million until February 27, 2018 (the “Webster Credit Line”) against assignments of mortgages and other collateral. The Webster Credit Line provides for an interest rate of either LIBOR plus 4.75% or the base commercial lending rate of Webster plus 3.25% as chosen by the Company for each drawdown. The Webster Credit Line contains various covenants and restrictions including, among other covenants and restrictions, limiting the amount that the Company can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans the Company makes to its customers, limiting the Company’s ability to pay dividends under certain circumstances, and limiting the Company’s ability to repurchase its common shares, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates. Mr. Ran has personally guaranteed all of the Company’s obligations to Webster. Total costs to establish the Webster Credit Line were approximately $144,000. These costs are being amortized over three years, using the straight-line method. The amortization costs for the year ended December 31, 2015 were $39,542.

The Webster Credit Line replaced the $7.7 million credit facility (the “Sterling Credit Line”) with Sterling National Bank (“Sterling”). The Company paid off the entire balance due to Sterling with proceeds from the Webster Credit Line and terminated the Sterling Credit Line on February 27, 2015. In addition, the Company utilized the Webster Credit Line to repay in full loans from Mr. Ran in the aggregate amount of $1,100,000, as well as two short-term loans, outstanding at December 31, 2014, in the aggregate amount of $1,000,000, which bore interest at the rate of 12% per annum. At December 31, 2015, the outstanding amount under the Webster Credit Line was $11,821,099. The interest rate on the amount outstanding fluctuates daily. The rate for December 31, 2015 was 5.1739%.

9.	Income Taxes

Income tax expense consists of the following:

	2015	2014
Current Taxes:
Federal (refund)	$(1,137)	$8,539
State	2,732	19,300
Income tax expense	$1,595	$27,839

The income tax expense for the year ended December 31, 2014, represents the under accrual of the prior year's income tax expense.

The Company had a capital loss carryover of $390,609, a portion of which it utilized to offset its other income in the amount of $21,197, in connection with the filing of its income tax returns for the year ended December 31, 2014. The remaining capital loss carryover expired in 2015.

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

The Company elected to be taxed as a REIT commencing with its taxable year ended December 31, 2014. A REIT calculates taxable income similar to other domestic corporations, with the major difference being a REIT is entitled to a deduction for dividends paid. A REIT is generally required to distribute each year at least 90% of its taxable income. If it chooses to retain the remaining 10% of taxable income, it may do so, but it will be subject to a corporate tax on such income. The Company may be subject to federal excise tax and minimum state taxes.

The Company is no longer subject to U.S. federal and state and local income tax examinations by tax authorities for years prior to 2012, as these tax years are closed.

10.	Simple IRA Plan

On October 26, 2000, the board of directors approved a Simple IRA Plan (the “IRA Plan”) for the purpose of attracting and retaining valuable executives. The IRA Plan allows for participation by up to 100 eligible employees of the Company. Under the IRA Plan eligible employees may contribute a portion of their pre-tax yearly salary, up to the maximum contribution limit for Simple IRA Plans ($12,500 for 2015) as set forth under the Internal Revenue Code of 1986, as amended, with the Company matching on a dollar-for-dollar basis up to 3% of the employees’ annual pre-tax compensation. These thresholds are subject to change under notice by the trustee for the IRA Plan. The Company is not responsible for any other costs under the IRA Plan. For the years ended December 31, 2015 and 2014 the Company contributed $10,500 and $9,734, respectively, as matching contributions to the IRA Plan.

11.	Stock-Based Compensation

On June 23, 2009 the Company adopted the 2009 Stock Option Plan (the “Plan”) and replaced the 1999 Stock Option Plan as amended (the “Prior Plan”), which expired in May of 2009. All options granted under the Prior Plan were expired, exercised or cancelled.

The purpose of the Plan is to align the interests of officers, other key employees, consultants and non-employee directors of the Company and its subsidiary with those of the stockholders of the Company, to afford an incentive to such officers, employees, consultants and directors to continue as such, to increase their efforts on behalf of the Company and to promote the success of the Company’s business. The availability of additional shares will enhance the Company’s ability to achieve these goals. The basis of participation in the Plan is discretionary grants by the board of directors. The board of directors may at any time, and from time to time, suspend or terminate the Plan in whole or in part or amend it from time to time.

A maximum of 400,000 common shares were reserved for the grant of awards under the Plan, subject to adjustment as provided in Section 9 of the Plan. As of December 31, 2015, an aggregate of 376,000 options were granted under the Plan of which 224,000 options were cancelled or expired, and 248,000 are available for future grants under the Plan.

The exercise price of options granted under the Plan may not be less than the fair market value on the date of grant. Stock options under the Plan may be awarded to officers, key-employees, consultants and non-employee directors of the Company. Historically, until the year ended December 31, 2014, each non-employee director of the Company was granted an option for 7,000 common shares upon first taking office, and received an annual option grant for an additional 7,000 common shares for each additional year in office. Generally, options outstanding vest over periods not exceeding four years and are exercisable for up to five years from the grant date.

Share based compensation expense recognized under ASC 718 for the years ended December 31, 2015 and 2014 were $13,664 and $28,767, respectively.

The share based compensation expense for each of the years ended December 31, 2015 and 2014 includes $13,065 of amortization of the fair value of 1,000,000 restricted shares granted to the Company's CEO on September 9, 2011 of $195,968, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value will be amortized over 15 years.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average share assumptions used for grants in 2014: (1) expected life of 5 years; (2) annual dividend yield of 9.59%; (3) expected volatility 59.5%; (4) risk free interest rate of 1.71%.

The following summarizes stock option activity for the years ended December 31, 2015 and 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	285,000	$0.97	1.43	$147,656
Granted in 2014	21,000	2.92
Exercised in 2014	(77,000)	1.18
Forfeited or expired in 2014	(147,000)	0.75
Outstanding at December 31, 2014	82,000	$1.68	2.68	$59,115
Exercised in 2015	(40,000)	1.53
Forfeited or expired in 2015	(7,000)	1.34
Outstanding at December 31, 2015	35,000	$1.92	2.35	$24,876

Vested and exercisable at December 31, 2014	81,000	$1.69	2.69	$58,515
Vested and exercisable at December 31, 2015	35,000	$1.92	2.35	$24,876

The weighted-average fair value of options granted during the year ended December 31, 2014, estimated as of the grant date using the Black-Scholes option-pricing model, were $0.72 per option. There was no grant of options during the year ended December 31, 2015. All outstanding options at December 31, 2015 are vested and exercisable.

The following table summarizes information about stock options outstanding at December 31, 2015:

	Stock Option Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price
$1.01- $ 2.00	21,000	$1.25	1.58	21,000	$1.25
$2.01- $ 3.00	14,000	2.92	3.50	14,000	2.92
	35,000	$1.92	2.35	35,000	$1.92

In connection with the Company’s private placement of senior secured notes, the Company issued 20,000 warrants, at an exercise price of $2.50 per warrant, to the Placement Agent on December 28, 2010. The warrants are exercisable into the same number of common shares and exercisable over a five-year period. In December 2014, the Placement Agent exercised the warrant for all 20,000 common shares using the cashless exercise option under the warrant in lieu of paying cash in satisfaction of the exercise price, pursuant to which the Placement Agent received a lesser number of common shares. As a result, the Company issued 6,226 common shares to the Placement Agent.

On July 31, 2014, in connection with the Company’s public offering in July 2014, the Company issued warrants to purchase 87,719 common shares, with an exercise price of $3.5625 per common share, to the representative of the underwriters of the offering.  The warrants are exercisable at any time, and from time to time, in whole or in part, commencing on July 28, 2015 and expire on July 28, 2019.  The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $42,224. In November 2015, the representative partially exercised the warrants to purchase 17,550 common shares.

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

12.	Stockholders’ Equity

On July 31, 2014, the Company completed a public offering of 1,754,386 common shares at a price to the public of $2.85 per share, which raised gross proceeds of $5,000,000 and the net proceeds of approximately $4,289,000, after deducting the Company’s underwriting discounts and commissions and offering expenses payable in connection with the offering. The Company also granted the underwriters a 45-day option to purchase up to 263,157 additional common shares to cover over-allotments, if any. The option expired unexercised in September 2014.

On May 29, 2015, the Company completed another public offering of 1,015,000 common shares at a price to the public of $4.39 per share. The gross proceeds raised by the Company from the offering were approximately $4,460,000, before deducting underwriting discounts and commissions and other offering expenses. The Company also granted the underwriter a 45-day option to purchase up to 152,250 additional common shares to cover over-allotments, if any. In June 2015, the underwriter partially exercised its over-allotment option for an additional 105,000 common shares. The gross proceeds raised by the Company from the sale of the over-allotment option shares were approximately $460,000, resulting in total gross proceeds from the offering of approximately $4,920,000. The remaining over-allotment option of 47,250 shares expired unexercised in July 2015. The total net proceeds from the offering, including the sale of the over-allotment option shares, were approximately $4,240,000, after deducting underwriting discounts and commissions and offering expenses payable by us.

13.	Commitments and Contingencies

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

At December 31, 2015, approximate future minimum rental, including utilities, payments under these commitments are $28,100.

Rent expense, including utilities, was approximately $42,000 in each of the years 2015 and 2014.

Employment Agreements

In March 1999, we entered into an employment agreement with Assaf Ran, our President and Chief Executive Officer pursuant to which: (i) Mr. Ran’s employment term renews automatically on June 30th of each year for successive one-year periods unless either party gives to the other written notice at least 180 days prior to June 30th of its intention to terminate the agreement; (ii) Mr. Ran receives an annual base salary of $225,000 and annual bonuses as determined by the Compensation Committee of the board of directors, in its sole and absolute discretion, and is eligible to participate in all executive benefit plans established and maintained by us; and (iii) Mr. Ran agreed to a one-year non-competition period following the termination of his employment.

Mr. Ran’s annual base compensation was $225,000 for each of the years 2015 and 2014, and a bonus of $65,000 and $35,000, respectively, for the years 2015 and 2014 which was approved by the Compensation Committee. In 2015, the Compensation Committee also approved a special bonus of $30,000 to Mr. Ran for establishing the Webster Credit Line.

