Form 10-Q
period 2016-03-31
MANHATTAN BRIDGE CAPITAL, INC
filed 2016-05-02
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________ to _________________________________________

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

☐ Yes ☒ No

As of May 2, 2016, the Issuer had a total of 7,271,289 shares of Common Stock, $.001 par value, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$61,279	$106,836
Cash - restricted	464,889	—
Short term loans receivable	19,417,500	20,199,000
Interest receivable on loans	364,808	382,572
Other current assets	48,928	32,865
Total current assets	20,357,404	20,721,273

Long term loans receivable	9,591,050	10,705,040
Property and equipment, net	8,947	8,771
Security deposit	6,816	6,816
Investment in privately held company	50,000	50,000
Deferred financing costs	315,581	164,510
Total assets	$30,329,798	$31,656,410

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$10,650,498	$11,821,099
Short term loans	860,620	1,095,620
Accounts payable and accrued expenses	127,777	99,643
Deferred origination fees	249,258	279,682
Dividends payable	—	617,443
Total liabilities, all current	11,888,153	13,913,487

Commitments and contingencies
Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; no shares issued	—	—
Common shares - $.001 par value; 25,000,000 authorized; 7,441,039 issued; 7,264,039 outstanding	7,441	7,441
Additional paid-in capital	18,503,921	18,500,524
Treasury stock, at cost – 177,000	(369,335)	(369,335)
Retained earnings (Accumulated deficit)	299,618	(395,707)
Total stockholders’ equity	18,441,645	17,742,923

Total liabilities and stockholders’ equity	$30,329,798	$31,656,410

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2016	2015
Interest income from loans	$914,309	$756,750
Origination fees	190,281	155,011
Total revenue	1,104,590	911,761

Operating costs and expenses:
Interest and amortization of debt service costs	179,550	183,055
Referral fees	1,369	1,197
General and administrative expenses	227,839	251,913
Total operating costs and expenses	408,758	436,165

Income from operations before income tax expense	695,832	475,596
Income tax expense	(508)	—
Net income	$695,324	$475,596

Basic and diluted net income per common share outstanding:
—Basic	$0.10	$0.08
—Diluted	$0.10	$0.08

Weighted average number of common shares outstanding:
—Basic	7,264,039	6,087,531
—Diluted	7,292,372	6,129,016

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net income	$695,324	$475,596
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	12,041	3,418
Depreciation	862	1,591
Non cash compensation expense	3,397	3,416
Changes in operating assets and liabilities:
Interest receivable on loans	17,764	(5,532)
Other current and non current assets	(16,063)	(25,309)
Accounts payable and accrued expenses	28,135	(97,560)
Deferred origination fees	(30,424)	(78,243)
Net cash provided by operating activities	711,036	277,377

Cash flows from investing activities:
Issuance of short term loans	(5,913,500)	(2,807,000)
Collections received from loans	7,808,990	3,078,520
Purchase of fixed assets	(1,038)	—
Net cash provided by investing activities	1,894,452	271,520

Cash flows from financing activities:
(Repayment of) proceeds from lines of credit, net	(1,405,601)	1,616,046
Cash restricted for reduction of line of credit	(464,889)	—
Repayments of short-term loans, net	—	(1,373,846)
Deferred financing costs	(163,112)	(90,556)
Dividend paid	(617,443)	(486,695)
Capital raising costs	—	(12,500)
Proceeds from exercise of stock options and warrants	—	7,260
Net cash used in financing activities	(2,651,045)	(340,291)

Net (decrease) increase in cash and cash equivalents	(45,557)	208,606
Cash and cash equivalents, beginning of period	106,836	47,676
Cash and cash equivalents, end of period	$61,279	$256,282

Supplemental Cash Flow Information:
Taxes paid during the period	$508	$—
Interest paid during the period	$176,799	$179,637

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

1.	THE COMPANY

The accompanying unaudited consolidated financial statements of Manhattan Bridge Capital, Inc. (“MBC”), a New York corporation founded in 1989, and its consolidated subsidiaries, DAG Funding Solutions, Inc. (“DAG Funding”), a New York corporation formed in May 2007, and MBC Funding II Corp. (“MBC Funding II”), a New York corporation formed in December 2015 (collectively referred to herein as the “Company”) have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2015 and the notes thereto included in the Company’s Form 10-K. Results of consolidated operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year.

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

The consolidated financial statements include the accounts of MBC, DAG Funding and MBC Funding II. All significant intercompany balances and transactions have been eliminated in consolidation.

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

3.	CASH – RESTRICTED

Restricted cash represents collections received, pending clearance, from the Company’s commercial loans pledged to Webster Business Credit Corporation, and is dedicated to the reduction of the Webster Credit Line (see Note 7).

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

At March 31, 2016, we were committed to an additional $1,720,000 in construction loans that can be drawn by the borrower when certain conditions are met.

At March 31, 2016, no one entity has loans outstanding representing more than 10% of the total balance of the loans outstanding.

At March 31, 2016, two of the loans in the Company’s portfolio were jointly funded by the Company and unrelated entities, for aggregate loans of $1,835,000. The accompanying balance sheet  at March 31, 2016 includes the Company’s portion of the loans in the amount of $1,230,000.

The Company generally grants loans for a term of one year. When a performing loan reaches its maturity and the borrower requests an extension we may extend the term of the loan beyond one year and reclassify it as part of long term loans receivable. Prior to granting an extension of any loan, we reevaluate the underlying collateral.

Long Term Loans Receivable

Long term loans receivable is comprised of the loans that were extended beyond the original maturity dates, unless it is clear that the loan will be paid back by March 31, 2017. At March 31, 2016, the Company’s loan portfolio consists of $19,417,500 short term loans receivable and $9,591,050 long term loans receivable.

Credit Risk

Credit risk profile based on loan activity as of March 31, 2016 and 2015:

Performing loans	Developers- Residential	Developers- Commercial	Developers Mixed Used	Other	Total outstanding loans
March 31, 2016	$26,141,050	$1,000,000	$1,867,500	$—	$29,008,550
March 31, 2015	$22,322,040	$1,406,500	$20,000	$12,416	$23,760,956

At March 31, 2016, the Company’s long term loans receivable includes loans in the amount of $179,050, $100,000, $225,000, $2,525,000 and $6,192,000 originally due in 2009, 2010, 2013, 2014 and 2015, respectively. In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans. Accordingly, at March 31, 2016, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof included in operations.

Subsequent to the balance sheet date, $1,343,000 of the loans receivable at March 31, 2016 were paid off.

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

The denominator is based on the following weighted average number of common shares:

	Three Months Ended March 31,
	2016	2015
Basic weighted average common shares outstanding	7,264,039	6,087,531
Incremental shares for assumed exercise of options	28,333	41,485
Diluted weighted average common shares outstanding	7,292,372	6,129,016

28,333 and 35,515 vested options were not included in the diluted earnings per share calculation for the three month periods ended March 31, 2016 and 2015, respectively, because their effect would have been anti-dilutive.

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

Share based compensation expense recognized under ASC 718 for the three month periods ended March 31, 2016 and 2015 was $3,397 and $3,416, respectively, including the amortization of the fair value of 1,000,000 restricted shares granted to the Company’s CEO on September 9, 2011 of $195,968, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value will be amortized over 15 years.

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

No activity occurred during the three month period ended March 31, 2016. The following summarizes stock options outstanding (all vested and exercisable) at March 31, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2016	35,000	$1.92	2.10	$24,876

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

7.	LOANS AND LINES OF CREDIT

Short Term Loans

At March 31, 2016, the Company owed an aggregate of $860,620 under four separate short term loans, bearing interest at rates ranging from 8% to 10% per annum. Two of the loans in the aggregate amount of $335,000, bear interest at the rate of 10% per annum and are from a parent of a former member of the board of directors. Interest expense on such loans amounted to $8,375 and $5,993 for the three months ended March 31, 2016  and 2015, respectively. The loans are secured by certain of the Company’s short term loans pursuant to a security agreement, and one of the loans is also personally guaranteed by the Company’s CEO.

Lines of Credit

On February 27, 2015, the Company entered into a Line of Credit Agreement with Webster Business Credit Corporation (“Webster”) pursuant to which it may borrow up to $14 million until February 27, 2018 (the “Webster Credit Line”) against assignments of mortgages and other collateral. The Webster Credit Line provides for an interest rate of either LIBOR plus 4.75% or the base commercial lending rate of Webster plus 3.25% as chosen by the Company for each drawdown. The Webster Credit Line contains various covenants and restrictions including, among other covenants and restrictions, limiting the amount that the Company can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans the Company makes to its customers, limiting the Company’s ability to pay dividends under certain circumstances, and limiting the Company’s ability to repurchase its common shares, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates. Mr. Ran has personally guaranteed all of the Company’s obligations to Webster. Total costs to establish the Webster Credit Line were approximately $144,000. These costs are being amortized over three years, using the straight-line method. The amortization costs for the three months ended March 31, 2016 and 2015 were $12,041 and $3,418, respectively.

The Webster Credit Line replaced the $7.7 million credit facility (the “Sterling Credit Line”) with Sterling National Bank (“Sterling”). The Company paid off the entire balance due to Sterling with proceeds from the Webster Credit Line and terminated the Sterling Credit Line on February 27, 2015. In addition, the Company utilized the Webster Credit Line to repay in full loans from Mr. Ran in the aggregate amount of $1,100,000, as well as two short-term loans, outstanding at December 31, 2014, in the aggregate amount of $1,000,000, which bore interest at the rate of 12% per annum. At March 31, 2016, the outstanding amount under the Webster Credit Line was $10,650,498. The interest rate on the amount outstanding fluctuates daily. The rate for March 31, 2016 was 5.1829%.

8.	Commitments and Contingencies

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

9.	SUBSEQUENT EVENTS

Subsequent to the balance sheet date, the Company repaid in full all of its short-term loans, outstanding at March 31, 2016, in the aggregate of $860,620, which bore interest at rates ranging from 8% to 10% per annum (see Note 7).

On April 25, 2016, MBC Funding II Corp (“Funding”), the Company’s wholly owned subsidiary, completed a firm commitment underwritten public offering of 6% senior notes due April 22, 2026. The Company guaranteed Funding’s obligations under the Notes, which is secured by a pledge by the Company of 100% of the outstanding common shares of Funding it owns. The gross proceeds to Funding from this offering were approximately $6,000,000, and the net proceeds were approximately $5,300,000, after deducting the underwriting discounts and commissions and other offering expenses. Funding utilized the proceeds to purchase a pool of mortgage loans from the Company, which the Company in turn used to pay down the Webster Credit Line (see Note 7).

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

The properties securing our loans are generally classified as residential or commercial real estate and, typically, are held for resale or investment and typically, are not income producing. Each loan is secured by a first mortgage lien on real estate. In addition, each loan is personally guaranteed by the principal(s) of the borrower guaranty, which guaranty may be collaterally secured by a pledge of the guarantor’s interest in the borrower. The face amounts of the loans we originate historically have ranged from $14,000 to a maximum of $1,475,000. Our Board established a policy limiting the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $2 million. Our loans typically have a maximum initial term of 12 months and bear interest at a fixed rate of 12% to 15% per year. In addition, we usually receive origination fees, or “points,” ranging from 1% to 3% of the original principal amount of the loan as well as other fees relating to underwriting, funding and managing the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser), and in the case of construction financing, up to 80% of construction costs.

Since commencing this business in 2007, we have made over 430 loans, have never foreclosed on a property and none of our loans have ever gone into default although sometimes we have renewed or extended our loans to enable the borrower to avoid premature sale or refinancing of the property. When we renew or extend a loan we receive additional “points” and other fees.

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

For the three month periods ended March 31, 2016 and 2015 the total amounts of $5,913,500 and $2,807,000, respectively, have been lent, offset by collections received from borrowers, under the commercial loans in the amounts of $7,808,990 and $3,078,520, respectively.

At March 31, 2016, we were committed to an additional $1,720,000 in construction loans that can be drawn by the borrower when certain conditions are met.

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

 On February 27, 2015, we repaid and terminated our Sterling Credit Line, as described in “Liquidity and Capital Resources” below, and replaced it with the Webster Credit Line, as described in “Liquidity and Capital Resources” below, pursuant to which we may borrow up to $14 million during the next three years. The Webster Credit Line provides for an interest rate of either LIBOR plus 4.75% or Webster’s base commercial lending rate plus 3.25%, as chosen by us for each drawdown, and expires on February 27, 2018. The Webster Credit Line is secured by assignment of mortgages and other collateral and is guaranteed by Assaf Ran, our chief executive officer.

To date, we have not experienced any defaults and none of the loans previously made have been non-collectable, although no assurances can be given that existing or future loans may not go into default or prove to be non-collectible in the future.

Results of Operations

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Total revenue

Total revenues for the three month period ended March 31, 2016 were approximately $1,105,000 compared to approximately $912,000 for the three month period ended March 31, 2015, an increase of $193,000 or 21.2%. The increase in revenue represents an increase in lending operations. In 2016, approximately $914,000 of our revenue represents interest income on secured commercial loans that we offer to small businesses compared to approximately $757,000 for the same period in 2015, and approximately $190,000 represents origination fees on such loans compared to approximately $155,000 for the same period in 2015. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the businesses.

Interest and amortization of debt service costs

Interest and amortization of debt service costs for the three month period ended March 31, 2016 were approximately $180,000 compared to approximately $183,000 for the three month period ended March 31, 2015, a decrease of $3,000. The decrease is primarily attributable to debt with lower interest rates, offset by the increase of amortization of debt service costs associated with the Webster Credit Line (See Note 7 to the financial statements included elsewhere in this report).

General and administrative costs

General and administrative expenses for the three month period ended March 31, 2016 were approximately $228,000 compared to approximately $252,000 for the three month period ended March 31, 2015, a decrease of $24,000 or 9.5%. The decrease is primarily attributable to a special bonus to officers in 2015 for establishing the Webster Credit Line (See Note 7 to the financial statements included elsewhere in this report), offset by increases in banking and other payroll expenses.

Income before income tax expense

Income before provision for income tax for the three month period ended March 31, 2016 was approximately $696,000 compared to approximately $476,000 for the three month period ended March 31, 2015, an increase of $220,000 or 46.2%. This increase is primarily attributable to the increase in revenue and the decrease in operating expenses.

Liquidity and Capital Resources

At March 31, 2016, we had cash and cash equivalents of approximately $61,000 and working capital of approximately $8,469,000 compared to cash and cash equivalents of approximately $107,000 and working capital of approximately $6,808,000 at December 31, 2015. The increase in working capital is primarily attributable to decreases in the line of credit and short term loans, and no dividends accrual at March 31, 2016.

For the three months ended March 31, 2016 net cash provided by operating activities was approximately $711,000, compared to approximately $277,000 for the three months ended March 31, 2015. The increase in net cash provided by operating activities primarily results from increases in net income and in accounts payable and accrued expenses.

For the three months ended March 31, 2016 net cash provided by investing activities was approximately $1,894,000, compared to approximately $272,000 for the three months ended March 31, 2015. Net cash provided by investing activities for the three month period ended March 31, 2016, consisted of the collection of our commercial loans in the amount of approximately $7,809,000, offset by the issuance of short term commercial loans in the amount of approximately $5,914,000 and purchase of fixed assets in the amount of approximately $1,000. Net cash provided by investing activities for the three month period ended March 31, 2015, consisted of the collection of our commercial loans in the amount of approximately $3,079,000, offset by the issuance of short term commercial loans in the amount of $2,807,000.

For the three months ended March 31, 2016 net cash used in financing activities was approximately $2,651,000, compared to approximately $340,000 for the three months ended March 31, 2015. Net cash used in financing activities for the three months ended March 31, 2016 reflects the repayments of a short-term loan and the Webster Credit Line (as described below) in the aggregate amount of approximately of $1,406,000, cash restricted for reduction of line of credit in the amount of approximately $465,000, the dividend payment of approximately $617,000 and the deferred financing costs in the amount of approximately $163,000 in connection with the proposed public offering of our securities. Net cash used in financing activities for the three months ended March 31, 2015 reflects the repayments of short-term loans in the net amount of approximately of $1,374,000, the dividend payment of approximately $487,000, the deferred financing costs on the establishment of the Webster Credit Line in the amount of approximately $91,000, and the capital raising costs in the amount of approximately $13,000, offset by the net proceeds from the use of lines of credit in the amount of approximately of $1,616,000, and the proceeds from exercise of outstanding stock options and warrants in the amount of approximately of $7,000.

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

The Webster Credit Line replaced the $7.7 million credit facility (the “Sterling Credit Line”) with Sterling National Bank (“Sterling”). We paid off the entire balance due to Sterling with proceeds from the Webster Credit Line and terminated the Sterling Credit Line on February 27, 2015. In addition, we utilized the Webster Credit Line to repay in full loans from Mr. Ran in the aggregate amount of $1,100,000, as well as two short-term loans, outstanding at December 31, 2014, in the aggregate amount of $1,000,000, bearing interest at the rate of 12% per annum. At March 31, 2016, the outstanding amount under the Webster Credit Line was $10,650,498. The interest rate on the amount outstanding fluctuates daily. The rate for March 31, 2016 was 5.1829%.

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

On April 25, 2016, MBC Funding II Corp (“Funding”), our wholly owned subsidiary, completed an underwritten public offering of 6% senior notes due April 22, 2026. We guaranteed Funding’s obligations under the Notes, which is secured by our pledge of 100% of the outstanding common shares of Funding owned by us. The gross proceeds to Funding from this offering were approximately $6.0 million, and the net proceeds were approximately $5.3 million, after deducting the underwriting discounts and commissions and other offering expenses. Funding utilized the proceeds to purchase a pool of mortgage loans from us, which we in turn used to pay down the Webster Credit Line.

We anticipate that our current cash balances and the Webster Credit Line, as described above, together with our cash flows from operations will be sufficient to fund our operations for the next 12 months. However, we expect our working capital requirements to increase over the next 12 months as we continue to strive for growth.

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016 (the “Evaluation Date”).  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. EXHIBITS

Exhibit No.	Description

10.1	Indenture, dated as of April 25, 2016, among Manhattan Bridge Capital, Inc., MBC Funding II Corp and Worldwide Stock Transfer, LLC (1)

10.2	Asset Purchase agreement, dated as of April 25, 2016, between Manhattan Bridge Capital, Inc. and MBC Funding II Corp (1)

10.3	Continuing Guaranty of Manhattan Bridge Capital Inc. dated April 25, 2016. (1)

10.4	Pledge Agreement, dated as of April 25, 2016, between Manhattan Bridge Capital and Worldwide Stock Transfer, LLC (1)

10.5	Amendment No. 1 to Credit Agreement, dated May 2015, among Manhattan Bridge Capital, Inc., DAG Funding Solutions Inc. and Webster Business Credit Corporation (filed herewith)

10.6	Amendment No. 2, dated as of April 25, 2016, among Manhattan Bridge Capital, Inc., DAG Funding Solutions Inc. and Webster Business Credit Corporation (1)

31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act (filed herewith)

31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act (filed herewith)

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act (furnished herewith)

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act (furnished herewith)

101.INS	XBRL Instance Document

101.CAL	XBRL Taxonomy Extension Schema Document

101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

(1)	Previously filed as exhibit to Form 8-K on April 27, 2016 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Manhattan Bridge Capital, Inc. (Registrant)

Date: May 2, 2016	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2016	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)