Form 10-Q
period 2016-06-30
MANHATTAN BRIDGE CAPITAL, INC
filed 2016-07-28
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________________ to _________________________________

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

As of July 28, 2016, the Issuer had a total of 7,292,239 shares of Common Stock, $.001 par value per share, outstanding.

MANHATTAN BRIDGE CAPITAL, INC. TABLE OF CONTENTS

Forward Looking Statements

This report contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the words “believe,” “expect,” “intend,” “estimate” and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial condition and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements”), including but not limited to the following: (i) we have limited operating history as a REIT; (ii) our loan origination activities, revenues and profits are limited by available funds (iii) we operate in a highly competitive market and competition may limit our ability to originate loans with favorable interest rates; (iv) our chief executive officer is critical to our business and our future success may depend on our ability to retain him; (v) if we overestimate the yields on our loans or incorrectly value the collateral securing the loan, we may experience losses; (vi) we may be subject to “lender liability” claims; (vii) our loan portfolio is illiquid; (viii) our due diligence may not uncover all of a borrower’s liabilities or other risks to its business; (ix) borrower concentration could lead to significant losses; (x) our management has no experience managing a REIT; and (xi) we may choose to make distributions in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive. The accompanying information contained in this report, including the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, identifies important factors that could cause such differences. These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

PART I.           FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$127,500	$106,836
Cash - restricted	1,408,592	—
Short term loans receivable	23,293,500	20,199,000
Interest receivable on loans	300,365	382,572
Other current assets	59,595	32,865
Total current assets	25,189,552	20,721,273

Long term loans receivable	8,840,370	10,705,040
Property and equipment, net	8,492	8,771
Security deposit	6,816	6,816
Investment in privately held company	40,000	50,000
Deferred financing costs	80,275	164,510
Total assets	$34,165,505	$31,656,410

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$9,469,589	$11,821,099
Short term loans	—	1,095,620
Accounts payable and accrued expenses	89,586	99,643
Deferred origination fees	311,411	279,682
Dividends payable	—	617,443
Due to joint venture partners	378,875	—
Total current liabilities	10,249,461	13,913,487
Long term liabilities:
Senior secured note (net of deferred financing costs of $721,466)	5,278,534	—
Total liabilities	15,527,995	13,913,487

Commitments and contingencies
Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; no shares issued	—	—
Common shares - $.001 par value; 25,000,000 authorized; 7,469,239 and 7,441,039 issued; 7,292,239 and 7,264,039 outstanding	7,469	7,441
Additional paid-in capital	18,607,753	18,500,524
Treasury stock, at cost – 177,000	(369,335)	(369,335)
Retained earnings (Accumulated deficit)	391,623	(395,707)
Total stockholders’ equity	18,637,510	17,742,923
Total liabilities and stockholders’ equity	$34,165,505	$31,656,410

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Interest income from loans	$973,934	$764,329	$1,888,243	$1,521,079
Origination fees	191,959	147,625	382,240	302,636
Total Revenue	1,165,893	911,954	2,270,483	1,823,715

Operating costs and expenses:
Interest and amortization of debt service costs	208,750	150,721	388,300	333,777
Referral fees	1,894	1,115	3,262	2,312
General and administrative expenses	233,545	214,679	461,385	466,591
Total operating costs and expenses	444,189	366,515	852,947	802,680
Income from operations	721,704	545,439	1,417,536	1,021,035
Loss on write-down of investment in privately held company (Note 5)	(10,000)	(15,000)	(10,000)	(15,000)
Income before income tax expense	711,704	530,439	1,407,536	1,006,035
Income tax expense	(1,639)	—	(2,146)	—
Net income	$710,065	$530,439	$1,405,390	$1,006,035

Basic and diluted net income per common share outstanding:
—Basic	$0.10	$0.08	$0.19	$0.16
—Diluted	$0.10	$0.08	$0.19	$0.16

Weighted average number of common shares outstanding
—Basic	7,279,332	6,470,905	7,271,685	6,280,278
—Diluted	7,307,710	6,507,384	7,298,185	6,314,909

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net Income	$1,405,390	$1,006,035
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	39,433	15,460
Depreciation	1,778	3,200
Non cash compensation expense	6,794	6,832
Loss on write-down of investment in privately held company (Note 5)	10,000	15,000
Changes in operating assets and liabilities:
Interest receivable on loans	82,207	(99,892)
Other current and non current assets	(26,730)	(40,987)
Accounts payable and accrued expenses	(10,057)	(76,609)
Deferred origination fees	31,729	(69,327)
Net cash provided by operating activities	1,540,544	759,712

Cash flows from investing activities:
Issuance of short term loans	(14,869,500)	(8,825,000)
Collections received from loans	13,639,670	6,950,218
Purchase of fixed assets	(1,499)	(684)
Net cash used in investing activities	(1,231,329)	(1,875,466)

Cash flows from financing activities:
Repayments of lines of credit, net	(2,351,510)	(706,389)
Repayments of short-term loans, net	(1,095,620)	(1,373,845)
Cash restricted for reduction of line of credit	(1,408,592)	—
Amount collected payable to joint venture partners	378,875	—
Deferred financing costs	—	(111,400)
Proceeds from public offering, net	5,323,336	4,254,527
Proceeds from exercise of stock options and warrants	100,463	24,368
Dividend paid	(1,235,503)	(973,822)
Net cash (used in) provided by financing activities	(288,551)	1,113,439

Net increase (decrease) in cash and cash equivalents	20,664	(2,315)
Cash and cash equivalents, beginning of year	106,836	47,676
Cash and cash equivalents, end of period	$127,500	$45,361

Supplemental Cash Flow Information:
Taxes paid during the period	$1,948	$—
Interest paid during the period	$348,443	$318,317

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016

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

Costs incurred in connection with the Company’s line of credit (see Note 8) are being amortized over three years, using the straight-line method. Costs incurred in connection with the senior secured note issued by MBC Funding II (see Note 9) are being amortized over ten years, using the straight-line method.

2.	RECENT TECHNICAL ACCOUNTING PRONOUNCEMENTS

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

In November 2015, the FASB issued ASU 2015-17, “ Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. The ASU simplifies the presentation of deferred income taxes by requiring deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. This Update will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (IFRS). For public business entities, the ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, and classification in the statement of cash flows. For public companies, the ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. For private companies, the ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, as well as reasonable and supportable forecasts. For public companies who file with the SEC, the ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For public business entities that are not SEC filers, the ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For privately held companies, ASU 2016-13 is effective for fiscal years beginning after December 15, 2020, and for interim periods within fiscal years beginning after December 15, 2021. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

3.	CASH - RESTRICTED

Restricted cash represents collections received, pending clearance, from the Company’s commercial loans pledged to Webster Business Credit Corporation, and is primarily dedicated to the reduction of the Webster Credit Line (see Note 8). At June 30, 2016, restricted cash includes collections in the amount of $378,575, pending clearance, on behalf of the Company’s joint venture partners.

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

At June 30, 2016, we were committed to an additional $3,115,000 in construction loans that can be drawn by the borrowers when certain conditions are met.

At June 30, 2016, no one entity has loans outstanding representing more than 10% of the total balance of the loans outstanding.

At June 30, 2016, one of the loans in the Company’s portfolio was jointly funded by the Company and an unrelated entity, for an aggregate loan of $460,000. The accompanying balance sheet at June 30, 2016 includes the Company’s portion of the loans in the amount of $230,000.

The Company generally grants loans for a term of one year. When a performing loan reaches its maturity and the borrower requests an extension we may extend the term of the loan beyond one year and reclassify it as part of long term loans receivable. Prior to granting an extension of any loan, we reevaluate the underlying collateral.

Long Term Loans Receivable

Long term loans receivable is comprised of the loans that were extended beyond the original maturity dates, unless it is clear that the loan will be paid back by June 30, 2017. At June 30, 2016, the Company’s loan portfolio consists of $23,293,500 short term loans receivable and $8,840,370 long term loans receivable.

Credit Risk

Credit risk profile based on loan activity as of June 30, 2016 and 2015:

Performing loans	Developers- Residential	Developers- Commercial	Developers Mixed Used	Other	Total outstanding loans
June 30, 2016	$29,291,370	$—	$2,842,500	$—	$32,133,870
June 30, 2015	$24,500,040	$1,400,000	$—	$7,218	$25,907,258

At June 30, 2016, the Company’s long term loans receivable includes loans in the amount of $179,050, $100,000, $225,000, $1,525,000 and $4,871,320 originally due in 2009, 2010, 2013, 2014 and 2015, respectively. In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans. Accordingly, at June 30, 2016, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof included in operations.

Subsequent to the balance sheet date, $1,160,000 of the loans receivable at June 30, 2016 were paid off.

5.	Investment in Privately Held Company

The Company had an original investment in a privately held Israeli-based company in the amount of $100,000. The privately held company offers surgeons and radiologists the ability to detect cancer in real time. Due to the fact that the privately held company has experienced delays in executing its business plan, the Company determined to write down the value of its investment to $65,000 at December 31, 2013 and to $50,000 at June 30, 2015. The Company further wrote down the value of its investment to $40,000 at June 30, 2016, resulting in a charge to the statement of operations of $10,000 for the three-month and six-month periods ended June 30, 2016.

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

The denominator is based on the following weighted average number of common shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic	7,279,332	6,470,905	7,271,685	6,280,278
Incremental shares for assumed conversion of options	28,378	36,479	26,500	34,631
Diluted	7,307,710	6,507,384	7,298,185	6,314,909

For the three and six month periods ended June 30, 2016, 99,341, and 101,219, stock options and warrants were not included in the diluted earnings per share calculation, respectively, because their effect would have been anti-dilutive.

For the three and six month periods ended June 30, 2015, 26,521, and 28,369, stock options and warrants were not included in the diluted earnings per share calculation, respectively, because their effect would have been anti-dilutive.

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

The share based compensation expense includes the amortization of the fair value of 1,000,000 restricted shares granted to the Company’s CEO on September 9, 2011 of $195,968, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value will be amortized over 15 years.

Share based compensation expense recognized under ASC 718 for the three and six months ended June 30, 2016 were $3,397 and $6,794, respectively. Share based compensation expense recognized under ASC 718 for the three and six months ended June 30, 2015 were $3,416 and $6,832, respectively.

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

No activity occurred during the six month period ended June 30, 2016. The following summarizes stock options outstanding (all vested and exercisable) at June 30, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2016	35,000	$1.92	1.85	$24,876

On July 31, 2014, in connection with the Company’s public offering in July 2014, the Company issued warrants to purchase 87,719 common shares, with an exercise price of $3.5625 per common share, to the representative of the underwriters of the offering.  The warrants are exercisable at any time, and from time to time, in whole or in part, commencing on July 28, 2015 and expire on July 28, 2019.  The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $42,224. At June 30, 2016, 41,969 warrants are outstanding and exercisable.

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

Short Term Loans

In April 2016, the Company repaid in full all of its short-term loans, outstanding at March 31, 2016, in the aggregate of $860,620, which bore interest at rates ranging from 8% to 10% per annum.

Line of Credit

On February 27, 2015, the Company entered into a Line of Credit Agreement with Webster Business Credit Corporation (“Webster”) pursuant to which it may borrow up to $14 million until February 27, 2018 (the “Webster Credit Line”) against assignments of mortgages and other collateral. The Webster Credit Line provides for an interest rate of either LIBOR plus 4.75% or the base commercial lending rate of Webster plus 3.25% as chosen by the Company for each drawdown. The Webster Credit Line contains various covenants and restrictions including, among other covenants and restrictions, limiting the amount that the Company can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans the Company makes to its customers, limiting the Company’s ability to pay dividends under certain circumstances, and limiting the Company’s ability to repurchase its common shares, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates. Mr. Ran has personally guaranteed all of the Company’s obligations to Webster. Total costs to establish the Webster Credit Line were approximately $144,000. These costs are being amortized over three years, using the straight-line method. The amortization costs for the six months ended June 30, 2016 and 2015 were $24,083 and $15,460, respectively.

The Webster Credit Line replaced the $7.7 million credit facility (the “Sterling Credit Line”) with Sterling National Bank (“Sterling”). The Company paid off the entire balance due to Sterling with proceeds from the Webster Credit Line and terminated the Sterling Credit Line on February 27, 2015. In addition, the Company utilized the Webster Credit Line to repay in full loans from Mr. Ran in the aggregate amount of $1,100,000, as well as two short-term loans, outstanding at December 31, 2014, in the aggregate amount of $1,000,000, which bore interest at the rate of 12% per annum. At June 30, 2016, the outstanding amount under the Webster Credit Line was $9,469,589. The interest rate on the amount outstanding fluctuates daily. The rate for June 30, 2016 was 5.2103%.

9.	PUBLIC OFFERING

On April 25, 2016, MBC Funding II completed a firm commitment underwritten public offering of 6% senior secured notes due April 22, 2026 (the “Notes”). The Company guaranteed MBC Funding II’s obligations under the Notes, which are secured by a pledge by the Company of 100% of the outstanding common shares of MBC Funding II it owns. The gross proceeds to MBC Funding II from this offering were $6,000,000, and the net proceeds were approximately $5,300,000, after deducting the underwriting discounts and commissions and other offering expenses. MBC Funding II utilized the proceeds to purchase a pool of mortgage loans from MBC, which the Company in turn used to pay down the Webster Credit Line (see Note 8).

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

11.	SUBSEQUENT EVENT

On July 21, 2016, the Company amended the lease agreement (the “Lease Amendment”) for its corporate headquarters, located at 60 Cutter Mill Road, Great Neck, New York 11021, to extend the term of the Lease for an additional five-years, through September 30, 2021. Among other things, the Lease Amendment provides for gradual rent increases annually from approximately $3,500 per month during the first year to $3,900 per month during the fifth year of the extension term.

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

Since commencing this business in 2007, we have made over 445 loans, have never foreclosed on a property and none of our loans have ever gone into default although sometimes we have renewed or extended our loans to enable the borrower to avoid premature sale or refinancing of the property. When we renew or extend a loan we receive additional “points” and other fees.

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

For the six month periods ended June 30, 2016 and 2015 the total amounts of $14,869,500 and $8,825,000 have been lent, offset by collections received from borrowers, under our commercial loans of $13,639,670 and $6,950,218, respectively.

At June 30, 2016, we were committed to an additional $3,115,000 in construction loans that can be drawn by the borrower when certain conditions are met.

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

On April 25, 2016, MBC Funding II Corp., a New York corporation (“MBC Funding II”), our wholly owned subsidiary, completed a firm commitment underwritten public offering of 6% senior secured notes due April 22, 2026 (the “Notes”). We guaranteed MBC Funding II’s obligations under the Notes, which are secured by our pledge of 100% of the outstanding common shares of MBC Funding II we own. The gross proceeds to MBC Funding II from this offering were $6.0 million, and the net proceeds were approximately $5.3 million, after deducting the underwriting discounts and commissions and other offering expenses. MBC Funding II utilized the proceeds to purchase a pool of mortgage loans from us, which we in turn used to pay down the Webster Credit Line.

To date, we have not experienced any defaults and none of the loans previously made have been non-collectable, although no assurances can be given that existing or future loans may not go into default or prove to be non-collectible in the future.

Results of Operations

Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2015

Revenue

Total revenues for the three month period ended June 30, 2016 were approximately $1,166,000 compared to approximately $912,000 for the three month period ended June 30, 2015, an increase of $254,000, or 27.9%. The increase in revenue represents an increase in lending operations. For the three month periods ended June 30, 2016 and 2015, approximately $974,000 and $764,000, respectively, of our revenues were attributable to interest income on the secured commercial loans that we offer to small businesses, and approximately $192,000 and $148,000, respectively, of our revenues were attributable to origination fees on such loans. Our loans are principally secured by collateral consisting of real property and, generally, accompanied by personal guarantees.

Interest and amortization of debt service costs

Interest and amortization of debt service costs for the three month period ended June 30, 2016 were approximately $209,000 compared to approximately $151,000 for the three month period ended June 30, 2015, an increase of $58,000, or 38.4%. The increase in interest and amortization of debt service costs was primarily attributable to the issuance of the Notes (See Note 9 to the financial statements included elsewhere in this report).

General and administrative expenses

General and administrative expenses for the three month period ended June 30, 2016 were approximately $234,000 compared to approximately $215,000 for the three month period ended June 30, 2015, an increase of $19,000, or 8.8%. The increase is primarily attributable to increases in payroll expenses, public relation expenses and director compensation, offset by a decrease in consulting fees.

Write-down of investment in privately held company

Write-down of investment in privately held company for the three month periods ended June 30, 2016 and 2015 was $10,000 and $15,000, respectively. We wrote down the value of our investment in a privately held company due to the fact that it has experienced delays in executing its business plan. (See Note 5 to the financial statements included elsewhere in this report).

Net income

Net income for the three month period ended June 30, 2016 was approximately $710,000 compared to approximately $530,000 for the three month period ended June 30, 2015, an increase of $180,000, or 34.0%. The increase is primarily attributable to the increase in revenue, offset by the increase in interest and amortization of debt service costs.

Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015

Revenue

Total revenues for the six month period ended June 30, 2016 were approximately $2,270,000 compared to approximately $1,824,000 for the six month period ended June 30, 2015, an increase of $446,000, or 24.5%. The increase in revenue represents an increase in lending operations. For the six month periods ended June 30, 2016 and 2015, revenues of approximately $1,888,000 and $1,521,000, respectively, were attributable to interest income on the secured commercial loans that we offer to small businesses, and approximately $382,000 and $303,000, respectively, were attributable to origination fees on such loans. Our loans are principally secured by collateral consisting of real property and, generally, accompanied by personal guarantees.

Interest and amortization of debt service costs

Interest and amortization of debt service costs for the six month period ended June 30, 2016 were approximately $388,000 compared to approximately $334,000 for the six month period ended June 30, 2015, an increase of $54,000, or 16.2%. The increase in interest and amortization of debt service costs was primarily attributable to the establishment and use of the Webster Credit Line, and the issuance of the Notes (See Notes 8 and 9 to the financial statements included elsewhere in this report) in order to increase our ability to make loans.

General and administrative expense

General and administrative expenses for the six month period ended June 30, 2016 were approximately $461,000 compared to approximately $467,000 for the six month period ended June 30, 2015, a decrease of $6,000. The decrease is primarily attributable to a special bonus to officers in 2015 for establishing the Webster Credit Line (See Note 8 to the financial statements included elsewhere in this report) and a decrease in consulting fees, offset by increases in bank fees, legal fees and director compensation.

Write-down of investment in privately held company

Write-down of investment in privately held company for the six month periods ended June 30, 2016 and 2015 was $10,000 and $15,000, respectively. We wrote down the value of our investment in a privately held company due to the fact that it has experienced delays in executing its business plan. (See Note 5 to the financial statements included elsewhere in this report).

Net income

Net income for the six month period ended June 30, 2016 was approximately $1,405,000 compared to approximately $1,006,000 for the six month period ended June 30, 2015, an increase of $399,000, or 39.7%. The increase is primarily attributable to the increase in revenue, offset by the increase in interest and amortization of debt service costs.

Liquidity and Capital Resources

At June 30, 2016, we had cash and cash equivalents of approximately $128,000 and working capital of approximately $14,940,000 compared to cash and cash equivalents of approximately $107,000 and working capital of approximately $6,808,000 at December 31, 2015. The increase in working capital is primarily attributable to decreases in the line of credit and short term loans, mainly resulting from the issuance of the Notes (as described above), and no dividends accrual at June 30, 2016.

For the six month periods ended June 30, 2016 and 2015, net cash provided by operating activities were approximately $1,541,000 and $760,000, respectively. The increase in net cash provided by operating activities primarily results from increases in net income and in deferred origination fees, and a decrease in interest receivable on loans.

Net cash used in investing activities was approximately $1,231,000 for the six month period ended June 30, 2016, compared to approximately $1,875,000 for the same period ended June 30, 2015. Net cash used in investing activities for the six month period ended June 30, 2016 consisted of the issuance of our short term commercial loans of approximately $14,870,000, offset by collection of these loans of approximately $13,640,000. In the period ended June 30, 2015, net cash used in investing activities consisted of the issuance of our short term commercial loans of $8,825,000, offset by collection of these loans of approximately $6,950,000.

Net cash used in financing activities for the six month period ended June 30, 2016 was approximately $289,000, compared to $1,113,000 provided by financing activities for the six month period ended June 30, 2015. Net cash used in financing activities for the six month period ended June 30, 2016 reflects the repayments of the line of credit and short term loans in the net amount of approximately $3,447,000, cash restricted for reduction of line of credit of approximately $1,409,000, the dividend payment of approximately $1,236,000, offset by the net proceeds from the public offering of approximately $5,323,000 (including pertinent expenses of approximately $60,000 paid during 2015), the payable to our joint venture partners of approximately $379,000, the proceeds from the exercise of warrants of approximately $100,000. In the period ended June 30, 2015, net cash provided by financing activities reflects the net proceeds from the public offering of approximately $4,255,000 and the proceeds from the exercise of stock options and warrants of approximately $24,000, offset by the repayments of short-term loans and lines of credit in the net amount of approximately $2,080,000, the dividend payment of approximately $974,000, and the deferred financing costs on the establishment of the Webster Credit Line (as described below) of approximately $111,000.

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

The Webster Credit Line replaced the $7.7 million credit facility (the “Sterling Credit Line”) with Sterling National Bank (“Sterling”). We paid off the entire balance due to Sterling with proceeds from the Webster Credit Line and terminated the Sterling Credit Line on February 27, 2015. In addition, we utilized the Webster Credit Line to repay in full loans from Mr. Ran in the aggregate amount of $1,100,000, as well as two short-term loans, outstanding at December 31, 2014, in the aggregate amount of $1,000,000, bearing interest at the rate of 12% per annum. At June 30, 2016, the outstanding amount under the Webster Credit Line was $9,469,589. The interest rate on the amount outstanding fluctuates daily. The rate for June 30, 2016 was 5.2103%.

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

On April 25, 2016, MBC Funding II completed an underwritten public offering of the Notes. We guaranteed MBC Funding II’s obligations under the Notes, which are secured by our pledge of 100% of the outstanding common shares of MBC Funding II we own. The gross proceeds to MBC Funding II from this offering were $6.0 million, and the net proceeds were approximately $5.3 million, after deducting the underwriting discounts and commissions and other offering expenses. MBC Funding II utilized the proceeds to purchase a pool of mortgage loans from us, which we in turn used to pay down the Webster Credit Line.

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

(a)	Evaluation and Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016 (the “Evaluation Date”).  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II             OTHER INFORMATION

Item 5.	OTHER INFORMATION

On July 21, 2016, we amended the lease agreement (the “Lease Amendment”) for our corporate headquarters, located at 60 Cutter Mill Road, Great Neck, New York 11021, to extend the term of the lease for an additional five-years, through September 30, 2021. Among other things, the Lease Amendment provides for gradual rent increases annually from approximately $3,500 per month during the first year to $3,900 per month during the fifth year of the extension term.

The foregoing summary of the Lease Amendment is qualified in its entirety by reference to the complete text of the Lease Amendment, which is filed herewith as Exhibit 10.7 to this Report, and is incorporated, herein by reference.

Item 6.	EXHIBITS

Exhibit No.	Description
10.1	Indenture, dated as of April 25, 2016, among Manhattan Bridge Capital, Inc., MBC Funding II Corp and Worldwide Stock Transfer, LLC (1)
10.2	Asset Purchase agreement, dated as of April 25, 2016, between Manhattan Bridge Capital, Inc. and MBC Funding II Corp (1)
10.3	Continuing Guaranty of Manhattan Bridge Capital Inc. dated April 25, 2016. (1)
10.4	Pledge Agreement, dated as of April 25, 2016, between Manhattan Bridge Capital and Worldwide Stock Transfer, LLC (1)
10.5	Amendment No. 2, dated as of April 25, 2016, among Manhattan Bridge Capital, Inc., DAG Funding Solutions Inc. and Webster Business Credit Corporation (1)
10.6	Lease Agreement between the Company and Majestic Neck Corp. for the premises located at 60 Cutter Mill Road, Great Neck, New York 11201
10.7	Amendment of Lease, dated July 21, 2016, between the Company and Philips Cutter Mill Owner LLC for the premises located at 60 Cutter Mill Road, Great Neck, New York 11201
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Schema Document
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.
(1)	Previously filed on April 27, 2016 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Manhattan Bridge Capital, Inc. (Registrant)

Date: July 28, 2016	By: /s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2016	By: /s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

