Form 10-Q
period 2016-09-30
MANHATTAN BRIDGE CAPITAL, INC
filed 2016-10-26
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

As of October 26, 2016, the registrant had a total of 8,135,036 shares of Common Stock, $.001 par value per share, outstanding.

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

All references in this Form 10-Q to “Company,” “we,” “us,” or “our” refer to Manhattan Bridge Capital, Inc. and its wholly-owned subsidiaries DAG Funding Solutions, Inc. and MBC Funding II Corp., unless the context otherwise indicates.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$158,519	$106,836
Cash - restricted	919,352	—
Short term loans receivable	23,314,500	20,199,000
Interest receivable on loans	304,338	382,572
Other current assets	49,673	32,865
Total current assets	24,746,382	20,721,273

Long term loans receivable	8,217,320	10,705,040
Property and equipment, net	9,038	8,771
Security deposit	6,816	6,816
Investment in privately held company	40,000	50,000
Deferred financing costs	68,234	164,510
Total assets	$33,087,790	$31,656,410

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$4,263,055	$11,821,099
Short term loans	—	1,095,620
Accounts payable and accrued expenses	71,940	99,643
Deferred origination fees	344,561	279,682
Dividends payable	—	617,443
Total current liabilities	4,679,556	13,913,487
Long term liabilities:
Senior secured note (net of deferred financing costs of $716,441)	5,283,559	—
Total liabilities	9,963,115	13,913,487
Commitments and contingencies
Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; no shares issued	—	—
Common shares - $.001 par value; 25,000,000 authorized; 8,290,749 and 7,441,039 issued; 8,113,749 and 7,264,039 outstanding	8,291	7,441
Additional paid-in capital	23,025,856	18,500,524
Treasury stock, at cost – 177,000	(369,335)	(369,335)
Retained earnings (Accumulated deficit)	459,863	(395,707)
Total stockholders’ equity	23,124,675	17,742,923
Total liabilities and stockholders’ equity	$33,087,790	$31,656,410

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income from loans	$960,274	$871,250	$2,848,516	$2,392,329
Origination fees	208,951	160,456	591,191	463,092
Total revenue	1,169,225	1,031,706	3,439,707	2,855,421

Operating costs and expenses:
Interest and amortization of debt service costs	205,449	159,875	593,749	493,652
Referral fees	2,263	948	5,525	3,260
General and administrative expenses	236,972	229,873	698,356	696,464
Total operating costs and expenses	444,684	390,696	1,297,630	1,193,376
Income from operations	724,541	641,010	2,142,077	1,662,045
Loss on write-down of investment in privately held company (Note 5)	—	—	(10,000)	(15,000)
Income before income tax expense	724,541	641,010	2,132,077	1,647,045
Income tax expense	—	(2,005)	(2,146)	(2,005)
Net income	$724,541	$639,005	$2,129,931	$1,645,040

Basic and diluted net income per common share outstanding:
—Basic	$0.10	$0.09	$0.29	$0.25
—Diluted	$0.10	$0.09	$0.29	$0.25

Weighted average number of common shares outstanding
—Basic	7,598,626	7,223,043	7,407,787	6,597,987
—Diluted	7,623,635	7,263,017	7,426,165	6,637,755

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net Income	$2,129,931	$1,645,040
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	51,474	27,501
Depreciation	2,752	4,926
Non cash compensation expense	10,192	10,248
Loss on write-down of investment in privately held company (Note 5)	10,000	15,000
Changes in operating assets and liabilities:
Interest receivable on loans	78,234	(108,815)
Other current and non current assets	(16,809)	(27,377)
Accounts payable and accrued expenses	(27,702)	(74,031)
Deferred origination fees	64,879	4,360
Net cash provided by operating activities	2,302,951	1,496,852

Cash flows from investing activities:
Issuance of short term loans	(24,299,500)	(15,346,500)
Collections received from loans	23,671,720	10,234,936
Purchase of fixed assets	(3,019)	(3,474)
Net cash used in investing activities	(630,799)	(5,115,038)

Cash flows from financing activities:
(Repayments of) Proceeds from loans and line of credit, net	(8,653,664)	1,024,238
Cash restricted for reduction of line of credit	(919,352)	—
Proceeds from public offerings, net	9,539,347	4,237,199
Deferred financing costs	—	(111,400)
Proceeds from exercise of stock options and warrants	305,004	32,838
Dividends paid	(1,891,804)	(1,551,221)
Net cash (used in) provided by financing activities	(1,620,469)	3,631,654

Net increase in cash and cash equivalents	51,683	13,468
Cash and cash equivalents, beginning of period	106,836	47,676
Cash and cash equivalents, end of period	$158,519	$61,144

Supplemental Cash Flow Information:
Taxes paid during the period	$1,948	$29
Interest paid during the period	$546,015	$423,650

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016

1. THE COMPANY

The accompanying unaudited consolidated financial statements of Manhattan Bridge Capital, Inc. (“MBC”), a New York corporation founded in 1989, and its consolidated subsidiaries, DAG Funding Solutions, Inc. (“DAG Funding”), a New York corporation formed in May 2007 (dissolved in September 2016), and MBC Funding II Corp. (“MBC Funding II”), a New York corporation formed in December 2015 (collectively referred to herein as the “Company”) have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2015 and the notes thereto included in the Company’s Form 10-K. Results of consolidated operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year.

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

2. RECENT TECHNICAL ACCOUNTING PRONOUNCEMENTS

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. The ASU simplifies the presentation of deferred income taxes by requiring deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. This Update will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (IFRS). For public business entities, the ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - a consensus of the Emerging Issues Task Force.” The ASU is to amend ASC 230 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

3. CASH - RESTRICTED

Restricted cash mainly represents collections received, pending clearance, from the Company’s commercial loans and is primarily dedicated to the reduction of the Webster Credit Line (see Note 8).

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

At September 30, 2016, we were committed to an additional $4,595,000 in construction loans that can be drawn by the borrower when certain conditions are met.

At September 30, 2016, no one entity has loans outstanding representing more than 10% of the total balance of the loans outstanding.

The Company generally grants loans for a term of one year. When a performing loan reaches its maturity and the borrower requests an extension we may extend the term of the loan beyond one year and reclassify it as part of long term loans receivable. Prior to granting an extension of any loan, we reevaluate the underlying collateral.

Long Term Loans Receivable

Long term loans receivable is comprised of the loans that were extended beyond the original maturity dates, unless it is clear that the loan will be paid back by September 30, 2017. At September 30, 2016, the Company’s loan portfolio consists of $23,314,500 short term loans receivable and $8,217,320 long term loans receivable.

Credit Risk

Credit risk profile based on loan activity as of September 30, 2016 and 2015:

	Developers- Residential	Developers- Commercial	Developers Mixed Use	Total outstanding loans
September 30, 2016	$28,864,320	$500,000	$2,167,500	$31,531,820
September 30, 2015	$27,526,540	$1,000,000	$617,500	$29,144,040

At September 30, 2016, the Company’s long term loans receivable includes loans in the amount of $225,000, $725,000 and $3,197,320 originally due in 2013, 2014 and 2015, respectively. In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans. Accordingly, at September 30, 2016, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof included in operations. Subsequent to September 30, 2016, $1,867,500 of the Company’s long term loans receivable were paid off.

5. Investment in Privately Held Company

The Company had an original investment in a privately held Israeli-based company in the amount of $100,000. The privately held company offers surgeons and radiologists the ability to detect cancer in real time. Due to the fact that the privately held company has experienced delays in executing its business plan, the Company determined to write down the value of its investment to $65,000 at December 31, 2013 and to $50,000 at June 30, 2015. The Company further wrote down the value of its investment to $40,000 at June 30, 2016, resulting in a charge to the statement of operations of $10,000 for the nine-month period ended September 30, 2016.

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

The denominator is based on the following weighted average number of common shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic	7,598,626	7,223,043	7,407,787	6,597,987
Incremental shares for assumed conversion of options	25,009	39,974	18,378	39,768
Diluted	7,623,635	7,263,017	7,426,165	6,637,755

For the three and nine month periods ended September 30, 2016, 47,309 and 53,940, exercisable stock options and warrants were not included in the diluted earnings per share calculation, respectively, because their effect would have been anti-dilutive.

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

The share based compensation expense includes the amortization of the fair value of 1,000,000 restricted shares granted to the Company’s CEO, Assaf Ran, on September 9, 2011 of $195,968, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value will be amortized over 15 years.

Share based compensation expense recognized under ASC 718 for the three and nine months ended September 30, 2016 were $3,397 and $10,192, respectively. Share based compensation expense recognized under ASC 718 for the three and nine months ended September 30, 2015 were $3,416 and $10,248, respectively.

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

The following summarizes the Company’s stock option activity for the nine month period ended September 30, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	35,000	$1.92
Granted	—	—
Exercised	—	—
Forfeited or expired	(7,000)	1.21
Outstanding at September 30, 2016	28,000	$2.10	2.00	$19,851
Vested and exercisable at September 30, 2016	28,000	$2.10	2.00	$19,851

On July 31, 2014, in connection with the Company’s public offering in July 2014, the Company issued warrants to purchase up to 87,719 common shares, with an exercise price of $3.5625 per common share, to the representative of the underwriters of the offering (the “July 2014 Rep Warrants”). These warrants are exercisable at any time, and from time to time, in whole or in part, commencing on July 28, 2015 and expire on July 28, 2019. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $42,224. At September 30, 2016, July 2014 Rep Warrants to purchase up to 10,250 common shares were outstanding.

On May 29, 2015, in connection with the Company’s public offering in May 2015, the Company issued warrants to purchase up to 50,750 common shares, with an exercise price of $5.4875 per common share, to the representative of the underwriters of the offering (the “May 2015 Rep Warrants”). These warrants are exercisable at any time, and from time to time, in whole or in part, commencing on May 22, 2016 and expire on May 22, 2020. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $54,928. At September 30, 2016, May 2015 Rep Warrants to purchase up to 34,068 common shares were outstanding.

On August 15, 2016, in connection with the Shelf Takedown (defined below), the Company issued warrants to purchase up to 33,612 common shares, with an exercise price of $7.4375 per common share, to the representative of the underwriters of the offering (the “August 2016 Rep Warrants”). The warrants are exercisable at any time, and from time to time, in whole or in part, commencing on August 9, 2017 and expire on August 9, 2021. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $47,020. At September 30, 2016, all of the August 2016 Rep Warrants were outstanding.

8. LOANS AND LINE OF CREDIT

Short Term Loans

As of April 2016, all of the Company’s short-term loans were repaid in full.

Line of Credit

On February 27, 2015, the Company entered into a Line of Credit Agreement with Webster Business Credit Corporation (“Webster”) pursuant to which it may borrow up to $14 million until February 27, 2018 (the “Webster Credit Line”) against assignments of mortgages and other collateral. The Webster Credit Line provides for an interest rate of either LIBOR plus 4.75% or the base commercial lending rate of Webster plus 3.25% as chosen by the Company for each drawdown. The Webster Credit Line contains various covenants and restrictions including, among other covenants and restrictions, limiting the amount that the Company can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans the Company makes to its customers, limiting the Company’s ability to pay dividends under certain circumstances, and limiting the Company’s ability to repurchase its common shares, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates. Mr. Ran has personally guaranteed all of the Company’s obligations to Webster. Total costs to establish the Webster Credit Line were approximately $144,000. These costs are being amortized over three years, using the straight-line method. The amortization costs for the nine months ended September 30, 2016 and 2015 were $36,124 and $27,501, respectively.

The Webster Credit Line replaced the $7.7 million credit facility (the “Sterling Credit Line”) with Sterling National Bank (“Sterling”). The Company paid off the entire balance due to Sterling with proceeds from the Webster Credit Line and terminated the Sterling Credit Line on February 27, 2015. In addition, the Company utilized the Webster Credit Line to repay in full loans from Mr. Ran in the aggregate amount of $1,100,000, as well as two short-term loans, outstanding at December 31, 2014, in the aggregate amount of $1,000,000, which bore interest at the rate of 12% per annum. At September 30, 2016, the outstanding amount under the Webster Credit Line was $4,263,055. The interest rate on the amount outstanding fluctuates daily. The rate for September 30, 2016 was 5.27438%.

9. PUBLIC OFFERINGS

On April 25, 2016, MBC Funding II completed a firm commitment underwritten public offering of 6% senior secured notes due April 22, 2026 (the “Notes”). The Company guaranteed MBC Funding II’s obligations under the Notes, which are secured by a pledge by the Company of 100% of the outstanding common shares of MBC Funding II it owns. The gross proceeds to MBC Funding II from this offering were $6,000,000, and the net proceeds were approximately $5,200,000, after deducting the underwriting discounts and commissions and other offering expenses. MBC Funding II utilized the proceeds to purchase a pool of mortgage loans from MBC, which the Company in turn used to pay down the Webster Credit Line (see Note 8).

On August 15, 2016, the Company completed a public offering of 672,269 common shares at an offering price of $5.95 per share (the “Shelf Takedown”). The gross proceeds raised by the Company from the Shelf Takedown were approximately $4,600,000 (including approximately $600,000 from the sale of 100,840 additional common shares upon the exercise of the over-allotment option by the underwriter) before deducting underwriting discounts and commissions and other estimated offering expenses. The total net proceeds from the Shelf Takedown were approximately $4,200,000.

10. COMMITMENTS AND CONTINGENCIES

Operating Lease

On June 9, 2011, the Company entered into a new lease agreement (the “Lease’) to relocate its corporate headquarters to 60 Cutter Mill Road, Great Neck, New York. The Lease was for a term of five years and two months commencing June 2011 and ending August 2016. The rent increased annually during the term and ranged from approximately $2,800 per month during the first year to approximately $3,200 per month during the fifth year.

On July 21, 2016, the Company amended the Lease (the “Lease Amendment”) to extend the term of the Lease for an additional five-years, through September 30, 2021. Among other things, the Lease Amendment provides for gradual rent increases annually from approximately $3,500 per month during the first year to $3,900 per month during the fifth year of the extension term.

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

The properties securing our loans are generally classified as residential or commercial real estate and, typically, are held for resale or investment and typically, are not income producing. Each loan is secured by a first mortgage lien on real estate. In addition, each loan is personally guaranteed by the principal(s) of the borrower guaranty, which guaranty may be collaterally secured by a pledge of the guarantor’s interest in the borrower. The face amounts of the loans we originate historically have ranged from $14,000 to a maximum of $1,475,000. Our Board established a policy limiting the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $2 million. Our loans typically have a maximum initial term of 12 months and bear interest at a fixed rate of 12% to 14% per year. In addition, we usually receive origination fees, or “points,” ranging from 0% to 3% of the original principal amount of the loan as well as other fees relating to underwriting, funding and managing the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser), and in the case of construction financing, up to 80% of construction costs.

Since commencing this business in 2007, we have made over 470 loans, have never foreclosed on a property and none of our loans have ever gone into default although sometimes we have renewed or extended our loans to enable the borrower to avoid premature sale or refinancing of the property. When we renew or extend a loan we receive additional “points” and other fees.

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

For the nine month periods ended September 30, 2016 and 2015 the total amounts of $24,299,500 and $15,346,500 have been lent, respectively, offset by collections received from borrowers, under our commercial loans in the amount of $23,671,720 and $10,234,936, respectively.

At September 30, 2016, we were committed to an additional $4,595,000 in construction loans that can be drawn by the borrower when certain conditions are met.

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

On April 25, 2016, MBC Funding II Corp., a New York corporation (“MBC Funding II”), our wholly owned subsidiary, completed a firm commitment underwritten public offering of 6% senior secured notes due April 22, 2026 (the “Notes”). We guaranteed MBC Funding II’s obligations under the Notes, which are secured by our pledge of 100% of the outstanding common shares of MBC Funding II we own. The gross proceeds to MBC Funding II from this offering were $6.0 million, and the net proceeds were approximately $5.2 million, after deducting the underwriting discounts and commissions and other offering expenses. MBC Funding II utilized the proceeds to purchase a pool of mortgage loans from us, which we in turn used to pay down the Webster Credit Line.

On August 15, 2016, we completed another public offering of 672,269 common shares. In addition, the underwriter fully exercised its over-allotment option for an additional 100,840 common shares. The gross proceeds from the offering, including the exercise of the over-allotment option, were approximately $4.6 million and the net proceeds were approximately $4.2 million, after deducting our underwriting discounts and commissions and offering expenses.

To date, we have not experienced any defaults and none of the loans previously made have been non-collectable, although no assurances can be given that existing or future loans may not go into default or prove to be non-collectible in the future.

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenue

Total revenues for the three month period ended September 30, 2016 were approximately $1,169,000 compared to approximately $1,032,000 for the three month period ended September 30, 2015, an increase of $137,000, or 13.3%. The increase in revenue represents an increase in lending operations. For the three month periods ended September 30, 2016 and 2015, approximately $960,000 and $871,000, respectively, of our revenues were attributable to interest income on the secured commercial loans that we offer to small businesses, and approximately $209,000 and $160,000, respectively, of our revenues were attributable to origination fees on such loans. Our loans are principally secured by collateral consisting of real property and, generally, accompanied by personal guarantees.

Interest and amortization of debt service costs

Interest and amortization of debt service costs for the three month period ended September 30, 2016 was approximately $205,000 compared to approximately $160,000 for the three month period ended September 30, 2015, an increase of $45,000, or 28.1%. The increase in interest and amortization of debt service costs was primarily attributable to the issuance of the Notes (See Note 9 to the financial statements included elsewhere in this report).

General and administrative expenses

General and administrative expenses for the three month period ended September 30, 2016 were approximately $237,000 compared to approximately $230,000 for the three month period ended September 30, 2015, an increase of $7,000, or 3.0%. The increase is primarily attributable to an increase in payroll expenses, offset by a decrease in consulting fees.

Net income

Net income for the three month period ended September 30, 2016 was approximately $725,000 compared to approximately $639,000 for the three month period ended September 30, 2015, an increase of $86,000, or 13.5%. The increase is primarily attributable to the increase in revenue, offset by the increase in interest and amortization of debt service costs.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenue

Total revenues for the nine month period ended September 30, 2016 were approximately $3,440,000 compared to approximately $2,855,000 for the nine month period ended September 30, 2015, an increase of $585,000, or 20.5%. The increase in revenue represents an increase in lending operations. For the nine month periods ended September 30, 2016 and 2015, revenues of approximately $2,849,000 and $2,392,000, respectively, were attributable to interest income on the secured commercial loans that we offer to small businesses, and approximately $591,000 and $463,000, respectively, were attributable to origination fees on such loans. Our loans are principally secured by collateral consisting of real property and, generally, accompanied by personal guarantees.

Interest and amortization of debt service costs

Interest and amortization of debt service costs for the nine month period ended September 30, 2016 were approximately $594,000 compared to approximately $494,000 for the nine month period ended September 30, 2015, an increase of $100,000, or 20.2%. The increase in interest and amortization of debt service costs was primarily attributable to the establishment and use of the Webster Credit Line, and the issuance of the Notes (See Notes 8 and 9 to the financial statements included elsewhere in this report) in order to increase our ability to make loans.

General and administrative expenses

General and administrative expenses for the nine month period ended September 30, 2016 were approximately $698,000 compared to approximately $696,000 for the nine month period ended September 30, 2015, an increase of $2,000. The increase is primarily attributable to increases in bank fees and legal fees, offset by a decrease in consulting fees.

Write-down of investment in privately held company

Write-down of investment in privately held company for the nine month periods ended September 30, 2016 and 2015 was $10,000 and $15,000, respectively. We wrote down the value of our investment in a privately held company due to the fact that it has experienced delays in executing its business plan. (See Note 5 to the financial statements included elsewhere in this report).

Net Income

Net income for the nine month period ended September 30, 2016 was approximately $2,130,000 compared to approximately $1,645,000 for the nine month period ended September 30, 2015, an increase of $485,000, or 29.5%. The increase is primarily attributable to the increase in revenue, offset by the increase in interest and amortization of debt service costs.

Liquidity and Capital Resources

At September 30, 2016, we had cash and cash equivalents of approximately $159,000 and working capital of approximately $20,067,000 as compared to cash and cash equivalents of approximately $107,000 and working capital of $6,808,000 at December 31, 2015. The increase in working capital is primarily attributable to decreases in the line of credit and short term loans, mainly resulting from the issuance of the Notes and the proceeds from the August 2016 public stock offering (as described above), and no dividends accrual at September 30, 2016.

For the nine month periods ended September 30, 2016 and 2015, net cash provided by operating activities were approximately $2,303,000 and $1,497,000, respectively. The increase in net cash provided by operating activities primarily results from increases in net income and in deferred origination fees, and a decrease in interest receivable on loans.

Net cash used in investing activities for the nine month period ended September 30, 2016 was approximately $631,000 as compared to approximately $5,115,000 for the period ended September 30, 2015. Net cash used in investing activities for the nine month period ended September 30, 2016 consisted of the issuance of our short term commercial loans in the amount of approximately $24,300,000 and the purchase of fixed assets of approximately $3,000, offset by collection of these loans in the amount of approximately $23,672,000. In the period ended September 30, 2015 net cash used in investing activities consisted of the issuance of our short term commercial loans in the amount of approximately $15,347,000 and the purchase of fixed assets of approximately $3,000, offset by collection of these loans in the amount of approximately $10,235,000.

Net cash used in financing activities for the nine month period ended September 30, 2016 was approximately $1,620,000 as compared to approximately $3,632,000 provided by financing activities for the period ended September 30, 2015. Net cash used in financing activities for the nine month period ended September 30, 2016 reflects the repayments of the line of credit and short term loans in the net amount of approximately $8,654,000, cash restricted for reduction of line of credit of approximately $919,000 and the dividend payment of approximately $1,892,000, offset by the net proceeds from the public offerings of approximately $9,539,000 (including pertinent expenses of approximately $60,000 paid during 2015) and the proceeds from the exercise of warrants of approximately $305,000. In the period ended September 30, 2015, net cash provided by financing activities reflects the net proceeds from the public offering of approximately $4,237,000, the proceeds from lines of credit and short-term loans in the net amount of approximately $1,024,000 and the proceeds from the exercise of stock options and warrants of approximately $33,000, offset by the dividend payment of approximately $1,551,000, and the deferred financing costs on the establishment of the Webster Credit Line (as described below) in the amount of approximately $111,000.

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

The Webster Credit Line replaced the $7.7 million credit facility (the “Sterling Credit Line”) with Sterling National Bank (“Sterling”). We paid off the entire balance due to Sterling with proceeds from the Webster Credit Line and terminated the Sterling Credit Line on February 27, 2015. In addition, we utilized the Webster Credit Line to repay in full loans from Mr. Ran in the aggregate amount of $1,100,000, as well as two short-term loans, outstanding at December 31, 2014, in the aggregate amount of $1,000,000, bearing interest at the rate of 12% per annum. At September 30, 2016, the outstanding amount under the Webster Credit Line was $4,263,055 and the interest rate was 5.27438%. The interest rate on the amount outstanding fluctuates daily.

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

On April 25, 2016, MBC Funding II completed an underwritten public offering of the Notes. We guaranteed MBC Funding II’s obligations under the Notes, which are secured by our pledge of 100% of the outstanding common shares of MBC Funding II we own. The gross proceeds to MBC Funding II from this offering were $6.0 million, and the net proceeds were approximately $5.2 million, after deducting the underwriting discounts and commissions and other offering expenses. MBC Funding II utilized the proceeds to purchase a pool of mortgage loans from us, which we in turn used to pay down the Webster Credit Line.

On August 15, 2016, we completed another public offering of 672,269 common shares. In addition, the underwriter fully exercised its over-allotment option for an additional 100,840 common shares. The gross proceeds from the offering, including the exercise of the over-allotment option, were approximately $4.6 million and the net proceeds were approximately $4.2 million, after deducting our underwriting discounts and commissions and offering expenses.

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

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. EXHIBITS

Exhibit No.	Description

4.1	Form of Representative’s Warrant issued in connection with the August 15, 2016 Shelf Takedown (1)

31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act

31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act

101.INS	XBRL Instance Document

101.CAL	XBRL Taxonomy Extension Schema Document

101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

(1)	Previously filed on August 15, 2016 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Manhattan Bridge Capital, Inc. (Registrant)

Date: October 26, 2016	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: October 26, 2016	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)