Form 10-K
period 2016-12-31
MANHATTAN BRIDGE CAPITAL, INC
filed 2017-03-15
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-25991

MANHATTAN BRIDGE CAPITAL, INC.

New York	11-3474831
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter earlier period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the Registrant’s voting and non-voting common shares held by non-affiliates of the Registrant on June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, computed by reference to the closing price for a common share on the NASDAQ Capital Market on such date, was approximately $24,882,215. (For this computation, the Registrant has excluded the market value of all common shares reported as beneficially owned by executive officers and directors of the Registrant and certain other shareholders; such an exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the Registrant.)

As of March 15, 2017 the registrant has a total of 8,135,036 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MANHATTAN BRIDGE CAPITAL, INC.

FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report”) contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the words “believe,” “expect,” “intend,” “estimate” and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial condition and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements”), including but not limited to the following: (i) we have limited operating history as a real estate investment trust; (ii) our loan origination activities, revenues and profits are limited by available funds; (iii) we operate in a highly competitive market and competition may limit our ability to originate loans with favorable interest rates; (iv) our chief executive officer is critical to our business and our future success may depend on our ability to retain him; (v) if we overestimate the yields on our loans or incorrectly value the collateral securing the loan, we may experience losses; (vi) we may be subject to “lender liability” claims; (vii) our loan portfolio is illiquid; (viii) our due diligence may not uncover all of a borrower’s liabilities or other risks to its business; (ix) borrower concentration could lead to significant losses; (x) our management has limited experience managing a real estate investment trust; and (xi) we may choose to make distributions in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive. The accompanying information contained in this report, including the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, identifies important factors that could cause such differences. These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

Unless the context otherwise requires, all references in this Report to “Manhattan Bridge Capital,” “the Company,” “we,” “us” and “our” refer to Manhattan Bridge Capital, Inc., a New York corporation founded in 1989, and its consolidated subsidiaries, DAG Funding Solutions, Inc. (“DAG Funding”), a New York corporation formed in May 2007 through its dissolution in September 2016, and MBC Funding II Corp. (“MBC Funding II”), a New York corporation formed in December 2015.

PART I

Item 1. Business

General

We are a New York-based real estate finance company that specializes in originating, servicing and managing a portfolio of first mortgage loans. We offer short-term, secured, non-banking loans (sometimes referred to as “hard money” loans), which we may renew or extend on, before or after their initial term expires, to real estate investors to fund their acquisition, renovation, rehabilitation or improvement of properties located in the New York metropolitan area. We are organized and conduct our operations to qualify as a real estate investment trust for federal income tax purposes (“REIT”). We have qualified for taxation as a REIT beginning with our taxable year ended December 31, 2014.

We are organized as a New York corporation and operated as a fully-taxable C-corporation for federal and state income tax purposes through the end of our 2013 tax year. As a result, we were able to re-invest most of our net after-tax profits back into our business. In 2014, we concluded that it would be in the best interests of our shareholders if we operated as a REIT for U.S. federal income tax purposes. In July 2014, we completed a public offering of 1,754,386 common shares at a price to the public of $2.85 per share. As a result of that offering, we met all the requirements to qualify as a REIT and elected REIT status starting with that year.

In order to maintain our qualification for taxation as a REIT, we are required to distribute at least 90% of our taxable income to our shareholders each year. To the extent we distribute less than 100% of our taxable income to our shareholders (but more than 90%) we will maintain our qualification for taxation as a REIT but the undistributed portion will be subject to regular corporate income taxes. As a REIT, we may also be subject to federal excise taxes and minimum state taxes. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, in order for us to qualify for taxation as a REIT, not more than 50% in value of our outstanding common shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code of 1986, as amended (the “Code”) to include certain entities) at any time during the last half of each taxable year, and at least 100 persons must beneficially own our stock during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. To help ensure that we meet the tests, our restated certificate of incorporation restricts the acquisition and ownership of our capital stock. The ownership limitation is fixed at 4.0% of our outstanding shares of capital stock, by value or number of shares, whichever is more restrictive.

The properties securing the loans are generally classified as residential or commercial real estate and, typically, are not income producing. Each loan is secured by a first mortgage lien on real estate. In addition, each loan is personally guaranteed by the principal(s) of the borrower, which guarantee may be collaterally secured by a pledge of the guarantor’s interest in the borrower. The face amount of the loans we originate historically ranged from $14,000 to a maximum of $2 million. Our lending policy limits the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $2 million. Our loans typically have a maximum initial term of 12 months and bear interest at a fixed rate of 12% to 14% per year. In addition, we usually receive origination fees or “points” ranging from 0% to 3% of the original principal amount of the loan as well as other fees relating to underwriting and funding the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser) and in the case of construction financing, it is typically up to 80% of construction costs.

Since commencing our business in 2007, we have never foreclosed on a property and none of our loans have ever gone into default, although sometimes we have renewed or extended the term of a loan to enable the borrower to avoid premature sale or refinancing of the property. When we renew or extend a loan we generally receive additional “points” and other fees.

Our executive officers are experienced in hard money lending under various economic and market conditions. Loans are originated, underwritten and structured by our chief executive officer, assisted by our chief financial officer and controller, and then managed and serviced principally by our chief financial officer. A principal source of new transactions has been repeat business from prior customers and their referral of new business. We also receive leads for new business from real estate brokers and mortgage brokers and a limited amount of advertising.

Our primary business objective is to grow our loan portfolio while protecting and preserving capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term through dividends. We intend to achieve this objective by continuing to selectively originate, fund loans secured by first mortgages on residential real estate held for investment located in the New York metropolitan area and to carefully manage and service our portfolio in a manner designed to generate attractive risk-adjusted returns across a variety of market conditions and economic cycles. We believe that current market dynamics specifically the demand/supply imbalance for relatively small real estate loans, presents significant opportunities for us to selectively originate high-quality first mortgage loans on attractive terms and we believe that these market conditions should persist for a number of years. We have built our business on a foundation of intimate knowledge of the New York metropolitan area real estate market combined with a disciplined credit and due diligence culture that is designed to protect and preserve capital. We believe that our flexibility and ability to structure loans that address the needs of our borrowers without compromising our standards on credit risk, our expertise, our intimate knowledge of the New York metropolitan area real estate market and our focus on newly originated first mortgage loans, has defined our success until now and should enable us to continue to achieve our objectives.

The Market Opportunity

Real estate investment is a capital-intensive business that relies heavily on debt capital to acquire, develop, improve, construct, renovate and maintain properties. We believe that the demand for relatively small loans to acquire, renovate or improve residential real estate held in the New York metropolitan market presents a compelling opportunity to generate attractive returns for an established, well-financed, non-bank lender like us. We have competed successfully in this market notwithstanding the fact that many traditional lenders, such as banks and other institutional lenders, also service this market. Our primary competitive advantage is our ability to approve and fund loans quickly and efficiently. In this environment, characterized by a supply-demand imbalance for financing and increasing asset values, we believe we are well positioned to capitalize and profit from these industry trends.

We believe there is a significant market opportunity for a well-capitalized “hard money” real estate finance company to originate attractively priced loans with strong credit fundamentals. Particularly in the New York metropolitan area, where real estate values are relatively stable and substandard properties are being improved, rehabilitated and renovated, we believe there are many opportunities for a “hard money” lender providing capital for these purposes to small scale developers. We further believe that our flexibility to structure loans to suit the particular needs of our borrowers and our ability to close quickly make us an attractive alternative to banks and other large institutional lenders for small real estate developers and investors.

Our Business and Growth Strategies

Our objective is to protect and preserve capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term, principally through dividends. We intend to achieve this objective by continuing to focus exclusively on selectively originating, servicing and managing a portfolio of short-term real estate loans secured by first mortgages on real estate located in the New York metropolitan area that are designed to generate attractive risk-adjusted returns across a variety of market conditions and economic cycles. We believe that our ability to react quickly to the needs of borrowers, our flexibility in terms of structuring loans to meet the needs of borrowers, our intimate knowledge of the New York metropolitan area real estate market, our expertise in “hard money” lending and our focus on newly originated first mortgage loans, should enable us to achieve this objective. Nevertheless, we will remain flexible in order to take advantage of other real estate related opportunities that may arise from time to time, whether they relate to the mortgage market or, if we determine that it is in our best interest, to direct or indirect investments in real estate.

Our strategy to achieve our objective includes the following:

●	capitalize on opportunities created by the long-term structural changes in the real estate lending market and the continuing demand for liquidity in the real estate market;

●	take advantage of the prevailing economic environment as well as economic, political and social trends that may impact real estate lending currently and in the future as well as the outlook for real estate in general and particular asset classes;

●	remain flexible in order to capitalize on changing sets of investment opportunities that may be present in the various points of an economic cycle; and

●	operate so as to qualify for taxation as a REIT and for an exemption from registration under the Investment Company Act.

In furtherance of these strategies, on February 27, 2015, we obtained a three-year $14 million revolving line of credit with Webster Business Credit Corporation (“Webster”) to replace our existing $7.7 million credit facility with Sterling National Bank. Mr. Ran, has personally guaranteed all of our obligations to Webster.

Our Competitive Strengths

We believe our competitive strengths include:

●	Experienced management team. Our management team has successfully originated and serviced a portfolio of real estate mortgage loans generating attractive annual returns under varying economic and real estate market conditions. We expect that the experience of our management team will provide us with the ability to effectively deploy our capital in a manner that we believe will provide for attractive risk-adjusted returns but with a focus on capital preservation and protection.

●	Long-standing relationships. A significant portion of our business comes from repeat customers with whom we have long-standing relationships. These customers are also a referral source for new borrowers. As long as these customers remain active real estate investors they provide us with an advantage in securing new business and help us maintain a pipeline to attractive new opportunities that may not be available to many of our competitors or to the general market.

●	Knowledge of the market. Our intimate knowledge of the New York metropolitan area real estate market enhances our ability to identify attractive opportunities and helps distinguish us from many of our competitors.

●	Disciplined lending. We seek to maximize our risk-adjusted returns, and preserve and protect capital, through our disciplined and credit-based approach. We utilize rigorous underwriting and loan closing procedures that include numerous checks and balances to evaluate the risks and merits of each potential transaction. We seek to protect and preserve capital by carefully evaluating the condition of the property, the location of the property, the creditworthiness of the guarantors and the availability of other forms of collateral.

●	Vertically-integrated loan origination platform. We manage and control the loan process from origination through closing with our own personnel or independent legal counsel and appraisers, with whom we have long relationships, who together constitute a highly experienced team in credit evaluation, underwriting and loan structuring. We also believe that our procedures and experience allow us to quickly and efficiently execute opportunities we deem desirable.

●	Structuring flexibility. As a relatively small, non-bank real estate lender, we can move quickly and have much more flexibility than traditional lenders to structure loans to suit the needs of our clients. Our ability to customize financing structures to meet borrowers’ needs is one of our key business strengths.

●	No legacy issues. Unlike many of our competitors, we are not burdened by distressed legacy real estate assets. We do not have a legacy portfolio of lower-return or problem loans that could potentially dilute the attractive returns we believe are available in the current liquidity-challenged environment and/or distract and monopolize our management team’s time and attention. We do not have any adverse credit exposure to, and we do not anticipate that our performance will be negatively impacted by, previously purchased assets.

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

Most of our loans are funded in full at the closing. However, our loan portfolio includes a number of construction loans, which are only partially funded at closing. At December 31, 2015, our unfunded commitment was approximately $2.16 million. At December 31, 2016, our unfunded commitment was approximately $4.10 million. Advances under construction loans are funded against requests supported by all required documentation as and when needed to pay contractors and other costs of construction. In the case of construction loans, the borrower will either deliver multiple notes or one global note for the entire commitment. In either case, interest only accrues on the funded portion of the loan.

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

The typical terms of our loans are as follows:

Principal amount - Historically, a minimum of $14,000 to a maximum of $2 million. Our lending policy limits the maximum loan amount to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $2 million.

Loan-to-Value Ratio - Up to 75%, and/or up to 80% of construction costs.

Interest rate - Most of the loans in our portfolio have a fixed rate of typically 12% to 14%.

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

Fees and Expenses - Borrowers generally pay an origination fee equal to 0% to 3% of the loan amount. If we agree to extend the term of the loan, we usually collect the same origination fee we charged on the initial funding of the loan. In addition, borrowers also pay a processing fee, wire fee, bounced check fee and, in the case of construction loans, check requisition fee for each draw from the loan. Finally, the borrower pays all expenses relating to obtaining the loan including the cost of a property appraisal, the cost of a credit report and all title, recording fees and legal fees.

Operating Data

Our lending activities increased each year since 2007, the first year we started making real estate loans. We believe our business will continue to grow given the strength of the New York real estate market and our reputation among real estate investors as a reliable and reasonable financing source.

Our loan portfolio

The following table highlights certain information regarding our real estate lending activities for the periods indicated:

	Year Ended December 31,
($ in thousands)	2016	2015
Loans originated	$36,657	$21,609
Loans repaid	$32,806	$14,737
Mortgage lending revenues	$4,649	$4,001
Mortgage lending expenses	$789	$694
Number of loans outstanding	97	97
Principal amount of loans earning interest	$34,755	$30,904
Average outstanding loan balance	$358	$319
Percent of loans secured by New York area properties (1)	100.0	100.0%
Weighted average contractual interest rate	12.5%	12.3%
Weighted average term to maturity (in months) (2)	6.73%	5.40

(1) Calculated based on the number of loans.

(2) Without giving effect to extension options.

At December 31, 2016 and 2015, no single loan, borrower or group of affiliated borrowers accounted for more than 10% of our loan portfolio.

The following table sets forth information regarding the types of properties securing our mortgage loans outstanding at December 31, 2016 and 2015, and the interest earned in each category (dollars in thousands):

	2016			2015
	Number of Loans	Interest Earned	Percentage	Number of Loans	Interest Earned	Percentage
Residential	89	$1,927	91%	93	$2,289	93%
Commercial	1	26	1%	1	120	5%
Mixed Use	7	163	8%	3	46	2%
Total	97	$2,116	100%	97	$2,455	100%

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

Short-term loans. Over the last seven years we have raised approximately $8.7 million through the sale of short and medium-term promissory notes to private investors. As of April 2016, all of the short-term loans were repaid in full. Senior secured notes having an aggregate principal amount of $500,000 were repaid in full in 2013.

Public offerings. In July 2014, we sold 1,754,386 common shares in a registered public offering for an aggregate of $5.0 million, or approximately $4.3 million after deducting our underwriting discounts and commissions and offering expenses.

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

The following table shows our sources of capital, including our financing arrangements, and our loan portfolio as of December 31, 2016:

Sources of Capital ($ in thousands):
Debt:
Line of credit	$6,483
Senior secured notes (net of deferred financing costs of $698)	5,302
Total debt	$11,785
Other liabilities	1,235
Capital (equity)	22,314
Total sources of capital	$35,334
Assets:
Loans:
Short-term loans	$27,495
Long-term loans	7,260
Total loans	$34,755
Other assets	579
Total assets	$35,334

Competition

The real estate finance market in the New York metropolitan area is highly competitive. We face competition for lending and investment opportunities from a variety of institutional lenders and investors and many other market participants, including specialty finance companies, mortgage/other REITs, commercial banks and thrift institutions, investment banks, insurance companies, hedge funds and other financial institutions as well as private equity funds, family offices and high net worth individuals. Many of these competitors enjoy competitive advantages over us, including greater name recognition, established lending relationships with customers, financial resources, and access to capital.

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

Sales and Marketing

We do not engage any third parties for sales and marketing. Rather, we rely on our internal team to generate lending opportunities as well as referrals from existing or former borrowers, brokers and bankers and advertising to generate lending opportunities. A principal source of new transactions has been repeat business from prior customers and their referral of new leads.

Intellectual Property

Our business does not depend on exploiting or leveraging any intellectual property rights. To the extent we own any rights to intellectual property, we rely on a combination of federal, state and common law trademarks, service marks and trade names, copyrights and trade secret protection. We have registered some of our trademarks and service marks in the United States Patent and Trademark Office (USPTO) including “Manhattan Bridge Capital” and “DAG Funding Solutions”.

The protective steps we have taken may not deter misappropriation of our proprietary information. These claims, if meritorious, could require us to license other rights or subject us to damages and, even if not meritorious, could result in the expenditure of significant financial and managerial resources on our part.

Employees

As of December 31, 2016, we employed four employees (three full-time and one part-time). In addition, during 2016 we used outside lawyers and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions. Outside appraisers were used to assist management in evaluating the worth of collateral, when deemed necessary by management. We also used construction inspectors as well as mortgage brokers and deal initiators.

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

Regulatory Reform

The Dodd-Frank Act, which went into effect on July 21, 2010, was intended to make significant structural reforms to the financial services industry. For example, pursuant to the Dodd-Frank Act, various federal agencies have promulgated, or are in the process of promulgating, regulations with respect to various issues that may affect us. Certain regulations have already been adopted and others remain under consideration by various governmental agencies, in some cases past the deadlines set in the Dodd-Frank Act for adoption. At the present time, we do not believe any regulations adopted under the Dodd-Frank Act apply to us. However, it is possible that regulations that will be adopted in the future will apply to us or that existing regulations will apply to us as our business evolves.

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

Environmental Laws

Our borrowers, who own properties, may be subject to various environmental laws of federal, state and local governments. To the extent that an owner of a property underlying one of our debt instruments becomes liable for removal costs, the ability of the owner to make payments to us may be reduced, which in turn may adversely affect the value of the relevant mortgage asset held by us and our ability to make distributions to our shareholders. To date, our borrowers compliance with existing laws has not had a material adverse effect on our earnings and we do not have reason to believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on the properties owned by our borrowers.

Item 1A. Risk Factors

The following risk factors, among others, could affect our actual results of operations and could cause our actual results to differ materially from those expressed in forward-looking statements made by us. These forward-looking statements are based on current expectations and except as required by law we assume no obligation to update this information. You should carefully consider the risks described below and elsewhere in this Report before making an investment decision. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. Our common stock is considered speculative and the trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. The following risk factors are not the only risk factors facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.

Risks Related to Our Business

Our loan origination activities, revenues and profits are limited by available funds. If we do not increase our working capital, we will not be able to grow our business.

As a real estate finance company, our revenue and net income is limited to interest received or accrued on our loan portfolio. Our ability to originate real estate loans is limited by the funds at our disposal. In February 2015, we replaced the Sterling Credit Line with the Webster Credit Line. As of December 31, 2016, we had approximately $7.5 million of borrowing availability under the Webster Credit Line. We intend to use the proceeds from the repayment of loans outstanding and the additional borrowing capacity under the Webster Credit Line to originate real estate loans. Nevertheless, if demand for our mortgage loans increases, we cannot assure you that we will be able to capitalize on this demand given the limited funds available to us to originate loans.

We operate in a highly competitive market and competition may limit our ability to originate loans with favorable interest rates.

We operate in a highly competitive market and we believe these conditions will persist for the foreseeable future as the financial services industry continues to consolidate, producing larger, better capitalized and more geographically diverse companies with broad product and service offerings. Thus, our profitability depends, in large part, on our ability to compete effectively. Our competition includes mortgage/other REITs, specialty finance companies, savings and loan associations, banks, mortgage banks, insurance companies, mutual funds, pension funds, private equity funds, hedge funds, institutional investors, investment banking firms, non-bank financial institutions, governmental bodies, family offices and high net worth individuals. We may also compete with companies that partner with and/or receive financing from the U.S. Government. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. In addition, larger and more established competitors may enjoy significant competitive advantages, including enhanced operating efficiencies, more extensive referral networks, greater and more favorable access to investment capital and more desirable lending opportunities. Several of these competitors, including mortgage REITs, have recently raised or are expected to raise, significant amounts of capital, which enables them to make larger loans or a greater number of loans. Some competitors may also have a lower cost of funds and access to funding sources that may not be available to us, such as funding from various governmental agencies or under various governmental programs for which we are not eligible. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of possible loan transactions or to offer more favorable financing terms than we would. Finally, as a REIT and because we operate in a manner so as to be exempt from the requirements of the Investment Company Act, we may face further restrictions to which some of our competitors may not be subject. As a result, we may find that the pool of potential borrowers available to us is limited. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.

We may change our investment, leverage, financing and operating strategies, policies or procedures without shareholder consent, which may adversely affect the market value of our common shares and our ability to make distributions to shareholders.

We may amend or revise our policies, including our policies with respect to growth strategy, operations, indebtedness, capitalization, financing alternatives and underwriting criteria and guidelines, or approve transactions that deviate from our existing policies at any time, without a vote of, or notice to, our shareholders. For example, we may decide that in order to compete effectively, we should relax our underwriting guidelines and make riskier loans, which could result in a higher default rate on our portfolio. We may also decide to expand our business focus to other targeted asset classes, such as participation interests in mortgage loans, mezzanine loans and subordinate interests in mortgage loans. We could also decide to adopt investment strategies that include securitizing our portfolio, hedging transactions and swaps. We may even decide to broaden our business to include acquisitions of real estate assets, which we may or may not operate. Finally, as the market evolves, we may determine that the residential and commercial real estate markets do not offer the potential for attractive risk-adjusted returns for an investment strategy that is consistent with our intention to qualify for taxation as a REIT and to operate in a manner to remain exempt from registration under the Investment Company Act. If we believe it would be advisable for us to be a more active seller of loans and/or interests thereon, we may determine that we should conduct such business through a taxable REIT subsidiary or that we should cease to maintain our qualification for taxation as a REIT. These changes may increase our exposure to interest rate risk, default risk, financing risk and real estate market fluctuations, which could adversely affect our business, operations and financial conditions as well as the value of our securities and our ability to make distributions to our shareholders.

Management has broad authority to make lending decisions. If management fails to generate attractive risk-adjusted loans on a consistent basis, our revenue and income could be materially and adversely affected and the market price of a share of our common shares is likely to decrease.

Our board of directors has given management broad authority to make decisions to originate loans. The only limitation imposed by the board of directors is that no single loan may exceed the lower of (i) 9.9% of our loan portfolio (without taking into account the loan under consideration) and (ii) $2 million. Within these broad guidelines, our chief executive officer has the absolute authority to make all lending decisions. Thus, management could authorize transactions that may be costly and/or risky, which could result in returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results. Further, management’s decisions may not fully reflect the best interests of our shareholders. Our board of directors may periodically review our underwriting guidelines but will not, and will not be required to, review all of our proposed loans. In conducting periodic reviews, our board of directors will rely primarily on information provided to them by management.

Our chief executive officer and chief financial officer are each critical to our business and our future success may depend on our ability to retain them. In addition, as our business grows we will need to hire additional personnel.

Our future success depends to a significant extent on the continued efforts of our founder, president and chief executive officer, Assaf Ran, and our chief financial officer, Vanessa Kao. Mr. Ran generates most, if not all, of our loan applications, supervises all aspects of the underwriting and due diligence process in connection with each loan, structures each loan and has absolute authority (subject only to the maximum amount of the loan) as to whether or not to approve the loan. Ms. Kao services all loans in our portfolio. If Mr. Ran is unable to continue to serve as our chief executive officer on a full-time basis, we might not be able to generate sufficient loan applications and our business and operations would be adversely affected. In addition, in the future we may need to attract and retain qualified senior management and other key personnel, particularly individuals who are experienced in the real estate finance business and people with experience in managing a mortgage REIT. If we are unable to recruit and retain qualified personnel in the future, our ability to continue to operate and to grow our business will be impaired.

Terrorist attacks and other acts of violence or war may affect the real estate industry generally and our business, financial condition and results of operations.

The risk of terrorist attacks by extremist groups has risen dramatically over the last few years. Any future terrorist attacks, the anticipation of any such attacks, and the consequences of any military or other response by the United States and its allies may have an adverse impact on the U.S. financial markets and the economy in general. In addition, a significant terrorist attack in New York City, such as those recently perpetrated in Paris, France and San Bernardino, California could have a material adverse impact on the New York real estate market, which, in turn, could make it more difficult for our borrowers to repay their loans. We cannot predict the severity of the effect that any such future events would have on the U.S. financial markets, including the real estate capital markets, the economy or our business. Any future terrorist attacks could adversely affect the credit quality of some of our loan portfolio. We may suffer losses as a result of the adverse impact of any future terrorist attacks and these losses may adversely impact our results of operations.

The enactment of the Terrorism Risk Insurance Act of 2002, or the TRIA, and the subsequent enactment of the Terrorism Risk Insurance Program Reauthorization Act of 2007, which extended TRIA through the end of 2020, requires insurers to make terrorism insurance available under their property and casualty insurance policies in order to receive federal compensation under TRIA for insured losses. However, this legislation does not regulate the pricing of such insurance. The absence of affordable insurance coverage may adversely affect the general real estate lending market, lending volume and the market’s overall liquidity and may reduce the number of suitable financing opportunities available to us and the pace at which we are able to make loans. If property owners are unable to obtain affordable insurance coverage, the value of their properties could decline and in the event of an uninsured loss, we could lose all or a portion of our investment.

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

We have, and expect that we will continue to have a significant amount of indebtedness. As of December 31, 2016, we had approximately $12.5 million of debt outstanding, consisting of the amounts outstanding under the Webster Credit Line and the balance of senior secured notes. Another $7.5 million was available under the Webster Credit Line as of that date. This level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of the indebtedness. Our indebtedness could have other important consequences to you and significantly impact our business. For example, it could:

●	make it more difficult for us to satisfy our obligations;

●	increase our vulnerability to adverse changes in general economic, industry and competitive conditions;

●	require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

●	limit our ability to make material acquisitions or take advantage of business opportunities that may arise;

●	expose us to fluctuations in interest rates, to the extent our borrowings bear variable rates of interest;

●	place us at a competitive disadvantage compared to our competitors that have less debt;

●	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business plan or other general corporate purposes on reasonable terms or at all;

●	reduce the amount of surplus funds distributable by our subsidiaries to us for use in our business, such as for the payment of indebtedness and dividends to our shareholders; and

●	lead us to elect to make additional investments in our subsidiaries if their cash flow from operations is insufficient for them to make payments on their indebtedness.

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

Our results of operations will be materially affected by conditions in the markets for mortgages and mortgage-related assets as well as the broader financial markets and the economy generally. Significant adverse changes in financial market conditions may result in a decline in real estate values, jeopardizing the performance and viability of many real estate loans. As a result, many traditional mortgage lenders may suffer severe losses and even fail. This situation may negatively affect both the terms and availability of financing for small non-bank real estate finance companies. This could have an adverse impact on our financial condition, business and operations.

Short-term loans and loans on which the maturity date has been extended may involve a greater risk of loss than traditional mortgage loans.

Borrowers usually use the proceeds of a long-term mortgage loan or sale to repay our loans. We may therefore depend on a borrower’s ability to obtain permanent financing or sell the property to repay our loan, which could depend on market conditions and other factors. On our balance sheet we make a distinction between short- and long-term loans receivable. Long-term loans receivable are loans that are extended beyond their original maturity dates unless it is clear that the loan will be repaid within one year of the balance sheet date. At December 31, 2016, our long-term loans receivable was $7.3 million compared to $10.7 million at December 31, 2015. At December 31, 2016, our long-term loans receivable represented approximately 20.9% of total loans receivable compared to 34.6% at December 31, 2015. Our loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of a default, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the loan. To the extent we suffer such losses with respect to our loans, our enterprise value and the price of our securities may be adversely affected.

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

Under our current business model, we have one asset class — mortgage loans that we originate, service and manage — and we have no current plans to diversify. Moreover, most of our collateral is located in a limited geographic area. At December 31, 2016, all of our outstanding loans are secured by properties located in the New York metropolitan area. A lack of geographical diversification makes our mortgage portfolio more sensitive to local and regional economic conditions. A significant decline in the New York metropolitan area economy could result in a greater risk of default compared with the default rate for loans secured by properties in other geographic locations. This could result in a reduction of our revenues and provision for loan loss allowances, which might not be as acute if our loan portfolio were more geographically diverse. Therefore, our loan portfolio is subject to greater risk than other real estate finance companies that have a more diversified asset base and broader geographic footprint. To the extent that our portfolio is concentrated in one region and/or one type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our assets within a short time period, which may reduce our net income and the value of our securities and accordingly reduce our ability to make distributions to our shareholders.

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

A prolonged economic slowdown, a recession or declining real estate values could impair the performance of our assets and harm our financial condition and results of operations, increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Thus, we believe the risks associated with our business will be more severe during periods of economic slowdown or recession because these periods are likely to be accompanied by declining real estate values. Declining real estate values are likely to have one or more of the following adverse consequences:

●	reduce the level of new mortgage and other real estate-related loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase or investment in additional properties;

●	make it more difficult for existing borrowers to remain current on their payment obligations; and

●	significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan.

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

Our due diligence may not reveal all of a borrower’s liabilities and may not reveal other weaknesses in its business.

Before making a loan to a borrower, we assess the strength and skills of such entity’s management and other factors that we believe are material to the performance of the loan. In making the assessment and otherwise conducting customary due diligence, we rely on the resources available to us and, in some cases, services provided by third parties. This process is particularly important and subjective with respect to newly organized entities because there may be little or no information publicly available about the entities. There can be no assurance that our due diligence processes will uncover all relevant facts or that the borrower’s circumstances will not change after the loan is funded. In either case, this could adversely impact the performance of the loan and our operating results.

Our loans are usually made to entities to enable them to acquire, develop or renovate residential or commercial property, which may involve a greater risk of loss than loans to individual owners of residential real estate.

We make loans to corporations, partnerships and limited liability companies that are looking to purchase, renovate and/or improve residential or commercial real estate held for resale or investment. More often than not, the property is under-utilized, poorly managed, or located in a recovering neighborhood. These loans may have a higher degree of risk than loans to individual property owners with respect to their primary residence or to owners of commercial operating properties because of a variety of factors. For instance, our borrowers usually do not have the need to occupy the property, or an emotional attachment to the property as borrowers of owner-occupied residential properties typically have, and therefore they do not always have the same incentive to avoid foreclosure. Similarly, in the case of non-residential property, a majority of the properties securing our loans have little or no cash flow. If the neighborhood in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the property’s performance and/or the value of the property, the borrower may not receive a sufficient return on the property to satisfy the loan, and we bear the risk that we may not recover some or all of our principal. Finally, there are difficulties associated with collecting debts from entities that may be judgment proof. While we try to mitigate these risks in various ways, including by getting personal guarantees from the principals of the borrower, we cannot assure you that these lending and credit enhancement strategies will be successful.

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

Our primary interest rate exposures relate to the yield on our loan portfolio and the financing cost of our debt. Our operating results depend, in part, on differences between the interest income generated by our loan portfolio net of credit losses and our financing costs. Thus, changes in interest rates will affect our revenue and net income in one or more of the following ways:

●	our operating expenses may increase;
●	our ability to originate loans may be adversely impacted;
●	to the extent we use our credit line or other forms of debt financing to originate loans, our borrowing costs would rise, reducing the “spread” between our cost of funds and the yield on our outstanding mortgage loans, which tend to be fixed rate obligations;
●	a rise in interest rates may discourage potential borrowers from refinancing existing loans or defer plans to renovate or improve their properties;
●	borrower default rates may increase;
●	property values may be negatively impacted, making our existing loans riskier and new loans that we originate smaller; and
●	rising interest rates could also result in reduced turnover of properties which may reduce the demand for new mortgage loans.

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

Defaults on our loans may cause declines in revenues and net income.

Defaults by borrowers could result in one or more of the following adverse consequences:

●	a decrease in interest income, profitability and cash flow;
●	the establishment of or an increase in loan loss reserves;
●	write-offs and losses;
●	an increase in legal and enforcement costs, as we seek to protect our rights and recover the amounts owed;
●	default under our credit facilities; and
●	an increase in legal and enforcement costs, as we seek to protect our rights and recover the amounts owed.

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

We have a $14.0 million credit line with Webster that expires on February 27, 2018. The Webster Credit Line contains various covenants and restrictions that are typical for these kinds of credit facilities, including limiting the amount that we can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans we make to our customers. The Webster Credit Line imposes certain restrictions which may adversely impact our ability to grow and/or maintain our qualification for taxation as a REIT. These limitations include the following:

●	limit our ability to pay dividends under certain circumstances;
●	limit our ability to make certain investments or acquisitions;
●	limit our ability to reduce liquidity below certain levels;
●	limit our ability to redeem debt or equity securities;
●	limit our ability to determine our operating policies and investment strategies; and
●	limit our ability to repurchase our common shares, sell assets, engage in mergers or consolidations, grant liens and enter into transactions with affiliates.

If we fail to meet or satisfy any of these covenants, we would be in default under our agreement with Webster, and Webster could elect to declare outstanding amounts due and payable, terminate its commitments to us, require us to post additional collateral and/or enforce their interests against existing collateral. Acceleration of our debt to Webster, could also make it difficult for us to satisfy the requirements necessary to maintain our qualification for taxation as a REIT, significantly reduce our liquidity or require us to sell our assets to repay amounts due and outstanding. This would significantly harm our business, financial condition, results of operations and ability to make distributions and could result in the foreclosure of our assets which secure our obligations, which could cause the value of our outstanding securities to decline. A default could also significantly limit our financing alternatives such that we would be unable to pursue our leverage strategy, which could adversely affect our returns.

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

Our access to financing will depend upon a number of factors, over which we have little or no control, including:

●	general market conditions;
●	the market’s view of the quality of our assets;
●	the market’s perception of our growth potential;
●	our eligibility to participate in and access capital from programs established by the U.S. Government;
●	our current and potential future earnings and cash distributions; and
●	the market price of our common shares.

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

We do not have a formal policy limiting the amount of debt we incur and our governing documents contain no limitation on the amount of leverage we may use. We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors. In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

●	our cash flow from operations may be insufficient to make required payments of principal and interest on our outstanding indebtedness or we may fail to comply with all of the other covenants contained in the debt, which is likely to result in (i) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all, (ii) our inability to borrow unused amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements and/or (iii) the loss of some or all of our assets pledged or liened to secure our indebtedness to foreclosure or sale;
●	our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that yields will increase with higher financing costs;
●	we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, shareholder distributions or other purposes; and
●	we are not able to refinance debt that matures prior to the asset it was used to finance on favorable terms, or at all.

Our board of directors may adopt leverage policies at any time without the consent of our shareholders, which could result in a portfolio with a different risk profile.

Risks Related to REIT Status and Investment Company Act Exemption

We have limited experience operating as a REIT or managing a portfolio of assets in the manner necessary to maintain an exemption under the Investment Company Act, which may hinder our ability to achieve our business objectives or result in the loss of our qualification as a REIT.

Until 2014, we operated as a taxable C-corporation subject to federal corporate income taxes. While we have been profitable in every year since we started our lending business, we cannot assure you that we will be able to continue to operate our business successfully in conformity with REIT requirements. As a result, we are subject to all of the customary business risks and uncertainties associated with any new business, including the risk that we will not achieve our objectives and, as a result, the value of our common shares could decline substantially.

The rules and regulations applicable to REITs under the Code, are highly technical and complex and the failure to comply with these rules and regulations in a timely manner could prevent us from qualifying for taxation as a REIT or could force us to pay unexpected taxes and penalties. Our executive officers have limited experience managing a portfolio of assets under these complex rules and regulations or operating a business in compliance with the numerous technical restrictions and limitations set forth in the Code applicable to REITs. In addition, in order to maintain our exemption from registration under the Investment Company Act, the assets in our portfolio are subject to certain restrictions, which limits our operations meaningfully. Our executive officers have limited experience managing a portfolio in the manner necessary to maintain our exemption from registration under the Investment Company Act, and limited experience managing a public company under the constraints imposed by the Investment Company Act.

Complying with REIT requirements may hinder our ability to maximize profits, which would reduce the amount of cash available to be distributed to our shareholders. This could have a negative impact on the value of our securities.

In order to maintain our qualification for taxation as a REIT, we must continually satisfy tests concerning among other things, the composition of our assets, our sources of income, the amounts we distribute to our shareholders and the ownership of our capital stock. Specifically, we must ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities of any issuer (excluding those of our taxable REIT subsidiaries and our qualified REIT subsidiaries) cannot include more than 10% of the outstanding voting securities of such issuer, more than 10% of the total value of the outstanding securities of such issuer, or exceed more than 5% of the value of our assets. If we fail to comply with these requirements, we must dispose of the portion of our assets in excess of such amounts within 30 days after the end of the calendar quarter in order to maintain our qualification for taxation as a REIT and to avoid suffering other adverse tax consequences. In such event, we may be forced to sell non-qualifying assets at less than their fair market value. In addition, we may also be required to make distributions to shareholders at times when we do not have funds readily available for distribution or are otherwise not optional for us. Accordingly, compliance with REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Our failure to remain qualified for taxation as a REIT would subject us to U.S. federal income tax and applicable state and local taxes, which would reduce the amount of cash available for distribution to our shareholders.

We intend to continue to operate in a manner that will enable us to continue to qualify for taxation as a REIT as long as we believe it is in the best interests of our shareholders. While we believe that we qualified for taxation as a REIT for the taxable year ended December 31, 2016, we have not requested and do not intend to request a ruling from the Internal Revenue Service(the “IRS”), that we so qualified in 2016 or that we will qualify in future years. The U.S. federal income tax laws and the Treasury Regulations promulgated thereunder governing REITs are complex. In addition, judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited. To qualify for taxation as a REIT, we must meet, on an ongoing basis, various tests regarding the nature of our assets and our income, the ownership of our outstanding shares, and the amount of our distributions. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, new legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify for taxation as a REIT. Thus, while we intend to operate so that we will continue to qualify for taxation as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. These considerations also might restrict the types of assets that we can acquire in the future.

If we fail to qualify for taxation as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income, and distributions to our shareholders would not be deductible by us in determining our taxable income. In such a case, we might need to borrow money or sell assets in order to pay our taxes. Our payment of income tax would decrease the amount of our income available for distribution to our shareholders. Furthermore, if we fail to maintain our qualification for taxation as a REIT, we no longer would be required to distribute substantially all of our taxable income to our shareholders. In addition, unless we were eligible for certain statutory relief provisions, we could not re-elect to qualify for taxation as a REIT until the fifth calendar year following the year in which we failed to qualify.

REIT distribution requirements could adversely affect our ability to execute our business plan and may require us to incur debt or sell assets to make such distributions.

In order to qualify as a REIT, we must distribute to our shareholders, each calendar year, at least 90% of our REIT taxable income (including certain items of non-cash income), determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we are subject to U.S. federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. We intend to distribute our net income to our shareholders in a manner that will satisfy the REIT 90% distribution requirement and avoid the 4% nondeductible excise tax.

Under the terms of the agreement governing the Webster Line of Credit, we are prohibited from paying dividends with respect to our common shares if at the time during the 90-day period before the payment of the dividend and the 90-day period following the payment of the dividend we are within $500,000 of our maximum borrowing ability under the facility. Under these circumstances, we would have to choose to either pay the dividend putting us in default under the Webster Credit Line and maintain our qualification for taxation as a REIT or not pay the dividend and jeopardize our REIT status. In either case, there would be material adverse consequences to us and our shareholders.

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

Even if we qualify for taxation as a REIT, we may face tax liabilities that reduce our cash flow.

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

Our qualification for taxation as a REIT may depend on the accuracy of legal opinions or advice rendered or given and the inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax.

In determining whether we qualify for taxation as a REIT, we may rely on opinions or advice of counsel as to whether certain types of assets that we hold or acquire are deemed REIT real estate assets for purposes of the REIT asset tests and produce income which qualifies under the gross income tests. The inaccuracy of any such opinions, advice or statements may adversely affect our qualification for taxation as a REIT and result in significant corporate-level tax.

We may choose to make distributions in shares of our capital stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive.

We may distribute taxable dividends that are payable in cash and/or common shares at the election of each shareholder. Shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income. As a result, shareholders may be required to pay income taxes with respect to such dividends in excess of the cash portion of the dividend. Accordingly, shareholders receiving a distribution of common shares may be required to sell those shares or may be required to sell other assets they own at a time that may be disadvantageous in order to satisfy any tax imposed on the distribution they receive from us. If a shareholder sells the common shares that he or she receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common shares at the time of the sale. Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common shares, by withholding or disposing of some of the common shares in the distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our shareholders determine to sell our common shares in order to pay taxes owed on dividends, such sales may put downward pressure on the trading price of our common shares.

Dividends payable by REITs do not qualify for the reduced tax rates on dividend income from regular corporations, which could adversely affect the value of our common shares.

Dividends payable by REITs are not generally eligible for reduced rates applicable to dividends paid by other corporations, but are taxed at the same rate as ordinary income. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends. This could have an adverse impact on the market price of our common shares.

Liquidation of our assets may jeopardize our qualification for taxation as a REIT.

To qualify for taxation as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our assets to repay obligations to our lenders, we may be unable to comply with these requirements, thereby jeopardizing our qualification for taxation as a REIT. In addition, we may be subject to a 100% tax on any gain realized from the sale of assets that are treated as inventory or property held primarily for sale to customers in the ordinary course of business.

The ownership restrictions set forth in our restated certificate of incorporation may not prevent five or fewer shareholders from owning 50% or more of our outstanding shares of capital stock causing us to lose our status as a REIT, which may inhibit market activity in our common shares and restrict our business combination opportunities.

In order for us to qualify for taxation as a REIT, not more than 50% in value of our outstanding common shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year, and at least 100 persons must beneficially own our stock during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. To help ensure that we meet the tests, our restated certificate of incorporation restricts the acquisition and ownership of our capital stock. The ownership limitation is fixed at 4.0% of our outstanding shares of capital stock, by value or number of shares, whichever is more restrictive. Assaf Ran, our chief executive officer, is exempt from this restriction. As of December 31, 2016, Mr. Ran owns 30.93% of our outstanding common shares. In addition, our board of directors may grant such an exemption to such limitations in its sole discretion, subject to such conditions, representations and undertakings as it may determine. These ownership limits could delay or prevent a transaction or a change in control of our company that might involve a premium price for shares of our common shares or otherwise be in the best interest of our shareholders.

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

As a REIT, we are required to distribute to our shareholders at least 90% of our taxable income each year. We intend to satisfy this requirement through quarterly distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. Our ability to make distributions may be adversely affected by a number of factors, including the risk factors described in this report. If we distribute proceeds from the sale of securities, which would generally be considered to be a return of capital for tax purposes, our future earnings and cash available for distribution may be reduced from what they otherwise would have been. All distributions will be made at the discretion of our board of directors and will depend on various factors, including our earnings, our financial condition, our liquidity, our debt and preferred stock covenants, maintenance of our REIT qualification, applicable provisions of the New York Business Corporation Law (NYBCL), and other factors as our board of directors may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to pay distributions to our shareholders:

●	how we deploy the net proceeds from the sale of securities;
●	our ability to make loans at favorable interest rates;
●	expenses that reduce our cash flow;
●	defaults in our asset portfolio or decreases in the value of our portfolio; and
●	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

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

Registration under the Investment Company Act would require us to comply with a variety of substantive requirements that impose, among other things:

●	limitations on capital structure;
●	restrictions on specified investments;
●	restrictions on leverage or senior securities;
●	restrictions on unsecured borrowings;
●	prohibitions on transactions with affiliates; and
●	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

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

Risks Related to Our Common Shares

We are effectively controlled by our largest shareholder whose interests may not always be aligned with the interests of our other shareholders.

As of December 31, 2016, Assaf Ran, our chief executive officer, beneficially owns 30.93% of our outstanding shares. Thus, Mr. Ran currently has and will continue to exercise effective control over all corporate actions. This concentration of ownership could have an adverse impact on the market price of our common shares.

There is limited trading in our common shares, which could make it difficult for you to sell your common shares.

Our common shares are listed on The NASDAQ Capital Market. Average daily trading volume in our common shares was approximately 39,000 shares in 2015 and approximately 40,000 shares in 2016. The lack of liquidity may make it more difficult for you to sell your common shares when you wish to do so. Even if an active trading market develops, the market price of our common shares may be highly volatile and could be subject to wide fluctuations.

The market prices of our common shares may be adversely affected by future events.

Market factors unrelated to our performance could also negatively impact the value of our securities, including the market price of our common shares. One of the factors that investors may consider in deciding whether to buy or sell our common shares is our distribution rate as a percentage of our share price relative to market interest rates. If market interest rates increase, prospective investors may demand a higher distribution rate or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and conditions in the capital markets can affect the market value of our common shares. For instance, if interest rates rise, it is likely that the market price of our common shares will decrease as market rates on interest-bearing securities increase. Other factors that could negatively affect the market price of our common shares include:

●	our actual or projected operating results, financial condition, cash flows and liquidity, or changes in business strategy or prospects;
●	actual or perceived conflicts of interest with individuals, including our executive officers;
●	equity issuances by us, or share resales by our shareholders, or the perception that such issuances or resales may occur;
●	actual or anticipated accounting problems;
●	changes in our earnings estimates or publication of research reports about us or the real estate industry;
●	changes in market valuations of similar companies;
●	adverse market reaction to any increased indebtedness we incur in the future;
●	additions to or departures of our key personnel;
●	speculation in the press or investment community;
●	our failure to meet, or the lowering of, our earnings’ estimates or those of any securities analysts;
●	increases in market interest rates, which may lead investors to demand a higher distribution yield for our common shares, would result in increased interest expenses on our debt;
●	changes in the credit markets;
●	failure to maintain our qualification for taxation as a REIT or exemption from the Investment Company Act;
●	actions by our shareholders;
●	price and volume fluctuations in the stock market generally;
●	general market and economic conditions, including the current state of the credit and capital markets;
●	sales of large blocks of our common shares;
●	sales of our common shares by our executive officers, directors and significant shareholders; and
●	restatements of our financial results and/or material weaknesses in our internal controls.

The price of our common shares is volatile, and purchasers of our common shares could incur substantial losses.

Historically, the price at which our common shares trade on The NASDAQ Capital Market has been extremely volatile and seemingly unrelated to our operating performance. In 2015, the price of our common shares on NASDAQ ranged from $2.98 to $4.78. In 2016, the range was $3.80 to $7.60. These broad market fluctuations may adversely affect the trading price of our common shares. Class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Any such litigation brought against us could result in substantial costs, which would hurt our financial condition and results of operations, divert management’s attention and resources.

Common shares eligible for future sale may have adverse effects on our share price.

At December 31, 2016, we have outstanding options to purchase 28,000 common shares with exercise prices range from $1.02 to $2.92 per share, outstanding warrants to purchase 4,000 shares at a price of $3.5625 per share, outstanding warrants to purchase 19,031 shares at a price of $5.4875 per share, and outstanding warrants to purchase 33,612 shares at a price of $7.4375 per share (exercisable after August 9, 2017). Upon issuance, the common shares underlying these options and warrants would be immediately saleable. We cannot predict the effect, if any, the exercise of these options and/or warrants or the future sale of the common shares issuable upon the exercise of these options and/or warrants would have on the market price of our common shares. The market price of our common shares may decline significantly when the restrictions on resale or lock up agreements by certain of our shareholders lapse. Sales of substantial amounts of common shares or the perception that such sales could occur may adversely affect the prevailing market price for our common shares.

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

Our restated certificate of incorporation authorizes us to issue up to 25,000,000 common shares and 5,000,000 preferred shares. Currently, we have 8,312,036 common shares issued and 8,135,036 common shares outstanding and no preferred shares issued or outstanding. Our board of directors has the power and authority to create classes of common or preferred shares, with such rights and designations as it deems appropriate or advisable, which rights and designations may be senior to or have a priority over the rights and designations of any existing class of common or preferred shares. For example, our board of directors may establish a series of common or preferred shares that could delay or prevent a transaction or a change in control that might involve a premium price for our common shares or otherwise be in the best interest of our shareholders.

Our rights and the rights of our shareholders to take action against our directors and officers are limited, which could limit your recourse in the event of actions not in your best interests.

Our restated certificate of incorporation limits the liability of our present and former directors to us and our shareholders for money damages due to any breach of duty in such capacity, if a judgment or other final adjudication adverse to a present or former officer or director establishes that his or her acts or omissions were in bad faith or involved intentional misconduct or a knowing violation of law or that he or she personally gained in fact a financial profit or other advantage to which he or she was not legally entitled or that his or her acts violated Section 719 of the NYBCL. Section 719 of the NYBCL limits director liability to the following four instances:

●	declarations of dividends in violation of the NYBCL;
●	a purchase or redemption by a corporation of its own shares in violation of the NYBCL;
●	distributions of assets to shareholders following dissolution of the corporation without paying or providing for all known liabilities; and
●	making any loans to directors in violation of the NYBCL.

Our restated certificate of incorporation and bylaws authorize us to indemnify our directors and officers for actions taken by them in those capacities to the maximum extent permitted by the NYBCL. In addition, we may be obligated to pay or reimburse the defense costs incurred by our present and former directors and officers without requiring a preliminary determination of their ultimate entitlement to indemnification.

Our bylaws contain provisions that make removal of our directors difficult, which could make it difficult for our shareholders to effect changes to our management.

Our bylaws provide that a director may be removed by either the board of directors or by shareholders for cause. Vacancies may be filled only by a majority of the remaining directors in office, even if less than a quorum, unless the vacancy occurred as a result of shareholder action, in which case the vacancy must be filled by a vote of shareholders at a special meeting of shareholders duly called for that purpose. These requirements make it more difficult to change our management by removing and replacing directors and may prevent a change in control of our company that is in the best interests of our shareholders.

Risks Related to the Notes issued by MBC Funding II

We are controlled by our largest shareholder whose interests may not always be aligned with the interests of the Noteholders.

Noteholders will not have any voting rights with respect to us or MBC Funding II (other than as set forth in the Indenture) or the right to influence management or day-to-day operations of MBC Funding II or of us. The interests of shareholders who do vote may be different or even in opposition of those of creditors such as the Noteholders. For example, shareholders may place a higher priority on the long-term, as opposed to short-term, performance of a company. Shareholders also tend to focus on building value and increasing stock price while creditors are more interested in cash flow. As of the date of this Report, Mr. Ran beneficially owns 34.57%, of our outstanding common shares. Mr. Ran is also the chief executive officer and sole director of MBC Funding II. Thus, Mr. Ran currently has and will continue to exercise effective control over all corporate actions of us and MBC Funding II.

The Indenture contains restrictive covenants that may limit MBC Funding II’s operating flexibility and could adversely affect its financial condition.

The Indenture contains restrictive covenants that could adversely affect MBC Funding II’s operating flexibility as well as its financial condition. For example, the Indenture requires MBC Funding II to maintain a specific debt coverage ratio at all times, specifically providing that the aggregate outstanding principal balance of the mortgage loans held by us, together with our cash on hand, must always equal at least 120% of the aggregate outstanding principal amount of the Notes at all times, as well as limits or prohibits its ability to:

●	acquire or dispose of assets;
●	merge with another corporation; and
●	incur additional secured and unsecured indebtedness.

MBC Funding II’s failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of the indebtedness evidenced by the Notes. In addition, a default by MBC Funding could serve as a default under our existing Webster Credit Line. For example, defaults under the mortgage loans held by MBC Funding II could result in a violation of the debt coverage ratio covenant. In that case, MBC Funding II is required to make monthly payments of principal on the Notes until such debt coverage ratio covenant is in compliance. We cannot assure you that in that event MBC Funding II will be able to repay all the Notes in full, or at all.

The limited covenants in the Indenture and the terms of the Notes will not provide protection against significant events that could adversely impact MBC Funding II’s obligations under the Notes.

Neither the Indenture nor the Notes require MBC Funding II to maintain any financial ratios or specific levels of net worth, revenues, income, cash flow or liquidity and, accordingly, do not protect the Noteholders in the event that MBC Funding II experiences significant adverse changes in its financial condition or results of operations or protect your interest as a Noteholder. For example, during the term of the Notes, the true value of the mortgage loans held by MBC Funding II may fluctuate based on a number of factors including interest rates on the loans relative to prevailing market rates, as well as the solvency and credit-worthiness of the borrower. However, as long as the borrowers are not in default of their obligations, MBC Funding II will not be deemed to be in default of the debt coverage ratio covenant in the Indenture.

As the controlling shareholder of MBC Funding II, we have an inherent conflict of interest and we may not always act in the best interests of the Noteholders.

We have absolute control over MBC Funding II. We own all of its stock and its chief executive officer and sole director is our controlling shareholder, chief executive officer and chairman of our board of directors. Subject to the requirements set forth in the Indenture, we will determine which mortgage loans MBC Funding II will purchase from us and any additional mortgage loans that we will transfer to MBC Funding II in order to meet the debt coverage ratio requirement set forth in the Indenture. In addition, we will decide whether MBC Funding II should extend the term of any mortgage loan in its portfolio that becomes due. Finally, we will decide how MBC Funding II should reinvest the principal payments on existing loans and the terms of any new mortgage loans that MBC Funding II will make. In making these decisions we may be conflicted by our obligations to our shareholders and our obligations to the Noteholders. We cannot assure you that the decisions we ultimately make will be in the best interest of the Noteholders.

Various provisions in the Indenture restrict the ability of the Indenture Trustee and the Noteholders to enforce their rights against us in the event MBC Funding II defaults on its obligations under the Notes.

We have guaranteed MBC Funding II’s obligations under the Notes and we have secured that guaranty with a pledge of 100% of the issued and outstanding shares of MBC Funding II. However, if MBC Funding II is in default of its obligations to the Noteholders, the value of MBC Funding II may be less than the amount due to the Noteholders. Under the Indenture, if an event of default occurs, the Indenture Trustee, at the written direction of the holders of at least 50% of the principal amount of the Notes then outstanding, must declare the unpaid principal and all accrued but unpaid interest on the Notes to be immediately due and payable. In addition, pursuant to the terms of an Inter-creditor Agreement entered into by the Indenture Trustee and Webster, neither the Indenture Trustee nor the Noteholders can exercise their rights under the guaranty until the Webster Credit Line has been paid in full except in connection with their exercise of remedies under the Pledge Agreement. Furthermore, under our agreement with Webster, we are prohibited from making any payment, direct or indirect (whether for interest, principal, as a result of any redemption or repayment at maturity, on default, or otherwise), on the Notes so long as there are any unpaid balances on the Webster Credit Line. Although the Webster Credit Line matures and is fully payable in February 2018, we are not prohibited from renewing, extending or increasing the amount of the Webster Credit Line or replacing it with a new credit facility provided by a different lender, which may insist on the same restriction. Thus, upon a default by MBC Funding II, the Noteholders may never have full recourse to us under our guaranty.

If a bankruptcy petition were filed by or against us or MBC Funding II, Noteholders may receive less than the outstanding balance on the Notes.

If a bankruptcy case were filed by or against us or MBC Funding II under the U.S. Bankruptcy Code after the issuance of the Notes, the Noteholders may receive, on account of their claims related to the Notes, less than they would be entitled to under the terms of the Indenture.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive and principal operating office is located in Great Neck, New York. We use this space for all of our operations. This space is occupied under a lease, as amended, that expires September 30, 2021. The current monthly rent is $3,895, including electricity. We believe this facility is adequate to meet our requirements at our current level of business activity.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our common shares are traded on the NASDAQ Capital Market under the symbol “LOAN”. The high and low sales prices for our common shares as reported by the NASDAQ Capital Market for the quarterly periods during 2016 and 2015 were as follows:

	High	Low
2015
First Quarter	$4.44	$3.28
Second Quarter	$4.78	$3.87
Third Quarter	$4.64	$2.98
Fourth Quarter	$4.60	$4.00
2016
First Quarter	$4.47	$3.80
Second Quarter	$5.40	$4.11
Third Quarter	$7.48	$5.21
Fourth Quarter	$7.60	$5.30

On March 8, 2017, the last reported sale price of our common shares on the NASDAQ Capital Market was $6.15 per share.

(b) Holders

As of March 8, 2017, the number of registered holders of our common shares was 16 and the estimated number of beneficial owners of our common shares was approximately 4,000. American Stock Transfer & Trust Company serves as transfer agent for our common shares.

(c) Dividends

We elected to be taxed as a REIT commencing with our year ended December 31, 2014. From and after the effective date of our REIT election, we intend to pay regular quarterly distributions to holders of our common shares in an amount not less than 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gains).

In December 2014 and March 2015, the Board approved and declared a $.01 increase, from $.07 to $.08 per common share, in the quarterly cash dividends payable on January 15, 2015 and April 15, 2015, respectively. In May 2015 and August 2015, the Board approved and declared a quarterly cash dividend of $.08 per common share payable on July 15, 2015 and October 15, 2015, respectively. In November 2015 and February 2016, the Board approved and declared a quarterly cash dividend of $.085 per common share payable on January 15, 2016 and April 15, 2016, respectively. In May 2016, the Board approved and declared a quarterly cash dividend of $.09 per common share payable on July 15, 2016. In August 2016, November 2016 and February 2017, the Board approved and declared a quarterly cash dividend of $.10 per common share payable on October 17, 2016, January 17, 2017 and April 17, 2017, respectively.

As a REIT, our distributions generally will be taxable as ordinary income to our shareholders, although we may designate a portion of the distributions as qualified dividend income or capital gain or a portion of the distributions may constitute a return of capital. For tax reporting purposes, taxable income dividends/distributions and non-taxable return of capital distributions may result and will be reported as such to US individual taxpayers on Form 1099 DIV. For the tax year of 2016, approximately 99% of our total distributions are characterized as non-qualified dividends, and approximately 1% of our total distributions are characterized as return of capital.

Item 6. Selected Financial Data

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

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

Overview

Since commencing this business in 2007, we have made over 510 loans and never foreclosed on a property and none of our loans have ever gone into default although sometimes we have renewed or extended our loans to enable the borrower to avoid premature sale or refinancing of the property. When we renew or extend a loan we receive additional “points” and other fees.

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

A principal source of new transactions has been repeat business from prior customers and their referral of new business. We also receive leads for new business from banks, brokers and a limited amount of advertising. Finally, our chief executive officer also spends a significant portion of his time on new business development. We rely on our own employees, independent legal counsel, and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions. Outside appraisers are used to assist us in evaluating the worth of collateral, when deemed necessary by management. We also use construction inspectors.

At December 31, 2016, we were committed to an additional $4,102,500 in construction loans that can be drawn by our borrowers when certain conditions are met.

In July 2014, we completed a public offering of 1,754,386 common shares. The gross proceeds from the offering were $5.0 million and the net proceeds were approximately $4.3 million, after deducting our underwriting discounts and commissions and offering expenses. As a result of this offering, we satisfied all of the requirements to be taxed as a REIT and elected to be taxed as a REIT commencing with our taxable year ended December 31, 2014. In order to maintain our qualification for taxation as a REIT and avoid any excise tax on our net taxable income, we are required to distribute each year at least 90% of our taxable income. If we distribute less than 100% of our taxable income (but more than 90%), the undistributed portion will be taxed at the regular corporate income tax rates. As a REIT, we may also be subject to federal excise taxes and minimum state taxes.

On February 27, 2015, we repaid and terminated our Sterling Credit Line, as described in “Liquidity and Capital Resources” below, and replaced it with the Webster Credit Line, as described in “Liquidity and Capital Resources” below, pursuant to which we may borrow up to $14 million during the next three years. The Webster Credit Line provides for an interest rate of either LIBOR plus 4.75% or Webster’s base commercial lending rate plus 3.25%, as chosen by us for each drawdown, and expires on February 27, 2018. In addition, the Webster Credit Line also contains a cross default provision which will deem any default under any indebtedness owed by us or our subsidiary, MBC Funding II, as a default under the credit line. The Webster Credit Line is secured by assignment of mortgages and other collateral and is guaranteed by Assaf Ran, our chief executive officer.

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

On April 25, 2016, MBC Funding II, our wholly owned subsidiary, completed an underwritten public offering of the Notes in the aggregate principal amount of $6,000,000 under the Indenture, dated April 25, 2016, among MBC Funding II, as the issuer, us, as guarantor, and Worldwide Stock Transfer LLC, as Indenture Trustee (the “Indenture”). The Notes mature on April 22, 2026, unless redeemed earlier, and accrue interest at a rate of 6% per annum commencing on May 16, 2016 and will be payable monthly, in arrears, in cash, on the 15th day of each calendar month, commencing June 2016.

Under the terms of the Indenture, the aggregate outstanding principal balance of the mortgage loans held by MBC Funding II, together with its cash on hand, must always equal at least 120% of the aggregate outstanding principal amount of the Notes at all times. To the extent the aggregate principal amount of the mortgage loans owned by MBC Funding II plus its cash on hand is less than 120% of the aggregate outstanding principal balance of the Notes, MBC Funding II is required to repay, on a monthly basis, the principal amount of the Notes equal to the amount necessary such that, after giving effect to such repayment, the aggregate principal amount of all mortgage loans owned by it plus, its cash on hand at such time is equal to or greater than 120% of the outstanding principal amount of the Notes. For this purpose, each mortgage loan is deemed to have a value equal to its outstanding principal balance, unless the borrower is in default of its obligations.

The Notes are secured by a first priority lien on all of MBC Funding II’s assets, including, primarily, mortgage notes, mortgages and other transaction documents entered into in connection with first mortgage loans originated and funded by us, which Funding acquired from MBC pursuant to an asset purchase agreement. MBC Funding II may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium; provided that (i) if the Notes are redeemed on or after April 22, 2019 but prior to April 22, 2020, the redemption price will be 103% of the principal amount of the Notes redeemed and (ii) if the Notes are redeemed on or after April 22, 2020 but prior to April 22, 2021, the redemption price will be 101.5% of the principal amount of the Notes redeemed plus, in either case, the accrued but unpaid interest on the Notes redeemed up to, but not including, the date of redemption. Each Noteholder has the right to cause MBC Funding II to redeem his, her, or its Notes on April 22, 2021. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest up to, but not including, the date of redemption, without penalty or premium. In order to exercise this right, the Noteholder must notify MBC Funding II, in writing, no earlier than November 22, 2020 and no later than January 22, 2021. All Notes that are subject to a proper and timely notice will be redeemed on April 22, 2021. Any Noteholder who fails to make a proper and timely election will be deemed to have waived his, her or its right to have his, her or its Notes redeemed prior to the maturity date. In addition, MBC Funding II is obligated to offer to redeem the Notes if there occurs a “change of control” with respect to us or MBC Funding II or if we or MBC Funding II sell any assets unless, in the case of an asset sale, the proceeds are reinvested in the business of the seller. The redemption price in connection with a “change of control” will be 101% of the principal amount of the Notes redeemed plus accrued but unpaid interest thereon up to, but not including, the date of redemption. The redemption price in connection with an asset sale will be the outstanding principal amount of the Notes redeemed plus accrued but unpaid interest thereon up to, but not including, the date of redemption.

We guaranteed MBC Funding II’s obligations under the Notes, which are secured by our pledge of 100% of the outstanding common shares of MBC Funding II that we own. The gross proceeds to MBC Funding II from this offering were $6.0 million, and the net proceeds were approximately $5.2 million, after deducting the underwriting discounts and commissions and other offering expenses. MBC Funding II utilized the proceeds to purchase a pool of mortgage loans from us, which we in turn used to pay down the Webster Credit Line.

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

We recognize revenues in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery of the product has occurred or services have been rendered, (iii) the sales price charged is fixed or determinable, and (iv) collectability is reasonably assured.

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

There are also areas in which in management’s judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which begin on page F-1 of this Report, which contain accounting policies and other disclosures required by generally accepted accounting principles in the United States of America.

Results of operations

Years ended December 31, 2016 and 2015

Total revenue

Total revenue for the year ended December 31, 2016 was approximately $4,649,000 compared to approximately $4,001,000 for the year ended December 31, 2015, an increase of $648,000, or 16.2%. The increase in revenue represents an increase in lending operations. In 2016, approximately $3,845,000 of our revenue represents interest income on secured, real estate loans that we offer to small businesses compared to approximately $3,356,000 in 2015, and approximately $803,000 represents origination fees on such loans compared to approximately $645,000 in 2015. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for the year ended December 31, 2016 were approximately $780,000 compared to approximately $691,000 for the year ended December 31, 2015, an increase of $89,000 or 12.9%. The increase in interest and amortization of deferred financing costs was primarily attributable to the issuance of senior secured notes (See Note 11 to the financial statements included elsewhere in this report) in order to increase our ability to make loans.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2016 were approximately $1,006,000 compared to approximately $1,039,000 for the year ended December 31, 2015, a decrease of $33,000. The decrease is primarily attributable to decreases in annual bonus to officers and in consulting fees, offset by increases in banking, legal, travel and meal expenses.

Other loss

Other loss for the years ended December 31, 2016 and 2015, was approximately $15,000 and $29,000, respectively. A loss of $15,000 for each of the years ended December 31, 2016 and 2015 results from our write down of the value of our investment in a privately held company. In 2015, there was also an impairment loss of approximately $14,000 resulting from our termination of the use of computer software. (See Note 5 and Note 6 to the financial statements included elsewhere in this report.)

Net Income

Net income for the year ended December 31, 2016 was approximately $2,837,000 compared to approximately $2,238,000 for the year ended December 31, 2015, an increase of $599,000, or 26.8%. The increase is primarily attributable to the increase in revenue, offset by the increase in interest and amortization of deferred financing costs.

Liquidity and Capital Resources

At December 31, 2016, we had cash and cash equivalents of approximately $96,000 and working capital of approximately $20.3 million compared to cash and cash equivalents of approximately $107,000 and working capital of approximately $6.8 million at December 31, 2015. The increase in working capital is primarily attributable to an increase of short-term loans receivable, and a pay down of Webster Credit Line with proceeds from the issuance of senior secured notes. At December 31, 2016, our long-term loans receivable represents 20.89% of our loan portfolio, compared to 34.64% at December 31, 2015.

For the years ended December 31, 2016 and 2015, net cash provided by operating activities was approximately $3.1 million and $2.1 million, respectively. The increase in net cash provided by operating activities primarily results from increases in net income and in amortization of deferred financing costs, and a decrease in interest receivable on loans.

For the year ended December 31, 2016 net cash used in investing activities was approximately $3.9 million, compared to approximately $6.9 million for the year ended December 31, 2015. Net cash used in investing activities for the year ended December 31, 2016, consisted of the issuance of our short term real estate loans in the amount of approximately $36.7 million and the purchase of fixed assets of approximately of $3,000, offset by collection of our real estate loans in the amount of approximately $32.8 million. Net cash used in investing activities for the year ended December 31, 2015, consisted of the issuance of our short term real estate loans in the amount of approximately $21.6 million and the purchase of fixed assets of approximately of $10,000, offset by collection of our real estate loans in the amount of approximately $14.7 million.

For the year ended December 31, 2016 net cash provided by financing activities was approximately $792,000, compared to approximately $4.8 million for the year ended December 31, 2015. Net cash provided by financing activities for the year ended December 31, 2016 reflects the net proceeds from the public bond offering of approximately $5.3 million, the net proceeds from the public stock offering of approximately $4.2 million, and the proceeds from the exercise of warrants of approximately $410,000, offset by the repayment of lines of credit of approximately $5.3 million, the repayment of short-term loans of approximately $1.1 million, and the dividend payment of approximately $2.7 million. Net cash provided by financing activities for the year ended December 31, 2015 reflects the net proceeds from the public stock offering of approximately $4.2 million, the proceeds from lines of credit of approximately $4.1 million, and the proceeds from the exercise of stock options and warrants of approximately $135,000, offset by the dividend payment of approximately $2.1 million, the repayment of short-term loans of approximately $1.4 million, and the deferred financing costs in the aggregate of approximately $172,000 of which approximately $112,000 was attributable to the Webster Credit Line and approximately $60,000 was attributable to the proposed public offering of our securities.

On February 27, 2015, we entered into a Credit and Security Agreement with Webster pursuant to which we may borrow up to $14 million until February 27, 2018 against assignments of mortgages and other collateral. The Webster Credit Line provides for an interest rate of either LIBOR plus 4.75% or the base commercial lending rate of Webster plus 3.25% as chosen by us for each drawdown. The Webster Credit Line contains various covenants and restrictions, including limiting the amount that we can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans we make to our customers. Mr. Ran, has personally guaranteed all of our obligations to Webster.

The Webster Credit Line replaced the $7.7 million credit facility with Sterling. We paid off the entire balance due to Sterling with proceeds from the Webster Credit Line and terminated the Sterling Credit Line on February 27, 2015. In addition, we utilized the Webster Credit Line to repay in full loans from Mr. Ran in the aggregate amount of $1,100,000, as well as two short-term loans, outstanding at December 31, 2014, in the aggregate amount of $1,000,000, bearing interest at the rate of 12% per annum. At December 31, 2016, the outstanding amount under the Webster Credit Line was $6.48 million. The interest rate on the amount outstanding fluctuates daily. The rate for December 31, 2016 was 5.520%.

Until our initial public offering in 1999, our principal source of funds was cash flow from operations, which funded both our working capital needs and capital expenditures. In May 1999 we completed our initial public offering in which we raised net proceeds of approximately $6.4 million.

In July 2014, we completed a public offering of 1,754,386 common shares, which raised gross proceeds of $5.0 million and net proceeds of approximately $4.3 million, after deducting our underwriting discounts and commissions and offering expenses. As a result of this offering, we satisfied all of the requirements to be taxed as a REIT and elected to be taxed as a REIT commencing with our taxable year ended December 31, 2014.

In order to maintain our qualification for taxation as a REIT and avoid any excise tax on our net taxable income, we are required to distribute each year at least 90% of our taxable income. If we distribute less than 100% of our taxable income (but more than 90%), the undistributed portion will be taxed at the regular corporate income tax rates. As a REIT, we may also be subject to federal excise taxes and minimum state taxes. For the 2016 tax year, our total distributions included non-qualified dividends equal to 100% of our taxable income and a return of capital equal to approximately 1% of our total distributions.

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

On April 25, 2016, MBC Funding II, our wholly owned subsidiary, completed an underwritten public offering of the Notes. We guaranteed MBC Funding II’s obligations under the Notes, which are secured by our pledge of 100% of the outstanding common shares of MBC Funding II we own. The gross proceeds to MBC Funding II from this offering were $6.0 million, and the net proceeds were approximately $5.2 million, after deducting the underwriting discounts and commissions and other offering expenses. MBC Funding II utilized the proceeds to purchase a pool of mortgage loans from us, which we in turn used to pay down the Webster Credit Line.

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

Contractual Obligations

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Operating Lease Obligations (*)	$231,000	$46,000	$146,000	$39,000	$—
Senior Secured Notes	$6,000,000	$—	$—	$—	$6,000,000
Amounts due under Webster Credit Line at December 31, 2016	$6,482,848	$—	$6,482,848	$—	$—

(*) Operating lease obligations include utilities payable to the landlord under the lease.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 8. Financial Statements

The consolidated financial statements required by this item are set forth beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

1.     Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO in 1992 (the “1992 Framework”). The 1992 Framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016. In May 2013, COSO issued an update to the 1992 Framework (the “2013 Framework”). We have not yet transitioned over to the 2013 Framework and our management is currently assessing the resources we will need to complete the implementation of the 2013 Framework.

This Report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Our executive officers and directors and their respective ages as of March 15, 2017 are as follows:

Name	Age	Position

Assaf Ran	51	Founder, Chairman of the Board, Chief Executive Officer and President
Vanessa Kao	39	Chief Financial Officer, Vice President, Treasurer and Secretary
Michael Jackson (1)(2)(3)	52	Director
Eran Goldshmit (1)(2)(3)	50	Director
Lyron Bentovim (1)	47	Director

(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

(3) Member of the Corporate Governance and Nominating Committee.

All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers are elected to serve subject to the discretion of the Board.

Set forth below is a brief description of the background and business experience of our executive officers and directors:

Assaf Ran, our founder, has been our chief executive officer, president and chairman since our inception in 1989. Mr. Ran has 28 years of senior management experience leading public and private directories businesses. Mr. Ran started several yellow page businesses from the ground up and managed to make each one of them successful. Mr. Ran’s professional experience and background with us, as our director since March 1999, have given him the expertise needed to serve as one of our directors.

Vanessa Kao has been our chief financial officer, vice president, treasurer and secretary since rejoining us in June 2011. From January 2014 through April 2016, she was also the chief financial officer of Jewish Marketing Solutions LLC. Since April 2016, she has been serving as a consultant to Jewish Marketing Solutions LLC. From July 2004 through April 2006, she served as our assistant chief financial officer. From April 2006 through December 2013, she was the chief financial officer of DAG Jewish Directories, Inc. Ms. Kao holds a M.B.A. in Finance and MIS/E-Commerce from the University of Missouri and a Bachelor degree of Business Administration in Finance from the National Taipei University in Taiwan.

Michael J. Jackson has been a member of the Board since July 2000. Since March 2016, Mr. Jackson has been the chief financial officer and executive vice president of both Ethology, Inc., a digital marketing agency, and Tallwave, LLC, a business design and innovation agency. From April 2007 through February 2016, he was the chief financial officer and the executive vice president of iCrossing, Inc., a digital marketing agency. From October 1999 to April 2007, he was the executive vice president and chief financial officer of AGENCY.COM, a global Internet professional services company. He served as the chief accounting officer of AGENCY.com from May 2000 and as its corporate controller from August 1999 until September 2001. From October 1994 until August 1999, Mr. Jackson was a manager at Arthur Andersen, LLP and Ernst and Young. Mr. Jackson also served on the New York State Society Auditing Standards and Procedures Committee from 1998 to 1999 and served on the New York State Society’s SEC Committee from 1999 to 2001. Mr. Jackson holds an M.B.A. in Finance from Hofstra University and is a certified public accountant. For the five years ended May 2008, Mr. Jackson was a member of the board of directors of Adstar, Inc. (OTC PINK: ADST). Mr. Jackson’s professional experience and background with other companies and with us have given him the expertise needed to serve as one of our directors.

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

Lyron Bentovim has been a member of the Board since December 2008. Mr. Bentovim currently serves as The President and Chief Executive Officer of the Glimpse Group, a virtual reality and augmented reality company as well as a Managing Partner at Darklight Partners in New York, NY. Darklight Partners is a strategic advisor to small and mid-size public and private companies. Prior to Darklight Partners, from July 2014 to August 2015, Mr. Bentovim was Chief Operating Officer/Chief Financial Officer of Top Image Systems (NASDAQ – TISA), and from March 2013 to July 2014, Mr. Bentovim served as Chief Operating Officer/Chief Financial Officer of NIT Health and Chief Operating Officer/Chief Financial Officer and managing director at Cabrillo Advisors. From August 2009 until July 2012, Mr. Bentovim has served as the Chief Operating Officer and the Chief Financial Officer of Sunrise Telecom, Inc. Prior to joining Sunrise Telecom, Inc., from January 2002, Mr. Bentovim was a Portfolio Manager for Skiritai Capital LLC, an investment advisor based in San Francisco. Mr. Bentovim has over 20 years of management experience, including his experience as a member of the board of directors at Blue Sphere, RTW Inc., Ault, Inc., Top Image Systems Ltd., Three-Five Systems Inc., Sunrise Telecom Inc., and Argonaut Technologies Inc. Prior to his position in Skiritai Capital LLC, Mr. Bentovim served as the President, Chief Operating Officer and co-founder of WebBrix, Inc. Additionally, Mr. Bentovim spent time as a Senior Engagement Manager with strategy consultancies USWeb/CKS, the Mitchell Madison Group LLC and McKinsey & Company Inc. Mr. Bentovim has an MBA from Yale School of Management and a law degree from the Hebrew University. Mr. Bentovim’s professional experience and background with other companies and with us have given him the expertise needed to serve as one of our directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent (10%) shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To the best of our knowledge, based solely on review of the copies of such forms furnished to us, or written representations that no other forms were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent (10%) shareholders were complied with during 2016.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions. On March 14, 2017, our Board of Directors amended the existing Code of Ethics to include our subsidiary, MBC Funding II. Our current Code of Ethics is posted on our web site at www.manhattanbridgecapital.com.

Director Independence

The Board is comprised of Assaf Ran, Michael J. Jackson, Eran Goldshmit and Lyron Bentovim.

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

Audit Committee. The Audit Committee oversees our accounting and financial reporting processes, internal systems of accounting and financial controls, relationships with auditors and audits of financial statements. Specifically, the Audit Committee’s responsibilities include the following:

●	selecting, hiring and terminating our independent auditors;

●	evaluating the qualifications, independence and performance of our independent auditors;

●	approving the audit and non-audit services to be performed by the independent auditors;

●	reviewing the design, implementation and adequacy and effectiveness of our internal controls and critical policies;

●	overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and other accounting matters;

●	with management and our independent auditors, reviewing any earnings announcements and other public announcements regarding our results of operations; and

●	preparing the report that the Securities and Exchange Commission requires in our annual proxy statement.

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

Compensation Committee. The Compensation Committee assists the Board in determining the compensation of our officers and directors. Specific responsibilities include the following:

●	approving the compensation and benefits of our executive officers;

●	reviewing the performance objectives and actual performance of our officers; and

●	administering our stock option and other equity and incentive compensation plans.

The Compensation Committee is comprised entirely of directors who satisfy the standards of independence applicable to compensation committee members established under 162(m) of the Code and Section 16(b) of the Exchange Act.

Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee assists the Board by identifying and recommending individuals qualified to become members of the Board. Specific responsibilities include the following:

●	evaluating the composition, size and governance of the Board and its committees and making recommendations regarding future planning and the appointment of directors to our committees;

●	establishing a policy for considering shareholder nominees to the Board;

●	reviewing our corporate governance principles and making recommendations to the Board regarding possible changes; and

●	reviewing and monitoring compliance with our code of ethics and insider trading policy.

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

Item 11. Executive Compensation

The following Summary Compensation Table sets forth all compensation earned by or paid to, in all capacities, during the years ended December 31, 2016 and 2015 by (i) the Company’s Chief Executive Officer and (ii) the most highly compensated executive officers, other than the CEO, who were serving as executive officers and whose total compensation exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executives”):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	All Other Compensation	Total
		($)	($)	($) (1)	($)
Assaf Ran
Chief Executive Officer and President	2016	$250,000	$—	$7,500	$257,500
	2015	$225,000	$95,000	$6,750	$326,750

Vanessa Kao
Chief Financial Officer, Vice President, Treasurer and Secretary	2016	$131,000	$10,000	$3,930	$144,930
	2015	$125,000	$22,500	$3,750	$151,250

(1) Company’s matching contributions are made pursuant to its Simple IRA Plan.

Employment Contracts

In March 1999, we entered into an employment agreement with Assaf Ran, our President and Chief Executive Officer, pursuant to which: (i) Mr. Ran’s employment term renews automatically on June 30th of each year for successive one-year periods unless either party gives to the other written notice at least 180 days prior to June 30th of its intention to terminate the agreement; (ii) Mr. Ran receives an annual base salary of $225,000 and annual bonuses as determined by the Compensation Committee of the Board, in its sole and absolute discretion, and is eligible to participate in all executive benefit plans established and maintained by us; and (iii) Mr. Ran agreed to a one-year non-competition period following the termination of his employment. If the employment agreement is terminated by Mr. Ran for “good reason” (as defined in the employment agreement) he shall be paid (1) his base compensation up to the effective date of such termination; (2) his full share of any incentive compensation payable to him for the year in which the termination occurs; and (3) a lump sum payment equal to 100% of the average cash compensation paid to, or accrued for, him in the two calendar years immediately preceding the calendar year in which the termination occurs.

On June 30, 2016, the Compensation Committee approved an increase of Mr. Ran’s annual base salary from $225,000 to $275,000.

Restricted Stock Grant

On September 9, 2011, upon shareholders approval at the 2011 annual meeting of shareholders, we granted 1,000,000 restricted common shares (the “Restricted Shares”) to Mr. Ran, our chief executive officer. Under the terms of the restricted shares agreement (the “Restricted Shares Agreement”), Mr. Ran agreed to forfeit options held by him exercisable for an aggregate of 280,000 common shares with exercise prices above $1.21 per share and agreed not to exercise additional options held by him for an aggregate of 210,000 common shares with exercise prices below $1.21 per share (the “Remaining Options”). Until their expiration, Mr. Ran will be required to forfeit approximately 4.76 Restricted Shares for each common share issued upon any exercise of the Remaining Options. In addition, Mr. Ran may not sell, convey, transfer, pledge, encumber or otherwise dispose of the Restricted Shares until the earliest to occur of the following: (i) September 9, 2026, with respect to 1/3 of the Restricted Shares, September 9, 2027 with respect to an additional 1/3 of the Restricted Shares and September 9, 2028 with respect to the final 1/3 of the Restricted Shares; (ii) the date on which Mr. Ran’s employment is terminated by us for any reason other than for “Cause” (i.e., misconduct that is materially injurious to us monetarily or otherwise, including engaging in any conduct that constitutes a felony under federal, state or local law); or (iii) the date on which Mr. Ran’s employment is terminated on account of (A) his death; or (B) his disability, which, in the opinion of his personal physician and a physician selected by us prevents him from being employed with us on a full-time basis (each such date being referred to as a “Risk Termination Date”). If at any time prior to a Risk Termination Date Mr. Ran’s employment is terminated by us for Cause, or by Mr. Ran voluntarily for any reason other than death or disability, Mr. Ran will forfeit that portion of the Restricted Shares which has not previously vested. Mr. Ran has the power to vote the Restricted Shares and will be entitled to all dividends payable with respect to the Restricted Shares.

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

Termination and Change of Control Arrangement

In the event of termination, Mr. Ran will not be entitled to receive any severance and any non-vested options will be automatically forfeited. If at any time prior to a Risk Termination Date Mr. Ran’s employment is terminated by us for cause or by Mr. Ran voluntarily for any reason other than death or disability, Mr. Ran will forfeit that portion of the Restricted Shares which have not previously vested. If Mr. Ran is terminated for any reason other than for cause, the Restricted Shares become immediately transferable.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards to the Named Executives of December 31, 2016.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Assaf Ran Chief Executive Officer and President	1,000,000	7,600,000	(1)(2)

(1)	Calculated based on the closing market price of $7.60 at the end of the last completed fiscal year on December 30, 2016.

(2)	Mr. Ran may not sell, convey, transfer, pledge, encumber or otherwise dispose of the Restricted Shares until the earliest to occur of the following: (i) September 9, 2026, with respect to 1/3 of the Restricted Shares, September 9, 2027 with respect to an additional 1/3 of the Restricted Shares and September 9, 2028 with respect to the final 1/3 of the Restricted Shares; (ii) the date on which Mr. Ran’s employment is terminated by us for any reason other than for “Cause;” or (iii) on a Risk Termination Date. If at any time prior to a Risk Termination Date Mr. Ran’s employment is terminated by us for Cause or Mr. Ran voluntarily terminates his employment for any reason other than death or disability, Mr. Ran will forfeit that portion of the Restricted Shares which have not previously vested.

Compensation of Directors

Generally, each independent director of the Company is granted an option for 7,000 common shares upon first taking office. Each independent member of the Board receives cash compensation of $5,000 per year, plus an additional $300 for each committee meeting attended. Other than the grant of options at the time each independent director first takes office, we do not currently anticipate granting our directors additional options as part of their compensation.

The table below summaries the compensation paid to our directors for the year ended December 31, 2016:

Director Compensation

Name (a)	Fees Earned or Paid in Cash ($)
Michael Jackson	$6,800
Eran Goldshmit (1)	$6,500
Lyron Bentovim (2)	$6,500
Mark Alhadeff (3)	$0

(1)	At December 31, 2016, Mr. Goldshmit held stock options to purchase an aggregate of 21,000 common shares at exercise prices ranging from $1.02 to $2.92 per share.

(2)	At December 31, 2016, Mr. Bentovim held stock options to purchase 7,000 common shares at an exercise price of $2.92 per share.

(3)	Mark Alhadeff served as a director until the Company’s annual stockholder’s meeting held on June 30, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table, together with the accompanying footnotes, sets forth information, as of March 15, 2017, regarding the beneficial ownership of our common shares by all persons known by us to beneficially own more than 5% of our outstanding common shares, each Named Executive Officer, each director, and all of our directors and executive officers as a group:

Name of Beneficial Owner	Amount of Beneficial Ownership (1)	Percentage of Class

Executive Officers and Directors
Assaf Ran (2)	2,516,000	30.9%
Vanessa Kao	5,236	*
Michael Jackson	35,000	*
Eran Goldshmit (3)	30,050	*
Lyron Bentovim (4)	43,987	*
All executive officers and directors as a group (5 persons) (5)	2,630,273	32.2%

* Less than 1%

(1)	A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from March 15, 2017 upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from March 15, 2017 have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on 8,135,036 shares outstanding on March 15, 2017.

(2)	Includes 1,000,000 Restricted Shares granted to Mr. Ran on September 9, 2011, which was approved by shareholders at our 2011 annual meeting of shareholders. Mr. Ran may not sell, convey, transfer, pledge, encumber or otherwise dispose of the Restricted Shares until the earliest to occur of the following: (i) September 9, 2026, with respect to 1/3 of the Restricted Shares, September 9, 2027 with respect to an additional 1/3 of the Restricted Shares and September 9, 2028 with respect to the final 1/3 of the Restricted Shares; (ii) the date on which Mr. Ran’s employment is terminated by us for any reason other than for “Cause;” or (iii) on a Risk Termination Date. If at any time prior to a Risk Termination Date Mr. Ran’s employment is terminated by us for Cause or Mr. Ran voluntarily terminates his employment for any reason other than death or disability, Mr. Ran will forfeit that portion of the Restricted Shares which have not previously vested. Mr. Ran’s address is c/o Manhattan Bridge Capital, Inc., 60 Cutter Mill Road, Suite 205, Great Neck, New York 11021.

(3)	Includes an aggregate of 21,000 shares underlying options at exercise prices ranging from $1.02 to $2.92 per share.

(4)	Includes 7,000 shares underlying options at an exercise price of $2.92 per share.

(5)	Includes an aggregate of 28,000 shares underlying options beneficially owned by officers and directors as a group.

Equity Compensation Plan Information

On June 23, 2009 we adopted the 2009 Stock Option Plan (the “Plan”) which replaced the 1999 Stock Option Plan as amended (the “Prior Plan”), which expired in May 2009. All options granted under the Prior Plan were expired, exercised or cancelled.

The following table summarizes the options granted under the Plan as of December 31, 2016. The shares covered by outstanding options are subject to adjustment for changes in capitalization, stock splits, stock dividends and similar events.

	Equity Compensation Plan Table
	Number of securities(1) to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities(1) remaining available for future issuance under equity compensation plans
Equity Compensation Plans Approved By Security Holders
Grants under the Company’s 2009 Stock Option Plan	28,000	$2.10	255,000
Equity Compensation Plans Not Approved By Security Holders	-	-	-
Total	28,000	$2.10	255,000

(1)	Reflects common shares.

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

The Plan is administered by the Compensation Committee of the Board. 400,000 common shares are reserved for award grants under the Plan, subject to adjustment as provided in Section 9 of the Plan. As of December 31, 2016, approximately five persons were eligible to participate in the Plan, consisting of two executive officers and three non-affiliated directors. The Board has resolved not to grant any options to Mr. Ran until all of the Restricted Shares have vested.

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

Item 13. Certain Relationships and Related Transactions and Director Independence

On April 25, 2016, MBC Funding II sold $6,000,000 aggregate principal amount of its Notes in its initial public offering. Mr. Ran purchased approximately $594,000 of the Notes in the offering.

In January 2015, Mr. Ran, our chief executive officer, made three separate loans to us in the aggregate amount of $1,050,000, which bore interest at a rate of 6% per annum. All loans from Mr. Ran, including an outstanding balance of $50,000 at December 31, 2014, were repaid in full on February 27, 2015. The aggregate interest expense for these loans was $8,817.

In September 2013 and February 2015, we borrowed $160,000 and $175,000 (an aggregate of $335,000), respectively, from a parent of a former member of the Board, at an interest rate of 10% per annum. Both loans were repaid in full on April 20, 2016. The aggregate interest expenses for these loans were $31,118 and $10,236 in 2015 and 2016, respectively.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed by our principal accounting firm, Hoberman & Lesser, LLP, for the fiscal years ended December 31, 2016 and 2015 are as follows:

(a) Audit Fees

2016

The aggregate fees incurred during 2016 for our principal accountant, were $62,500, covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2016.

2015

The aggregate fees incurred during 2015 for our principal accountant, were $59,000, covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2015.

(b) Audit-Related Fees

There were no audit-related fees billed by our principal accountant during 2016 or 2015.

(c) Tax Fees

There were no tax fees billed by our principal accountant during 2016 or 2015.

(d) All Other Fees

No other fees, beyond those disclosed in this Item 14, were billed during 2016 or 2015 except the following:

(1)	In 2016, we were billed $36,750 by our principal accountant for services rendered in connection with our Registration Statement on Form S-11 for our public offering in April 2016, and with our public offering in August 2016; and

(2)	In 2015, we were billed $30,000 by our principal accountant for services rendered in connection with our Registration Statement on Form S-3 for our public offering in May 2015.

Audit Committee Pre-Approval, Policies and Procedures

Our Audit Committee approved the engagement with Hoberman & Lesser, LLP. These services were pre-approved by our Audit Committee to assure that such services do not impair the auditor’s independence from us.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements - See Index to Financial Statements on page F-1. 2. Financial Statement Schedules – See (c) below. 3. Exhibits – See (b) below.

(b)	Certain of the following exhibits were filed as Exhibits to the registration statement on form SB-2, Registration No. 333-74203 and amendments thereto (the “Registration Statement”) filed by the Registrant under the Securities Act, or the reports filed under the Exchange Act, and are hereby incorporated by reference.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation filed with the Secretary of State of New York in July 2014 (1)
3.2	Amended and Restated Bylaws effective in May 2014 (1)
4.1	Specimen Stock Certificate (2)
4.2	Form of Representative Warrants (3)
4.3	Form of Representative Warrants (4)
4.4	Indenture, dated as of April 25, 2016, among Manhattan Bridge Capital, Inc., MBC Funding II Corp and Worldwide Stock Transfer, LLC (5)
10.1**	Employment Agreement dated March 1, 1999 by and between Assaf Ran and the Company (6)
10.2	Lease Agreement by and between the Company and Majestic Neck Corp. for the premises located at 60 Cutter Mill Road, Great Neck, New York 11021. (7)
10.3**	Form of the Company’s 2009 Stock Option Plan, as amended (8)
10.4	Line of Credit Agreement, entered into as of February 27, 2015, between the Company and Webster Business Credit Corporation (9)
10.5	Asset Purchase Agreement, dated as of April 25, 2016, between Manhattan Bridge Capital, Inc. and MBC Funding II Corp.(5)
10.6	Continuing Guaranty of Manhattan Bridge Capital Inc. dated April 25, 2016. (5)
10.7	Pledge Agreement, dated as of April 25, 2016, between Manhattan Bridge Capital and Worldwide Stock Transfer, LLC (5)
10.8	Amendment No. 2 to Credit Agreement, dated April 25, 2016, among Manhattan Bridge Capital, Inc., DAG Funding Solutions Inc. and Webster Business Credit Corporation (5)
10.9	Guaranty dated April 25, 2016 of MBC Funding II Corp. (5)
10.10	Intercreditor Agreement, dated as of April 25, 2016, between Webster Business Credit Corp and Worldwide Stock Transfer, LLC (5)
10.11	Amendment No. 1 to Credit Agreement, dated May 2015, among Manhattan Bridge Capital, Inc., DAG Funding Solutions Inc. and Webster Business Credit Corporation (10)
10.12	Amendment of Lease, dated July 21, 2016, between the Company and Philips Cutter Mill Owner LLC for the premises located at 60 Cutter Mill Road, Great Neck, New York 11201 (7)
10.13**	Form of Restricted Share Agreement (11)
21.1	List of Subsidiaries (*)
23.1	Consent of Hoberman & Lesser, LLP, dated March 15, 2017(*€)
31.1	Chief Executive Officer Certification under Rule 13a-14 (*€)
31.2	Chief Financial Officer Certification under Rule 13a-14 (*€)
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 (*)
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 (*)
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Schema Document
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

** Compensation plan or arrangement for current or former executive officers and directors.

*€ Filed herewith.

(1)	Previously filed as exhibit to Form 10-Q for the period ended June 30, 2014 and incorporated herein by reference.
(2)	Previously filed as exhibit to Form SB-2/A on April 23, 1999 and incorporated herein by reference.
(3)	Previously filed as exhibit to Form 8-K on August 15, 2016 and incorporated herein by reference.
(4)	Previously filed as exhibit to Form 8-K on May 29, 2016 and incorporated herein by reference.
(5)	Previously filed as exhibit to Form 8-K on April 27, 2016 and incorporated herein by reference.
(6)	Previously filed as exhibit to Form SB-2 on March 10, 1999 and incorporated herein by reference.
(7)	Previously filed as exhibit to Form 10-Q for the period ended June 30, 2016 and incorporated herein by reference.
(8)	Previously filed as Appendix A to Schedule 14A on August 5, 2011 and incorporated herein by reference.
(9)	Previously filed as exhibit to Form 8-K on March 3, 2015 and incorporated herein by reference.
(10)	Previously filed as exhibit to Form 10-Q for the period ended March 31, 2016 and incorporated herein by reference.
(11)	Previously filed as Appendix B to Schedule 14A on August 5, 2011 and incorporated herein by reference.

(c)	No financial statement schedules are included because the information is either provided in the financial statements or is not required under the related instructions or is inapplicable and such schedules therefore have been omitted.

Item 16. 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Manhattan Bridge Capital, Inc.

By:	/s/ Assaf Ran
Assaf Ran, President, Chief Executive Officer and Chairman of the Board of Directors

Date: March 15, 2017

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2017:

Signature	Title

/s/ Assaf Ran	President, Chief Executive Officer and Chairman of the Board of Directors
Assaf Ran	(Principal Executive Officer)

/s/ Vanessa Kao	Chief Financial Officer
Vanessa Kao	(Principal Financial and Accounting Officer)

/s/ Eran Goldshmit	Director
Eran Goldshmit

/s/ Michael Jackson	Director
Michael Jackson

/s/ Lyron Bentovim	Director
Lyron Bentovim

MANHATTAN BRIDGE CAPITAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Manhattan Bridge Capital, Inc.

We have audited the accompanying consolidated balance sheets of Manhattan Bridge Capital, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. Manhattan Bridge Capital, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Manhattan Bridge Capital, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Hoberman & Lesser, CPA’s, LLP

New York, New York

March 14, 2017

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2016 AND 2015

	2016	2015
Assets
Current assets:
Cash and cash equivalents	$96,299	$106,836
Short term loans receivable	27,495,500	20,199,000
Interest receivable on loans	346,519	382,572
Other current assets	29,397	32,865
Total current assets	27,967,715	20,721,273

Long term loans receivable	7,259,820	10,705,040
Property and equipment, net Security deposit	7,980 6,816	8,771 6,816
Investment in privately held company	35,000	50,000
Deferred financing costs	56,193	164,510
Total assets	$35,333,524	$31,656,410

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$6,482,848	$11,821,099
Short term loans	—	1,095,620
Accounts payable and accrued expenses	105,541	99,643
Deferred origination fees	315,411	279,682
Dividends payable	813,503	617,443
Total current liabilities	7,717,303	13,913,487
Long term liabilities:
Senior secured notes (net of deferred financing costs of $697,669)	5,302,331	—
Total liabilities	13,019,634	13,913,487

Commitments and contingencies
Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; no shares issued	—	—
Common shares - $.001 par value; 25,000,000 authorized; 8,312,036 and 7,441,039 issued; 8,135,036 and 7,264,039 outstanding	8,312	7,441
Additional paid-in capital	23,134,013	18,500,524
Treasury stock, at cost – 177,000	(369,335)	(369,335)
Accumulated deficit	(459,100)	(395,707)
Total stockholders’ equity	22,313,890	17,742,923
Total liabilities and stockholders’ equity	$35,333,524	$31,656,410

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
Interest income from loans	$3,845,091	$3,355,920
Origination fees	803,469	644,706
Total Revenue	4,648,560	4,000,626
Operating costs and expenses:
Interest and amortization of deferred financing costs	780,119	691,392
Referral fees	8,682	2,356
General and administrative expenses	1,005,653	1,038,849
Total operating costs and expenses	1,794,454	1,732,597

Income from operations	2,854,106	2,268,029

Impairment loss on property and equipment (Note 5)	—	(13,863)
Loss on write-down of investment in privately held company (Note 6)	(15,000)	(15,000)
Total other loss	(15,000)	(28,863)

Income before income tax expense	2,839,106	2,239,166
Income tax expense	(2,146)	(1,595)
Net income	$2,836,960	$2,237,571

Basic and diluted net income per common share outstanding:
—Basic	$0.37	$0.33
—Diluted	$0.37	$0.33

Weighted average number of common shares outstanding
—Basic	7,590,114	6,759,219
—Diluted	7,608,201	6,786,610

The accompanying notes are an integral part of these consolidated financial statements

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Common Stock		Additional Paid-in	Treasury Stock		(Accumulated Deficit) / Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Totals
Balance, January 1, 2015	6,260,689	$6,260	$14,116,183	177,000	$(369,335)	$113,346	$13,866,454
Non cash compensation			13,664				13,664
Exercise of stock options	40,000	40	61,150				61,190
Exercise of warrants	20,350	21	73,449				73,470
Public offering	1,120,000	1,120	4,236,078				4,237,198
Dividends paid						(2,129,181)	(2,129,181)
Dividends declared and payable						(617,443)	(617,443)
Net income for the year ended December 31, 2015						2,237,571	2,237,571
Balance, December 31, 2015	7,441,039	7,441	18,500,524	177,000	(369,335)	(395,707)	17,742,923
Non cash compensation			13,589				13,589
Exercise of warrants	97,888	98	409,687				409,785
Public offerings	773,109	773	4,210,213				4,210,986
Dividends paid						(2,086,850)	(2,086,850)
Dividends declared and payable						(813,503)	(813,503)
Net income for the year ended December 31, 206						2,836,960	2,836,960
Balance, December 31, 2016	8,312,036	$8,312	$23,134,013	177,000	$(369,335)	$(459,100)	$22,313,890

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
Cash flows from operating activities:
Net Income	$2,836,960	$2,237,571
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	101,351	39,542
Depreciation	3,810	5,714
Non cash compensation expense	13,589	13,664
Impairment loss on property and equipment (Note 5)	—	13,863
Loss on write-down of investment in privately held company (Note 6)	15,000	15,000
Changes in operating assets and liabilities
Interest receivable on loans	36,053	(168,806)
Other current and non current assets	3,468	(5,871)
Accounts payable and accrued expenses	5,898	(63,979)
Deferred origination fees	35,729	34,906
Net cash provided by operating activities	3,051,858	2,121,604

Cash flows from investing activities:
Issuance of short term loans	(36,657,000)	(21,609,000)
Collections received from loans	32,805,720	14,737,436
Purchase of fixed assets	(3,019)	(9,260)
Net cash used in investing activities	(3,854,299)	(6,880,824)

Cash flows from financing activities:
(Repayments of) proceeds from lines of credit, net	(5,338,251)	4,121,099
Repayments of loans, net	(1,095,620)	(1,373,845)
Proceeds from exercise of stock options and warrants	409,785	134,660
Proceeds from public stock offering, net	4,210,986	4,237,198
Proceeds from public bond offering, net	5,309,297	—
Dividends paid	(2,704,293)	(2,129,181)
Deferred financing costs incurred	—	(171,551)
Net cash provided by financing activities	791,904	4,818,380

Net (decrease) increase in cash and cash equivalents	(10,537)	59,160
Cash and cash equivalents, beginning of year	106,836	47,676
Cash and cash equivalents, end of year	$96,299	$106,836

Supplemental Cash Flow Information:
Taxes paid during the year	$1 ,948	$56
Interest paid during the year	$691,581	$596,187

Supplement Information – Noncash Information: Dividend declared and payable	$813,503	$617,443

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

1. The Company

Manhattan Bridge Capital, Inc. (“MBC”) and its wholly-owned subsidiaries DAG Funding Solutions, Inc. (dissolved in September 2016) (“DAG Funding”) and MBC Funding II Corp. (“MBC Funding” and collectively with MBC and DAG Funding until it was dissolved, the “Company”), offer short-term, secured, non–banking loans (sometimes referred to as “hard money” loans) to real estate investors to fund their acquisition, renovation, rehabilitation or development of residential or commercial properties located in the New York metropolitan area.

2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Manhattan Bridge Capital, Inc., and its wholly-owned subsidiaries DAG Funding until its dissolution and MBC Funding. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents with one major financial institution. Accounts at the financial institution are insured by the Federal Deposit Insurance Corporation up to $250,000.

Credit risks associated with short term commercial loans the Company makes to small businesses and related interest receivable are described in Note 4.

Impairment of long-lived assets

The Company continually monitors events or changes in circumstances that could indicate carrying amounts of long lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted cash flows is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Income Taxes

The Company follows Accounting Standards Codification (“ASC”) 740-10, “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2016 and 2015, the Company has no material uncertain tax positions to be accounted for in the financials statements. The Company recognizes interest and penalties related to uncertain tax positions, if any, as part of income tax expense.

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

Revenue Recognition

The Company recognizes revenues in accordance with ASC 605, “Revenue Recognition”, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery of the product has occurred or services have been rendered, (iii) the sales price charged is fixed or determinable, and (iv) collectability is reasonably assured.

Interest income from commercial loans is recognized, as earned, over the loan period.

Origination fee revenue on commercial loans is amortized over the term of the respective note.

Deferred Financing Costs

The Company presents deferred financing costs, excluding those incurred in connection with its line of credit, in the balance sheet as a direct reduction from the related debt liability rather than an asset, in accordance with Accounting Standards Update (“ASU”) 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. These costs, incurred in connection with the issuance of the Company’s senior secured notes, are being amortized over ten years, using the straight-line method.

Deferred financing costs in connection with the Company’s Webster Credit Line, as discussed in Note 7, are presented as an asset in the balance sheet, in accordance with ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line of Credit Arrangements”. These cost are being amortized over three years, using the straight-line method.

Earnings Per Share (“EPS”)

Basic and diluted EPS are calculated in accordance with ASC 260, “Earnings Per Share”. Under ASC 260, basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS include the potential dilution from the exercise of stock options and warrants for common shares using the treasury stock method.

The numerator in calculating both basic and diluted EPS for each year is the reported net income. The denominator is based on the following weighted average number of common shares:

	Years ended December 31,
	2016	2015
Basic weighted average common shares outstanding	7,590,114	6,759,219
Incremental shares for assumed exercise of options	18,087	27,391
Diluted weighted average common shares outstanding	7,608,201	6,786,610

32,944 and 77,778 vested options and warrants were not included in the diluted EPS calculation for the years ended December 31, 2016 and 2015, respectively, because their effect would have been anti-dilutive.

Stock-Based Compensation

The Company measures and recognizes compensation awards for all stock option grants made to employees and directors, based on their fair value in accordance with ASC 718 “Compensation - Stock Compensation”, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. The cost will be recognized over the service period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 718 and ASC 505-50, “Equity Based Payment to Non-Employees”. All transactions with non-employees in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more appropriately measurable.

Fair Value of Financial Instruments

For cash and cash equivalents, short term loans, the line of credit and accounts payable, as well as interest bearing commercial loans held by the Company, the carrying amount approximates fair value due to the relative short-term nature of such instruments. The Company determines the fair value of its senior secured notes using market prices which currently approximate their carrying amount.

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. The ASU intends to provide users of financial statements with more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. For public companies, the ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for certain provisions. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, as well as reasonable and supportable forecasts. For public companies who file with the SEC, the ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For public companies that are not SEC filers, the ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - a consensus of the Emerging Issues Task Force.” The ASU is to amend ASC 230 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. For public companies, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash - a consensus of the FASB Emerging Issues Task Force.” The ASU requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. For public companies, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

3. Cash and Cash Equivalents

Effective January 1, 2008, the Company adopted ASC 820, “Fair Value Measurements”, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1—Quoted prices in active markets.

Level 2—Observable inputs other than quoted prices in active markets that are either directly or indirectly observable.

Level 3—Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Cash equivalents and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy. The Company’s Level 1 investments are valued using quoted market prices in active markets. As of December 31, 2016 and 2015, the Company’s Level 1 investments consisted of cash and money market accounts in the amount of approximately $96,000 and $107,000, respectively, and were recorded as cash and cash equivalents in the Company’s consolidated balance sheets.

4. Commercial Loans

Short Term Loans Receivable

The Company offers short-term secured non–banking loans to real estate investors (also known as hard money) to fund their acquisition and construction of properties located in the New York Metropolitan area. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the borrowers. The loans are generally for a term of one year. The short term loans are initially recorded, and carried thereafter, in the financial statements at cost. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term.

For the years ended December 31, 2016 and 2015 the total amounts of $36,657,000 and $21,609,000, respectively, have been lent, offset by collections received from borrowers, under the commercial loans in the amount of $32,805,720 and $14,737,436, respectively. The face amounts of the loans the Company originates historically have ranged from a minimum of $14,000 to a maximum of $2,000,000. The Company’s board of directors established a policy limiting the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $2 million. The Company’s loans typically have a maximum initial term of 12 months and bear interest at a fixed rate of 12% to 14% per year. In addition, the Company usually receives origination fees, or “points,” ranging from 0% to 3% of the original principal amount of the loan as well as other fees relating to underwriting, funding and managing the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser), and in the case of construction financing, up to 80% of construction costs.

At December 31, 2016, the Company was committed to an additional $4,102,500 in construction loans that can be drawn by the borrowers when certain conditions are met.

At December 31, 2016 and 2015, no one entity has loans outstanding representing more than 10% of the total balance of the loans outstanding.

At December 31, 2015, two of the loans in the Company’s portfolio were jointly funded by the Company and unrelated entities, for aggregate loans of $1,835,000. The accompanying balance sheet includes the Company’s portion of the loans in the amount of $1,230,000.

The Company generally grants loans for a term of one year. When a performing loan reaches its maturity and the borrower requests an extension, the Company may extend the term of the loan beyond one year and reclassify it as part of long term loans receivable. Prior to granting an extension of any loan, we reevaluates the underlying collateral.

Long Term Loans Receivable

Long term loans receivable comprise the loans that were extended beyond the original maturity dates, unless it is clear that the loan will be paid back by December 31, 2017. At December 31, 2016, the Company’s loan portfolio consisted of $27,495,500 short term loans receivable and $7,259,820 long term loans receivable. At December 31, 2015, the Company’s loan portfolio consisted of $20,199,000 short term loans receivable and $10,705,040 long term loans receivable.

Credit Risk

Credit risk profile based on loan activity as of December 31, 2016 and 2015:

Performing loans	Developers- Residential	Developers- Commercial	Developers- Mixed Used	Total outstanding loans
December 31, 2016	$31,865,320	$500,000	$2,390,000	$34,755,320
December 31, 2015	$28,801,540	$1,000,000	$1,102,500	$30,904,040

At December 31, 2016, the Company’s long term loans receivable consisted of loans in the amount of $225,000, $475,000, $1,477,320 and $5,082,500, originally due in 2013, 2014, 2015 and 2016, respectively. At December 31, 2015, the Company’s long term loans receivable consisted of loans in the amount of $179,050, $100,000, $225,000, $2,525,000 and $7,675,990, originally due in 2009, 2010, 2013, 2014 and 2015, respectively. In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans. Accordingly, at December 31, 2016 and 2015, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof included in operations for the years then ended.

Subsequent to the balance sheet date, $6,432,000 of the loans receivable at December 31, 2016 were paid off.

5. Impairment Loss on Property and Equipment

During the year ended December 31, 2015, the Company determined to terminate the use of computer software, resulting in an impairment loss in the amount of $13,863.

6. Investment in Privately Held Company

The Company had an original investment in a privately held Israeli-based company in the amount of $100,000. The privately held company offers surgeons and radiologists the ability to detect cancer in real time. Due to the fact that the privately held company has experienced delays in executing its business plan, the Company determined to write down the value of its investment to $65,000 at December 31, 2013. The Company further wrote down the value of its investment to $50,000 at December 31, 2015 and to $35,000 at December 31, 2016, resulting in a charge to the statement of operations of $15,000 for each of the years ended December 31, 2016 and 2015.

7. Loans and Lines of Credit

Short Term Loans

As of April 2016, all of the Company’s short-term loans were repaid in full.

Lines of Credit

On February 27, 2015, the Company entered into a Line of Credit Agreement with Webster Business Credit Corporation (“Webster”) pursuant to which it may borrow up to $14 million until February 27, 2018 (the “Webster Credit Line”) against assignments of mortgages and other collateral. The Webster Credit Line provides for an interest rate of either LIBOR plus 4.75% or the base commercial lending rate of Webster plus 3.25% as chosen by the Company for each drawdown. The Webster Credit Line contains various covenants and restrictions including, among other covenants and restrictions, limiting the amount that the Company can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans the Company makes to its customers, limiting the Company’s ability to pay dividends under certain circumstances, and limiting the Company’s ability to repurchase its common shares, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates. In addition, the Webster Credit Line also contains a cross default provision which will deem any default under any indebtedness owed by us or our subsidiary, MBC Funding II, as a default under the credit line. Mr. Assaf Ran, the Company’s President and Chief Executive Officer, has personally guaranteed all of the Company’s obligations to Webster. Total costs to establish the Webster Credit Line were approximately $144,000. These costs are being amortized over three years, using the straight-line method. The amortization costs for the years ended December 31, 2016 and 2015 were $48,165 and $39,542, respectively.

The Webster Credit Line replaced the $7.7 million credit facility (the “Sterling Credit Line”) with Sterling National Bank (“Sterling”). The Company paid off the entire balance due to Sterling with proceeds from the Webster Credit Line and terminated the Sterling Credit Line on February 27, 2015. In addition, the Company utilized the Webster Credit Line to repay in full loans from Mr. Ran in the aggregate amount of $1,100,000, as well as two short-term loans, outstanding at December 31, 2014, in the aggregate amount of $1,000,000, which bore interest at the rate of 12% per annum. At December 31, 2016, the outstanding amount under the Webster Credit Line was $6,482,848. The interest rate on the amount outstanding fluctuates daily. The rate for December 31, 2016 was 5.520%.

8. Senior Secured Notes

On April 25, 2016, in an initial public offering, MBC Funding issued 6% senior secured notes, due April 22, 2026 (the “Notes”) in the aggregate principal amount of $6,000,000 under the Indenture, dated April 25, 2016, among MBC Funding, as Issuer, the Company, as Guarantor, and Worldwide Stock Transfer LLC, as Indenture Trustee (the “Indenture”). The Notes, having a principal amount of $1,000 each, are listed on the NYSE MKT and trade under the symbol “LOAN/26”. Interest accrues on the Notes commencing on May 16, 2016. The accrued interest is payable monthly in cash, in arrears, on the 15th day of each calendar month commencing June 2016.

Under the terms of the Indenture, the aggregate outstanding principal balance of the mortgage loans held by MBC Funding (see Note 12), together with MBC Funding’s cash on hand, must always equal at least 120% of the aggregate outstanding principal amount of the Notes at all times. To the extent the aggregate principal amount of the mortgage loans owned by MBC Funding plus MBC Funding’s cash on hand is less than 120% of the aggregate outstanding principal balance of the Notes, MBC Funding is required to repay, on a monthly basis, the principal amount of the Notes equal to the amount necessary such that, after giving effect to such repayment, the aggregate principal amount of all mortgage loans owned by MBC Funding plus, MBC Funding’s cash on hand at such time is equal to or greater than 120% of the outstanding principal amount of the Notes. For this purpose, each mortgage loan is deemed to have a value equal to its outstanding principal balance, unless the borrower is in default of its obligations.

MBC Funding may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the Noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium; provided that (i) if the Notes are redeemed on or after April 22, 2019 but prior to April 22, 2020, the redemption price will be 103% of the principal amount of the Notes redeemed and (ii) if the Notes are redeemed on or after April 22, 2020 but prior to April 22, 2021, the redemption price will be 101.5% of the principal amount of the Notes redeemed plus, in either case, the accrued but unpaid interest on the Notes redeemed up to, but not including, the date of redemption.

Each Noteholder has the right to cause MBC Funding to redeem his, her, or its Notes on April 22, 2021. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest up to, but not including, the date of redemption, without penalty or premium. In order to exercise this right, the Noteholder must notify MBC Funding, in writing, no earlier than November 22, 2020 and no later than January 22, 2021. All Notes that are subject to a properly and timely notice will be redeemed on April 22, 2021. Any Noteholder who fails to make a proper and timely election will be deemed to have waived his, her or its right to have his, her or its Notes redeemed prior to the maturity date.

MBC Funding is obligated to offer to redeem the Notes if there occurs a “change of control” with respect to MBC Funding or the Company or if MBC Funding or the Company sell any assets unless, in the case of an asset sale, the proceeds are reinvested in the business of the seller. The redemption price in connection with a “change of control” will be 101% of the principal amount of the Notes redeemed plus accrued but unpaid interest thereon up to, but not including, the date of redemption. The redemption price in connection with an asset sale will be the outstanding principal amount of the Notes redeemed plus accrued but unpaid interest thereon up to, but not including, the date of redemption.

9. Income Taxes

Income tax expense consists of the following:

	2016	2015
Current Taxes:
Federal (refund)	$—	$(1,137)
State	2,146	2,732
Income tax expense	$2,146	$1,595

10. Simple IRA Plan

On October 26, 2000, the board of directors approved a Simple IRA Plan (the “IRA Plan”) for the purpose of attracting and retaining valuable executives. The IRA Plan allows for participation by up to 100 eligible employees of the Company. Under the IRA Plan, eligible employees may contribute a portion of their pre-tax yearly salary, up to the maximum contribution limit for Simple IRA Plans ($12,500 for 2016) as set forth under the Internal Revenue Code of 1986, as amended, with the Company matching on a dollar-for-dollar basis up to 3% of the employees’ annual pre-tax compensation. These thresholds are subject to change under notice by the trustee for the IRA Plan. The Company is not responsible for any other costs under the IRA Plan. For the years ended December 31, 2016 and 2015 the Company contributed $11,430 and $10,500, respectively, as matching contributions to the IRA Plan.

11. Stock-Based Compensation

On June 23, 2009, the Company adopted the 2009 Stock Option Plan (the “Plan”) and replaced the 1999 Stock Option Plan as amended (the “Prior Plan”), which expired in May of 2009. All options granted under the Prior Plan were expired, exercised or cancelled.

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

A maximum of 400,000 common shares were reserved for the grant of awards under the Plan, subject to adjustment as provided in Section 9 of the Plan. As of December 31, 2016, an aggregate of 376,000 options were granted under the Plan of which 231,000 options were cancelled or expired, and 255,000 are available for future grants under the Plan.

The exercise price of options granted under the Plan may not be less than the fair market value on the date of grant. Stock options under the Plan may be awarded to officers, key employees, consultants and non-employee directors of the Company. Generally, options outstanding vest over periods not exceeding four years and are exercisable for up to five years from the grant date.

Stock based compensation expense recognized under ASC 718 for the years ended December 31, 2016 and 2015 was $13,589 and $13,664, respectively.

The share based compensation expense for each of the years ended December 31, 2016 and 2015 includes $13,065 of amortization of the fair value of 1,000,000 restricted shares granted to the Company’s Chief Executive Officer on September 9, 2011 of $195,968, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value will be amortized over 15 years.

The following summarizes stock option activity for the years ended December 31, 2016 and 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	82,000	$1.68	2.68	$59,115
Exercised in 2015	(40,000)	1.53
Expired in 2015	(7,000)	1.34
Outstanding at December 31, 2015	35,000	$1.92	2.35	$24,876
Expired in 2015	(7,000)	1.21
Outstanding at December 31, 2016	28,000	$2.10	1.75	$19,851

There was no grant of options during the years ended December 31, 2016 and 2015. All outstanding options at December 31, 2016 and 2015 are vested and exercisable. The fair value of options granted, if any, is estimated on the date of grant using the Black-Scholes option-pricing model utilizing weighted average assumptions for (1) expected life; (2) annual dividend yield; (3) expected volatility; (4) risk free interest rate.

The following table summarizes information about stock options outstanding at December 31, 2016:

	Stock Option Outstanding
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
$1.01- $ 2.00	14,000	$1.28	1.00
$2.01- $ 3.00	14,000	2.92	2.50
	28,000	$2.10	1.75

On July 31, 2014, in connection with the Company’s public offering in July 2014, the Company issued warrants to purchase up to 87,719 common shares, with an exercise price of $3.5625 per common share, to the representative of the underwriters of the offering (the “July 2014 Rep Warrants”). These warrants are exercisable at any time, and from time to time, in whole or in part, commencing on July 28, 2015 and expire on July 28, 2019. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $42,224. At December 31, 2016, July 2014 Rep Warrants to purchase up to 4,000 common shares were outstanding.

On May 29, 2015, in connection with the Company’s public offering in May 2015, the Company issued warrants to purchase up to 50,750 common shares, with an exercise price of $5.4875 per common share, to the representative of the underwriters of the offering (the “May 2015 Rep Warrants”). These warrants are exercisable at any time, and from time to time, in whole or in part, commencing on May 22, 2016 and expire on May 22, 2020. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $54,928. At December 31, 2016, May 2015 Rep Warrants to purchase up to 19,031 common shares were outstanding.

On August 15, 2016, in connection with the Shelf Takedown (defined below), the Company issued warrants to purchase up to 33,612 common shares, with an exercise price of $7.4375 per common share, to the representative of the underwriters of the offering (the “August 2016 Rep Warrants”). The warrants are exercisable at any time, and from time to time, in whole or in part, commencing on August 9, 2017 and expire on August 9, 2021. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $47,020. At December 31, 2016, all of the August 2016 Rep Warrants were outstanding.

12. Public Offerings

On May 29, 2015, the Company completed a public offering of 1,015,000 common shares at a price to the public of $4.39 per share. The gross proceeds raised by the Company from the offering were approximately $4,460,000, before deducting underwriting discounts and commissions and other offering expenses. The Company also granted the underwriter a 45-day option to purchase up to 152,250 additional common shares to cover over-allotments, if any. In June 2015, the underwriter partially exercised its over-allotment option for an additional 105,000 common shares. The gross proceeds raised by the Company from the sale of the over-allotment option shares were approximately $460,000, resulting in total gross proceeds from the offering of approximately $4,920,000. The remaining over-allotment option of 47,250 shares expired unexercised in July 2015. The total net proceeds from the offering, including the sale of the over-allotment option shares, were approximately $4,240,000, after deducting underwriting discounts and commissions and offering expenses payable by us.

On April 25, 2016, MBC Funding completed a firm commitment underwritten public offering of 6% senior secured notes due April 22, 2026. The Company guaranteed MBC Funding’s obligations under the Notes, which are secured by a pledge by the Company of 100% of the outstanding common shares of MBC Funding it owns. The gross proceeds to MBC Funding II from this offering were $6,000,000, and the net proceeds were approximately $5,200,000, after deducting the underwriting discounts and commissions and other offering expenses. MBC Funding utilized the proceeds to purchase a pool of mortgage loans from MBC, which the Company in turn used to pay down the Webster Credit Line (see Note 7). In connection with the initial public offering of MBC Funding, our CEO purchased approximately $594,000 of the senior secured Notes and our CFO purchased approximately $38,000 of the senior secured Notes. Subsequent to the offering, our CFO purchased an additional $57,000 on the senior secured Notes, $12,000 of which were acquired subsequent to December 31, 2016.

On August 15, 2016, the Company completed another public offering of 672,269 common shares at an offering price of $5.95 per share (the “Shelf Takedown”). The gross proceeds raised by the Company from the Shelf Takedown were approximately $4,600,000 (including approximately $600,000 from the sale of 100,840 additional common shares upon the exercise of the over-allotment option by the underwriter) before deducting underwriting discounts and commissions and other offering expenses. The total net proceeds from the Shelf Takedown were approximately $4,200,000.

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

On July 21, 2016, the Company amended the Lease (the “Lease Amendment”) to extend the term of the Lease for an additional five years, through September 30, 2021. Among other things, the Lease Amendment provides for gradual annual rent increases from approximately $3,500 per month during the first year to $3,900 per month during the fifth year of the extension term.

At December 31, 2016, approximate future minimum rental payments, including utilities, are as follows:

2017	$46,000
2018	47,000
2019	49,000
2020	50,000
2021	39,000
Total	$231,000

Rent expense, including utilities, in the years 2016 and 2015 was approximately $45,000 and $42,000, respectively.

Employment Agreements

In March 1999, we entered into an employment agreement with Mr. Ran, pursuant to which: (i) Mr. Ran’s employment term renews automatically on June 30th of each year for successive one-year periods unless either party gives to the other written notice at least 180 days prior to June 30th of its intention to terminate the agreement; (ii) Mr. Ran receives an annual base salary of $225,000 and annual bonuses as determined by the Compensation Committee of the board of directors, in its sole and absolute discretion, and is eligible to participate in all executive benefit plans established and maintained by us; and (iii) Mr. Ran agreed to a one-year non-competition period following the termination of his employment.

On June 30, 2016, the Compensation Committee approved an increase of Mr. Ran’s annual base salary from $225,000 to $275,000. Mr. Ran’s annual base compensation for the years 2016 and 2015 were $250,000 and $225,000, respectively. In 2015, the Compensation Committee also approved a special bonus of $30,000 for establishing the Webster Credit Line and an annual bonus of $65,000 to Mr. Ran.

