Form 10-Q
period 2017-03-31
MANHATTAN BRIDGE CAPITAL, INC
filed 2017-04-25
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

As of April 25, 2017, the Issuer had a total of 8,135,036 shares of Common Stock, $.001 par value, outstanding.

MANHATTAN BRIDGE CAPITAL, INC.

Forward Looking Statements

This report contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the words “believe,” “expect,” “intend,” “estimate” and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial condition and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements”), including but not limited to the following: (i) we have limited operating history as a real estate investment trust (“REIT”); (ii) our loan origination activities, revenues and profits are limited by available funds; (iii) we operate in a highly competitive market and competition may limit our ability to originate loans with favorable interest rates; (iv) our chief executive officer is critical to our business and our future success may depend on our ability to retain him; (v) if we overestimate the yields on our loans or incorrectly value the collateral securing the loan, we may experience losses; (vi) we may be subject to “lender liability” claims; (vii) our loan portfolio is illiquid; (viii) our due diligence may not uncover all of a borrower’s liabilities or other risks to its business; (ix) borrower concentration could lead to significant losses; (x) our management has limited experience managing a REIT; and (xi) we may choose to make distributions in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive. The accompanying information contained in this report, including the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, identifies important factors that could cause such differences. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

All references in this Form 10-Q to “Company,” “we,” “us,” or “our” refer to Manhattan Bridge Capital, Inc. and its wholly-owned subsidiaries DAG Funding Solutions, Inc. (until its dissolution in September 2016) and MBC Funding II Corp., unless the context otherwise indicates.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$120,659	$96,299
Cash - restricted	202,061	—
Short term loans receivable	26,699,500	27,495,500
Interest receivable on loans	385,166	346,519
Other current assets	49,991	29,397
Total current assets	27,457,377	27,967,715

Long term loans receivable	8,504,820	7,259,820
Property and equipment, net	6,922	7,980
Security deposit	6,816	6,816
Investment in privately held company	35,000	35,000
Deferred financing costs	44,151	56,193

Total assets	$36,055,086	$35,333,524

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$7,217,047	$6,482,848
Accounts payable and accrued expenses	82,614	105,541
Deferred origination fees	326,018	315,411
Dividends payable	—	813,503
Total current liabilities	7,625,679	7,717,303
Long term liabilities:
Senior secured notes (net of deferred financing costs of $678,898 and $697,669, respectively)	5,321,102	5,302,331
Total liabilities	12,946,781	13,019,634

Commitments and contingencies
Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; no shares issued	—	—
Common shares - $.001 par value; 25,000,000 authorized; 8,312,036 issued; 8,135,036 outstanding	8,312	8,312
Additional paid-in capital	23,137,279	23,134,013
Treasury stock, at cost – 177,000	(369,335)	(369,335)
Retained earnings (Accumulated deficit)	332,049	(459,100)
Total stockholders’ equity	23,108,305	22,313,890

Total liabilities and stockholders’ equity	$36,055,086	$35,333,524

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2017	2016

Interest income from loans	$1,106,180	$914,309
Origination fees	223,425	190,281
Total revenue	1,329,605	1,104,590

Operating costs and expenses:
Interest and amortization of deferred financing costs	231,582	179,550
Referral fees	1,360	1,369
General and administrative expenses	305,514	227,839
Total operating costs and expenses	538,456	408,758

Income from operations before income tax expense	791,149	695,832
Income tax expense	—	(508)
Net income	$791,149	$695,324

Basic and diluted net income per common share outstanding:
—Basic	$0.10	$0.10
—Diluted	$0.10	$0.10

Weighted average number of common shares outstanding:
—Basic	8,135,036	7,264,039
—Diluted	8,158,316	7,292,372

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2017	2016

Cash flows from operating activities:
Net income	$791,149	$695,324
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	30,813	12,041
Depreciation	1,058	862
Non cash compensation expense	3,266	3,397
Changes in operating assets and liabilities:
Interest receivable on loans	(38,647)	17,764
Other current and non current assets	(20,594)	(16,063)
Accounts payable and accrued expenses	(22,927)	28,135
Deferred origination fees	10,607	(30,424)
Net cash provided by operating activities	754,725	711,036

Cash flows from investing activities:
Issuance of short term loans	(9,556,000)	(5,913,500)
Collections received from loans	9,107,000	7,808,990
Purchase of fixed assets	—	(1,038)
Net cash (used in) provided by investing activities	(449,000)	1,894,452

Cash flows from financing activities:
Proceeds from (repayment of) line of credit	734,199	(1,170,601)
Cash restricted for reduction of line of credit	(202,061)	(464,889)
Repayment of short-term loan	—	(235,000)
Deferred financing costs	—	(163,112)
Dividend paid	(813,503)	(617,443)
Net cash used in financing activities	(281,365)	(2,651,045)

Net increase (decrease) in cash and cash equivalents	24,360	(45,557)
Cash and cash equivalents, beginning of period	96,299	106,836
Cash and cash equivalents, end of period	$120,659	$61,279

Supplemental Cash Flow Information:
Taxes paid during the period	$—	$508
Interest paid during the period	$192,231	$176,799

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

1. THE COMPANY

The accompanying unaudited consolidated financial statements of Manhattan Bridge Capital, Inc. (“MBC”), a New York corporation founded in 1989, and its consolidated subsidiaries, DAG Funding Solutions, Inc. (dissolved in September 2016) (“DAG Funding”), a New York corporation formed in May 2007, and MBC Funding II Corp. (“MBC Funding II”), a New York corporation formed in December 2015 (collectively referred to herein as the “Company”) have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2016 and the notes thereto included in the Company’s Annual Report on Form 10-K. Results of consolidated operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year.

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

The consolidated financial statements include the accounts of MBC, DAG Funding (until its dissolution) and MBC Funding II. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company offers short-term, secured, non–banking loans to real estate investors (also known as hard money) to fund their acquisition, renovation, rehabilitation or development of residential or commercial properties located in the New York metropolitan area.

The Company recognizes revenues in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition”, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery of the product has occurred or services have been rendered, (iii) the sales price charged is fixed or determinable, and (iv) collectability is reasonably assured.

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

Deferred financing costs in connection with the Company’s Credit and Security Agreement with Webster Business Credit Corporation (“Webster”) pursuant to which it may borrow up to $14 million until February 27, 2018 (the “Webster Credit Line”), as discussed in Note 7, are presented as an asset in the balance sheet, in accordance with ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line of Credit Arrangements”. These costs are being amortized over three years, using the straight-line method.

2. RECENT TECHNICAL ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, as well as reasonable and supportable forecasts. For public companies that file with the Securities and Exchange Commission (the “SEC”) the ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - a consensus of the Emerging Issues Task Force.” The ASU amends ASC 230 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. For public companies that file with the SEC, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash - a consensus of the FASB Emerging Issues Task Force.” The ASU requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. For public companies that file with the SEC, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

3. CASH – RESTRICTED

Restricted cash represents collections received, pending clearance, from the Company’s commercial loans and is primarily dedicated to the reduction of the Webster Credit Line (see Note 7).

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

At March 31, 2017, we were committed to $4,666,500 in construction loans that can be drawn by the borrower when certain conditions are met.

At March 31, 2017, no one entity has loans outstanding representing more than 10% of the total balance of the loans outstanding.

The Company generally grants loans for a term of one year. When a performing loan reaches its maturity, and the borrower requests an extension, we may extend the term of the loan beyond one year and reclassify it as part of long term loans receivable. Prior to granting an extension of any loan, we reevaluate the underlying collateral.

Long Term Loans Receivable

Long term loans receivable is comprised of the loans that were extended beyond the original maturity dates, unless it is clear that the loan will be paid back by March 31, 2018. At March 31, 2017, the Company’s loan portfolio consists of $26,699,500 short term loans receivable and $8,504,820 long term loans receivable.

Credit Risk

Credit risk profile based on loan activity as of March 31, 2017 and 2016:

Performing loans	Developers- Residential	Developers- Commercial	Developers Mixed Used	Total outstanding loans
March 31, 2017	$32,614,320	$500,000	$2,090,000	$35,204,320
March 31, 2016	$26,141,050	$1,000,000	$1,867,500	$29,008,550

At March 31, 2017, the Company’s long term loans receivable includes loans in the amount of $225,000, $345,000, $1,027,320 and $5,032,500 originally due in 2013, 2014, 2015 and 2016, respectively. In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans. Accordingly, at March 31, 2017, no loan impairments exist and there were no provisions for impairments of loans or recoveries thereof included in operations.

Subsequent to the balance sheet date, $1,260,000 of the loans receivable at March 31, 2017 were paid off.

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

The denominator is based on the following weighted average number of common shares:

	Three Months Ended March 31,
	2017	2016
Basic weighted average common shares outstanding	8,135,036	7,264,039
Incremental shares for assumed exercise of options	23,280	28,333
Diluted weighted average common shares outstanding	8,158,316	7,292,372

27,751 and 76,836 vested options were not included in the diluted earnings per share calculation for the three month periods ended March 31, 2017 and 2016, respectively, because their effect would have been anti-dilutive.

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

Share based compensation expense recognized under ASC 718 for the three month periods ended March 31, 2017 and 2016 was $3,266 and $3,397, respectively, primarily representing the amortization of the fair value of 1,000,000 restricted shares granted to the Company’s Chief Executive Officer on September 9, 2011 of $195,968, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value will be amortized over 15 years.

No activity occurred during the three month period ended March 31, 2017. The following summarizes stock options outstanding (all vested and exercisable) at March 31, 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2017	28,000	$2.10	1.50	$19,851

On July 31, 2014, in connection with the Company’s public offering in July 2014, the Company issued warrants to purchase up to 87,719 common shares, with an exercise price of $3.5625 per common share, to the representative of the underwriters of the offering (the “July 2014 Representative Warrants”). These warrants are exercisable at any time, and from time to time, in whole or in part, commencing on July 28, 2015 and expire on July 28, 2019. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $42,224. At March 31, 2017, July 2014 Representative Warrants to purchase up to 4,000 common shares were outstanding.

On May 29, 2015, in connection with the Company’s public offering in May 2015, the Company issued warrants to purchase up to 50,750 common shares, with an exercise price of $5.4875 per common share, to the representative of the underwriters of the offering (the “May 2015 Rep Warrants”). These warrants are exercisable at any time, and from time to time, in whole or in part, commencing on May 22, 2016 and expire on May 22, 2020. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $54,928. At March 31, 2017, May 2015 Rep Warrants to purchase up to 19,031 common shares were outstanding.

On August 15, 2016, in connection with the Shelf Takedown (defined below), the Company issued warrants to purchase up to 33,612 common shares, with an exercise price of $7.4375 per common share, to the representative of the underwriters of the offering (the “August 2016 Rep Warrants”). The warrants are exercisable at any time, and from time to time, in whole or in part, commencing on August 9, 2017 and expire on August 9, 2021. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $47,020. At March 31, 2017, all of the August 2016 Rep Warrants were outstanding.

7. LINE OF CREDIT

On February 27, 2015, the Company entered into the Credit and Security Agreement with Webster. The Webster Credit Line provides for an interest rate of either LIBOR plus 4.75% or the base commercial lending rate of Webster plus 3.25% as chosen by the Company for each drawdown. The Webster Credit Line contains various covenants and restrictions including, among other covenants and restrictions, limiting the amount that the Company can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans the Company makes to its customers, limiting the Company’s ability to pay dividends under certain circumstances, and limiting the Company’s ability to repurchase its common shares, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates. In addition, the Webster Credit Line also contains a cross default provision which will deem any default under any indebtedness owed by us or our subsidiary, MBC Funding II, as a default under the credit line. Mr. Assaf Ran, the Company’s President and Chief Executive Officer, has personally guaranteed all of the Company’s obligations to Webster.

Total costs to establish the Webster Credit Line were approximately $144,000. These costs are being amortized over three years, using the straight-line method. The amortization costs for each of the three months ended March 31, 2017 and 2016 were $12,041.

At March 31, 2017, the outstanding amount under the Webster Credit Line was $7,217,047. The interest rate on the amount outstanding fluctuates daily. The rate at March 31, 2017 was 5.73222%.

8. SENIOR SECURED NOTES

On April 25, 2016, in an initial public offering, MBC Funding II issued 6% senior secured notes, due April 22, 2026 (the “Notes”) in the aggregate principal amount of $6,000,000 under the Indenture, dated April 25, 2016, among MBC Funding II, as Issuer, the Company, as Guarantor, and Worldwide Stock Transfer LLC, as Indenture Trustee (the “Indenture”). The Notes, having a principal amount of $1,000 each, are listed on the NYSE MKT and trade under the symbol “LOAN/26”. Interest accrues on the Notes commencing on May 16, 2016. The accrued interest is payable monthly in cash, in arrears, on the 15th day of each calendar month commencing June 2016.

Under the terms of the Indenture, the aggregate outstanding principal balance of the mortgage loans held by MBC Funding II, together with MBC Funding II’s cash on hand, must always equal at least 120% of the aggregate outstanding principal amount of the Notes at all times. To the extent the aggregate principal amount of the mortgage loans owned by MBC Funding II plus MBC Funding II’s cash on hand is less than 120% of the aggregate outstanding principal balance of the Notes, MBC Funding II is required to repay, on a monthly basis, the principal amount of the Notes equal to the amount necessary such that, after giving effect to such repayment, the aggregate principal amount of all mortgage loans owned by MBC Funding II plus MBC Funding II’s cash on hand at such time is equal to or greater than 120% of the outstanding principal amount of the Notes. For this purpose, each mortgage loan is deemed to have a value equal to its outstanding principal balance, unless the borrower is in default of its obligations.

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

MBC Funding II is obligated to offer to redeem the Notes if there occurs a “change of control” with respect to MBC Funding II or the Company or if MBC Funding II or the Company sell any assets unless, in the case of an asset sale, the proceeds are reinvested in the business of the seller. The redemption price in connection with a “change of control” will be 101% of the principal amount of the Notes redeemed plus accrued but unpaid interest thereon up to, but not including, the date of redemption. The redemption price in connection with an asset sale will be the outstanding principal amount of the Notes redeemed plus accrued but unpaid interest thereon up to, but not including, the date of redemption.

9. PUBLIC OFFERINGS

As mentioned above, on April 25, 2016, MBC Funding II completed a firm commitment underwritten public offering of the Notes. The Company guaranteed MBC Funding II’s obligations under the Notes, which are secured by a pledge by the Company of 100% of the outstanding common shares of MBC Funding II it owns. The gross proceeds to MBC Funding II from this offering were $6,000,000, and the net proceeds were approximately $5,200,000, after deducting the underwriting discounts and commissions and other offering expenses. MBC Funding II utilized the proceeds to purchase a pool of mortgage loans from MBC, which the Company in turn used to pay down the Webster Credit Line (see Note 7). The Company’s Chief Executive Officer and Chief Financial Officer also serve as the Chief Executive Officer and Chief Financial Officer, respectively, of MBC Funding II. In connection with the initial public offering of MBC Funding II, MBC Funding II’s Chief Executive Officer purchased approximately $594,000 of the senior secured Notes and MBC Funding II’s Chief Financial Officer purchased approximately $38,000 of the senior secured Notes. Subsequent to the offering, MBC Funding II’s Chief Financial Officer purchased an additional $57,000 of the senior secured Notes.

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

Since commencing this business in 2007, we have made over 520 loans and never foreclosed on a property. In addition, none of our loans have ever gone into default, although sometimes we have renewed or extended our loans to enable the borrower to avoid premature sale or refinancing of the property. When we renew or extend a loan we receive additional “points” and other fees.

Our primary business objective is to grow our loan portfolio while protecting and preserving capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term through dividends. We intend to achieve this objective by continuing to selectively originate loans and carefully manage our portfolio of first mortgage real estate loans in a manner designed to generate attractive risk-adjusted returns across a variety of market conditions and economic cycles. We believe that the demand for relatively small loans secured by residential and commercial real estate held for investment in the New York metropolitan market is significant and growing and that traditional lenders, including banks and other financial institutions, that usually address this market are unable to satisfy this demand. This demand/supply imbalance has created an opportunity for non-bank “hard money” real estate lenders like us to selectively originate high-quality first mortgage loans on attractive terms and this condition should persist for a number of years. We have built our business on a foundation of intimate knowledge of the New York metropolitan area real estate market combined with a disciplined credit and due diligence culture that is designed to protect and preserve capital. We believe that our flexibility in terms of meeting the needs of borrowers without compromising our standards on credit risk, our expertise, our intimate knowledge of the New York metropolitan area real estate market and our focus on newly originated first mortgage loans, has defined our success until now and should enable us to continue to achieve our objectives.

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

For the three month periods ended March 31, 2017 and 2016, the total amounts of $9,556,000 and $5,913,500, respectively, have been lent, offset by collections received from borrowers, under the commercial loans in the amounts of $9,107,000 and $7,808,990, respectively.

At March 31, 2017, we were committed to an additional $4,666,500 in construction loans that can be drawn by the borrowers when certain conditions are met.

To date, we have not experienced any defaults and none of the loans previously made have been non-collectable, although no assurances can be given that existing or future loans may not go into default or prove to be non-collectible in the future.

We satisfied all of the requirements to qualify as a REIT for federal income tax purposes and we qualified to be taxed as a REIT commencing with our taxable year ended December 31, 2014. In order to maintain our qualification as a REIT and avoid any excise tax on our net taxable income, we are required to distribute each year at least 90% of our taxable income to our shareholders on an annual basis. If we distribute less than 100% of our taxable income (but more than 90%), the undistributed portion will be taxed at the regular corporate income tax rates. As a REIT, we may also be subject to federal excise taxes and minimum state taxes.

Results of Operations

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Total revenue

Total revenues for the three month period ended March 31, 2017 were approximately $1,330,000 compared to approximately $1,105,000 for the three month period ended March 31, 2016, an increase of $225,000, or 20.4%. The increase in revenue was due to an increase in lending operations. For the three month period ended March 31, 2017, approximately $1,106,000 of our revenue represents interest income on secured commercial loans that we offer to small businesses compared to approximately $914,000 for the same period in 2016, and approximately $223,000 represents origination fees on such loans compared to approximately $190,000 for the same period in 2016. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for the three month period ended March 31, 2017 were approximately $232,000 compared to approximately $180,000 for the three month period ended March 31, 2016, an increase of $52,000, or 28.9%. The increase is primarily attributable to the issuance of senior secured notes (See Note 8 to the financial statements included elsewhere in this report) in order to increase our ability to make loans.

General and administrative costs

General and administrative expenses for the three month period ended March 31, 2017 were approximately $306,000 compared to approximately $228,000 for the three month period ended March 31, 2016, an increase of $78,000, or 34.2%. The increase is primarily attributable to a special bonus to officers as well as increases in payroll, accounting, meals and travel expenses, offset by a decrease in bank fees.

Net income

Net income for the three month period ended March 31, 2017 was approximately $791,000 compared to approximately $695,000 for the three month period ended March 31, 2016, an increase of $96,000, or 13.8%. This increase is primarily attributable to the increase in revenue, offset by the increase in operating expenses.

Liquidity and Capital Resources

At March 31, 2017, we had cash and cash equivalents of approximately $121,000 and working capital of approximately $19,832,000 compared to cash and cash equivalents of approximately $96,000 and working capital of approximately $20,250,000 at December 31, 2016. The decrease in working capital is primarily attributable to a decrease in short term loans.

For the three months ended March 31, 2017, net cash provided by operating activities was approximately $755,000, compared to approximately $711,000 for the three months ended March 31, 2016. The increase in net cash provided by operating activities primarily results from increases in net income and amortization of deferred financing costs, offset by an increase in interest receivable.

Net cash used in investing activities was $449,000 for the three months ended March 31, 2017, compared to approximately $1,894,000 net cash provided by investing activities for the three months ended March 31, 2016. Net cash used in investing activities for the three months ended March 31, 2017 consisted of the issuance of short term commercial loans in the amount of $9,556,000, offset by the collection of our commercial loans in the amount of $9,107,000. Net cash provided by investing activities for the three months ended March 31, 2016, consisted of the collection of our commercial loans in the amount of approximately $7,809,000, offset by the issuance of short term commercial loans in the amount of approximately $5,914,000 and purchase of fixed assets in the amount of approximately $1,000.

For the three months ended March 31, 2017, net cash used in financing activities was approximately $281,000, compared to approximately $2,651,000 for the three months ended March 31, 2016. Net cash used in financing activities for the three months ended March 31, 2017 reflects the dividend payment of approximately $814,000 and the cash restricted for reduction of the Webster Credit Line (as described below) in the amount of approximately $202,000, offset by the proceeds from the Webster Credit Line in the amount of approximately of $734,000. Net cash used in financing activities for the three months ended March 31, 2016 reflects the repayment of the Webster Credit Line in the amount of approximately of $1,171,000, the repayment of a short-term loan in the amount of $235,000, the cash restricted for reduction of the Webster Credit Line in the amount of approximately $465,000, the dividend payment of approximately $617,000 and the deferred financing costs in the amount of approximately $163,000 in connection with the issuance of senior secured notes.

On February 27, 2015, we entered into a Credit and Security Agreement with Webster pursuant to which we may borrow up to $14 million until February 27, 2018 against assignments of mortgages and other collateral. The Webster Credit Line provides for an interest rate of either LIBOR plus 4.75% or the base commercial lending rate of Webster plus 3.25% as chosen by us for each drawdown. The Webster Credit Line contains various covenants and restrictions, including limiting the amount that we can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans we make to our customers. We were in compliance with all covenants of the Webster Credit Line as of March 31, 2017. In addition, the Webster Credit Line also contains a cross default provision which will deem any default under any indebtedness owed by us or our subsidiary, MBC Funding II, as a default under the credit line. Mr. Assaf Ran, our Chief Executive Officer, has personally guaranteed all of our obligations to Webster. At March 31, 2017, the outstanding amount under the Webster Credit Line was $7,217,047. The interest rate on the amount outstanding fluctuates daily. The rate at March 31, 2017 was 5.73222%.

On April 25, 2016, MBC Funding II, our wholly owned subsidiary, completed an underwritten public offering of the Notes. We guaranteed MBC Funding II’s obligations under the Notes, which are secured by our pledge of 100% of the outstanding common shares of MBC Funding II we own. The gross proceeds to MBC Funding II from this offering were $6.0 million, and the net proceeds were approximately $5.2 million, after deducting the underwriting discounts and commissions and other offering expenses (See Notes 8 and 9 to the financial statements included elsewhere in this report). MBC Funding II utilized the proceeds to purchase a pool of mortgage loans from us, which we in turn used to pay down the Webster Credit Line.

On August 15, 2016, we completed a public offering of 672,269 common shares. In addition, the underwriter fully exercised its over-allotment option for an additional 100,840 common shares. The gross proceeds from the offering, including the exercise of the over-allotment option, were approximately $4.6 million and the net proceeds were approximately $4.2 million, after deducting our underwriting discounts and commissions and offering expenses. Net proceeds from this offering were used to increase our loan portfolio and for working capital and general corporate purposes.

On March 14, 2017, our Board of Directors authorized a share buy back program (the “Share Buy Back Program”), pursuant to which we may, from time to time, purchase up to 100,000 shares of our common stock. The Share Buy Back Program does not obligate the Company to purchase any shares and expires in 12 months. The authorization for the Share Buy Back Program may be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time. To date, we have not purchased any shares of our common stock pursuant to the Share Buy Back Program.

We anticipate that our current cash balances and the Webster Credit Line, as described above, together with our cash flows from operations will be sufficient to fund our operations for the next 12 months. However, we expect our working capital requirements to increase over the next 12 months as we continue to strive for growth.

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. EXHIBITS

Exhibit No.	Description

31.1	Chief Executive Officer Certification under Rule 13a-14

31.2	Chief Financial Officer Certification under Rule 13a-14

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350

101.INS	XBRL Instance Document

101.CAL	XBRL Taxonomy Extension Schema Document

101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Manhattan Bridge Capital, Inc. (Registrant)

Date: April 25, 2017	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: April 25, 2017	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

