Form 10-Q
period 2017-06-30
MANHATTAN BRIDGE CAPITAL, INC
filed 2017-07-27
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission File Number: 000-25991

MANHATTAN BRIDGE CAPITAL, INC.

(Exact name of registrant as specified in its charter)

New York	11-3474831
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

60 Cutter Mill Road, Great Neck, New York 11021

(Address of principal executive offices)

(516) 444-3400

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 27, 2017, the Issuer had a total of 8,101,934 shares of Common Stock, $.001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)	(audited)
Assets
Loans receivable	$41,241,820	$34,755,320
Interest receivable on loans	457,118	346,519
Cash and cash equivalents	125,030	96,299
Deferred financing costs	32,110	56,193
Investment in privately held company	25,000	35,000
Other assets	78,783	44,193
Total assets	$41,959,861	$35,333,524

Liabilities and Stockholders’ Equity
Liabilities:
Line of credit	$13,165,999	$6,482,848
Senior secured notes (net of deferred financing costs of $660,127 and $697,669, respectively)	5,339,873	5,302,331
Deferred origination fees	361,523	315,411
Accounts payable and accrued expenses	101,488	105,541
Other liabilities	25,000	—
Dividends payable	—	813,503
Total liabilities	18,993,883	13,019,634

Commitments and contingencies
Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; no shares issued	—	—
Common shares - $.001 par value; 25,000,000 authorized; 8,312,036 issued; 8,101,934 and 8,135,036 outstanding, respectively	8,312	8,312
Additional paid-in capital	23,140,546	23,134,013
Treasury stock, at cost – 210,102 and 177,000	(541,491)	(369,335)
Retained earnings (Accumulated deficit)	358,611	(459,100)
Total stockholders’ equity	22,965,978	22,313,890

Total liabilities and stockholders’ equity	$41,959,861	$35,333,524

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income from loans	$1,188,567	$973,934	$2,294,748	$1,888,243
Origination fees	212,334	191,959	435,759	382,240
Total Revenue	1,400,901	1,165,893	2,730,507	2,270,483

Operating costs and expenses:
Interest and amortization of debt service costs	277,651	208,750	509,233	388,300
Referral fees	841	1,894	2,201	3,262
General and administrative expenses	270,471	233,545	575,986	461,385
Total operating costs and expenses	548,963	444,189	1,087,420	852,947
Income from operations	851,938	721,704	1,643,087	1,417,536
Loss on write-down of investment in privately held company (Note 4)	(10,000)	(10,000)	(10,000)	(10,000)
Income before income tax expense	841,938	711,704	1,633,087	1,407,536
Income tax expense	(1,872)	(1,639)	(1,872)	(2,146)
Net income	$840,066	$710,065	$1,631,215	$1,405,390

Basic and diluted net income per common share outstanding:
—Basic	$0.10	$0.10	$0.20	$0.19
—Diluted	$0.10	$0.10	$0.20	$0.19

Weighted average number of common shares outstanding
—Basic	8,119,052	7,279,332	8,127,000	7,271,685
—Diluted	8,131,752	7,307,710	8,142,157	7,298,185

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net Income	$1,631,215	$1,405,390
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	61,625	39,433
Depreciation	2,186	1,778
Non cash compensation expense	6,532	6,794
Loss on write-down of investment in privately held company (Note 4)	10,000	10,000
Changes in operating assets and liabilities:
Interest receivable on loans	(110,599)	82,207
Other assets	(35,109)	(26,730)
Accounts payable and accrued expenses	(4,053)	(10,057)
Deferred origination fees	46,112	31,729
Other liabilities	25,000	—
Net cash provided by operating activities	1,632,909	1,540,544

Cash flows from investing activities:
Issuance of short term loans	(20,599,500)	(14,869,500)
Collections received from loans	14,113,000	13,639,670
Purchase of fixed assets	(1,666)	(1,499)
Net cash used in investing activities	(6,488,166)	(1,231,329)

Cash flows from financing activities:
Proceeds from (Repayments of) lines of credit, net	6,683,151	(2,351,510)
Dividend paid	(1,627,007)	(1,235,503)
Purchase of treasury shares	(172,156)	—
Repayments of short-term loans, net	—	(1,095,620)
Cash restricted for reduction of line of credit	—	(1,408,592)
Amount collected payable to joint venture partners	—	378,875
Proceeds from public offering, net	—	5,323,336
Proceeds from exercise of stock options and warrants	—	100,463
Net cash provided by (used in) financing activities	4,883,988	(288,551)

Net increase in cash and cash equivalents	28,731	20,664
Cash and cash equivalents, beginning of year	96,299	106,836
Cash and cash equivalents, end of period	$125,030	$127,500

Supplemental Cash Flow Information:
Taxes paid during the period	$1,872	$1,948
Interest paid during the period	$415,273	$348,443

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017

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

Deferred financing costs in connection with the Company’s Credit and Security Agreement with Webster Business Credit Corporation (“Webster”) pursuant to which it may borrow up to $15 million until February 27, 2022 (the “Webster Credit Line”), as discussed in Note 7, are presented as an asset in the balance sheet, in accordance with ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line of Credit Arrangements”. These costs are being amortized over three years, using the straight-line method.

2. RECENT TECHNICAL ACCOUNTING PRONOUNCEMENTS

In August 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - a consensus of the Emerging Issues Task Force.” The ASU amends ASC 230 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. For public companies that file with the SEC, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. For all entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

3. COMMERCIAL LOANS

Loans Receivable

The Company offers short-term secured non–banking loans to real estate investors (also known as hard money) to fund their acquisition and construction of properties located in the New York Metropolitan area. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the borrowers. The loans are generally for a term of one year. The loans are initially recorded, and carried thereafter, in the financial statements at cost. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term.

At June 30, 2017, we were committed to an additional $3,830,500 in construction loans that can be drawn by the borrowers when certain conditions are met.

At June 30, 2017, no one entity has loans outstanding representing more than 10% of the total balance of the loans outstanding. In addition, at June 30, 2017, the Company did not have any loans outstanding that were joint ventured with partners.

The Company generally grants loans for a term of one year. When a performing loan reaches its maturity, and the borrower requests an extension, we may extend the term of the loan beyond one year. Prior to granting an extension of any loan, we reevaluate the underlying collateral.

Credit Risk

Credit risk profile based on loan activity as of June 30, 2017:

Performing loans	Developers- Residential	Developers- Commercial	Developers- Mixed Used	Total outstanding loans
June 30, 2017	$37,796,820	$500,000	$2,945,000	$41,241,820

At June 30, 2017, the Company’s loans receivable includes loans in the amount of $345,000, $766,320 and $5,032,500 originally due in 2014, 2015 and 2016, respectively. In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans. Accordingly, at June 30, 2017, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof included in operations.

Subsequent to the balance sheet date, $1,610,000 of the loans receivable at June 30, 2017 were paid off.

4. Investment in Privately Held Company

The Company had an original investment in a privately held Israeli-based company in the amount of $100,000. The privately held company offers surgeons and radiologists the ability to detect cancer in real time. Due to the fact that the privately held company has experienced delays in executing its business plan, the Company determined to write down the value of its investment to $65,000 at December 31, 2013, to $50,000 at June 30, 2015, and to $35,000 at December 31, 2016. The Company further wrote down the value of its investment to $25,000 at June 30, 2017, resulting in a charge to the statement of operations of $10,000 for the three and six month periods ended June 30, 2017.

5. EARNINGS PER SHARE OF COMMON STOCK

Basic and diluted earnings per share are calculated in accordance with ASC 260, “Earnings Per Share”. Under ASC 260, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the potential dilution from the exercise of stock options and warrants for common shares using the treasury stock method. The numerator in calculating both basic and diluted earnings per common share for each period is the reported net income.

The denominator is based on the following weighted average number of common shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic	8,119,052	7,279,332	8,127,000	7,271,685
Incremental shares for assumed exercise of options	12,700	28,378	15,157	26,500
Diluted	8,131,752	7,307,710	8,142,157	7,298,185

For the three and six month periods ended June 30, 2017, 31,331 and 28,874, stock options and warrants were not included in the diluted earnings per share calculation, respectively, because their effect would have been anti-dilutive.

For the three and six month periods ended June 30, 2016, 99,341 and 101,219, stock options and warrants were not included in the diluted earnings per share calculation, respectively, because their effect would have been anti-dilutive.

6. STOCK – BASED COMPENSATION

The Company measures and recognizes compensation awards for all stock option grants made to employees and directors, based on their fair value in accordance with ASC 718, “Compensation - Stock Compensation”, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. The cost will be recognized over the service period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 718 and ASC 505-50, “Equity Based Payment to Non-Employees”. All transactions with non-employees, in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more appropriately measurable.

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

Share based compensation expense recognized under ASC 718 for the three and six months ended June 30, 2017 was $3,266 and $6,532, respectively. Share based compensation expense recognized under ASC 718 for the three and six months ended June 30, 2016 was $3,397 and $6,794, respectively. The share based compensation expense primarily represents the amortization of the fair value of 1,000,000 restricted shares granted to the Company’s Chief Executive Officer on September 9, 2011 of $195,968, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value will be amortized over 15 years.

The following summarizes stock option activity for the six month period ended June 30, 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	28,000	$2.10
Granted	—	—
Exercised	—	—
Forfeited or expired	(7,000)	1.02
Outstanding at June 30, 2017	21,000	$2.46	1.67	$15,547
Vested and exercisable at June 30, 2017	21,000	$2.46	1.67	$15,547

On July 31, 2014, in connection with the Company’s public offering in July 2014, the Company issued warrants to purchase up to 87,719 common shares, with an exercise price of $3.5625 per common share, to the representative of the underwriters of the offering (the “July 2014 Representative Warrants”). These warrants are exercisable at any time, and from time to time, in whole or in part, commencing on July 28, 2015 and expire on July 28, 2019. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $42,224. At June 30, 2017, July 2014 Representative Warrants to purchase up to 4,000 common shares were outstanding.

On May 29, 2015, in connection with the Company’s public offering in May 2015, the Company issued warrants to purchase up to 50,750 common shares, with an exercise price of $5.4875 per common share, to the representative of the underwriters of the offering (the “May 2015 Rep Warrants”). These warrants are exercisable at any time, and from time to time, in whole or in part, commencing on May 22, 2016 and expire on May 22, 2020. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $54,928. At June 30, 2017, May 2015 Rep Warrants to purchase up to 19,031 common shares were outstanding.

On August 15, 2016, in connection with the Shelf Takedown (defined below), the Company issued warrants to purchase up to 33,612 common shares, with an exercise price of $7.4375 per common share, to the representative of the underwriters of the offering (the “August 2016 Rep Warrants”). The warrants are exercisable at any time, and from time to time, in whole or in part, commencing on August 9, 2017 and expire on August 9, 2021. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $47,020. At June 30, 2017, all of the August 2016 Rep Warrants were outstanding.

7. LINE OF CREDIT

On February 27, 2015, the Company entered into the Credit and Security Agreement with Webster. The Webster Credit Line provided for an interest rate (until amended – as described below) of either LIBOR plus 4.75% or the base commercial lending rate of Webster plus 3.25% as chosen by the Company for each drawdown. The Webster Credit Line contains various covenants and restrictions including, among other covenants and restrictions, limiting the amount that the Company can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans the Company makes to its customers, limiting the Company’s ability to pay dividends under certain circumstances, and limiting the Company’s ability to repurchase its common shares, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates. In addition, the Webster Credit Line also contains a cross default provision which will deem any default under any indebtedness owed by us or our subsidiary, MBC Funding II, as a default under the credit line. Mr. Assaf Ran, the Company’s President and Chief Executive Officer, has personally guaranteed all of the Company’s obligations to Webster.

Total costs to establish the Webster Credit Line were approximately $144,000. These costs are being amortized over three years, using the straight-line method. The amortization costs for each of the six months ended June 30, 2017 and 2016 were $24,083.

At June 30, 2017, the outstanding amount under the Webster Credit Line was $13,165,999. The interest rate on the amount outstanding fluctuates daily. The rate for June 30, 2017 was 5.97611%.

Effective July 7, 2017, the Company entered into Amendment No. 3 to Credit and Security Agreement and Amendment No. 1 to Guaranty Agreement (the “Amendment”), with Webster. In conjunction with the execution of the Amendment, the Company also entered into an Amended and Restated Revolving Credit Note (the “Amended Note”), and Amendment No. 3 Fee Letter (the “Fee Letter”), each dated July 7, 2017, with Webster. Pursuant to the terms of the Amendment, the Webster Credit Line was increased by $1 million to $15 million in the aggregate, with an option, at the discretion of Webster, to increase the Webster Credit Line to $20 million in the aggregate. The term of the Webster Credit Line was extended to February 28, 2021, unless sooner terminated, and contains a provision that permits a Company option for a further extension of the Webster Credit Line until February 28, 2022, subject to Webster’s consent. Pursuant to the terms of the Amendment, the terms of the personal guaranty provided by Mr. Ran were amended such that the potential sums owed under Mr. Ran’s personal guaranty will not exceed the sum of $500,000 plus any costs relating to the enforcement of the personal guaranty.

In addition, the interest rates relating to the Webster Credit Line were amended such that the interest rates now equal (i) LIBOR plus 3.75% plus the 0.5% Agency Fee (as hereinafter defined) or (ii) a Base Rate (as defined in the Credit and Security Agreement) plus 2.25% plus the 0.5% Agency Fee, as chosen by the Company for each drawdown. Finally, the Amendment provides that the Company shall not permit mortgage loans that are outstanding more than 24 months after their origination date to comprise more than 17.5% of their total portfolio of mortgage loans at any time. Pursuant to the terms of the Fee Letter, the Company agreed to pay Webster an agency fee equal to 0.5% per annum (the “Agency Fee”) on the actual principal amount of advances outstanding during any month, as well as a $15,000 syndication fee.

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

9. PUBLIC OFFERING

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

11. RECLASSIFICATIONS

During the quarter ended June 30, 2017, management determined to adopt an unclassified balance sheet format for financial statement reporting purposes in order to be consistent with common practice in the Real Estate Investment Trust (REIT) industry. Certain reclassifications have been made to the classified balance sheet as of December 31, 2016 to conform to the current period’s presentation.

********

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

The properties securing the loans are generally classified as residential or commercial real estate and, typically, are not income producing. Each loan is secured by a first mortgage lien on real estate. In addition, each loan is personally guaranteed by the principal(s) of the borrower, which guarantee may be collaterally secured by a pledge of the guarantor’s interest in the borrower. The face amount of the loans we originate historically ranged from $14,000 to a maximum of $2 million. Our lending policy limits the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $2 million. Our loans typically have a maximum initial term of 12 months bearing interest at a fixed rate of 11% to 14% per year. In addition, we usually receive origination fees or “points” ranging from 0% to 3% of the original principal amount of the loan as well as other fees relating to underwriting and funding the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser) and in the case of construction financing, it is typically up to 80% of construction costs.

Since commencing this business in 2007, we have made over 550 loans and never foreclosed on a property. In addition, none of our loans have ever gone into default, although sometimes we have renewed or extended our loans to enable the borrower to avoid premature sale or refinancing of the property. When we renew or extend a loan we receive additional “points” and other fees.

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

For the six month periods ended June 30, 2017 and 2016, the total amounts of $20,599,500 and $14,869,500, respectively, have been lent, offset by collections received from borrowers, under our commercial loans of $14,113,000 and $13,639,670, respectively.

At June 30, 2017, we were committed to an additional $3,830,500 in construction loans that can be drawn by the borrowers when certain conditions are met.

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

Results of Operations

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

Revenue

Total revenues for the three month period ended June 30, 2017 were approximately $1,401,000 compared to approximately $1,166,000 for the three month period ended June 30, 2016, an increase of $235,000, or 20.2%. The increase in revenue represents an increase in lending operations. For the three month periods ended June 30, 2017 and 2016, approximately $1,189,000 and $974,000, respectively, of our revenues were attributable to interest income on the secured commercial loans that we offer to small businesses, and approximately $212,000 and $192,000, respectively, of our revenues were attributable to origination fees on such loans. Our loans are principally secured by collateral consisting of real property and, generally, accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of debt service costs

Interest and amortization of debt service costs for the three month period ended June 30, 2017 were approximately $278,000 compared to approximately $209,000 for the three month period ended June 30, 2016, an increase of $69,000, or 33.0%. The increase in interest and amortization of debt service costs was primarily attributable to the use of the Webster Credit Line and the issuance of the senior secured Notes (See Notes 7 and 8 to the financial statements included elsewhere in this report) in order to increase our ability to make loans.

General and administrative expenses

General and administrative expenses for the three month period ended June 30, 2017 were approximately $270,000 compared to approximately $234,000 for the three month period ended June 30, 2016, an increase of $36,000, or 15.4%. The increase is primarily attributable to increases in payroll expenses and bank fees.

Write-down of investment in privately held company

Write-down of investment in privately held company for each of the three month periods ended June 30, 2017 and 2016 was $10,000. We wrote down the value of our investment in a privately held company due to the fact that it has experienced delays in executing its business plan (See Note 4 to the financial statements included elsewhere in this report).

Net income

Net income for the three month period ended June 30, 2017 was approximately $840,000 compared to approximately $710,000 for the three month period ended June 30, 2016, an increase of $130,000, or 18.3%. The increase is primarily attributable to the increase in revenue, offset by the increase in operating expenses.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

Revenue

Total revenues for the six month period ended June 30, 2017 were approximately $2,731,000 compared to approximately $2,270,000 for the six month period ended June 30, 2016, an increase of $461,000, or 20.3%. The increase in revenue represents an increase in lending operations. For the six month periods ended June 30, 2017 and 2016, revenues of approximately $2,295,000 and $1,888,000, respectively, were attributable to interest income on secured commercial loans that we offer to small businesses, and approximately $436,000 and $382,000, respectively, were attributable to origination fees on such loans. Our loans are principally secured by collateral consisting of real property and, generally, accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of debt service costs

Interest and amortization of debt service costs for the six month period ended June 30, 2017 were approximately $509,000 compared to approximately $388,000 for the six month period ended June 30, 2016, an increase of $121,000, or 31.2%. The increase in interest and amortization of debt service costs was primarily attributable to the use of the Webster Credit Line and the issuance of the senior secured Notes (See Notes 7 and 8 to the financial statements included elsewhere in this report) in order to increase our ability to make loans.

General and administrative expense

General and administrative expenses for the six month period ended June 30, 2017 were approximately $576,000 compared to approximately $461,000 for the six month period ended June 30, 2016, an increase of $115,000, or 24.9%. The increase is primarily attributable to a special bonus to officers as well as increases in payroll and travel expenses.

Write-down of investment in privately held company

Write-down of investment in privately held company for each of the six month periods ended June 30, 2017 and 2016 was $10,000. We wrote down the value of our investment in a privately held company due to the fact that it has experienced delays in executing its business plan (See Note 4 to the financial statements included elsewhere in this report).

Net income

Net income for the six month period ended June 30, 2017 was approximately $1,631,000 compared to approximately $1,405,000 for the six month period ended June 30, 2016, an increase of $226,000, or 16.1%. The increase is primarily attributable to the increase in revenue, offset by the increase in operating expenses.

Liquidity and Capital Resources

At June 30, 2017, we had cash and cash equivalents of approximately $125,000 compared to cash and cash equivalents of approximately $96,000 at December 31, 2016.

For the six month periods ended June 30, 2017 and 2016, net cash provided by operating activities was approximately $1.6 million and $1.5 million, respectively. The increase in net cash provided by operating activities primarily results from an increase in net income and amortization of deferred financing costs, offset by an increase in interest receivable on loans.

Net cash used in investing activities was approximately $6.5 million for the six month period ended June 30, 2017, compared to approximately $1.2 million for the same period ended June 30, 2016. Net cash used in investing activities for the six month period ended June 30, 2017 consisted of the issuance of our short term commercial loans of approximately $20.6 million, offset by collection of these loans of approximately $14.1 million. In the period ended June 30, 2016, net cash used in investing activities consisted of the issuance of our short term commercial loans of approximately $14.9 million, offset by collection of these loans of approximately $13.6 million.

Net cash provided by financing activities for the six month period ended June 30, 2017 was approximately $4.9 million, compared to approximately $289,000 used in financing activities for the six month period ended June 30, 2016. Net cash provided by financing activities for the six month period ended June 30, 2017 reflects the proceeds from the Webster Credit Line of approximately $6.7 million, offset by the dividend payment of approximately $1.6 million and the purchase of treasury shares of approximately $172,000. In the period ended June 30, 2016, net cash used in financing activities reflects the repayment of the Webster Credit Line of approximately of $2.4 million, cash restricted for reduction of the Webster Credit Line in the amount of approximately $1.4 million, the dividend payment of approximately $1.2 million and the repayment of short term loans of approximately $1.1 million, offset by the net proceeds from the public offering of approximately $5.3 million, the payable to our joint venture partners of approximately $379,000 and the proceeds from the exercise of warrants of approximately $100,000.

On February 27, 2015, we entered into a Credit and Security Agreement with Webster pursuant to which we could initially borrow up to $14 million until February 27, 2018 against assignments of mortgages and other collateral. Until July 17, 2017, the Webster Credit Line provided for an interest rate of either LIBOR plus 4.75% or the base commercial lending rate of Webster plus 3.25% as chosen by us for each drawdown. The Webster Credit Line contains various covenants and restrictions, including limiting the amount that we can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans we make to our customers. We were in compliance with all covenants of the Webster Credit Line as of June 30, 2017. In addition, the Webster Credit Line also contains a cross default provision which will deem any default under any indebtedness owed by us or our subsidiary, MBC Funding II, as a default under the credit line. Mr. Assaf Ran, our Chief Executive Officer, has personally guaranteed all of our obligations to Webster. At June 30, 2017, the outstanding amount under the Webster Credit Line was $13,165,999. The interest rate on the amount outstanding fluctuates daily. The rate for June 30, 2017 was 5.97611%.

Effective July 7, 2017, we entered into the Amendment with Webster. In conjunction with the execution of the Amendment, the Company also entered into Restated Note and the Fee Letter, each dated July 7, 2017, with Webster. Pursuant to the terms of the Amendment, the Webster Credit Line was increased by $1 million to $15 million in the aggregate, with an option, at the discretion of Webster, to increase the Webster Credit Line to $20 million in the aggregate. The term of the Webster Credit Line was extended to February 28, 2021, unless sooner terminated, and contains a provision that permits a Company option for a further extension of the Webster Credit Line until February 28, 2022, subject to Webster’s consent. Pursuant to the terms of the Amendment, the terms of the personal guaranty provided by Mr. Ran were amended such that the potential sums owed under Mr. Ran’s personal guaranty will not exceed the sum of $500,000 plus any costs relating to the enforcement of the personal guaranty.

In addition, the interest rates relating to the Webster Credit Line were amended such that the interest rates now equal (i) LIBOR plus 3.75% plus the 0.5% Agency Fee or (ii) a Base Rate (as defined in the Credit and Security Agreement) plus 2.25% plus the 0.5% Agency Fee, as chosen by the Company for each drawdown. Finally, the Amendment provides that the Company shall not permit mortgage loans that are outstanding more than 24 months after their origination date to comprise more than 17.5% of their total portfolio of mortgage loans at any time. Pursuant to the terms of the Fee Letter, the Company agreed to pay Webster an agency fee equal to 0.5% per annum on the actual principal amount of advances outstanding during any month, as well as a $15,000 syndication fee.

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

On March 14, 2017, our Board of Directors authorized a share buy back program (the “Share Buy Back Program”), pursuant to which we may, from time to time, purchase up to 100,000 shares of our common stock. The Share Buy Back Program does not obligate the Company to purchase any shares and expires in 12 months. The authorization for the Share Buy Back Program may be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time. To date, we have purchased 33,102 shares of the Company’s common stock for an aggregate of $172,156 pursuant to the Share Buy Back Program.

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

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2017, the Company adopted the Share Buy Back Program for the repurchase of up to 100,000 shares of the Company’s common stock. As set forth in the table below, during the quarter ended June 30, 2017, the Company repurchased 33,102 shares of the Company’s common stock under the stock buy-back program at an aggregate cost of $172,156.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2017	6,160	$5.34	6,160	93,840
May 1-31, 2017	11,840	$5.31	11,840	82,000
June 1-30, 2017	15,102	$5.05	15,102	66,898
Total	33,102	$5.20	33,102	66,898

Item 6. EXHIBITS

Exhibit No.	Description

10.1	Amendment No. 3 to Credit and Security Agreement and Amendment No. 1 to Guaranty Agreement, effective July 7, 2017, among Manhattan Bridge Capital, Inc. Assaf Ran and Webster Business Credit Corporation (1)

10.2	Amendment No. 3 Fee Letter, dated July 7, 2017, between Manhattan Bridge Capital, Inc. and Webster Business Credit Corporation (1)

10.3	Amended and Restated Revolving Credit Note, dated July 7, 2017, executed by Manhattan Bridge Capital, Inc. (1)

31.1	Chief Executive Officer Certification under Rule 13a-14

31.2	Chief Financial Officer Certification under Rule 13a-14

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350

101.INS	XBRL Instance Document

101.CAL	XBRL Taxonomy Extension Schema Document

101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

(1) Previously filed as exhibit to Form 8-K on July 13, 2017 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Manhattan Bridge Capital, Inc. (Registrant)

Date: July 27, 2017	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: July 27, 2017	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

