Form 10-Q
period 2017-09-30
MANHATTAN BRIDGE CAPITAL, INC
filed 2017-10-19
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________________ to _________________________________

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

As of October 19, 2017, the registrant had a total of 8,108,934 shares of Common Stock, $.001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)	(audited)
Assets
Loans receivable	$44,419,950	$34,755,320
Interest receivable on loans	508,342	346,519
Cash and cash equivalents	112,184	96,299
Deferred financing costs	60,250	56,193
Investment in privately held company	15,000	35,000
Other assets	58,384	44,193
Total assets	$45,174,110	$35,333,524
Liabilities and Stockholders’ Equity
Liabilities:
Line of credit	$16,174,495	$6,482,848
Senior secured notes (net of deferred financing costs of $641,355 and $697,669, respectively)	5,358,645	5,302,331
Deferred origination fees	390,743	315,411
Accounts payable and accrued expenses	130,270	105,541
Dividends payable	-	813,503
Total liabilities	22,054,153	13,019,634
Commitments and contingencies
Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 authorized; none issued	-	-
Common shares - $.001 par value; 25,000,000 authorized; 8,319,036 and 8,312,036 issued; 8,108,934 and 8,135,036 outstanding, respectively	8,319	8,312
Additional paid-in capital	23,164,245	23,134,013
Treasury stock, at cost – 210,102 and 177,000 shares, respectively	(541,491)	(369,335)
Retained earnings (Accumulated deficit)	488,884	(459,100)
Total stockholders’ equity	23,119,957	22,313,890
Total liabilities and stockholders’ equity	$45,174,110	$35,333,524

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income from loans	$1,351,788	$960,274	$3,646,535	$2,848,516
Origination fees	239,675	208,951	675,434	591,191
Total revenue	1,591,463	1,169,225	4,321,969	3,439,707

Operating costs and expenses:
Interest and amortization of debt service costs	352,359	205,449	861,591	593,749
Referral fees	750	2,263	2,951	5,525
General and administrative expenses	266,534	236,972	842,520	698,356
Total operating costs and expenses	619,643	444,684	1,707,062	1,297,630
Income from operations	971,820	724,541	2,614,907	2,142,077
Loss on write-down of investment in privately held company (Note 4)	(10,000)	-	(20,000)	(10,000)
Income before income tax expense	961,820	724,541	2,594,907	2,132,077
Income tax expense	(1,099)	-	(2,971)	(2,146)
Net income	$960,721	$724,541	$2,591,936	$2,129,931

Basic and diluted net income per common share outstanding:
-Basic	$0.12	$0.10	$0.32	$0.29
-Diluted	$0.12	$0.10	$0.32	$0.29

Weighted average number of common shares outstanding
-Basic	8,106,499	7,598,626	8,120,091	7,407,787
-Diluted	8,117,151	7,623,635	8,131,400	7,426,165

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months
	Ended September 30,
	2017	2016
Cash flows from operating activities:
Net Income	$2,591,936	$2,129,931
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	95,378	51,474
Depreciation	3,398	2,752
Non cash compensation expense	9,798	10,192
Loss on write-down of investment in privately held company (Note 4)	20,000	10,000
Changes in operating assets and liabilities:
Interest receivable on loans	(161,823)	78,234
Other assets	(15,922)	(16,809)
Accounts payable and accrued expenses	24,730	(27,702)
Deferred origination fees	75,332	64,879
Net cash provided by operating activities	2,642,827	2,302,951

Cash flows from investing activities:
Issuance of short term loans	(30,314,500)	(24,299,500)
Collections received from loans	20,649,870	23,671,720
Purchase of fixed assets	(1,666)	(3,019)
Net cash used in investing activities	(9,666,296)	(630,799)

Cash flows from financing activities:
Proceeds from (repayments of) line of credit, net	9,691,647	(7,558,044)
Repayments of short-term loans, net	-	(1,095,620)
Cash restricted for reduction of line of credit	-	(919,352)
Proceeds from public offerings, net	-	9,539,347
Deferred financing costs	(43,122)	-
Proceeds from exercise of stock options and warrants	20,440	305,004
Purchase of treasury shares	(172,156)	-
Dividends paid	(2,457,455)	(1,891,804)
Net cash provided by (used in) financing activities	7,039,354	(1,620,469)

Net increase in cash and cash equivalents	15,885	51,683
Cash and cash equivalents, beginning of period	96,299	106,836
Cash and cash equivalents, end of period	$112,184	$158,519

Supplemental Cash Flow Information:
Taxes paid during the period	$2,971	$1,948
Interest paid during the period	$713,428	$546,015

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

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

Deferred financing costs in connection with the Company’s Credit and Security Agreement with Webster Business Credit Corporation (“Webster”) as well as the Amended and Restated Credit and Security Agreement (“Amended Credit Agreement”) with Webster and Flushing Bank (“Flushing”), pursuant to which the Company may borrow up to $20 million (the “Webster Credit Line”), as discussed in Note 7, are presented as an asset in the balance sheet, in accordance with ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line of Credit Arrangements”. These costs are being amortized over the term of the respective agreement, using the straight-line method.

2. RECENT TECHNICAL ACCOUNTING PRONOUNCEMENTS

In November 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash - a consensus of the FASB Emerging Issues Task Force.” The ASU requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. For public companies that file with the SEC, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The ASU expands the activities that qualify for hedge accounting and simplifies the rules for reporting hedging transactions. For public companies that file with the SEC, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

3. COMMERCIAL LOANS

Loans Receivable

The Company offers short-term secured non–banking loans to real estate investors (also known as hard money) to fund their acquisition and construction of properties located in the New York Metropolitan area. The loans are principally secured by collateral consisting of first mortgage positions on real estate properties and, generally, accompanied by personal guarantees from the principals of the borrowers. The loans are generally for a term of one year. The loans are initially recorded, and carried thereafter, in the financial statements at cost. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term.

At September 30, 2017, we were committed to an additional $5,345,500 in construction loans that can be drawn by the borrowers when certain conditions are met.

At September 30, 2017, no one entity has loans outstanding representing more than 10% of the total balance of the loans outstanding.

The Company generally grants loans for a term of one year. When a performing loan reaches its maturity, and the borrower requests an extension, we may extend the term of the loan beyond one year. Prior to granting an extension of any loan, we reevaluate the underlying collateral.

Credit Risk

Credit risk profile based on loan activity as of September 30, 2017:

Performing loans	Developers- Residential	Developers- Commercial	Developers- Mixed Used	Total outstanding loans
September 30, 2017	$40,659,950	$750,000	$3,010,000	$44,419,950

At September 30, 2017, the Company’s loans receivable includes loans in the amount of $345,000, $412,450 and $4,112,500 originally due in 2014, 2015 and 2016, respectively. In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans. Accordingly, at September 30, 2017, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof included in operations.

Subsequent to the balance sheet date, $1,343,450 of the loans receivable at September 30, 2017 were paid off.

4. Investment in Privately Held Company

The Company had an original investment in a privately held Israeli-based company in the amount of $100,000. The privately held company offers surgeons and radiologists the ability to detect cancer in real time. Due to the fact that the privately held company has experienced delays in executing its business plan, the Company determined to write down the value of its investment to $65,000 at December 31, 2013, to $50,000 at June 30, 2015, and to $35,000 at December 31, 2016. The Company further wrote down the value of its investment to $25,000 at June 30, 2017 and to $15,000 at September 30, 2017, resulting in a charge to the statement of operations of $10,000 and $20,000, respectively, for the three and nine month periods ended September 30, 2017.

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

The denominator is based on the following weighted average number of common shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic	8,106,499	7,598,626	8,120,091	7,407,787
Incremental shares for assumed conversion of options	10,652	25,009	11,309	18,378
Diluted	8,117,151	7,623,635	8,131,400	7,426,165

For the three and nine month periods ended September 30, 2017, 59,991 and 59,334, exercisable stock options and warrants were not included in the diluted earnings per share calculation, respectively, because their effect would have been anti-dilutive.

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

Share based compensation expense recognized under ASC 718 for the three and nine months ended September 30, 2017 were $3,266 and $9,798, respectively. Share based compensation expense recognized under ASC 718 for the three and nine months ended September 30, 2016 were $3,397 and $10,192, respectively. The share based compensation expense primarily represents the amortization of the fair value of 1,000,000 restricted shares granted to the Company’s Chief Executive Officer on September 9, 2011 of $195,968, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value will be amortized over 15 years.

The following summarizes stock option activity for the nine month period ended September 30, 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	28,000	$2.10
Granted	-	-
Exercised	(7,000)	2.92
Forfeited or expired	(7,000)	1.02
Outstanding at September 30, 2017	14,000	$2.23	1.25	$10,513
Vested and exercisable at September 30, 2017	14,000	$2.23	1.25	$10,513

On July 31, 2014, in connection with the Company’s public offering in July 2014, the Company issued warrants to purchase up to 87,719 common shares, with an exercise price of $3.5625 per common share, to the representative of the underwriters of the offering (the “July 2014 Representative Warrants”). These warrants are exercisable at any time, and from time to time, in whole or in part, commencing on July 28, 2015 and expire on July 28, 2019. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $42,224. At September 30, 2017, July 2014 Representative Warrants to purchase up to 4,000 common shares were outstanding.

On May 29, 2015, in connection with the Company’s public offering in May 2015, the Company issued warrants to purchase up to 50,750 common shares, with an exercise price of $5.4875 per common share, to the representative of the underwriters of the offering (the “May 2015 Rep Warrants”). These warrants are exercisable at any time, and from time to time, in whole or in part, commencing on May 22, 2016 and expire on May 22, 2020. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $54,928. At September 30, 2017, May 2015 Rep Warrants to purchase up to 19,031 common shares were outstanding.

On August 15, 2016, in connection with the Shelf Takedown (defined below), the Company issued warrants to purchase up to 33,612 common shares, with an exercise price of $7.4375 per common share, to the representative of the underwriters of the offering (the “August 2016 Rep Warrants”). The warrants are exercisable at any time, and from time to time, in whole or in part, commencing on August 9, 2017 and expire on August 9, 2021. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $47,020. At September 30, 2017, all of the August 2016 Rep Warrants were outstanding.

7. LOANS AND LINE OF CREDIT

Line of Credit

On February 27, 2015, the Company entered into the Credit and Security Agreement with Webster. The Webster Credit Line provided for an interest rate (until amended – as described below) of either LIBOR plus 4.75% or the base commercial lending rate of Webster plus 3.25% as chosen by the Company for each drawdown. The Webster Credit Line contains various covenants and restrictions including, among other covenants and restrictions, limiting the amount that the Company can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans the Company makes to its customers, limiting the Company’s ability to pay dividends under certain circumstances, and limiting the Company’s ability to repurchase its common shares, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates. In addition, the Webster Credit Line also contains a cross default provision which will deem any default under any indebtedness owed by us or our subsidiary, MBC Funding II, as a default under the credit line. Mr. Assaf Ran, the Company’s President and Chief Executive Officer, had personally guaranteed all of the Company’s obligations to Webster.

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

On August 8, 2017, the Company entered into the Amended Credit Agreement with Webster and Flushing. In conjunction with the execution of the Amended Credit Agreement, the Company also entered into a Revolving Credit Note in the principal aggregate amount of $5 million with Flushing (the “Flushing Note”) and an Amended and Restated Fee Letter (the “Amended Fee Letter”) with Webster, each dated August 8, 2017.

Pursuant to the terms of the Amended Credit Agreement, the Company’s existing Webster Credit Line was amended to include Flushing as an additional lender, as well as increased the funds available under the Webster Credit Line by $5 million, to $20 million in the aggregate. The Amended Credit Agreement was further amended and restated to incorporate previously reported amendments. In addition, Mr. Ran executed an Amended and Restated Guaranty, which was restated to include previously reported amendments. Finally, the Company executed the Amended Fee Letter which incorporated previously reported amendments.

The Company was in compliance with all covenants of the Webster Credit Line as of September 30, 2017. At September 30, 2017, the outstanding amount under the Webster Credit Line was $16,174,495. The interest rate on the amount outstanding fluctuates daily. The rate, including the 0.5% Agency Fee, for September 30, 2017 was 5.485%.

Total costs to establish the Webster Credit Line were approximately $144,000, and the total costs to amend the Webster Credit Line were approximately $43,000. These costs are being amortized over the term of the respective agreement, using the straight-line method. The amortization costs for the nine months ended September 30, 2017 and 2016 were $39,064 and $36,124, respectively.

Short-term Loans

During the third quarter of 2017, Mr. Ran, the CEO of the Company, made two bridge loans to the Company in the aggregate amount of $860,000, at an interest rate of 6%, per annum. As of August 8, 2017, both loans were repaid in full. The interest expense for these loans amounted to an aggregate of $923 for the quarter ended September 30, 2017.

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

9. PUBLIC OFFERING

As mentioned above, on April 25, 2016, MBC Funding II completed a firm commitment underwritten public offering of the Notes. The Company guaranteed MBC Funding II’s obligations under the Notes, which are secured by a pledge by the Company of 100% of the outstanding common shares of MBC Funding II it owns. The gross proceeds to MBC Funding II from this offering were $6,000,000, and the net proceeds were approximately $5,200,000, after deducting the underwriting discounts and commissions and other offering expenses. MBC Funding II utilized the proceeds to purchase a pool of mortgage loans from MBC, which the Company in turn used to pay down the Webster Credit Line (see Note 7). The Company’s Chief Executive Officer and Chief Financial Officer also serve as the Chief Executive Officer and Chief Financial Officer, respectively, of MBC Funding II. In connection with the initial public offering of MBC Funding II, MBC Funding II’s Chief Executive Officer purchased approximately $594,000 of the senior secured Notes and MBC Funding II’s Chief Financial Officer purchased approximately $38,000 of the senior secured Notes. Subsequent to the offering, MBC Funding II’s Chief Financial Officer purchased an additional $70,000 of the senior secured Notes.

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

Since commencing this business in 2007, we have made over 570 loans and never foreclosed on a property. In addition, none of our loans have ever gone into default, although sometimes we have renewed or extended our loans to enable the borrower to avoid premature sale or refinancing of the property. When we renew or extend a loan we receive additional “points” and other fees.

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

For the nine month periods ended September 30, 2017 and 2016 the total amounts of $30,314,500 and $24,299,500 have been lent, respectively, offset by collections received from borrowers, under our commercial loans in the amount of $20,649,870 and $23,671,720, respectively.

At September 30, 2017, we were committed to an additional $5,345,500 in construction loans that can be drawn by the borrowers when certain conditions are met.

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

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Revenue

Total revenues for the three month period ended September 30, 2017 were approximately $1,591,000 compared to approximately $1,169,000 for the three month period ended September 30, 2016, an increase of $422,000, or 36.1%. The increase in revenue represents an increase in lending operations. For the three month periods ended September 30, 2017 and 2016, approximately $1,352,000 and $960,000, respectively, of our revenues were attributable to interest income on the secured commercial loans that we offer to small businesses, and approximately $240,000 and $209,000, respectively, of our revenues were attributable to origination fees on such loans. Our loans are principally secured by collateral consisting of real property and, generally, accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of debt service costs

Interest and amortization of debt service costs for the three month period ended September 30, 2017 was approximately $352,000 compared to approximately $205,000 for the three month period ended September 30, 2016, an increase of $147,000, or 71.7%. The increase in interest and amortization of debt service costs was primarily attributable to the use of the Webster Credit Line and the issuance of the senior secured Notes (See Notes 7 and 8 to the financial statements included elsewhere in this report) in order to increase our ability to make loans.

General and administrative expenses

General and administrative expenses for the three month period ended September 30, 2017 were approximately $267,000 compared to approximately $237,000 for the three month period ended September 30, 2016, an increase of $30,000, or 12.7%. The increase is primarily attributable to increases in travel, meals and payroll expenses, offset by a decrease in bank fees.

Write-down of investment in privately held company

Write-down of investment in privately held company for the three month periods ended September 30, 2017 and 2016 was $10,000 and $0, respectively. We wrote down the value of our investment in a privately held company due to the fact that it has experienced delays in executing its business plan (See Note 4 to the financial statements included elsewhere in this report).

Net income

Net income for the three month period ended September 30, 2017 was approximately $961,000 compared to approximately $725,000 for the three month period ended September 30, 2016, an increase of $236,000, or 32.6%. The increase is primarily attributable to the increase in revenue, offset by the increase in interest and amortization of debt service costs.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Revenue

Total revenues for the nine month period ended September 30, 2017 were approximately $4,322,000 compared to approximately $3,440,000 for the nine month period ended September 30, 2016, an increase of $882,000, or 25.6%. The increase in revenue represents an increase in lending operations. For the nine month periods ended September 30, 2017 and 2016, revenues of approximately $3,647,000 and $2,849,000, respectively, were attributable to interest income on the secured commercial loans that we offer to small businesses, and approximately $675,000 and $591,000, respectively, were attributable to origination fees on such loans. Our loans are principally secured by collateral consisting of real property and, generally, accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of debt service costs

Interest and amortization of debt service costs for the nine month period ended September 30, 2017 were approximately $862,000 compared to approximately $594,000 for the nine month period ended September 30, 2016, an increase of $268,000, or 45.1%. The increase in interest and amortization of debt service costs was primarily attributable to the use of the Webster Credit Line and the issuance of the senior secured Notes (See Notes 7 and 8 to the financial statements included elsewhere in this report) in order to increase our ability to make loans.

General and administrative expenses

General and administrative expenses for the nine month period ended September 30, 2017 were approximately $843,000 compared to approximately $698,000 for the nine month period ended September 30, 2016, an increase of $145,000, or 20.8%. The increase is primarily attributable to bonuses to officers as well as increases in travel, meals and payroll expenses.

Write-down of investment in privately held company

Write-down of investment in privately held company for the nine month periods ended September 30, 2017 and 2016 was $20,000 and $10,000, respectively. We wrote down the value of our investment in a privately held company due to the fact that it has experienced delays in executing its business plan. (See Note 4 to the financial statements included elsewhere in this report).

Net Income

Net income for the nine month period ended September 30, 2017 was approximately $2,592,000 compared to approximately $2,130,000 for the nine month period ended September 30, 2016, an increase of $462,000, or 21.7%. The increase is primarily attributable to the increase in revenue, offset by the increase in operating costs.

Liquidity and Capital Resources

At September 30, 2017, we had cash and cash equivalents of approximately $112,000 compared to cash and cash equivalents of approximately $96,000 at December 31, 2016.

For the nine month periods ended September 30, 2017 and 2016, net cash provided by operating activities were approximately $2.6 million and $2.3 million, respectively. The increase in net cash provided by operating activities primarily results from increases in net income, amortization of deferred financing costs, and deferred origination fees, offset by an increase in interest receivable on loans.

Net cash used in investing activities for the nine month period ended September 30, 2017 was approximately $9.7 million as compared to approximately $631,000 for the period ended September 30, 2016. Net cash used in investing activities for the nine month period ended September 30, 2017 primarily consisted of the issuance of our short term commercial loans in the amount of approximately $30.3 million, offset by collection of these loans in the amount of approximately $20.7 million. In the period ended September 30, 2016, net cash used in investing activities primarily consisted of the issuance of our short term commercial loans in the amount of approximately $24.3 million, offset by collection of these loans in the amount of approximately $23.7 million.

Net cash provided by financing activities for the nine month period ended September 30, 2017 was approximately $7.0 million as compared to approximately $1.6 million used in financing activities for the period ended September 30, 2016. Net cash provided by financing activities for the nine month period ended September 30, 2017 reflects the proceeds from the Webster Credit Line of approximately $9.7 million and the proceeds from the exercise of options of approximately $20,000, offset by the dividend payment of approximately $2.5 million, the purchase of treasury shares of approximately $172,000, and the deferred financing costs of approximately $43,000. In the period ended September 30, 2016, net cash used in financing activities reflects the repayments of the Webster Credit Line of approximately $7.6 million, the dividend payment of approximately $1.9 million, the repayments of short term loans of approximately $1.1 million, and cash restricted for reduction of the line of credit of approximately $919,000, offset by the net proceeds from the public offerings of approximately $9.5 million (including pertinent expenses of approximately $60,000 paid during 2015) and the proceeds from the exercise of warrants of approximately $305,000. In addition, the Company received two bridge loans in the aggregate amount of $860,000 from Mr. Ran, the CEO of the Company, during the process of increasing the Webster Credit line (as described below). Both loans were received during the third quarter of 2017 and repaid in full as of August 8, 2017. The company does not anticipate requiring loans from Mr. Ran in the near future.

On February 27, 2015, we entered into a Credit and Security Agreement with Webster pursuant to which we could initially borrow up to $14 million until February 27, 2018 against assignments of mortgages and other collateral. Until July 7, 2017, the Webster Credit Line provided for an interest rate of either LIBOR plus 4.75% or the base commercial lending rate of Webster plus 3.25% as chosen by us for each drawdown. The Webster Credit Line contains various covenants and restrictions, including limiting the amount that we can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans we make to our customers. In addition, the Webster Credit Line also contains a cross default provision which will deem any default under any indebtedness owed by us or our subsidiary, MBC Funding II, as a default under the credit line. Mr. Assaf Ran, our Chief Executive Officer, had personally guaranteed all of our obligations to Webster.

Effective July 7, 2017, we entered into the Amendment with Webster. In conjunction with the execution of the Amendment, the Company also entered into Amended Note and the Fee Letter, each dated July 7, 2017, with Webster. Pursuant to the terms of the Amendment, the Webster Credit Line was increased by $1 million to $15 million in the aggregate, with an option, at the discretion of Webster, to increase the Webster Credit Line to $20 million in the aggregate. The term of the Webster Credit Line was extended to February 28, 2021, unless sooner terminated, and contains a provision that permits a Company option for a further extension of the Webster Credit Line until February 28, 2022, subject to Webster’s consent. Pursuant to the terms of the Amendment, the terms of the personal guaranty provided by Mr. Ran were amended such that the potential sums owed under Mr. Ran’s personal guaranty will not exceed the sum of $500,000 plus any costs relating to the enforcement of the personal guaranty.

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

On August 8, 2017, we entered into the Amended Credit Agreement with Webster and Flushing. In conjunction with the execution of the Amended Credit Agreement, we also entered into the Flushing Note in the principal aggregate amount of $5 million with Flushing and the Amended Fee Letter with Webster, each dated August 8, 2017. Pursuant to the terms of the Amended Credit Agreement, the Company’s existing Webster Credit Line was amended to include Flushing as an additional lender, as well as increased the funds available under the Webster Credit Line by $5 million, to $20 million in the aggregate. The Amended Credit Agreement was further amended and restated to incorporate previously reported amendments. In addition, Mr. Ran executed an Amended and Restated Guaranty, which was restated to include previously reported amendments. Finally, the Company executed the Amended Fee Letter which incorporated previously reported amendments.

We were in compliance with all covenants of the Webster Credit Line as of September 30, 2017. At September 30, 2017, the outstanding amount under the Webster Credit Line was $16,174,495. The interest rate on the amount outstanding fluctuates daily. The rate, including the 0.5% Agency Fee, for September 30, 2017 was 5.485%.

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

On March 14, 2017, our Board of Directors authorized a share buy back program (the “Share Buy Back Program”), pursuant to which we may, from time to time, purchase up to 100,000 shares of our common stock. The Share Buy Back Program does not obligate the Company to purchase any shares and expires in 12 months. The authorization for the Share Buy Back Program may be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time. To date, we have purchased 33,102 shares of the Company’s common stock for an aggregate of $172,156 pursuant to the Share Buy Back Program. During the quarter ended September 30, 2017, we did not purchase any of our shares pursuant to the Share Buy Back Program.

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6.	EXHIBITS

Exhibit No.	Description
10.1	Amended and Restated Credit and Security Agreement, effective August 8, 2017, among Manhattan Bridge Capital, Inc., Webster Business Credit Corporation, and Flushing Bank

10.2	Revolving Credit Note, effective August 8, 2017, between Manhattan Bridge Capital, Inc. and Flushing Bank

31.1	Chief Executive Officer Certification under Rule 13a-14

31.2	Chief Financial Officer Certification under Rule 13a-14

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350

101.INS	XBRL Instance Document

101.CAL	XBRL Taxonomy Extension Schema Document

101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Manhattan Bridge Capital, Inc. (Registrant)

Date: October 19, 2017	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: October 19, 2017	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

