Form 10-K
period 2017-12-31
MANHATTAN BRIDGE CAPITAL, INC
filed 2018-03-19
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter earlier period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Act.

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

The aggregate market value of the Registrant’s voting and non-voting common shares held by non-affiliates of the Registrant on June 29, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, computed by reference to the closing price for a common share on the Nasdaq Capital Market on such date, was approximately $30,770,102. (For this computation, the Registrant has excluded the market value of all common shares reported as beneficially owned by executive officers and directors of the Registrant and certain other shareholders; such an exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the Registrant.)

As of March 19, 2018, the registrant has a total of 8,108,934 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MANHATTAN BRIDGE CAPITAL, INC.

FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report”) contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the words “believe,” “expect,” “intend,” “estimate” and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial condition and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements”), including but not limited to the following: (i) our loan origination activities, revenues and profits are limited by available funds; (ii) we operate in a highly competitive market and competition may limit our ability to originate loans with favorable interest rates; (iii) our Chief Executive Officer is critical to our business and our future success may depend on our ability to retain him; (iv) if we overestimate the yields on our loans or incorrectly value the collateral securing the loan, we may experience losses; (v) we may be subject to “lender liability” claims; (vi) our loan portfolio is illiquid; (vii) our due diligence may not uncover all of a borrower’s liabilities or other risks to its business; (viii) borrower concentration could lead to significant losses; (ix) our management has limited experience managing a real estate investment trust; and (x) we may choose to make distributions in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive. The accompanying information contained in this report, including the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, identifies important factors that could cause such differences. These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

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

PART I

Item 1. Business

General

We are a New York-based real estate finance company that specializes in originating, servicing and managing a portfolio of first mortgage loans. We offer short-term, secured, non-banking loans (sometimes referred to as “hard money” loans), which we may renew or extend on, before or after their initial term expires, to real estate investors to fund their acquisition, renovation, rehabilitation or improvement of properties located around the New York metropolitan area. We are organized and conduct our operations to qualify as a real estate investment trust for federal income tax purposes (“REIT”). We have qualified for taxation as a REIT beginning with our taxable year ended December 31, 2014.

We are organized as a New York corporation and operated as a fully-taxable C-corporation for federal and state income tax purposes through the end of our 2013 tax year. As a result, we were able to re-invest most of our net after-tax profits back into our business. In 2014, we concluded that it would be in the best interests of our shareholders if we operated as a REIT for U.S. federal income tax purposes. In July 2014, we completed a public offering of 1,754,386 common shares to the public. As a result of that offering, we met all the requirements to qualify as a REIT and elected REIT status starting with that year.

In order to maintain our qualification for taxation as a REIT, we are required to distribute at least 90% of our REIT taxable income to our shareholders each year. To the extent we distribute less than 100% of our taxable income to our shareholders (but more than 90%) we will maintain our qualification for taxation as a REIT, but the undistributed portion will be subject to regular corporate income taxes. As a REIT, we may also be subject to federal excise taxes and minimum state taxes. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, in order for us to qualify for taxation as a REIT, not more than 50% in value of our outstanding common shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code of 1986, as amended (the “Code”) to include certain entities) at any time during the last half of each taxable year, and at least 100 persons must beneficially own our stock during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. To help ensure that we meet the tests, our restated certificate of incorporation restricts the acquisition and ownership of our capital stock. The ownership limitation is fixed at 4.0% of our outstanding shares of capital stock, by value or number of shares, whichever is more restrictive.

The properties securing the loans are generally classified as residential or commercial real estate and, typically, are not income producing. Each loan is secured by a first mortgage lien on real estate. In addition, each loan is personally guaranteed by the principal(s) of the borrower, which guarantee may be collaterally secured by a pledge of the guarantor’s interest in the borrower. The face amount of the loans we originated in the past seven years ranged from $30,000 to a maximum of $2 million. Our lending policy limits the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $2 million. Our loans typically have a maximum initial term of 12 months and bear interest at a fixed rate of 11% to 14% per year. In addition, we usually receive origination fees or “points” ranging from 0% to 3% of the original principal amount of the loan as well as other fees relating to underwriting and funding the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser) and in the case of construction financing, it is typically up to 80% of construction costs.

Since commencing our business in 2007, we have never foreclosed on a property and none of our loans have ever gone into default, although sometimes we have renewed or extended the term of a loan to enable the borrower to avoid premature sale or refinancing of the property. When we renew or extend a loan we generally receive additional “points” and other fees.

Our executive officers are experienced in hard money lending under various economic and market conditions. Loans are originated, underwritten and structured by our Chief Executive Officer, assisted by our Chief Financial Officer, and then managed and serviced principally by our Chief Financial Officer and our internal team. A principal source of new transactions has been repeat business from prior customers and their referral of new business. We also receive leads for new business from real estate brokers and mortgage brokers and a limited amount of advertising.

Our primary business objective is to grow our loan portfolio while protecting and preserving capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term through dividends. We intend to achieve this objective by continuing to selectively originate, fund loans secured by first mortgages on residential real estate held for investment located around the New York metropolitan area and to carefully manage and service our portfolio in a manner designed to generate attractive risk-adjusted returns across a variety of market conditions and economic cycles. We believe that current market dynamics specifically the demand/supply imbalance for relatively small real estate loans, presents significant opportunities for us to selectively originate high-quality first mortgage loans on attractive terms and we believe that these market conditions should persist for a number of years. We have built our business on a foundation of intimate knowledge of the New York metropolitan area real estate market combined with a disciplined credit and due diligence culture that is designed to protect and preserve capital. We believe that our flexibility and ability to structure loans that address the needs of our borrowers without compromising our standards on credit risk, our expertise, our intimate knowledge of the New York metropolitan area real estate market and our focus on newly originated first mortgage loans, has defined our success until now and should enable us to continue to achieve our objectives.

The Market Opportunity

Real estate investment is a capital-intensive business that relies heavily on debt capital to acquire, develop, improve, construct, renovate and maintain properties. We believe that the demand for relatively small loans to acquire, renovate or improve residential real estate held around the New York metropolitan market presents a compelling opportunity to generate attractive returns for an established, well-financed, non-bank lender like us. We have competed successfully in this market notwithstanding the fact that many traditional lenders, such as banks and other institutional lenders, also service this market. Our primary competitive advantage is our ability to approve and fund loans quickly and efficiently. In this environment, characterized by a supply-demand imbalance for financing and increasing asset values, we believe we are well positioned to capitalize and profit from these industry trends.

We believe there is a significant market opportunity for a well-capitalized “hard money” real estate finance company to originate attractively priced loans with strong credit fundamentals. Particularly around the New York metropolitan area, where real estate values are relatively stable and substandard properties are being improved, rehabilitated and renovated, we believe there are many opportunities for a “hard money” lender providing capital for these purposes to small scale developers. We further believe that our flexibility to structure loans to suit the particular needs of our borrowers and our ability to close quickly make us an attractive alternative to banks and other large institutional lenders for small real estate developers and investors.

Our Business and Growth Strategies

Our objective is to protect and preserve capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term, principally through dividends. We intend to achieve this objective by continuing to focus exclusively on selectively originating, servicing and managing a portfolio of short-term real estate loans secured by first mortgages on real estate located around the New York metropolitan area that are designed to generate attractive risk-adjusted returns across a variety of market conditions and economic cycles. We believe that our ability to react quickly to the needs of borrowers, our flexibility in terms of structuring loans to meet the needs of borrowers, our intimate knowledge of the New York metropolitan area real estate market, our expertise in “hard money” lending and our focus on newly originated first mortgage loans, should enable us to achieve this objective. Nevertheless, we will remain flexible in order to take advantage of other real estate related opportunities that may arise from time to time, whether they relate to the mortgage market or, if we determine that it is in our best interest, to make direct or indirect investments in real estate.

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

In furtherance of these strategies, we executed a credit line agreement with Webster Business Credit Corporation (“Webster”) in February 2015, which was further amended and restated in August 2017, whereby Webster and Flushing Bank (“Flushing”) have extended us a $20 million credit line.

Our Competitive Strengths

We believe our competitive strengths include:

●	Experienced management team. Our management team has successfully originated and serviced a portfolio of real estate mortgage loans generating attractive annual returns under varying economic and real estate market conditions. We expect that the experience of our management team will provide us with the ability to effectively deploy our capital in a manner that we believe will provide for attractive risk-adjusted returns but with a focus on capital preservation and protection.

●	Long-standing relationships. A significant portion of our business comes from repeat customers with whom we have long-standing relationships. These customers are also a referral source for new borrowers. As long as these customers remain active real estate investors they provide us with an advantage in securing new business and help us maintain a pipeline to attractive new opportunities that may not be available to many of our competitors or to the general market.

●	Knowledge of the market. Our intimate knowledge of the New York metropolitan area real estate market enhances our ability to identify attractive opportunities and helps distinguish us from many of our competitors.

●	Disciplined lending. We seek to maximize our risk-adjusted returns, and preserve and protect capital, through our disciplined and credit-based approach. We utilize rigorous underwriting and loan closing procedures that include numerous checks and balances to evaluate the risks and merits of each potential transaction. We seek to protect and preserve capital by carefully evaluating the condition of the property, the location of the property, and the creditworthiness of the guarantors.

●	Vertically-integrated loan origination platform. We manage and control the loan process from origination through closing with our own personnel and independent legal counsel and appraisers, with whom we have long relationships, who together constitute a highly experienced team in credit evaluation, underwriting and loan structuring. We also believe that our procedures and experience allow us to quickly and efficiently execute opportunities we deem desirable.

●	Structuring flexibility. As a relatively small, non-bank real estate lender, we can move quickly and have much more flexibility than traditional lenders to structure loans to suit the needs of our clients. Our ability to customize financing structures to meet borrowers’ needs is one of our key business strengths.

●	No legacy issues. Unlike many of our competitors, we are not burdened by distressed legacy real estate assets. We do not have a legacy portfolio of lower-return or problem loans that could potentially dilute the attractive returns we believe are available in the current liquidity-challenged environment and/or distract and monopolize our management team’s time and attention. We do not have any adverse credit exposure to, and we do not anticipate that our performance will be negatively impacted by, previously purchased assets.

Our Real Estate Lending Activities

Our real estate lending activities involve originating, funding, servicing and managing short-term loans (i.e.: loans with an initial term of not more than one year), secured by first mortgage liens on real estate property around the New York metropolitan area held for investment or resale. Generally, borrowers use the proceeds from our loans for one of three purposes: (i) to acquire and renovate existing residential (single, one or two family) real estate properties; (ii) to acquire vacant real estate and construct residential real properties; and (iii) to purchase and hold income producing properties. Our mortgage loans are structured to fit the needs and business plans of the borrowers. Revenue is generated primarily from the interest borrowers pay on our loans and, to a lesser extent, loan fee income generated on the origination and extension of loans.

Most of our loans are funded in full at the closing. However, our loan portfolio includes a number of construction loans, which are only partially funded at closing. At December 31, 2016, our unfunded commitment was approximately $4.10 million. At December 31, 2017, our unfunded commitment was approximately $5.28 million. Advances under construction loans are funded against requests supported by all required documentation as and when needed to pay contractors and other costs of construction. In the case of construction loans, the borrower will either deliver multiple notes or one global note for the entire commitment. In either case, interest only accrues on the funded portion of the loan.

In general, our strategy is to service and manage the loans we originate until they are paid. However, there have been a few instances where we have either used loans as collateral, or sold participating interests in loans. At December 31, 2017, all of our loans are secured by properties located around the New York metropolitan area, which is where we are based. Most of the properties we finance are residential, although on occasion they are classified as commercial. However, in all instances the properties are held only for investment by the borrowers. Most of these properties do not generate any cash flow.

The typical terms of our loans are as follows:

Principal amount – In the last seven years, a minimum of $30,000 to a maximum of $2 million. Our lending policy limits the maximum loan amount to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $2 million.

Loan-to-Value Ratio - Up to 75%, and/or up to 80% of construction costs.

Interest rate - Most of the loans in our portfolio have a fixed rate of typically 11% to 14%.

Term - Generally, one year with early termination in the event of a sale of the property or a refinancing. We entertain requests for granting extensions under certain conditions.

Prepayments - Borrower may prepay the loan at any time beginning three months after the funding date.

Covenants - To timely pay all interest on the loan and to maintain hazard insurance with respect to the property.

Events of default - Include: (i) failure to comply with the loan terms; (ii) breach of a covenant.

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

Our loan portfolio

The following table highlights certain information regarding our real estate lending activities for the periods indicated:

	Year Ended December 31,
($ in thousands)	2017	2016
Loans originated	$37,872	$36,657
Loans repaid	$27,503	$32,806
Mortgage lending revenues	$5,919	$4,649
Mortgage lending expenses	$1,230	$789
Number of loans outstanding	120	97
Principal amount of loans earning interest	$45,124	$34,755
Average outstanding loan balance	$376	$358
Percent of loans secured by around New York metropolitan area properties (1)	100%	100.0%
Weighted average contractual interest rate	12.3%	12.5%
Weighted average term to maturity (in months) (2)	5.30	6.73

(1)	Calculated based on the number of loans.
(2)	Without giving effect to extension options.

At December 31, 2017 and 2016, no single loan, borrower or group of affiliated borrowers accounted for more than 10% of our loan portfolio.

The following table sets forth information regarding the types of properties securing our mortgage loans outstanding at December 31, 2017 and 2016, and the interest earned in each category (dollars in thousands):

	2017			2016
	Number of Loans	Interest Earned	Percentage	Number of Loans	Interest Earned	Percentage
Residential	110	$3,318	91%	89	$1,927	91%
Commercial	3	73	2%	1	26	1%
Mixed Use	7	239	7%	7	163	8%
Total	120	$3,630	100%	97	$2,116	100%

Our Origination Process and Underwriting Criteria

We primarily rely on our relationships with existing and former borrowers, real estate investors, real estate brokers, loan initiators, and mortgage brokers to originate loans. Many of our borrowers are “repeat customers.” When underwriting a loan, the primary focus of our analysis is the value of a property and the credit worthiness of the borrower and its principals. Prior to making a final decision on a loan application we conduct extensive due diligence of the borrower and its principals. In terms of the property, we require an assessment report and evaluation. We also order title, lien and judgment searches. In most cases, we will also make an on-site visit to evaluate not only the property but the neighborhood in which it is located. Finally, we analyze and assess financial and operational data provided by the borrower relating to its operation and maintenance of the property. In terms of the borrower and its principals, we usually obtain third party credit reports from one of the major credit reporting services as well as personal financial information provided by the borrower and its principals. We analyze all this information carefully prior to making a final determination. Ultimately, our decision is based on our conclusions regarding the value of the property, which takes into account factors such as the neighborhood in which the property is located, the current use and potential alternative use of the property, current and potential net income from the property, the local market, sales information of comparable properties, existing zoning regulations, the creditworthiness of the borrower and its principles and their experience in real estate ownership, construction, development and management. In conducting our due diligence we rely, in part, on third party professionals and experts including appraisers, engineers, title insurers and attorneys.

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

Credit line. Currently, we have a $20 million credit line with Webster and Flushing. On February 27, 2015, we entered into a Line of Credit Agreement with Webster pursuant to which we were initially eligible to borrow up to $14 million against assignments of mortgages and other collateral (the “Webster Credit Line”), as described in “Liquidity and Capital Resources” below. Until July 7, 2017, the Webster Credit Line provided for an interest rate of either LIBOR plus 4.75% or the base commercial lending rate of Webster plus 3.25% as chosen by us for each drawdown. Effective July 7, 2017, we amended and increased the Webster Credit Line to $15 million and extended the term to February 28, 2021, with an option for a further extension until February 28, 2022, subject to Webster’s consent. The amended Webster Credit Line provides for an interest rate equal to (i) LIBOR plus 3.75% plus a 0.5% agency fee or (ii) Webster’s base commercial lending rate plus 2.25% plus a 0.5% agency fee, as chosen by us for each drawdown. On August 8, 2017, the Webster Credit Line was further amended and increased to $20 million, with Flushing as an additional lender. (See Note 5 to the financial statements included elsewhere in this Annual Report.)

Public offerings. In July 2014, we sold 1,754,386 common shares in a registered public offering for an aggregate of $5 million, or approximately $4.3 million after deducting our underwriting discounts and commissions and offering expenses.

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

On April 25, 2016, MBC Funding II Corp., a New York corporation (“MBC Funding II”), our wholly owned subsidiary, completed a firm commitment underwritten public offering of 6% senior secured notes due April 22, 2026 (the “Notes”). We guaranteed MBC Funding II’s obligations under the Notes, which are secured by our pledge of 100% of the outstanding common shares of MBC Funding II we own. The gross proceeds to MBC Funding II from this offering were $6 million, and the net proceeds were approximately $5.2 million, after deducting the underwriting discounts and commissions and other offering expenses. MBC Funding II utilized the proceeds to purchase a pool of mortgage loans from us, which we in turn used to pay down the Webster Credit Line.

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

The following table shows our sources of capital, including our financing arrangements, and our loan portfolio as of December 31, 2017:

Sources of Capital ($ in thousands):
Debt:
Line of credit	$16,915
Senior secured notes (net of deferred financing costs of $623)	5,377
Total debt	$22,292
Other liabilities	1,358
Capital (equity)	22,247
Total sources of capital	$45,897

Assets:
Loans	$45,124
Other assets	773
Total assets	$45,897

Competition

The real estate finance market around the New York metropolitan area is highly competitive. We face competition for lending and investment opportunities from a variety of institutional lenders and investors and many other market participants, including specialty finance companies, mortgage/other REITs, commercial banks and thrift institutions, investment banks, insurance companies, hedge funds and other financial institutions as well as private equity funds, family offices and high net worth individuals. Many of these competitors enjoy competitive advantages over us, including greater name recognition, established lending relationships with customers, financial resources, and access to capital.

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

Intellectual Property

Our business does not depend on exploiting or leveraging any intellectual property rights. To the extent we own any rights to intellectual property, we rely on a combination of federal, state and common law trademarks, service marks and trade names, copyrights and trade secret protection. We have registered some of our trademarks and service marks in the United States Patent and Trademark Office (USPTO) including “Manhattan Bridge Capital”.

The protective steps we have taken may not deter misappropriation of our proprietary information. These claims, if meritorious, could require us to license other rights or subject us to damages and, even if not meritorious, could result in the expenditure of significant financial and managerial resources on our part.

Employees

As of December 31, 2017, we employed five employees. In addition, during 2017 we used outside lawyers and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions. Outside appraisers were used to assist management in evaluating the worth of collateral, when deemed necessary by management. We also used construction inspectors as well as mortgage brokers and deal initiators.

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

Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test.

We rely on the exception set forth in Section 3(c)(5)(C) of the Investment Company Act which excludes from the definition of investment company “[a]ny person who is not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates, and who is primarily engaged in one or more of the following businesses... (C) purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exception generally requires that at least 55% of an entity’s assets be comprised of mortgages and other liens on and interests in real estate, also known as “qualifying interests,” and at least another 25% of the entity’s assets must be comprised of real estate-type interests reduced by any amount of qualifying interests that the entity holds in excess of the 55% minimum limit (with no more than 20% of the entity’s assets comprised of miscellaneous assets). At the present time, we qualify for the exception under this section and our current intention is to continue to focus on originating short term loans secured by first mortgages on real property. However, if, in the future, we do acquire non-real estate assets without the acquisition of substantial real estate assets, we may be deemed to be an “investment company” and be required to register as such under the Investment Company Act, which could have a material adverse effect on us.

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

As a real estate finance company, our revenue and net income is limited to interest received or accrued on our loan portfolio. Our ability to originate real estate loans is limited by the funds at our disposal. In 2017, we increased and extended the Webster Credit Line. As of December 31, 2017, we had approximately $3.1 million of borrowing availability under the Webster Credit Line. We intend to use the proceeds from the repayment of loans outstanding and the additional borrowing capacity under the Webster Credit Line to originate real estate loans. Nevertheless, if demand for our mortgage loans increases, we cannot assure you that we will be able to capitalize on this demand given the limited funds available to us to originate loans.

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

We may amend or revise our policies, including our policies with respect to growth strategy, operations, indebtedness, capitalization, financing alternatives and underwriting criteria and guidelines, or approve transactions that deviate from our existing policies at any time, without a vote of, or notice to, our shareholders. For example, we may decide that in order to compete effectively, we should relax our underwriting guidelines and make riskier loans, which could result in a higher default rate on our portfolio. We may also decide to expand our business focus to other targeted asset classes, such as participation interests in mortgage loans, mezzanine loans and subordinate interests in mortgage loans. We could also decide to adopt investment strategies that include securitizing our portfolio, hedging transactions and swaps. We may even decide to broaden our business to include acquisitions of real estate assets, which we may or may not operate. Finally, as the market evolves, we may determine that the residential and commercial real estate markets do not offer the potential for attractive risk-adjusted returns for an investment strategy that is consistent with our intention to remain qualified for taxation as a REIT and to operate in a manner to remain exempt from registration under the Investment Company Act. If we believe it would be advisable for us to be a more active seller of loans and/or interests thereon, we may determine that we should conduct such business through a taxable REIT subsidiary or that we should cease to maintain our qualification for taxation as a REIT. These changes may increase our exposure to interest rate risk, default risk, financing risk and real estate market fluctuations, which could adversely affect our business, operations and financial conditions as well as the value of our securities and our ability to make distributions to our shareholders.

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

Increasing interest rates may adversely affect us.

Since the most recent U.S. recession, the Board of Governors of the U.S. Federal Reserve System, or the U.S. Federal Reserve, has taken actions that have resulted in low interest rates for a long period of time. Since December 2016, the U.S. Federal Reserve has raised its benchmark interest rate by one percentage point, and there are some market expectations that market interest rates will rise further in the near to intermediate term. Similarly LIBOR has also been at a low rate for an extended period of time following the most recent global recession but has been increasing steadily over the past 12 months. Market interest rates may continue to increase, and those increases may materially and negatively affect us by potentially increasing our cost of borrowing under our existing credit facility.

Terrorist attacks and other acts of violence or war may affect the real estate industry generally and our business, financial condition and results of operations.

The risk of terrorist attacks by extremist groups has risen dramatically over the last few years. Any future terrorist attacks, the anticipation of any such attacks, and the consequences of any military or other response by the United States and its allies may have an adverse impact on the U.S. financial markets and the economy in general. In addition, a significant terrorist attack in New York City could have a material adverse impact on the New York real estate market, which, in turn, could make it more difficult for our borrowers to repay their loans. We cannot predict the severity of the effect that any such future events would have on the U.S. financial markets, including the real estate capital markets, the economy or our business. Any future terrorist attacks could adversely affect the credit quality of some of our loan portfolio. We may suffer losses as a result of the adverse impact of any future terrorist attacks and these losses may adversely impact our results of operations.

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

The Webster Credit Line contains various covenants and restrictions that are typical for these kinds of credit facilities, including limiting the amount that we can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans we make to our customers. If we fail to meet or satisfy any of these covenants, we would be in default under our agreement with Webster and Flushing, and Webster and/or Flushing could elect to declare outstanding amounts due and payable, terminate its commitments to us, require us to post additional collateral and/or enforce their interests against existing collateral. Acceleration of our debt to Webster and/or Flushing could significantly reduce our liquidity or require us to sell our assets to repay amounts due and outstanding. This would significantly harm our business, financial condition, results of operations and ability to make distributions and could result in the foreclosure of our assets which secure our obligations, which could cause the value of our outstanding securities to decline. A default could also significantly limit our financing alternatives such that we would be unable to pursue our leverage strategy, which could adversely affect our returns.

Our indebtedness could adversely affect our financial flexibility and our competitive position.

We have, and expect that we will continue to have a significant amount of indebtedness. As of December 31, 2017, we had approximately $22.9 million of debt outstanding, consisting of the amounts outstanding under the Webster Credit Line and the balance of senior secured notes. Another $3.1 million was available under the Webster Credit Line as of that date. This level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of the indebtedness. Our indebtedness could have other important consequences to you and significantly impact our business. For example, it could:

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

Our primary interest rate exposures relate to the yield on our loan portfolio and the financing cost of our debt. Our operating results depend, in part, on differences between the interest income generated by our loan portfolio net of credit losses and our financing costs. Thus, changes in interest rates will affect our revenue and net income in one or more of the following ways:

●	An increase in the LIBOR rate may impact our cost of borrowing under the Webster Credit Line;
●	our operating expenses may increase;
●	our ability to originate loans may be adversely impacted;
●	to the extent we use our credit line or other forms of debt financing to originate loans, our borrowing costs would rise, reducing the “spread” between our cost of funds and the yield on our outstanding mortgage loans, which tend to be fixed rate obligations;
●	a rise in interest rates may discourage potential borrowers from refinancing existing loans or defer plans to renovate or improve their properties;
●	borrower default rates may increase;
●	property values may be negatively impacted, making our existing loans riskier and new loans that we originate smaller; and
●	rising interest rates could also result in reduced turnover of properties which may reduce the demand for new mortgage loans.

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

The geographic concentration of our loan portfolio may make our revenues and the values of the mortgages and real estate securing our portfolio vulnerable to adverse changes in economic conditions around the New York metropolitan area.

Under our current business model, we have one asset class — mortgage loans that we originate, service and manage — and we have no current plans to diversify. Moreover, most of our collateral is located in a limited geographic area. At December 31, 2017, all of our outstanding loans are secured by properties located around the New York metropolitan area. A lack of geographical diversification makes our mortgage portfolio more sensitive to local and regional economic conditions. A significant decline around the New York metropolitan area economy could result in a greater risk of default compared with the default rate for loans secured by properties in other geographic locations. This could result in a reduction of our revenues and provision for loan loss allowances, which might not be as acute if our loan portfolio were more geographically diverse. Therefore, our loan portfolio is subject to greater risk than other real estate finance companies that have a more diversified asset base and broader geographic footprint. To the extent that our portfolio is concentrated in one region and/or one type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our assets within a short time period, which may reduce our net income and the value of our securities and accordingly reduce our ability to make distributions to our shareholders.

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

Defaults on our loans may cause declines in revenues and net income.

Defaults by borrowers could result in one or more of the following adverse consequences:

●	a decrease in interest income, profitability and cash flow;
●	the establishment of or an increase in loan loss reserves;
●	write-offs and losses;
●	an increase in legal and enforcement costs, as we seek to protect our rights and recover the amounts owed; and
●	default under our credit facilities

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

We have a $20 million credit line with Webster and Flushing that expires on February 28, 2021, with an option for one-year extension subject to Webster’s consent. The Webster Credit Line contains various covenants and restrictions that are typical for these kinds of credit facilities, including limiting the amount that we can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans we make to our customers. The Webster Credit Line imposes certain restrictions which may adversely impact our ability to grow and/or maintain our qualification for taxation as a REIT. These limitations include the following:

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

If we fail to meet or satisfy any of these covenants, we would be in default under our agreement with Webster and Flushing and Webster and/or Flushing could elect to declare outstanding amounts due and payable, terminate its commitments to us, require us to post additional collateral and/or enforce their interests against existing collateral. Acceleration of our debt to Webster and/or Flushing could also make it difficult for us to satisfy the requirements necessary to maintain our qualification for taxation as a REIT, significantly reduce our liquidity or require us to sell our assets to repay amounts due and outstanding. This would significantly harm our business, financial condition, results of operations and ability to make distributions and could result in the foreclosure of our assets which secure our obligations, which could cause the value of our outstanding securities to decline. A default could also significantly limit our financing alternatives such that we would be unable to pursue our leverage strategy, which could adversely affect our returns.

Under the terms of the agreement governing the Webster Credit Line, our borrowing capacity is limited to 70% of Eligible Mortgage Loans (as defined). Moreover, Webster, in its discretion, may reduce this percentage. This borrowing limitation is determined, in part, by the value of the real estate securing the loans in our portfolio. Thus, a general decline in real estate values or a change in the percentage will adversely impact our ability to borrow under the Webster Credit Line and could even result in a situation where any amount in excess of the borrowing limitation will become immediately due and payable. If we default and Webster accelerates the loan we would have to repay the debt immediately with our working capital (i.e., proceeds from loan repayments), sell a portion of our loan portfolio and use the proceeds to repay the debt or refinance with another lender. We cannot assure you that we would be able to replace the Webster Credit Line on similar terms or on any terms. If we have to sell a portion of our loan portfolio, the amount we realize may be less than the face amount of the loans sold, resulting in a loss. If we sell a portion of our portfolio or use proceeds from loan repayments to pay the debt incurred pursuant to the Webster Credit Line, our opportunities to grow our business will be negatively impacted.

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

Risks Related to REIT Status and Investment Company Act Exemption

Our investments in construction loans require us to make estimates about the fair value of land improvements that may be challenged by the Internal Revenue Service.

We may invest in construction loans, the interest from which would be qualifying income for purposes of the gross income tests applicable to REITs, provided that the loan value of the real property securing the construction loan was equal to or greater than the highest outstanding principal amount of the construction loan during any taxable year. For purposes of construction loans, the loan value of the real property is generally the fair value of the land plus the reasonably estimated cost of the improvements or developments that secure the loan and that are to be constructed from the proceeds of the loan. There can be no assurance that the Internal Revenue Service, or the IRS, will not challenge our estimates of the loan values of the real property related to any construction loans in which we invest.

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

We intend to continue to operate in a manner that will enable us to continue to remain qualified for taxation as a REIT as long as we believe it is in the best interests of our shareholders. While we believe that we qualified for taxation as a REIT for the taxable year ended December 31, 2017 we have not requested and do not intend to request a ruling from the IRS that we so qualified in 2017 or that we will qualify in future years. The U.S. federal income tax laws and the Treasury Regulations promulgated thereunder governing REITs are complex. In addition, judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited. To qualify for taxation as a REIT, we must meet, on an ongoing basis, various tests regarding the nature of our assets and our income, the ownership of our outstanding shares, and the amount of our distributions. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Thus, while we intend to operate so that we will continue to qualify for taxation as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. These considerations also might restrict the types of assets that we can acquire in the future.

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

In order to qualify for taxation as a REIT, we must distribute to our shareholders, each calendar year, at least 90% of our REIT taxable income (including certain items of non-cash income), determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we are subject to U.S. federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. We intend to distribute our net income to our shareholders in a manner that will satisfy the REIT 90% distribution requirement and avoid the 4% nondeductible excise tax.

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

Our taxable income may substantially exceed our net income as determined by U.S. GAAP and differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may be required to accrue interest and discount income on mortgage loans before we receive any payments of interest or principal on such assets. In addition, December 2017 amendments to the Code amended the rules for accrual of income so that income is taken into account no later than when it is taken into account on applicable financial statements, even if financial statements take such income into account before it would accrue under the original discount rules, the market discount rules, or other rules in the Code. Thus, we may be required under the terms of the indebtedness that we incur, to use cash received from interest payments to make principal payment on that indebtedness, with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our shareholders.

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

Even if we remain qualified for taxation as a REIT, we may face tax liabilities that reduce our cash flow.

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

Dividends payable by REITs are not generally eligible for reduced rates applicable to “qualified” dividends paid by other corporations, but are taxed at the same rate as ordinary income. However, for tax years beginning after 2017 and before 2026, REIT dividends paid to noncorporate shareholders are generally taxed at an effective tax rate lower than applicable ordinary income tax rates due to the availability of a deduction under the Code for specified forms of income from passthrough entities. More favorable rates will nevertheless continue to apply to regular corporate “qualified” dividends, which may cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends. This could have an adverse impact on the market price of our common shares.

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

In order for us to qualify for taxation as a REIT, not more than 50% in value of our outstanding common shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year, and at least 100 persons must beneficially own our stock during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. To help ensure that we meet the tests, our restated certificate of incorporation restricts the acquisition and ownership of our capital stock. The ownership limitation is fixed at 4.0% of our outstanding shares of capital stock, by value or number of shares, whichever is more restrictive. Assaf Ran, our Chief Executive Officer, is exempt from this restriction. As of December 31, 2017, Mr. Ran owns 31.09% of our outstanding common shares. In addition, our board of directors may grant such an exemption to such limitations in its sole discretion, subject to such conditions, representations and undertakings as it may determine. These ownership limits could delay or prevent a transaction or a change in control of our company that might involve a premium price for shares of our common shares or otherwise be in the best interest of our shareholders.

Legislative or other actions affecting REITs could materially and adversely affect us and our shareholders.

The rules dealing with U.S. federal, state, and local taxation are constantly under review by persons involved in the legislative process and by the IRS, the U.S. Department of the Treasury, and other taxation authorities. Changes to the tax laws, with or without retroactive application, could materially and adversely affect us and our shareholders. We cannot predict how changes in the tax laws might affect us or our shareholders. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to remain qualified for taxation as a REIT or the tax consequences of such qualification.

In addition, December 2017 legislation has made substantial changes to the Code. Among those changes are a significant permanent reduction in the generally applicable corporate income tax rate, changes in the taxation of individuals and other noncorporate taxpayers that generally reduce their taxes on a temporary basis subject to “sunset” provisions, the elimination or modification of various deductions (including substantial limitation of the deduction for personal state and local taxes imposed on individuals), and preferential taxation of income derived by individuals from passthrough entities in comparison to earnings received directly by individuals. This legislation also imposes additional limitations on the deduction of net operating losses, which may in the future cause us to make additional distributions that will be taxable to our shareholders to the extent of our current or accumulated earnings and profits in order to comply with the REIT distribution requirements. The effect of these and other changes made in this legislation is highly uncertain, both in terms of their direct effect on the taxation of an investment in our common shares and their indirect effect on the value of assets owned by us. Furthermore, many of the provisions of the new law will require the issuance administrative in order to assess their effect. There may be a substantial delay before such guidance is promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us or our shareholders. It is also possible that there will be technical corrections legislation proposed with respect to the new law, the effect of which cannot be predicted and may be adverse to us or our shareholders.

We may be unable to generate sufficient cash flows from our operations to make distributions to our shareholders at any time in the future.

As a REIT, we are required to distribute to our shareholders at least 90% of our REIT taxable income each year. We intend to satisfy this requirement through quarterly distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. Our ability to make distributions may be adversely affected by a number of factors, including the risk factors described in this report. If we distribute proceeds from the sale of securities, which would generally be considered to be a return of capital for tax purposes, our future earnings and cash available for distribution may be reduced from what they otherwise would have been. All distributions will be made at the discretion of our board of directors and will depend on various factors, including our earnings, our financial condition, our liquidity, our debt and preferred stock covenants, maintenance of our REIT qualification, applicable provisions of the New York Business Corporation Law (NYBCL), and other factors as our board of directors may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to pay distributions to our shareholders:

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

In addition, distributions that we make to our shareholders will generally be taxable to our shareholders as ordinary income (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the Code, which is available to our noncorporate U.S. shareholders for taxable years after 2017 and before 2026). However, a portion of our distributions may be designated by us as long-term capital gains to the extent that they are attributable to capital gain income recognized by us or may constitute a return of capital to the extent that they exceed our earnings and profits as determined for tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a shareholder’s investment in our shares of common shares.

We could be materially and adversely affected if we are deemed to be an investment company under the Investment Company Act.

We intend to conduct our business in a manner that will qualify for the exception from the Investment Company Act set forth in Section 3(c)(5)(C) of the Investment Company Act. The SEC generally requires that, for the exception provided by Section 3(c)(5)(C) to be available, at least 55% of an entity’s assets be comprised of mortgages and other liens on and interests in real estate, also known as “qualifying interests,” and at least another 25% of the entity’s assets must be comprised of additional qualifying interests or real estate-type interests (with no more than 20% of the entity’s assets comprised of miscellaneous assets). Any significant acquisition by us of non-real estate assets without the acquisition of substantial real estate assets could cause us to meet the definitions of an “investment company.” If we are deemed to be an investment company, we could be required to dispose of non-real estate assets or a portion thereof, potentially at a loss, in order to qualify for the Section 3(c)(5)(C) exception. We may also be required to register as an investment company if we are unable to dispose of the disqualifying assets, which could have a material adverse effect on us.

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

As of December 31, 2017, Assaf Ran, our Chief Executive Officer, beneficially owns 31.09% of our outstanding shares. Thus, Mr. Ran currently has and will continue to exercise effective control over all corporate actions. This concentration of ownership could have an adverse impact on the market price of our common shares.

There is limited trading in our common shares, which could make it difficult for you to sell your common shares.

Our common shares are listed on The Nasdaq Capital Market. Average daily trading volume in our common shares was approximately 40,000 shares in 2016 and approximately 29,000 shares in 2017. The lack of liquidity may make it more difficult for you to sell your common shares when you wish to do so. Even if an active trading market develops, the market price of our common shares may be highly volatile and could be subject to wide fluctuations.

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

Historically, the price at which our common shares trade on The Nasdaq Capital Market has been extremely volatile and seemingly unrelated to our operating performance. In 2016, the range was $3.80 to $7.60. In 2017, the range was $4.65 to $7.65. These broad market fluctuations may adversely affect the trading price of our common shares. Class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Any such litigation brought against us could result in substantial costs, which would hurt our financial condition and results of operations, divert management’s attention and resources.

Common shares eligible for future sale may have adverse effects on our share price.

We cannot predict the effect, if any, the exercise of our outstanding options and/or warrants or the future sale of the common shares issuable upon the exercise of options and/or warrants or the grants of additional securities under our equity compensation plan would have on the market price of our common shares. The market price of our common shares may decline significantly when the restrictions on resale or lock up agreements by certain of our shareholders lapse. Sales of substantial amounts of common shares or the perception that such sales could occur may adversely affect the prevailing market price for our common shares.

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

Our restated certificate of incorporation authorizes us to issue up to 25,000,000 common shares and 5,000,000 preferred shares. Currently, we have 8,319,036 common shares issued and 8,108,934 common shares outstanding and no preferred shares issued or outstanding. Our board of directors has the power and authority to create classes of common or preferred shares, with such rights and designations as it deems appropriate or advisable, which rights and designations may be senior to or have a priority over the rights and designations of any existing class of common or preferred shares. For example, our board of directors may establish a series of common or preferred shares that could delay or prevent a transaction or a change in control that might involve a premium price for our common shares or otherwise be in the best interest of our shareholders.

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

Noteholders will not have any voting rights with respect to us or MBC Funding II (other than as set forth in the Indenture) or the right to influence management or day-to-day operations of MBC Funding II or of us. The interests of shareholders who do vote may be different or even in opposition of those of creditors such as the Noteholders. For example, shareholders may place a higher priority on the long-term, as opposed to short-term, performance of a company. Shareholders also tend to focus on building value and increasing stock price while creditors are more interested in cash flow. As of the date of this Report, Mr. Ran beneficially owns 31.09%, of our outstanding common shares. Mr. Ran is also the Chief Executive Officer and sole director of MBC Funding II. Thus, Mr. Ran currently has and will continue to exercise effective control over all corporate actions of us and MBC Funding II.

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

We have guaranteed MBC Funding II’s obligations under the Notes and we have secured that guaranty with a pledge of 100% of the issued and outstanding shares of MBC Funding II. However, if MBC Funding II is in default of its obligations to the Noteholders, the value of MBC Funding II may be less than the amount due to the Noteholders. Under the Indenture, if an event of default occurs, the Indenture Trustee, at the written direction of the holders of at least 50% of the principal amount of the Notes then outstanding, must declare the unpaid principal and all accrued but unpaid interest on the Notes to be immediately due and payable. In addition, pursuant to the terms of an Inter-creditor Agreement entered into by the Indenture Trustee and Webster, neither the Indenture Trustee nor the Noteholders can exercise their rights under the guaranty until the Webster Credit Line has been paid in full except in connection with their exercise of remedies under the Pledge Agreement. Furthermore, under our agreement with Webster, we are prohibited from making any payment, direct or indirect (whether for interest, principal, as a result of any redemption or repayment at maturity, on default, or otherwise), on the Notes so long as there are any unpaid balances on the Webster Credit Line. Although the Webster Credit Line matures and is fully payable on February 28 2021, with an option for one-year extension subject to Webster’s consent, we are not prohibited from renewing, extending or increasing the amount of the Webster Credit Line or replacing it with a new credit facility provided by a different lender, which may insist on the same restriction. Thus, upon a default by MBC Funding II, the Noteholders may never have full recourse to us under our guaranty.

If a bankruptcy petition were filed by or against us or MBC Funding II, Noteholders may receive less than the outstanding balance on the Notes.

If a bankruptcy case were filed by or against us or MBC Funding II under the U.S. Bankruptcy Code, the Noteholders may receive, on account of their claims related to the Notes, less than they would be entitled to under the terms of the Indenture.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive and principal operating office is located in Great Neck, New York. We use this space for all of our operations. This space is occupied under a lease, as amended, that expires September 30, 2021. The current monthly rent is $4,095, including electricity. We believe this facility is adequate to meet our requirements at our current level of business activity.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our common shares are traded on the Nasdaq Capital Market under the symbol “LOAN”. The high and low sales prices for our common shares as reported by the Nasdaq Capital Market as well as cash dividends declared for the quarterly periods during 2016 and 2017 were as follows:

	Common Stock		Cash dividends
	High	Low	declared
2016
First Quarter	$4.47	$3.80	$0.0850
Second Quarter	$5.40	$4.11	$0.0900
Third Quarter	$7.48	$5.21	$0.1000
Fourth Quarter	$7.60	$5.30	$0.1000
2017
First Quarter	$7.65	$5.10	$0.1000
Second Quarter	$6.10	$4.65	$0.1025
Third Quarter	$6.30	$5.25	$0.1025
Fourth Quarter	$6.15	$5.50	$0.1100

In February 2018, the Board approved and declared a quarterly cash dividend of $0.12 per common share payable on April 16, 2018. On March 9, 2018, the last reported sale price of our common shares on the Nasdaq Capital Market was $6.25 per share.

(b) Holders

As of March 9, 2018, the number of registered holders of our common shares was 14 and the estimated number of beneficial owners of our common shares was approximately 4,000. American Stock Transfer & Trust Company serves as transfer agent for our common shares.

(c) Dividends

We elected to be taxed as a REIT commencing with our year ended December 31, 2014. From and after the effective date of our REIT election, we intend to pay regular quarterly distributions to holders of our common shares in an amount not less than 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gains). As a REIT, our distributions generally will be taxable as ordinary income to our shareholders (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the Code, which is available to our noncorporate U.S. shareholders for taxable years after 2017 and before 2026), although we may designate a portion of the distributions as qualified dividend income or capital gain or a portion of the distributions may constitute a return of capital. For tax reporting purposes, taxable income dividends/distributions and non-taxable return of capital distributions may result and will be reported as such to U.S. individual taxpayers on Form 1099-DIV. For the tax year of 2017, all of our total distributions are characterized as non-qualified dividends.

In March 2017, our Board of Directors authorized a share buy back program, or the Share Buy Back Program, pursuant to which we may, from time to time, purchase up to 100,000 shares of our common stock. No repurchases were made by us during the fourth quarter of 2017.

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

Overview

We are a New York-based real estate finance company that specializes in originating, servicing and managing a portfolio of first mortgage loans. We offer short-term, secured, non-banking loans (sometimes referred to as “hard money” loans), which we may renew or extend on, before or after their initial term expires, to real estate investors to fund their acquisition, renovation, rehabilitation or development of residential or commercial properties located around the New York metropolitan area. We elected to be taxed as a REIT commencing with our taxable year ended December 31, 2014. As a REIT, we are required to distribute at least 90% of our REIT taxable income to our shareholders on an annual basis.

The properties securing the loans are generally classified as residential or commercial real estate and, typically, are not income producing. Each loan is secured by a first mortgage lien on real estate. In addition, each loan is personally guaranteed by the principal(s) of the borrower, which guarantee may be collaterally secured by a pledge of the guarantor’s interest in the borrower. The face amount of the loans we originated in the past seven years ranged from $30,000 to a maximum of $2 million. Our lending policy limits the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $2 million. Our loans typically have a maximum initial term of 12 months bearing interest at a fixed rate of 11% to 14% per year. In addition, we usually receive origination fees or “points” ranging from 0% to 3% of the original principal amount of the loan as well as other fees relating to underwriting and funding the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser) and in the case of construction financing, it is typically up to 80% of construction costs.

Since commencing this business in 2007, we have made over 610 loans and never foreclosed on a property and none of our loans have ever gone into default although sometimes we have renewed or extended our loans to enable the borrower to avoid premature sale or refinancing of the property. When we renew or extend a loan we receive additional “points” and other fees.

Our primary business objective is to grow our loan portfolio while protecting and preserving capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term through dividends. We intend to achieve this objective by continuing to selectively originate loans and carefully manage our portfolio of first mortgage real estate loans in a manner designed to generate attractive risk-adjusted returns across a variety of market conditions and economic cycles. We believe that the demand for relatively small loans secured by residential and commercial real estate held for investment around the New York metropolitan market is significant and growing and that traditional lenders, including banks and other financial institutions, that usually address this market are unable to satisfy this demand. This demand/supply imbalance has created an opportunity for non-bank “hard money” real estate lenders like us to selectively originate high-quality first mortgage loans on attractive terms and that this condition should persist for a number of years. We have built our business on a foundation of intimate knowledge of the New York metropolitan area real estate market combined with a disciplined credit and due diligence culture that is designed to protect and preserve capital. We believe that our flexibility in terms of meeting the needs of borrowers without compromising our standards on credit risk, our expertise, our intimate knowledge of the New York metropolitan area real estate market and our focus on newly originated first mortgage loans, has defined our success until now and should enable us to continue to achieve our objectives.

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

At December 31, 2017, we were committed to an additional $5,280,500 in construction loans that can be drawn by our borrowers when certain conditions are met.

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

Results of operations

Years ended December 31, 2017 and 2016

Total revenue

Total revenue for the year ended December 31, 2017 was approximately $5,919,000 compared to approximately $4,649,000 for the year ended December 31, 2016, an increase of $1,270,000, or 27.3%. The increase in revenue represents an increase in lending operations. In 2017, approximately $5,016,000 of our revenue represents interest income on secured, real estate loans that we offer to small businesses compared to approximately $3,845,000 in 2016, and approximately $903,000 represents origination fees on such loans compared to approximately $803,000 in 2016. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for the year ended December 31, 2017 were approximately $1,227,000 compared to approximately $780,000 for the year ended December 31, 2016, an increase of $447,000 or 57.3%. The increase in interest and amortization of deferred financing costs was primarily attributable to the use of the Webster Credit Line and the issuance of senior secured notes (See Notes 5 and 6 to the financial statements included elsewhere in this report) in order to increase our ability to make loans.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2017 were approximately $1,227,000 compared to approximately $1,006,000 for the year ended December 31, 2016, an increase of $221,000 or 22.0%. The increase is primarily attributable to bonuses to officers and increases in payroll, board compensation, travel and meal expenses.

Other loss

Other loss for the years ended December 31, 2017 and 2016 was approximately $20,000 and $15,000, respectively, which results from our write down of the value of our investment in a privately held company.

Net Income

Net income for the year ended December 31, 2017 was approximately $3,439,000 compared to approximately $2,837,000 for the year ended December 31, 2016, an increase of $602,000, or 21.2%. The increase is primarily attributable to the increase in revenue, offset by the increase in interest and amortization of deferred financing costs.

Liquidity and Capital Resources

At December 31, 2017, we had cash and cash equivalents of approximately $136,000 compared to cash and cash equivalents of approximately $96,000 at December 31, 2016.

For the years ended December 31, 2017 and 2016, net cash provided by operating activities was approximately $3.5 million and $3.1 million, respectively. The increase in net cash provided by operating activities primarily results from an increase in net income, offset by an increase in interest receivable on loans.

For the year ended December 31, 2017, net cash used in investing activities was approximately $10.4 million, compared to approximately $3.9 million for the year ended December 31, 2016. Net cash used in investing activities for the year ended December 31, 2017 primarily consisted of the issuance of our short term commercial loans in the amount of approximately $37.9 million, offset by collection of these loans in the amount of approximately $27.5 million. Net cash used in investing activities for the year ended December 31, 2016 primarily consisted of the issuance of our short term commercial loans in the amount of approximately $36.7 million, offset by collection of these loans in the amount of approximately $32.8 million.

For the year ended December 31, 2017, net cash provided by financing activities was approximately $6.9 million, compared to approximately $792,000 for the year ended December 31, 2016. Net cash provided by financing activities for the year ended December 31, 2017 reflects the net proceeds from the line of credit of approximately $10.4 million and the proceeds from the exercise of options of approximately $20,000, offset by dividend payment of approximately $3.3 million, the purchase of treasury shares of approximately $172,000 and the deferred financing costs of approximately $43,000. Net cash provided by financing activities for the year ended December 31, 2016 reflects the net proceeds from the public bond offering of approximately $5.3 million, the net proceeds from the public stock offering of approximately $4.2 million, and the proceeds from the exercise of warrants of approximately $410,000, offset by the repayment of the line of credit of approximately $5.3 million, the repayment of short-term loans of approximately $1.1 million, and the dividend payment of approximately $2.7 million.

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

Effective July 7, 2017, we entered into an amendment of the Webster Credit Line (the “Amendment”). In conjunction with the execution of the Amendment, the Company also entered into an Amended Note and the Fee Letter, each dated July 7, 2017, with Webster. Pursuant to the terms of the Amendment, the Webster Credit Line was increased by $1 million to $15 million in the aggregate, with an option, at the discretion of Webster, to increase the Webster Credit Line to $20 million in the aggregate. The term of the Webster Credit Line was extended to February 28, 2021, unless sooner terminated, and contains a provision that permits a Company option for a further extension of the Webster Credit Line until February 28, 2022, subject to Webster’s consent. Pursuant to the terms of the Amendment, the terms of the personal guaranty provided by Mr. Ran were amended such that the potential sums owed under Mr. Ran’s personal guaranty will not exceed the sum of $500,000 plus any costs relating to the enforcement of the personal guaranty.

In addition, the interest rates relating to the Webster Credit Line were amended such that the interest rates now equal (i) LIBOR plus 3.75% plus a 0.5% agency fee or (ii) a Base Rate (as defined in the Webster Credit Line) plus 2.25% plus a 0.5% agency fee, as chosen by the Company for each drawdown. Finally, the Amendment provides that the Company shall not permit mortgage loans that are outstanding more than 24 months after their origination date to comprise more than 17.5% of their total portfolio of mortgage loans at any time. Pursuant to the terms of the Fee Letter, the Company agreed to pay Webster an agency fee equal to 0.5% per annum on the actual principal amount of advances outstanding during any month, as well as a $15,000 syndication fee.

On August 8, 2017, we entered into an amendment and restatement of the Webster Credit Line (the “Amended Credit Agreement”) with Webster and Flushing. In conjunction with the execution of the Amended Credit Agreement, we also entered into a note with Flushing (the “Flushing Note”) in the principal aggregate amount of $5 million and an amended fee letter with Webster, each dated August 8, 2017. Pursuant to the terms of the Amended Credit Agreement, the Company’s existing Webster Credit Line was amended to include Flushing as an additional lender, as well as increased the funds available under the original Webster Credit Line by $5 million, to $20 million in the aggregate. The Amended Credit Agreement also incorporated and restated previously reported amendments. In addition, Mr. Ran executed an Amended and Restated Guaranty, which was restated to include previously reported amendments. Finally, the Company executed the Amended Fee Letter which incorporated previously reported amendments.

We were in compliance with all covenants of the Amended Credit Agreement as of December 31, 2017. At December 31, 2017, the outstanding amount under the Amended Credit Agreement was $16,914,594. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% agency fee, for December 31, 2017 was 5.819%.

Until our initial public offering in 1999, our principal source of funds was cash flow from operations, which funded both our working capital needs and capital expenditures. In May 1999, we completed our initial public offering in which we raised net proceeds of approximately $6.4 million.

In July 2014, we completed a public offering of 1,754,386 common shares, which raised gross proceeds of $5 million and net proceeds of approximately $4.3 million, after deducting our underwriting discounts and commissions and offering expenses. As a result of this offering, we satisfied all of the requirements to be taxed as a REIT and elected to be taxed as a REIT commencing with our taxable year ended December 31, 2014. In order to maintain our qualification for taxation as a REIT and avoid any excise tax on our net taxable income, we are required to distribute each year at least 90% of our REIT taxable income. If we distribute less than 100% of our taxable income (but more than 90%), the undistributed portion will be taxed at the regular corporate income tax rates. As a REIT, we may also be subject to federal excise taxes and minimum state taxes.

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

On April 25, 2016, MBC Funding II, our wholly owned subsidiary, completed an underwritten public offering of the Notes in the aggregate principal amount of $6,000,000 under the Indenture, dated April 25, 2016, among MBC Funding II, as the issuer, us, as guarantor, and Worldwide Stock Transfer LLC, as Indenture Trustee, or the Indenture. We guaranteed MBC Funding II’s obligations under the Notes, which are secured by our pledge of 100% of the outstanding common shares of MBC Funding II we own. The Notes mature on April 22, 2026, unless redeemed earlier, and accrue interest at a rate of 6% per annum commencing on May 16, 2016 and will be payable monthly, in arrears, in cash, on the 15th day of each calendar month, commencing June 2016.

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

We guaranteed MBC Funding II’s obligations under the Notes, which are secured by our pledge of 100% of the outstanding common shares of MBC Funding II that we own. The gross proceeds to MBC Funding II from this offering were $6 million, and the net proceeds were approximately $5.2 million, after deducting the underwriting discounts and commissions and other offering expenses. MBC Funding II utilized the proceeds to purchase a pool of mortgage loans from us, which we in turn used to pay down the Webster Credit Line.

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

On March 14, 2017, our Board of Directors authorized the Share Buy Back Program, pursuant to which we may, from time to time, purchase up to 100,000 shares of our common stock. The Share Buy Back Program does not obligate the Company to purchase any shares and expired on March 14, 2018. The authorization for the Share Buy Back Program was able to be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time. To date, we have purchased 33,102 shares of the Company’s common stock for an aggregate of $172,156 pursuant to the Share Buy Back Program.

We anticipate that our current cash balances and the Amended Credit Agreement, as described above, together with our cash flows from operations will be sufficient to fund our operations for the next 12 months. In addition, from time to time, we also rely on short term unsecured loans from our executive officers in order to provide us with the flexibility necessary to maintain a steady deployment of capital. While we have obtained such loans from our executive officers in the past, we may not necessarily require such loans if the proceeds from the Webster Credit Line and our general working capital are at sufficient levels. However, we expect our working capital requirements to increase over the next 12 months as we continue to strive for growth.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.

Contractual Obligations

Set forth below is a summary of our current obligations as of December 31, 2017 to make future payments due by the period indicated below, excluding payables and accruals. We expect to be able to meet our obligations in the ordinary course.

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Operating Lease Obligations (*)	$185,000	$47,000	$138,000	$—	$—
Senior Secured Notes	$6,000,000	$—	$—	$—	$6,000,000
Amounts due under Amended Credit Agreement at December 31, 2017	$16,914,594	$—	$16,914,594	$—	$—

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Our executive officers and directors and their respective ages as of March 19, 2018 are as follows:

Name	Age	Position

Assaf Ran	52	Founder, Chairman of the Board, Chief Executive Officer and President
Vanessa Kao	40	Chief Financial Officer, Vice President, Treasurer and Secretary
Michael Jackson (1)(2)(3)	53	Director
Eran Goldshmit (1)(2)(3)	51	Director
Lyron Bentovim (1)	48	Director

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

Set forth below is a brief description of the background and business experience of our executive officers and directors:

Assaf Ran, our founder, has been our Chief Executive Officer, president and chairman since our inception in 1989. Mr. Ran has 29 years of senior management experience leading public and private businesses. Mr. Ran started several yellow page businesses from the ground up and managed to make each one of them successful. Mr. Ran’s professional experience and background with us, as our director since March 1999, have given him the expertise needed to serve as one of our directors.

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

Michael J. Jackson has been a member of the Board since July 2000. Since May 2017, Mr. Jackson has been the Chief Financial Officer of Radius Global Market Research. From March 2016 through April 2017, Mr. Jackson served as the Chief Financial Officer and executive vice president of both Ethology, Inc., a digital marketing agency, and Tallwave, LLC, a business design and innovation agency. From April 2007 through February 2016, he was the Chief Financial Officer and the executive vice president of iCrossing, Inc., a digital marketing agency. From October 1999 to April 2007, he was the executive vice president and Chief Financial Officer of AGENCY.COM, a global Internet professional services company. He served as the chief accounting officer of AGENCY.com from May 2000 and as its corporate controller from August 1999 until September 2001. From October 1994 until August 1999, Mr. Jackson was a manager at Arthur Andersen, LLP and Ernst and Young. Mr. Jackson also served on the New York State Society Auditing Standards and Procedures Committee from 1998 to 1999 and served on the New York State Society’s SEC Committee from 1999 to 2001. Mr. Jackson holds an M.B.A. in Finance from Hofstra University and is a certified public accountant. For the five years ended May 2008, Mr. Jackson was a member of the board of directors of Adstar, Inc. (OTC PINK: ADST). Mr. Jackson’s professional experience and background with other companies and with us have given him the expertise needed to serve as one of our directors.

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

To the best of our knowledge, based solely on review of the copies of such forms furnished to us, or written representations that no other forms were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent (10%) shareholders were complied with during 2017.

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

The Compensation Committee is comprised entirely of directors who satisfy the standards of independence applicable to compensation committee members under Section 16(b) of the Exchange Act.

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

Item 11. Executive Compensation

The following Summary Compensation Table sets forth all compensation earned by or paid to, in all capacities, during the years ended December 31, 2017 and 2016 by (i) the Company’s Chief Executive Officer and (ii) the most highly compensated executive officers, other than the CEO, who were serving as executive officers and whose total compensation exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executives”):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	All Other Compensation	Total
		($)	($)	($)(1)	($)
Assaf Ran
Chief Executive Officer and President	2017	$290,000	$78,000	$8,700	$376,700
	2016	$250,000	$—	$7,500	$257,500

Vanessa Kao
Chief Financial Officer, Vice President, Treasurer and Secretary	2017	$137,000	$26,000	$4,110	$167,110
	2016	$131,000	$10,000	$3,930	$144,930

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

In June 2016, the Compensation Committee approved an increase of Mr. Ran’s annual base salary from $225,000 to $275,000. In June 2017, the Compensation Committee approved another increase of Mr. Ran’s annual base salary from $275,000 to $305,000. In 2017, the Compensation Committee also approved a special bonus of $33,000 and an annual bonus of $45,000 to Mr. Ran.

Restricted Stock Grant

On September 9, 2011, upon shareholders approval at the 2011 annual meeting of shareholders, we granted 1,000,000 restricted common shares (the “Restricted Shares”) to Mr. Ran, our Chief Executive Officer. Under the terms of the restricted shares agreement (the “Restricted Shares Agreement”), Mr. Ran agreed to forfeit options held by him exercisable for an aggregate of 280,000 common shares with exercise prices above $1.21 per share and agreed not to exercise additional options held by him for an aggregate of 210,000 common shares with exercise prices below $1.21 per share (the “Remaining Options”). Until their expiration, Mr. Ran was required to forfeit approximately 4.76 Restricted Shares for each common share issued upon any exercise of the Remaining Options. All of the Remaining Options expired as of March 18, 2014. In addition, Mr. Ran may not sell, convey, transfer, pledge, encumber or otherwise dispose of the Restricted Shares until the earliest to occur of the following: (i) September 9, 2026, with respect to 1/3 of the Restricted Shares, September 9, 2027 with respect to an additional 1/3 of the Restricted Shares and September 9, 2028 with respect to the final 1/3 of the Restricted Shares; (ii) the date on which Mr. Ran’s employment is terminated by us for any reason other than for “Cause” (i.e., misconduct that is materially injurious to us monetarily or otherwise, including engaging in any conduct that constitutes a felony under federal, state or local law); or (iii) the date on which Mr. Ran’s employment is terminated on account of (A) his death; or (B) his disability, which, in the opinion of his personal physician and a physician selected by us prevents him from being employed with us on a full-time basis (each such date being referred to as a “Risk Termination Date”). If at any time prior to a Risk Termination Date Mr. Ran’s employment is terminated by us for Cause, or by Mr. Ran voluntarily for any reason other than death or disability, Mr. Ran will forfeit that portion of the Restricted Shares which has not previously vested. Mr. Ran has the power to vote the Restricted Shares and will be entitled to all dividends payable with respect to the Restricted Shares.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards to the Named Executives as of December 31, 2017.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Assaf Ran Chief Executive Officer and President	1,000,000	5,950,000	(1)(2)

(1)	Calculated based on the closing market price of $5.95 at the end of the last completed fiscal year on December 29, 2017.

(2)	Mr. Ran may not sell, convey, transfer, pledge, encumber or otherwise dispose of the Restricted Shares until the earliest to occur of the following: (i) September 9, 2026, with respect to 1/3 of the Restricted Shares, September 9, 2027 with respect to an additional 1/3 of the Restricted Shares and September 9, 2028 with respect to the final 1/3 of the Restricted Shares; (ii) the date on which Mr. Ran’s employment is terminated by us for any reason other than for “Cause;” or (iii) on a Risk Termination Date. If at any time prior to a Risk Termination Date Mr. Ran’s employment is terminated by us for Cause or Mr. Ran voluntarily terminates his employment for any reason other than death or disability, Mr. Ran will forfeit that portion of the Restricted Shares which have not previously vested.

Compensation of Directors

Generally, each independent director of the Company is granted an option for 7,000 common shares upon first taking office. Prior to March 14, 2017, each independent member of the Board received cash compensation of $5,000 per year, plus an additional $300 for each committee meeting attended. On March 14, 2017, the Compensation Committee elected to increase the annual cash compensation paid to each independent member of the Board to $7,500. Other than the grant of options at the time each independent director first takes office, we do not currently anticipate granting our directors additional options as part of their compensation.

The table below summaries the compensation paid to our directors for the year ended December 31, 2017:

Director Compensation

Name (a)	Fees Earned or Paid in Cash ($)
Michael Jackson	$9,600
Eran Goldshmit (1)	$9,300
Lyron Bentovim	$9,000

(1)	At December 31, 2017, Mr. Goldshmit held stock options to purchase an aggregate of 14,000 common shares at exercise prices ranging from $1.53 to $2.92 per share.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table, together with the accompanying footnotes, sets forth information, as of March 19, 2018, regarding the beneficial ownership of our common shares by all persons known by us to beneficially own more than 5% of our outstanding common shares, each Named Executive Officer, each director, and all of our directors and executive officers as a group:

Name of Beneficial Owner	Amount of Beneficial Ownership (1)	Percentage of Class

Executive Officers and Directors
Assaf Ran (2)	2,521,000	31.09%
Vanessa Kao	5,236	*
Michael Jackson	35,000	*
Eran Goldshmit (3)	23,050	*
Lyron Bentovim	43,987	*
All executive officers and directors as a group (5 persons) (4)	2,628,273	32.36%

* Less than 1%

(1)	A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from March 19, 2018 upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from March 19, 2018 have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on 8,108,934 shares outstanding on March 19, 2018.

(2)	Includes 1,000,000 Restricted Shares granted to Mr. Ran on September 9, 2011, which was approved by shareholders at our 2011 annual meeting of shareholders. Mr. Ran may not sell, convey, transfer, pledge, encumber or otherwise dispose of the Restricted Shares until the earliest to occur of the following: (i) September 9, 2026, with respect to 1/3 of the Restricted Shares, September 9, 2027 with respect to an additional 1/3 of the Restricted Shares and September 9, 2028 with respect to the final 1/3 of the Restricted Shares; (ii) the date on which Mr. Ran’s employment is terminated by us for any reason other than for “Cause;” or (iii) on a Risk Termination Date. If at any time prior to a Risk Termination Date Mr. Ran’s employment is terminated by us for Cause or Mr. Ran voluntarily terminates his employment for any reason other than death or disability, Mr. Ran will forfeit that portion of the Restricted Shares which have not previously vested. Mr. Ran’s address is c/o Manhattan Bridge Capital, Inc., 60 Cutter Mill Road, Suite 205, Great Neck, New York 11021.

(3)	Includes an aggregate of 14,000 shares underlying options at exercise prices ranging from $1.53 to $2.92 per share.

(4)	Includes an aggregate of 14,000 shares underlying options beneficially owned by officers and directors as a group.

Equity Compensation Plan Information

On June 23, 2009, we adopted the 2009 Stock Option Plan (the “Plan”) which replaced the 1999 Stock Option Plan as amended (the “Prior Plan”), which expired in May 2009. All options granted under the Prior Plan were expired, exercised or cancelled.

The following table summarizes the options granted under the Plan as of December 31, 2017. The shares covered by outstanding options are subject to adjustment for changes in capitalization, stock splits, stock dividends and similar events.

	Equity Compensation Plan Table
	Number of securities(1) to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities(1) remaining available for future issuance under equity compensation plans
Equity Compensation Plans Approved By Security Holders
Grants under the Company’s 2009 Stock Option Plan	14,000	$2.23	262,000
Equity Compensation Plans Not Approved By Security Holders	-	-	-
Total	14,000	$2.23	262,000

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

The Plan is administered by the Compensation Committee of the Board. 262,000 common shares are reserved for award grants under the Plan, subject to adjustment as provided in Section 9 of the Plan. As of December 31, 2017, approximately five persons were eligible to participate in the Plan, consisting of two executive officers and three independent directors. The Board has resolved not to grant any options to Mr. Ran until all of the Restricted Shares have vested.

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

Item 13. Certain Relationships and Related Transactions and Director Independence

During the third quarter of 2017, Mr. Ran, our Chief Executive Officer, made two bridge loans to the Company in the aggregate amount of $860,000, which bore interest at a rate of 6% per annum. Both loans were repaid in full on August 8, 2017. The aggregate interest expense for these loans was $923.

Subsequent to December 31, 2017, Mr. Ran made three bridge loans to the Company in the aggregate amount of $950,000, which bore interest at a rate of 6% per annum. All loans were repaid in full on February 9, 2018. The aggregate interest expense for these loans was $1,533.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed by our principal accounting firm, Hoberman & Lesser, LLP, for the fiscal years ended December 31, 2017 and 2016 are as follows:

(a) Audit Fees

2017

The aggregate fees incurred during 2017 for our principal accountant were $65,500, covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2017.

2016

The aggregate fees incurred during 2016 for our principal accountant were $62,500, covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2016.

(b) Audit-Related Fees

There were no audit-related fees billed by our principal accountant during 2017 or 2016.

(c) Tax Fees

There were no tax fees billed by our principal accountant during 2017 or 2016.

(d) All Other Fees

No other fees, beyond those disclosed in this Item 14, were billed during 2017 or 2016 except that we were billed $36,750 in 2016 by our principal accountant for services rendered in connection with our Registration Statement on Form S-11 for our public offering in April 2016, and with our public offering in August 2016.

Audit Committee Pre-Approval, Policies and Procedures

Our Audit Committee approved the engagement with Hoberman & Lesser, LLP. These services were pre-approved by our Audit Committee to assure that such services do not impair the auditor’s independence from us.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1.	Financial Statements - See Index to Financial Statements on page F-1.

	2.	Financial Statement Schedules – See (c) below.

	3.	Exhibits – See (b) below.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation filed with the Secretary of State of New York in July 2014 (1)
3.2	Amended and Restated Bylaws effective in May 2014 (1)
4.1	Specimen Stock Certificate (2)
4.2	Form of Representative Warrants (3)
4.3	Form of Representative Warrants (4)
4.4	Indenture, dated as of April 25, 2016, among Manhattan Bridge Capital, Inc., MBC Funding II Corp and Worldwide Stock Transfer, LLC (5)
10.1**	Employment Agreement dated March 1, 1999 by and between Assaf Ran and the Company (6)
10.2	Lease Agreement by and between the Company and Majestic Neck Corp. for the premises located at 60 Cutter Mill Road, Great Neck, New York 11021. (7)
10.3**	Form of the Company’s 2009 Stock Option Plan, as amended (8)
10.4	Asset Purchase Agreement, dated as of April 25, 2016, between Manhattan Bridge Capital, Inc. and MBC Funding II Corp.(5)
10.5	Continuing Guaranty of Manhattan Bridge Capital Inc. dated April 25, 2016. (5)
10.6	Pledge Agreement, dated as of April 25, 2016, between Manhattan Bridge Capital and Worldwide Stock Transfer, LLC (5)
10.7	Guaranty dated April 25, 2016 of MBC Funding II Corp. (5)
10.8	Intercreditor Agreement, dated as of April 25, 2016, between Webster Business Credit Corp and Worldwide Stock Transfer, LLC (5)
10.9	Amendment of Lease, dated July 21, 2016, between the Company and Philips Cutter Mill Owner LLC for the premises located at 60 Cutter Mill Road, Great Neck, New York 11201 (7)
10.10**	Form of Restricted Share Agreement (9)
10.11**	Manhattan Bridge Capital, Inc. 2009 Stock Option Plan (10)
10.12	Amendment No. 3 Fee Letter, dated July 7, 2017, between Manhattan Bridge Capital, Inc. and Webster Business Credit Corporation (11)
10.13	Amended and Restated Revolving Credit Note, dated July 7, 2017, executed by Manhattan Bridge Capital, Inc (11)

Exhibit No.	Description
10.14	Amended and Restated Credit and Security Agreement, effective August 8, 2017, among Manhattan Bridge Capital, Inc., Webster Business Credit Corporation, and Flushing Bank (12)
10.15	Revolving Credit Note, effective August 8, 2017, between Manhattan Bridge Capital, Inc. and Flushing Bank (12)
21.1	List of Subsidiaries (13)
23.1	Consent of Hoberman & Lesser, LLP, dated March 16, 2018(*€)
31.1	Chief Executive Officer Certification under Rule 13a-14 (*€)
31.2	Chief Financial Officer Certification under Rule 13a-14 (*€)
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 (*)
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 (*)
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Schema Document
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

** Compensation plan or arrangement for current or former executive officers and directors.

*€ Filed herewith.

(1)	Previously filed as exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference.
(2)	Previously filed as exhibit to Registration Statement on Form SB-2/A filed on April 23, 1999 and incorporated herein by reference.
(3)	Previously filed as exhibit to Current Report on Form 8-K filed on August 15, 2016 and incorporated herein by reference.
(4)	Previously filed as exhibit to Current Report on Form 8-K filed on May 29, 2016 and incorporated herein by reference.

(5)	Previously filed as exhibit to Current Report on Form 8-K filed on April 27, 2016 and incorporated herein by reference.
(6)	Previously filed as exhibit to Registration Statement on Form SB-2 filed on March 10, 1999 and incorporated herein by reference.
(7)	Previously filed as exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and incorporated herein by reference.
(8)	Previously filed as Appendix A to Schedule 14A filed on August 5, 2011 and incorporated herein by reference.
(9)	Previously filed as Appendix B to Schedule 14A filed on August 5, 2011 and incorporated herein by reference.
(10)	Previously filed as exhibit to Registration Statement on Form S-8 filed on November 13, 2009 and incorporated herein by reference.
(11)	Previously filed as exhibit to Current Report on Form 8-K filed on July 13, 2017 and incorporated herein by reference.
(12)	Previously filed as exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 and incorporated herein by reference.
(13)	Previously filed as exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and incorporated by reference herein.

(c)	No financial statement schedules are included because the information is either provided in the financial statements or is not required under the related instructions or is inapplicable and such schedules therefore have been omitted.

Item 16. 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Manhattan Bridge Capital, Inc.

By:	/s/ Assaf Ran
Assaf Ran, President, Chief Executive Officer and Chairman of the Board of Directors

Date: March 19, 2018

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Assaf Ran	President, Chief Executive Officer and Chairman of the	March 19, 2018
Assaf Ran	Board of Directors (Principal Executive Officer)

/s/ Vanessa Kao	Chief Financial Officer (Principal Financial and	March 19, 2018
Vanessa Kao	Accounting Officer)

/s/ Lyron Bentovim	Director	March 19, 2018
Lyron Bentovim

/s/ Eran Goldshmit	Director	March 19, 2018
Eran Goldshmit

/s/ Michael Jackson	Director	March 19, 2018
Michael Jackson

MANHATTAN BRIDGE CAPITAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Manhattan Bridge Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Manhattan Bridge Capital, Inc. and Subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditors since 2007.

New York, New York
March 16, 2018

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2017 AND 2016

	2017	2016
Assets
Loans receivable	$45,124,000	$34,755,320
Interest receivable on loans	535,045	346,519
Cash and cash equivalents	136,441	96,299
Deferred financing costs	45,269	56,193
Other assets	55,941	79,193
Total assets	$45,896,696	$35,333,524

Liabilities and Stockholders’ Equity
Liabilities:
Line of credit	$16,914,594	$6,482,848
Senior secured notes (net of deferred financing costs of $622,584 and $697,669)	5,377,416	5,302,331
Deferred origination fees	298,471	315,411
Accounts payable and accrued expenses	167,559	105,541
Dividends payable	891,983	813,503
Total liabilities	23,650,023	13,019,634

Commitments and contingencies
Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common shares - $.001 par value; 25,000,000 authorized; 8,319,036 and 8,312,036 issued; 8,108,934 and 8,135,036 outstanding	8,319	8,312
Additional paid-in capital	23,167,511	23,134,013
Treasury stock, at cost - 210,102 and 177,000 shares	(541,491)	(369,335)
Accumulated deficit	(387,666)	(459,100)
Total stockholders’ equity	22,246,673	22,313,890

Total liabilities and stockholders’ equity	$45,896,696	$35,333,524

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
Interest income from loans	$5,015,987	$3,845,091
Origination fees	902,950	803,469
Total Revenue	5,918,937	4,648,560
Operating costs and expenses:
Interest and amortization of deferred financing costs	1,226,728	780,119
Referral fees	3,701	8,682
General and administrative expenses	1,227,003	1,005,653
Total operating costs and expenses	2,457,432	1,794,454

Income from operations	3,461,505	2,854,106
Loss on write-down of investment in privately held company (Note 7)	(20,000)	(15,000)
Income before income tax expense	3,441,505	2,839,106
Income tax expense	(2,971)	(2,146)
Net income	$3,438,534	$2,836,960

Basic and diluted net income per common share
—Basic	$0.42	$0.37
—Diluted	$0.42	$0.37

Weighted average number of common shares outstanding
—Basic	8,117,280	7,590,114
—Diluted	8,128,685	7,608,201

The accompanying notes are an integral part of these consolidated financial statements

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Totals
	Shares	Amount		Shares	Cost
Balance, January 1, 2016	7,441,039	$7,441	$18,500,524	177,000	$(369,335)	$(395,707)	$17,742,923
Non cash compensation			13,589				13,589
Exercise of warrants	97,888	98	409,687				409,785
Public offerings	773,109	773	4,210,213				4,210,986
Dividends paid						(2,086,850)	(2,086,850)
Dividends declared and payable						(813,503)	(813,503)
Net income for the year ended December 31, 2016						2,836,960	2,836,960
Balance, December 31, 2016	8,312,036	8,312	23,134,013	177,000	(369,335)	(459,100)	22,313,890
Non cash compensation			13,065				13,065
Purchase of treasury shares				33,102	(172,156)		(172,156)
Exercise of options	7,000	7	20,433				20,440
Dividends paid						(2,475,117)	(2,475,117)
Dividends declared and payable						(891,983)	(891,983)
Net income for the year ended December 31, 2017						3,438,534	3,438,534
Balance, December 31, 2017	8,319,036	$8,319	$23,167,511	210,102	$(541,491)	$(387,666)	$22,246,673

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
Cash flows from operating activities:
Net income	$3,438,534	$2,836,960
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	129,131	101,351
Depreciation	4,595	3,810
Non cash compensation expense	13,065	13,589
Loss on write-down of investment in privately held company (Note 7)	20,000	15,000
Changes in operating assets and liabilities
Interest receivable on loans	(188,526)	36,053
Other current and non current assets	323	3,468
Accounts payable and accrued expenses	62,019	5,898
Deferred origination fees	(16,940)	35,729
Net cash provided by operating activities	3,462,201	3,051,858

Cash flows from investing activities:
Issuance of short term loans	(37,871,500)	(36,657,000)
Collections received from loans	27,502,820	32,805,720
Purchase of fixed assets	(1,666)	(3,019)
Net cash used in investing activities	(10,370,346)	(3,854,299)

Cash flows from financing activities:
Proceeds from (repayments of) line of credit, net	10,431,746	(5,338,251)
Repayments of short-term loans, net	—	(1,095,620)
Proceeds from public stock offering, net	—	4,210,986
Proceeds from public bond offering, net	—	5,309,297
Dividends paid	(3,288,621)	(2,704,293)
Purchase of treasury shares	(172,156)	—
Deferred financing costs incurred	(43,122)	—
Proceeds from exercise of stock options and warrants	20,440	409,785
Net cash provided by financing activities	6,948,287	791,904

Net increase (decrease) in cash and cash equivalents	40,142	(10,537)
Cash and cash equivalents, beginning of year	96,299	106,836
Cash and cash equivalents, end of year	$136,441	$96,299

Supplemental Cash Flow Information:
Taxes paid during the year	$2,971	$ 1 ,948
Interest paid during the year	$1,034,097	$691,581

Supplement Information – Noncash Information:
Dividend declared and payable	$891,983	$813,503

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

1. The Company

Manhattan Bridge Capital, Inc. (“MBC”) and its wholly-owned subsidiaries DAG Funding Solutions, Inc. (dissolved in September 2016) (“DAG Funding”) and MBC Funding II Corp. (“MBC Funding” and collectively with MBC and DAG Funding until it was dissolved, the “Company”), offer short-term, secured, non–banking loans (sometimes referred to as “hard money” loans) to real estate investors to fund their acquisition, renovation, rehabilitation or development of residential or commercial properties located around the New York metropolitan area.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents with two major financial institutions. Accounts at the financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000.

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

Income Taxes

The Company follows Accounting Standards Codification (“ASC”) 740-10, “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2017 and 2016, the Company has no material uncertain tax positions to be accounted for in the financial statements. The Company recognizes interest and penalties related to uncertain tax positions, if any, as part of income tax expense.

The Company is organized and conducts its operations to qualify as a real estate investment trust for federal income tax purposes (“REIT”). The Company elected to be taxed as a REIT commencing with its taxable year ended December 31, 2014. A REIT calculates taxable income similar to other domestic corporations, with the major difference being a REIT is entitled to a deduction for dividends paid. A REIT is generally required to distribute each year at least 90% of its REIT taxable income. If it chooses to retain the remaining 10% of taxable income, it may do so, but it will be subject to a corporate income tax on such income. The Company may be subject to federal excise tax and minimum state taxes.

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

Deferred Financing Costs

The Company presents deferred financing costs, excluding those incurred in connection with its line of credit, in the balance sheet as a direct reduction from the related debt liability rather than an asset, in accordance with Accounting Standards Update (“ASU”) 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. These costs, incurred in connection with the issuance of the Company’s senior secured notes, are being amortized over ten years, using the straight-line method, as the difference between use of the effective interest method is not material.

Deferred financing costs in connection with the Company’s Webster Credit Line, as discussed in Note 5, are presented as an asset in the balance sheet, in accordance with ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line of Credit Arrangements”. These costs are being amortized over the term of the respective agreement, using the straight-line method.

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

The numerator in calculating both basic and diluted EPS for each year is the reported net income. The denominator is based on the following weighted average number of common shares:

	Years ended December 31,
	2017	2016
Basic weighted average common shares outstanding	8,117,280	7,590,114
Incremental shares for assumed exercise of options	11,405	18,087
Diluted weighted average common shares outstanding	8,128,685	7,608,201

59,238 and 32,944 vested options and warrants were not included in the diluted EPS calculation for the years ended December 31, 2017 and 2016, respectively, because their effect would have been anti-dilutive.

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

Fair Value of Financial Instruments

For cash and cash equivalents, the line of credit and accounts payable, as well as interest bearing commercial loans held by the Company, the carrying amount approximates fair value due to the relative short-term nature of such instruments. The Company determines the fair value of its senior secured notes using market prices which currently approximate their carrying amount.

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (the “FASB”) issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. For all entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The ASU expands the activities that qualify for hedge accounting and simplifies the rules for reporting hedging transactions. For public companies that file with the Securities Exchange Commission (“SEC”), the standard is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In November 2017, the FASB issued ASU 2017-14, “Income Statement – Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606).” The ASU adds, amends, and supersedes certain paragraphs of the ASC pursuant to Staff Accounting Bulletin No. 116 and SEC Release 33-10403, which amends the ASC to align SEC guidance with the new guidance in ASC Topic 606. Adoption of ASU 2017-14 should be concurrent with an entity’s adoption of the guidance contained in ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The ASU amends ASC 220, “Income Statement — Reporting Comprehensive Income,” to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. In addition, under the ASU, an entity will be required to provide certain disclosures regarding stranded tax effects. For all entities, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

Cash equivalents and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy. The Company’s Level 1 investments are valued using quoted market prices in active markets. As of December 31, 2017 and 2016, the Company’s Level 1 investments consisted of cash and money market accounts in the amount of approximately $136,000 and $96,000, respectively, and were recorded as cash and cash equivalents in the Company’s consolidated balance sheets.

4. Commercial Loans

Loans Receivable

The Company offers short-term secured non–banking loans to real estate investors (also known as hard money) to fund their acquisition and construction of properties located around the New York Metropolitan area. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the borrowers. The loans are generally for a term of one year. The short term loans are initially recorded, and carried thereafter, in the financial statements at cost. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term.

For the years ended December 31, 2017 and 2016, the total amounts of $37,871,500 and $36,657,000, respectively, have been lent, offset by collections received from borrowers, under the commercial loans in the amount of $27,502,820 and $32,805,720, respectively. The face amounts of the loans the Company originated in the past seven years have ranged from a minimum of $30,000 to a maximum of $2,000,000. The Company’s board of directors established a policy limiting the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $2 million. The Company’s loans typically have a maximum initial term of 12 months and bear interest at a fixed rate of 11% to 14% per year. In addition, the Company usually receives origination fees, or “points,” ranging from 0% to 3% of the original principal amount of the loan as well as other fees relating to underwriting, funding and managing the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser), and in the case of construction financing, up to 80% of construction costs.

At December 31, 2017, the Company was committed to an additional $5,280,500 in construction loans that can be drawn by the borrowers when certain conditions are met.

At December 31, 2017 and 2016, no one entity has loans outstanding representing more than 10% of the total balance of the loans outstanding.

The Company generally grants loans for a term of one year. When a performing loan reaches its maturity and the borrower requests an extension, the Company may extend the term of the loan beyond one year. Prior to granting an extension of any loan, we reevaluates the underlying collateral.

Credit Risk

Credit risk profile based on loan activity as of December 31, 2017 and 2016:

Performing loans	Developers- Residential	Developers- Commercial	Developers- Mixed Used	Total outstanding loans
December 31, 2017	$41,739,000	$900,000	$2,485,000	$45,124,000
December 31, 2016	$31,865,320	$500,000	$2,390,000	$34,755,320

At December 31, 2017, the Company’s loans receivable consisted of loans in the amount of $80,000, $400,000, $2,940,000 and $13,187,500, originally due in 2014, 2015, 2016 and 2017, respectively. At December 31, 2016, the Company’s loans receivable consisted of loans in the amount of $225,000, $475,000, $1,477,320 and $6,102,500, originally due in 2013, 2014, 2015 and 2016, respectively. In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans. Accordingly, at December 31, 2017 and 2016, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof included in operations for the years then ended.

Subsequent to the balance sheet date, $7,567,500 of the loans receivable at December 31, 2017 were paid off, including $5,257,500 originally due in or before 2017.

5. Line of Credit and Loans

Line of Credit

Currently, we have a $20 million credit line with Webster Business Credit Corporation (“Webster”) and Flushing Bank (“Flushing”). On February 27, 2015, the Company entered into a Line of Credit and Security Agreement (the “Webster Credit Line”) with Webster pursuant to which it could borrow up to $14 million until February 27, 2018 against assignments of mortgages and other collateral. The Webster Credit Line initially provided for an interest rate (until amended – as described below) of either LIBOR plus 4.75% or the base commercial lending rate of Webster plus 3.25% as chosen by the Company for each drawdown. The Webster Credit Line contains various covenants and restrictions including, among other covenants and restrictions, limiting the amount that the Company can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans the Company makes to its customers, limiting the Company’s ability to pay dividends under certain circumstances, and limiting the Company’s ability to repurchase its common shares, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates. In addition, the Webster Credit Line also contains a cross default provision which will deem any default under any indebtedness owed by us or our subsidiary, MBC Funding II, as a default under the credit line. Mr. Assaf Ran, the Company’s President and Chief Executive Officer, had personally guaranteed all of the Company’s obligations to Webster.

Effective July 7, 2017, the Company entered into an Amendment of the Webster Credit Line (the “Amendment”), with Webster. In conjunction with the execution of the Amendment, the Company also entered into an Amended and Restated Revolving Credit Note (the “Amended Note”), and Amendment No. 3 Fee Letter (the “Fee Letter”), each dated July 7, 2017, with Webster. Pursuant to the terms of the Amendment, the Webster Credit Line was increased by $1 million to $15 million in the aggregate, with an option, at the discretion of Webster, to increase the Webster Credit Line to $20 million in the aggregate. The term of the Webster Credit Line was extended to February 28, 2021, unless sooner terminated, and contains a provision that permits a Company option for a further extension of the Webster Credit Line until February 28, 2022, subject to Webster’s consent. Pursuant to the terms of the Amendment, the terms of the personal guaranty provided by Mr. Ran were amended such that the potential sums owed under Mr. Ran’s personal guaranty will not exceed the sum of $500,000 plus any costs relating to the enforcement of the personal guaranty.

In addition, the interest rates relating to the Webster Credit Line were amended such that the interest rates now equal (i) LIBOR plus 3.75% plus a 0.5% Agency Fee (as hereinafter defined) or (ii) a Base Rate (as defined in the Webster Credit Line) plus 2.25% plus a 0.5% Agency Fee, as chosen by the Company for each drawdown. Finally, the Amendment provides that the Company shall not permit mortgage loans that are outstanding more than 24 months after their origination date to comprise more than 17.5% of their total portfolio of mortgage loans at any time. Pursuant to the terms of the Fee Letter, the Company agreed to pay Webster an agency fee equal to 0.5% per annum (the “Agency Fee”) on the actual principal amount of advances outstanding during any month, as well as a $15,000 syndication fee.

On August 8, 2017, the Company entered into the Amended and Restated Credit Agreement (“Amended Credit Agreement”) with Webster and Flushing. In conjunction with the execution of the Amended Credit Agreement, the Company also entered into a Revolving Credit Note in the principal aggregate amount of $5 million with Flushing (the “Flushing Note”) and an Amended and Restated Fee Letter (the “Amended Fee Letter”) with Webster, each dated August 8, 2017. Pursuant to the terms of the Amended Credit Agreement, the Company’s existing Webster Credit Line was amended to include Flushing as an additional lender, as well as increased the funds available under the Webster Credit Line by $5 million, to $20 million in the aggregate. The Amended Credit Agreement also incorporated and restated previously reported amendments. In addition, Mr. Ran executed an Amended and Restated Guaranty, which was restated to include previously reported amendments. Finally, the Company executed the Amended Fee Letter which incorporated and restated previously reported amendments.

Total costs to establish the Webster Credit Line were approximately $144,000, and the total costs to amend the Webster Credit Line were approximately $43,000. These costs are being amortized over the term of the respective agreement, using the straight-line method. The amortization costs for the years ended December 31, 2017 and 2016 were $54,045 and $48,165, respectively.

The Company was in compliance with all covenants of the Amended Credit Agreement as of December 31, 2017. At December 31, 2017, the outstanding amount under the Amended Credit Agreement was $16,914,594. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% Agency Fee, for December 31, 2017 was 5.819%.

Short Term Loans

During the third quarter of 2017, Mr. Ran, the Chief Executive Officer of the Company, made two short term bridge loans to the Company in the aggregate amount of $860,000, at an interest rate of 6% per annum. Both loans were repaid in full on August 8, 2017. The aggregate interest expense for these loans was $923.

Subsequent to the balance sheet date, Mr. Ran made three short term bridge loans to the Company in the aggregate amount of $950,000, at an interest rate of 6% per annum. All loans were repaid in full on February 9, 2018. The aggregate interest expense for these loans was $1,533.

6. Senior Secured Notes

On April 25, 2016, in an initial public offering, MBC Funding issued 6% senior secured notes, due April 22, 2026 (the “Notes”) in the aggregate principal amount of $6,000,000 under the Indenture, dated April 25, 2016, among MBC Funding, as Issuer, the Company, as Guarantor, and Worldwide Stock Transfer LLC, as Indenture Trustee (the “Indenture”). The Notes, having a principal amount of $1,000 each, are listed on the NYSE American and trade under the symbol “LOAN/26”. Interest accrues on the Notes commencing on May 16, 2016. The accrued interest is payable monthly in cash, in arrears, on the 15th day of each calendar month commencing June 2016.

Under the terms of the Indenture, the aggregate outstanding principal balance of the mortgage loans held by MBC Funding (see Note 11), together with MBC Funding’s cash on hand, must always equal at least 120% of the aggregate outstanding principal amount of the Notes at all times. To the extent the aggregate principal amount of the mortgage loans owned by MBC Funding plus MBC Funding’s cash on hand is less than 120% of the aggregate outstanding principal balance of the Notes, MBC Funding is required to repay, on a monthly basis, the principal amount of the Notes equal to the amount necessary such that, after giving effect to such repayment, the aggregate principal amount of all mortgage loans owned by MBC Funding plus, MBC Funding’s cash on hand at such time is equal to or greater than 120% of the outstanding principal amount of the Notes. For this purpose, each mortgage loan is deemed to have a value equal to its outstanding principal balance, unless the borrower is in default of its obligations.

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

7. Investment in Privately Held Company

The Company had an original investment in a privately held Israeli-based company in the amount of $100,000. The privately held company offers surgeons and radiologists the ability to detect cancer in real time. Due to the fact that the privately held company has experienced delays in executing its business plan, the Company determined to write down the value of its investment (included in other assets in the accompanying consolidated balance sheets) to $65,000 at December 31, 2013 and to $50,000 at December 31, 2015. The Company further wrote down the value of its investment to $35,000 at December 31, 2016 and to $15,000 at December 31, 2017, resulting in a charge to the statement of operations of $15,000 and $20,000, respectively, for the years ended December 31, 2016 and 2017.

8. Income Taxes

Income tax expense consists of the following:

	2017	2016
Current Taxes:
Federal	$—	$—
State	2,971	2,146
Income tax expense	$2,971	$2,146

9. Simple IRA Plan

On October 26, 2000, the board of directors approved a Simple IRA Plan (the “IRA Plan”) for the purpose of attracting and retaining valuable executives. The IRA Plan allows for participation by up to 100 eligible employees of the Company. Under the IRA Plan, eligible employees may contribute a portion of their pre-tax yearly salary, up to the maximum contribution limit for Simple IRA Plans ($12,500 for 2017) as set forth under the Internal Revenue Code of 1986, as amended, with the Company matching on a dollar-for-dollar basis up to 3% of the employees’ annual pre-tax compensation. These thresholds are subject to change under notice by the trustee for the IRA Plan. The Company is not responsible for any other costs under the IRA Plan. For the years ended December 31, 2017 and 2016 the Company contributed $12,810 and $11,430, respectively, as matching contributions to the IRA Plan.

10. Stock-Based Compensation

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

A maximum of 400,000 common shares were reserved for the grant of awards under the Plan, subject to adjustment as provided in Section 9 of the Plan. As of December 31, 2017, an aggregate of 376,000 options were granted under the Plan of which 238,000 options were cancelled or expired, and 262,000 are available for future grants under the Plan.

The exercise price of options granted under the Plan may not be less than the fair market value on the date of grant. Stock options under the Plan may be awarded to officers, key employees, consultants and non-employee directors of the Company. Generally, options outstanding vest over periods not exceeding four years and are exercisable for up to five years from the grant date.

Stock based compensation expense recognized under ASC 718 for the years ended December 31, 2017 and 2016 of $13,065 and $13,589, respectively, mainly reflects the amortization of the fair value of 1,000,000 restricted shares granted to the Company’s Chief Executive Officer on September 9, 2011 of $195,968, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value will be amortized over 15 years.

The following summarizes stock option activity for the years ended December 31, 2017 and 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	35,000	$1.92	2.35	$24,876
Expired in 2016	(7,000)	1.21
Outstanding at December 31, 2016	28,000	$2.10	1.75	$19,851
Exercised in 2017	(7,000)	2.92
Expired in 2017	(7,000)	1.02
Outstanding at December 31, 2017	14,000	$2.23	1.00	$10,513

There was no grant of options during the years ended December 31, 2017 and 2016. All outstanding options at December 31, 2017 and 2016 are vested and exercisable. The fair value of options granted, if any, is estimated on the date of grant using the Black-Scholes option-pricing model utilizing weighted average assumptions for (1) expected life; (2) annual dividend yield; (3) expected volatility; (4) risk free interest rate.

The following table summarizes information about stock options outstanding at December 31, 2017:

	Stock Option Outstanding
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
$ 1.01- $ 2.00	7,000	$1.53	0.50
$ 2.01- $ 3.00	7,000	2.92	1.50
	14,000	$2.23	1.00

On July 31, 2014, in connection with the Company’s public offering in July 2014, the Company issued warrants to purchase up to 87,719 common shares, with an exercise price of $3.5625 per common share, to the representative of the underwriters of the offering (the “July 2014 Rep Warrants”). These warrants are exercisable at any time, and from time to time, in whole or in part, commencing on July 28, 2015 and expire on July 28, 2019. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $42,224. At December 31, 2017, July 2014 Rep Warrants to purchase up to 4,000 common shares were outstanding.

On May 29, 2015, in connection with the Company’s public offering in May 2015, the Company issued warrants to purchase up to 50,750 common shares, with an exercise price of $5.4875 per common share, to the representative of the underwriters of the offering (the “May 2015 Rep Warrants”). These warrants are exercisable at any time, and from time to time, in whole or in part, commencing on May 22, 2016 and expire on May 22, 2020. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $54,928. At December 31, 2017, May 2015 Rep Warrants to purchase up to 19,031 common shares were outstanding.

On August 15, 2016, in connection with the Shelf Takedown (defined below), the Company issued warrants to purchase up to 33,612 common shares, with an exercise price of $7.4375 per common share, to the representative of the underwriters of the offering (the “August 2016 Rep Warrants”). The warrants are exercisable at any time, and from time to time, in whole or in part, commencing on August 9, 2017 and expire on August 9, 2021. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $47,020. At December 31, 2017, all of the August 2016 Rep Warrants were outstanding.

11. Public Offerings

As mentioned above, on April 25, 2016, MBC Funding completed a firm commitment underwritten public offering of 6% senior secured notes due April 22, 2026. The Company guaranteed MBC Funding’s obligations under the Notes, which are secured by a pledge by the Company of 100% of the outstanding common shares of MBC Funding it owns. The gross proceeds to MBC Funding II from this offering were $6,000,000, and the net proceeds were approximately $5,200,000, after deducting the underwriting discounts and commissions and other offering expenses. MBC Funding utilized the proceeds to purchase a pool of mortgage loans from MBC, which the Company in turn used to pay down the Webster Credit Line (see Note 5). In connection with the initial public offering of MBC Funding, our Chief Executive Officer purchased approximately $594,000 of the senior secured Notes and our Chief Financial Officer purchased approximately $38,000 of the senior secured Notes. Subsequent to the offering, our Chief Financial Officer purchased an additional $70,000 on the senior secured Notes.

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

12. Commitments and Contingencies

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

At December 31, 2017, approximate future minimum rental payments, including utilities, are as follows:

2018	$47,000
2019	49,000
2020	50,000
2021	39,000
Total	$185,000

Rent expense, including utilities, in the years 2017 and 2016 was approximately $49,000 and $45,000, respectively.

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

In June 2016, the Compensation Committee approved an increase of Mr. Ran’s annual base salary from $225,000 to $275,000. In June 2017, the Compensation Committee approved another increase of Mr. Ran’s annual base salary from $275,000 to $305,000. Mr. Ran’s annual base compensation for the years 2017 and 2016 were $290,000 and $250,000, respectively. In 2017, the Compensation Committee also approved a special bonus of $33,000 and an annual bonus of $45,000 to Mr. Ran.

13. Reclassifications

During the quarter ended June 30, 2017, management determined to adopt an unclassified balance sheet format for financial statement reporting purposes in order to be consistent with common practice in the REIT industry. Certain reclassifications have been made to the classified balance sheet as of December 31, 2016 to conform to the current year’s presentation.

