Form 10-Q
period 2018-03-31
MANHATTAN BRIDGE CAPITAL, INC
filed 2018-04-16
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of April 16, 2018, the registrant had a total of 8,108,934 shares of Common Stock, $.001 par value per share, outstanding.

MANHATTAN BRIDGE CAPITAL, INC.

Forward Looking Statements

This report contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the words “believe,” “expect,” “intend,” “estimate” and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial condition and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements”), including but not limited to the following: (i) our loan origination activities, revenues and profits are limited by available funds; (ii) we operate in a highly competitive market and competition may limit our ability to originate loans with favorable interest rates; (iii) our Chief Executive Officer is critical to our business and our future success may depend on our ability to retain him; (iv) if we overestimate the yields on our loans or incorrectly value the collateral securing the loan, we may experience losses; (v) we may be subject to “lender liability” claims; (vi) our due diligence may not uncover all of a borrower’s liabilities or other risks to its business; (vii) borrower concentration could lead to significant losses; and (viii) we may choose to make distributions in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive. The accompanying information contained in this report, including the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, identifies important factors that could cause such differences. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

All references in this Form 10-Q to “Company,” “we,” “us,” or “our” refer to Manhattan Bridge Capital, Inc. and its wholly-owned subsidiary, MBC Funding II Corp., unless the context otherwise indicates.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)	(audited)
Assets
Loans receivable	$46,056,500	$45,124,000
Interest receivable on loans	497,977	535,045
Cash and cash equivalents	185,532	136,441
Deferred financing costs	34,301	45,269
Other assets	81,883	55,941
Total assets	$46,856,193	$45,896,696
Liabilities and Stockholders’ Equity
Liabilities:
Line of credit	$17,764,153	$16,914,594
Senior secured notes (net of deferred financing costs of $603,813 and $622,584)	5,396,187	5,377,416
Deferred origination fees	320,723	298,471
Accounts payable and accrued expenses	144,273	167,559
Dividends payable	—	891,983
Total liabilities	23,625,336	23,650,023
Commitments and contingencies
Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common shares - $.001 par value; 25,000,000 shares authorized; 8,319,036 issued; 8,108,934 outstanding	8,319	8,319
Additional paid-in capital	23,170,777	23,167,511
Treasury stock, at cost - 210,102 shares	(541,491)	(541,491)
Retained earnings (accumulated deficit)	593,252	(387,666)
Total stockholders’ equity	23,230,857	22,246,673
Total liabilities and stockholders’ equity	$46,856,193	$45,896,696

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2018	2017

Interest income from loans	$1,429,249	$1,106,180
Origination fees	235,226	223,425
Total revenue	1,664,475	1,329,605
Operating costs and expenses:
Interest and amortization of deferred financing costs	397,705	231,582
Referral fees	333	1,360
General and administrative expenses	285,519	305,514
Total operating costs and expenses	683,557	538,456

Net income	$980,918	$791,149

Basic and diluted net income per common share:
—Basic	$0.12	$0.10
—Diluted	$0.12	$0.10

Weighted average number of common shares outstanding:
—Basic	8,108,934	8,135,036
—Diluted	8,121,728	8,158,316

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2018	2017

Cash flows from operating activities:
Net income	$980,918	$791,149
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	29,739	30,813
Depreciation	1,146	1,058
Non cash compensation expense	3,266	3,266
Changes in operating assets and liabilities:
Interest receivable on loans	37,068	(38,647)
Other assets	(27,088)	(20,594)
Accounts payable and accrued expenses	(23,286)	(22,927)
Deferred origination fees	22,252	10,607
Net cash provided by operating activities	1,024,015	754,725

Cash flows from investing activities:
Issuance of short term loans	(11,000,000)	(9,556,000)
Collections received from loans	10,067,500	9,107,000
Net cash used in investing activities	(932,500)	(449,000)

Cash flows from financing activities:
Proceeds from line of credit, net	849,559	734,199
Dividend paid	(891,983)	(813,503)
Cash restricted for reduction of line of credit	—	(202,061)
Net cash used in financing activities	(42,424)	(281,365)

Net increase in cash and cash equivalents	49,091	24,360
Cash and cash equivalents, beginning of period	136,441	96,299
Cash and cash equivalents, end of period	$185,532	$120,659

Supplemental Cash Flow Information:
Interest paid during the period	$364,292	$192,231

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

1. THE COMPANY

The accompanying unaudited consolidated financial statements of Manhattan Bridge Capital, Inc. (“MBC”), a New York corporation founded in 1989, and its consolidated subsidiary, MBC Funding II Corp. (“MBC Funding II”), a New York corporation formed in December 2015 (collectively referred to herein as the “Company”) have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2017 and the notes thereto included in the Company’s Annual Report on Form 10-K. Results of consolidated operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year.

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

The consolidated financial statements include the accounts of MBC and MBC Funding II. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Deferred financing costs in connection with the Company’s Credit and Security Agreement with Webster Business Credit Corporation (“Webster”), as amended, as well as the Amended and Restated Credit and Security Agreement with Webster and Flushing Bank (“Flushing”), as discussed in Note 6, are presented as an asset in the balance sheet, in accordance with ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line of Credit Arrangements”. These costs are being amortized over the term of the respective agreement, using the straight-line method.

2. RECENT TECHNICAL ACCOUNTING PRONOUNCEMENTS

In May 2017, the Financial Accounting Standards Board (the “FASB”) issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” This ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.” Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. For all entities, this standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” This ASU expands the activities that qualify for hedge accounting and simplifies the rules for reporting hedging transactions. For public companies that file with the Securities Exchange Commission (“SEC”), the standard is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU amends ASC 220, “Income Statement — Reporting Comprehensive Income,” to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. In addition, under the ASU, an entity will be required to provide certain disclosures regarding stranded tax effects. For all entities, this ASU is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

3. COMMERCIAL LOANS

Loans Receivable

The Company offers short-term secured non–banking loans to real estate investors (also known as hard money) to fund their acquisition and construction of properties located around the New York Metropolitan area. The loans are principally secured by collateral consisting of first mortgage positions on real estate and, generally, accompanied by personal guarantees from the principals of the borrowers. The loans are generally for a term of one year. The loans are initially recorded, and carried thereafter, in the financial statements at cost. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term.

At March 31, 2018, we were committed to $4,605,500 in construction loans that can be drawn by the borrowers when certain conditions are met.

At March 31, 2018, no one entity has loans outstanding representing more than 10% of the total balance of the loans outstanding.

The Company generally grants loans for a term of one year. When a performing loan reaches its maturity and the borrower requests an extension, the Company may extend the term of the loan beyond one year. Prior to granting an extension of any loan, the Company reevaluates the underlying collateral.

Credit Risk

Credit risk profile based on loan activity as of March 31, 2018 and December 31, 2017:

Performing loans	Developers- Residential	Developers- Commercial	Developers- Mixed Used	Total outstanding loans
March 31, 2018	$41,186,500	$1,300,000	$3,570,000	$46,056,500
December 31, 2017	$41,739,000	$900,000	$2,485,000	$45,124,000

At March 31, 2018, the Company’s loans receivable includes loans in the amount of $180,000, $2,210,000 and $8,137,500 originally due in 2015, 2016 and 2017, respectively. In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans. Accordingly, at March 31, 2018, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof.

Subsequent to the balance sheet date, $1,600,000 of the loans receivable at March 31, 2018 were paid off.

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

The denominator is based on the following weighted average number of common shares:

	Three Months Ended March 31,
	2018	2017
Basic weighted average common shares outstanding	8,108,934	8,135,036
Incremental shares for assumed exercise of options	12,794	23,280
Diluted weighted average common shares outstanding	8,121,728	8,158,316

57,849 and 27,751 vested options and warrants were not included in the diluted earnings per share calculation for the three month periods ended March 31, 2018 and 2017, respectively, because their effect would have been anti-dilutive.

5. SHARE – BASED COMPENSATION

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

Share based compensation expense recognized under ASC 718 for each of the three month periods ended March 31, 2018 and 2017 of $3,266 represents the amortization of the fair value of 1,000,000 restricted shares granted to the Company’s Chief Executive Officer on September 9, 2011 of $195,968, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value will be amortized over 15 years.

No share based compensation activity occurred during the three month period ended March 31, 2018. The following summarizes stock options outstanding (all vested and exercisable) at March 31, 2018:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2018	14,000	$2.23	0.75	$10,513

On July 31, 2014, in connection with the Company’s public offering in July 2014, the Company issued warrants to purchase up to 87,719 common shares, with an exercise price of $3.5625 per common share, to the representative of the underwriters of the offering (the “July 2014 Representative Warrants”). These warrants are exercisable at any time, and from time to time, in whole or in part, commencing on July 28, 2015 and expire on July 28, 2019. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $42,224. At March 31, 2018, July 2014 Representative Warrants to purchase up to 4,000 common shares were outstanding.

On May 29, 2015, in connection with the Company’s public offering in May 2015, the Company issued warrants to purchase up to 50,750 common shares, with an exercise price of $5.4875 per common share, to the representative of the underwriters of the offering (the “May 2015 Representative Warrants”). These warrants are exercisable at any time, and from time to time, in whole or in part, commencing on May 22, 2016 and expire on May 22, 2020. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $54,928. At March 31, 2018, May 2015 Representative Warrants to purchase up to 19,031 common shares were outstanding.

On August 15, 2016, in connection with a public offering of the Company’s Common Stock, the Company issued warrants to purchase up to 33,612 common shares, with an exercise price of $7.4375 per common share, to the representative of the underwriters of the offering (the “August 2016 Representative Warrants”). The warrants are exercisable at any time, and from time to time, in whole or in part, commencing on August 9, 2017 and expire on August 9, 2021. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $47,020. At March 31, 2018, all of the August 2016 Representative Warrants were outstanding.

6. LINE OF CREDIT AND LOANS

Line of Credit

Currently, we have a $20 million credit line with Webster and Flushing. On February 27, 2015, the Company entered into a Credit and Security Agreement (the “Webster Credit Line”) with Webster pursuant to which it could borrow up to $14 million against assignments of mortgages and other collateral. The Webster Credit Line was initially in effect until February 27, 2018. The Webster Credit Line initially provided for an interest rate (until amended – as described below) of either LIBOR plus 4.75% or the base commercial lending rate of Webster plus 3.25% as chosen by the Company for each drawdown. The Webster Credit Line contains various covenants and restrictions including, among other covenants and restrictions, limiting the amount that the Company can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans the Company makes to its customers, limiting the Company’s ability to pay dividends under certain circumstances, and limiting the Company’s ability to repurchase its common shares, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates. In addition, the Webster Credit Line also contains a cross default provision which will deem any default under any indebtedness owed by us or our subsidiary, MBC Funding II, as a default under the credit line. Mr. Assaf Ran, the Company’s President and Chief Executive Officer, had personally guaranteed all of the Company’s obligations to Webster.

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

Total costs to establish the Webster Credit Line were approximately $144,000, and the total costs to amend the Webster Credit Line were approximately $43,000. These costs are being amortized over the term of the respective agreement, using the straight-line method. The amortization costs for the three months ended March 31, 2018 and 2017 were $10,968 and $12,041, respectively.

The Company was in compliance with all covenants of the Amended Credit Agreement as of March 31, 2018. At March 31, 2018, the outstanding amount under the Amended Credit Agreement was $17,764,153. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% Agency Fee, for March 31, 2018 was 6.13688%.

Short Term Loans

In the beginning of 2018, Mr. Ran, the Chief Executive Officer of the Company, made three short term bridge loans to the Company in the aggregate amount of $950,000, at an interest rate of 6% per annum. All loans were repaid in full on February 9, 2018. The aggregate interest expense for these loans was $1,533.

7. SENIOR SECURED NOTES

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

Under the terms of the Indenture, the aggregate outstanding principal balance of the mortgage loans held by MBC Funding, together with MBC Funding’s cash on hand, must always equal at least 120% of the aggregate outstanding principal amount of the Notes at all times. To the extent the aggregate principal amount of the mortgage loans owned by MBC Funding plus MBC Funding’s cash on hand is less than 120% of the aggregate outstanding principal balance of the Notes, MBC Funding is required to repay, on a monthly basis, the principal amount of the Notes equal to the amount necessary such that, after giving effect to such repayment, the aggregate principal amount of all mortgage loans owned by MBC Funding plus, MBC Funding’s cash on hand at such time is equal to or greater than 120% of the outstanding principal amount of the Notes. For this purpose, each mortgage loan is deemed to have a value equal to its outstanding principal balance, unless the borrower is in default of its obligations.

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

Each Noteholder has the right to cause MBC Funding to redeem his, her or its Notes on April 22, 2021. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest up to, but not including, the date of redemption, without penalty or premium. In order to exercise this right, the Noteholder must notify MBC Funding, in writing, no earlier than November 22, 2020 and no later than January 22, 2021. All Notes that are subject to a properly and timely notice will be redeemed on April 22, 2021. Any Noteholder who fails to make a proper and timely election will be deemed to have waived his, her or its right to have his, her or its Notes redeemed prior to the maturity date.

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

8. COMMITMENTS AND CONTINGENCIES

Operating Lease

On July 21, 2016, the Company amended its existing lease (the “Lease Amendment”) for its corporate headquarters located at 60 Cutter Mill Road, Great Neck, New York, to extend the term of the lease for an additional five years, through September 30, 2021. Among other things, the Lease Amendment provides for gradual annual rent increases from approximately $3,500 per month during the first year to $3,900 per month during the fifth year of the extension term.

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

Since commencing this business in 2007, we have made over 620 loans and never foreclosed on a property. In addition, none of our loans have ever gone into default, although sometimes we have renewed or extended our loans to enable the borrower to avoid premature sale or refinancing of the property. When we renew or extend a loan we receive additional “points” and other fees.

Our primary business objective is to grow our loan portfolio while protecting and preserving capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term through dividends. We intend to achieve this objective by continuing to selectively originate and fund loans secured by first mortgages on residential real estate held for investment located around the New York metropolitan area and to carefully manage and service our portfolio in a manner designed to generate attractive risk-adjusted returns across a variety of market conditions and economic cycles. We believe that current market dynamics, specifically the demand/supply imbalance for relatively small real estate loans, presents significant opportunities for us to selectively originate high-quality first mortgage loans on attractive terms and we believe that these market conditions should persist for a number of years. We have built our business on a foundation of intimate knowledge of the New York metropolitan area real estate market combined with a disciplined credit and due diligence culture that is designed to protect and preserve capital. We believe that our flexibility and ability to structure loans that address the needs of our borrowers without compromising our standards on credit risk, our expertise, our intimate knowledge of the New York metropolitan area real estate market and our focus on newly originated first mortgage loans, has defined our success until now and should enable us to continue to achieve our objectives.

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

For the three month periods ended March 31, 2018 and 2017, the total amounts of $11,000,000 and $9,556,000, respectively, have been lent, offset by collections received from borrowers, under our commercial loans in the amounts of $10,067,500 and $9,107,000, respectively.

At March 31, 2018, we were committed to an additional $4,605,500 in construction loans that can be drawn by the borrowers when certain conditions are met.

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

Results of Operations

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Total revenue

Total revenues for the three month period ended March 31, 2018 were approximately $1,664,000 compared to approximately $1,330,000 for the three month period ended March 31, 2017, an increase of $334,000, or 25.1%. The increase in revenue was due to an increase in lending operations. For the three month period ended March 31, 2018, approximately $1,429,000 of our revenue represents interest income on secured commercial loans that we offer to small businesses compared to approximately $1,106,000 for the same period in 2017, and approximately $235,000 represents origination fees on such loans compared to approximately $223,000 for the same period in 2017. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for the three month period ended March 31, 2018 were approximately $398,000 compared to approximately $232,000 for the three month period ended March 31, 2017, an increase of $166,000, or 71.6%. The increase is primarily attributable to the use of the Webster Credit Line (See Note 6 to the financial statements included elsewhere in this report) in order to increase our ability to make loans.

General and administrative costs

General and administrative expenses for the three month period ended March 31, 2018 were approximately $286,000 compared to approximately $306,000 for the three month period ended March 31, 2017, a decrease of $20,000, or 6.5%. The decrease is primarily attributable to a special bonus to officers in 2017, offset by increases in appraisal, travel and meals expenses as well as in Nasdaq Capital Market fees.

Net income

Net income for the three month period ended March 31, 2018 was approximately $981,000 compared to approximately $791,000 for the three month period ended March 31, 2017, an increase of $190,000, or 24.0%. This increase is primarily attributable to the increase in revenue, offset by the increase in interest expense.

Liquidity and Capital Resources

At March 31, 2018, we had cash and cash equivalents of approximately $186,000 compared to cash and cash equivalents of approximately $136,000 at December 31, 2017.

For the three months ended March 31, 2018, net cash provided by operating activities was approximately $1,024,000, compared to approximately $755,000 for the three months ended March 31, 2017. The increase in net cash provided by operating activities primarily results from increases in net income and a decrease in interest receivable.

For the three months ended March 31, 2018, net cash used in investing activities was $932,500, compared to $449,000 for the three months ended March 31, 2017. Net cash used in investing activities for the three months ended March 31, 2018 consisted of the issuance of commercial loans in the amount of $11,000,000, offset by the collection of our commercial loans in the amount of $10,067,500. Net cash used in investing activities for the three months ended March 31, 2017 consisted of the issuance of commercial loans in the amount of $9,556,000, offset by the collection of our commercial loans in the amount of $9,107,000.

For the three months ended March 31, 2018, net cash used in financing activities was approximately $42,000, compared to approximately $281,000 for the three months ended March 31, 2017. Net cash used in financing activities for the three months ended March 31, 2018 reflects the dividend payment of approximately $892,000, offset by the proceeds from the Webster Credit Line in the amount of approximately $850,000. Net cash used in financing activities for the three months ended March 31, 2017 reflects the dividend payment of approximately $814,000 and the cash used to reduce the balance of the Company’s Credit and Security Agreement (the “Webster Credit Line”) with Webster Business Credit Corporation (“Webster”) (as described below) in the amount of approximately $202,000, offset by the proceeds from the Webster Credit Line in the amount of approximately $734,000.

On February 27, 2015, we entered into the Webster Credit Line with Webster pursuant to which we could initially borrow up to $14 million against assignments of mortgages and other collateral. The Webster Credit Line was initially in effect until February 27, 2018. Until July 7, 2017, the Webster Credit Line provided for an interest rate of either LIBOR plus 4.75% or the base commercial lending rate of Webster plus 3.25% as chosen by us for each drawdown. The Webster Credit Line contains various covenants and restrictions, including limiting the amount that we can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans we make to our customers. In addition, the Webster Credit Line also contains a cross default provision which will deem any default under any indebtedness owed by us or our subsidiary, MBC Funding II, as a default under the credit line. Mr. Assaf Ran, our Chief Executive Officer, had personally guaranteed all of our obligations to Webster.

Effective July 7, 2017, we entered into an amendment of the Webster Credit Line (the “Amendment”). In conjunction with the execution of the Amendment, we also entered into an Amended Note and Fee Letter, each dated July 7, 2017, with Webster. Pursuant to the terms of the Amendment, the Webster Credit Line was increased by $1 million to $15 million in the aggregate, with an option, at the discretion of Webster, to increase the Webster Credit Line to $20 million in the aggregate. The term of the Webster Credit Line was extended to February 28, 2021, unless sooner terminated, and contains a provision that permits a Company option for a further extension of the Webster Credit Line until February 28, 2022, subject to Webster’s consent. Pursuant to the terms of the Amendment, the terms of the personal guaranty provided by Mr. Ran were amended such that the potential sums owed under Mr. Ran’s personal guaranty will not exceed the sum of $500,000 plus any costs relating to the enforcement of the personal guaranty.

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

On August 8, 2017, we entered into an amendment and restatement of the Webster Credit Line (the “Amended Credit Agreement”) with Webster and Flushing Bank (“Flushing”). In conjunction with the execution of the Amended Credit Agreement, we also entered into a note with Flushing (the “Flushing Note”) in the principal aggregate amount of $5 million and an amended fee letter with Webster, each dated August 8, 2017. Pursuant to the terms of the Amended Credit Agreement, the Company’s existing Webster Credit Line was amended to include Flushing as an additional lender, as well as increased the funds available under the original Webster Credit Line by $5 million, to $20 million in the aggregate. The Amended Credit Agreement also incorporated and restated previously reported amendments. In addition, Mr. Ran executed an Amended and Restated Guaranty, which was restated to include previously reported amendments. Finally, the Company executed the Amended Fee Letter which incorporated previously reported amendments.

We were in compliance with all covenants of the Amended Credit Agreement as of March 31, 2018. At March 31, 2018, the outstanding amount under the Amended Credit Agreement was $17,764,153. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% Agency Fee, for March 31, 2018 was 6.13688%.

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

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Manhattan Bridge Capital, Inc. (Registrant)

Date: April 16, 2018	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: April 16, 2018	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

