Form 10-Q
period 2018-06-30
MANHATTAN BRIDGE CAPITAL, INC
filed 2018-07-27
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________________ to ____________________________

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

As of July 27, 2018, the Issuer had a total of 9,546,387 shares of Common Stock, $.001 par value per share, outstanding.

Forward Looking Statements

This report contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the words “believe,” “expect,” “intend,” “estimate” and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial condition and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements”), including but not limited to the following: (i) our loan origination activities, revenues and profits are limited by available funds; (ii) we operate in a highly competitive market and competition may limit our ability to originate loans with favorable interest rates; (iii) our Chief Executive Officer is critical to our business and our future success may depend on our ability to retain him [and to periodically obtain bridge loans from him]; (iv) if we overestimate the yields on our loans or incorrectly value the collateral securing the loan, we may experience losses; (v) we may be subject to “lender liability” claims; (vi) our due diligence may not uncover all of a borrower’s liabilities or other risks to its business; (vii) borrower concentration could lead to significant losses; and (viii) we may choose to make distributions in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive. The accompanying information contained in this report, including the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, identifies important factors that could cause such differences. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

All references in this Form 10-Q to “Company,” “we,” “us,” or “our” refer to Manhattan Bridge Capital, Inc. and its wholly-owned subsidiary, MBC Funding II Corp., unless the context otherwise indicates.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)	(audited)
Assets
Loans receivable	$51,846,500	$45,124,000
Interest receivable on loans	570,805	535,045
Cash and cash equivalents	129,490	136,441
Deferred financing costs	31,361	45,269
Other assets	142,064	55,941
Total assets	$52,720,220	$45,896,696

Liabilities and Stockholders’ Equity
Liabilities:
Line of credit	$20,000,000	$16,914,594
Short term loans - related party	2,430,000	—
Short term loan	1,000,000	—
Senior secured notes (net of deferred financing costs of $585,041 and $622,584)	5,414,959	5,377,416
Deferred origination fees	428,576	298,471
Accounts payable and accrued expenses	187,511	167,559
Dividends payable	—	891,983
Total liabilities	29,461,046	23,650,023

Commitments and contingencies
Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common shares - $.001 par value; 25,000,000 shares authorized; 8,327,917 and 8,319,036 issued, respectively; 8,117,815 and 8,108,934 outstanding, respectively	8,328	8,319
Additional paid-in capital	23,222,769	23,167,511
Treasury stock, at cost - 210,102 shares	(541,491)	(541,491)
Retained earnings (accumulated deficit)	569,568	(387,666)
Total stockholders’ equity	23,259,174	22,246,673

Total liabilities and stockholders’ equity	$52,720,220	$45,896,696

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income from loans	$1,423,352	$1,188,567	$2,852,600	$2,294,748
Origination fees	244,348	212,334	479,574	435,759
Total Revenue	1,667,700	1,400,901	3,332,174	2,730,507

Operating costs and expenses:
Interest and amortization of debt service costs	413,074	277,651	810,778	509,233
Referral fees	83	841	416	2,201
General and administrative expenses	305,155	270,471	590,674	575,986
Total operating costs and expenses	718,312	548,963	1,401,868	1,087,420
Income from operations	949,388	851,938	1,930,306	1,643,087
Loss on write-down of investment in privately held company	—	(10,000)	—	(10,000)
Income before income tax expense	949,388	841,938	1,930,306	1,633,087
Income tax expense	—	(1,872)	—	(1,872)
Net income	$949,388	$840,066	$1,930,306	$1,631,215

Basic and diluted net income per common share outstanding:
—Basic	$0.12	$0.10	$0.24	$0.20
—Diluted	$0.12	$0.10	$0.24	$0.20

Weighted average number of common shares outstanding:
—Basic	8,111,276	8,119,052	8,110,112	8,127,000
—Diluted	8,119,984	8,131,752	8,117,817	8,142,157

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net Income	$1,930,306	$1,631,215
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	51,451	61,625
Depreciation	2,274	2,186
Non cash compensation expense	6,532	6,532
Loss on write-down of investment in privately held company	—	10,000
Changes in operating assets and liabilities:
Interest receivable on loans	(35,760)	(110,599)
Other assets	(76,097)	(35,109)
Accounts payable and accrued expenses	19,952	(4,053)
Deferred origination fees	130,105	46,112
Other liabilities	—	25,000
Net cash provided by operating activities	2,028,763	1,632,909

Cash flows from investing activities:
Issuance of short term loans	(27,792,500)	(20,599,500)
Collections received from loans	21,070,000	14,113,000
Purchase of fixed assets	—	(1,666)
Net cash used in investing activities	(6,722,500)	(6,488,166)

Cash flows from financing activities:
Proceeds from line of credit, net	3,085,406	6,683,151
Proceeds from short-term loans, net	3,430,000	—
Dividend paid	(1,865,055)	(1,627,007)
Purchase of treasury shares	—	(172,156)
Capital raising costs	(12,300)	—
Proceeds from exercise of warrants	48,735	—
Net cash provided by financing activities	4,686,786	4,883,988

Net (decrease) increase in cash and cash equivalents	(6,951)	28,731
Cash and cash equivalents, beginning of year	136,441	96,299
Cash and cash equivalents, end of period	$129,490	$125,030

Supplemental Cash Flow Information:
Taxes paid during the period	$—	$1,872
Interest paid during the period	$733,215	$415,273

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

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

Deferred financing costs in connection with the Company’s Credit and Security Agreement with Webster Business Credit Corporation (“Webster”), as amended, as well as the Amended and Restated Credit and Security Agreement, as amended, with Webster and Flushing Bank (“Flushing”), as discussed in Note 6, are presented as an asset in the balance sheet, in accordance with ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line of Credit Arrangements”. These costs are being amortized over the term of the respective agreement, using the straight-line method.

2. RECENT TECHNICAL ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers,” which is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2017. This ASU outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. Several ASUs expanding and clarifying the initial guidance issued in ASU 2014-09 have been released since May 2014. Exclusions from the scope of this guidance include revenue resulting from loans, investment securities (available-for-sale and trading), investments in unconsolidated entities and leases. The Company adopted the ASU effective January 1, 2018. The Company evaluated the applicability of this guidance, considering the scope exceptions, and concluded that the adoption does not have an effect on its consolidated financial statements, primarily due to the new guidance not applying to revenue resulting from loans and lease contracts.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” This ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Accounting Standards Codification (“ASC”) 718, “Compensation –Stock Compensation.” Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. For all entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU amends ASC 220, “Income Statement – Reporting Comprehensive Income,” to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. In addition, under this ASU, an entity will be required to provide certain disclosures regarding stranded tax effects. For all entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This ASU supersedes ASC 505-50, “Equity Based Payment to Non-Employees,” (“ASC 505-50”) and expands the scope of ASC 718, “Compensation – Stock Compensation,” to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. For public companies that file with the SEC, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC 606, “Revenue from Contracts with Customers.” The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

At June 30, 2018, the Company was committed to $6,832,500 in construction loans that can be drawn by the borrowers when certain conditions are met.

At June 30, 2018, no one entity has loans outstanding representing more than 10% of the total balance of the loans outstanding.

The Company generally grants loans for a term of one year. When a performing loan reaches its maturity and the borrower requests an extension, the Company may extend the term of the loan beyond one year. Prior to granting an extension of any loan, the Company reevaluates the underlying collateral.

Credit Risk

Credit risk profile based on loan activity as of June 30, 2018 and December 31, 2017:

Performing loans	Developers- Residential	Developers- Commercial	Developers- Mixed Used	Total outstanding loans
June 30, 2018	$45,861,500	$3,160,000	$2,825,000	$51,846,500
December 31, 2017	$41,739,000	$900,000	$2,485,000	$45,124,000

At June 30, 2018, the Company’s loans receivable includes loans in the amount of $2,060,000 and $7,362,500 originally due in 2016 and 2017, respectively. In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans. Accordingly, at June 30, 2018, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof.

Subsequent to the balance sheet date, $1,725,000 of the loans receivable at June 30, 2018 were paid off.

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

The denominator is based on the following weighted average number of common shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic	8,111,276	8,119,052	8,110,112	8,127,000
Incremental shares for assumed exercise of options	8,708	12,700	7,705	15,157
Diluted	8,119,984	8,131,752	8,117,817	8,142,157

For the three and six month periods ended June 30, 2018, 46,054 and 47,057, stock options and warrants were not included in the diluted earnings per share calculation, respectively, because their effect would have been anti-dilutive.

For the three and six month periods ended June 30, 2017, 31,331 and 28,874, stock options and warrants were not included in the diluted earnings per share calculation, respectively, because their effect would have been anti-dilutive.

5. STOCK – BASED COMPENSATION

The Company measures and recognizes compensation awards for all stock option grants made to employees and directors, based on their fair value in accordance with ASC 718, “Compensation - Stock Compensation”, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. The cost will be recognized over the service period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 718 and ASC 505-50. All transactions with non-employees, in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more appropriately measurable.

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

Share based compensation expense recognized under ASC 718 for each of the six month periods ended June 30, 2018 and 2017 of $6,532 represents the amortization of the fair value of 1,000,000 restricted shares granted to the Company’s Chief Executive Officer on September 9, 2011 of $195,968, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value will be amortized over 15 years.

The following summarizes stock option activity for the six month period ended June 30, 2018:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	14,000	$2.23
Expired	(7,000)	1.53
Outstanding at June 30, 2018 (all vested and exercisable)	7,000	$2.92	1.00	$5,034

On July 31, 2014, in connection with the Company’s public offering in July 2014, the Company issued warrants to purchase up to 87,719 common shares, with an exercise price of $3.5625 per common share, to the representative of the underwriters of the offering (the “July 2014 Representative Warrants”). These warrants are exercisable at any time, and from time to time, in whole or in part, commencing on July 28, 2015 and expire on July 28, 2019. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $42,224. At June 30, 2018, July 2014 Representative Warrants to purchase up to 4,000 common shares were outstanding.

On May 29, 2015, in connection with the Company’s public offering in May 2015, the Company issued warrants to purchase up to 50,750 common shares, with an exercise price of $5.4875 per common share, to the representative of the underwriters of the offering (the “May 2015 Representative Warrants”). These warrants are exercisable at any time, and from time to time, in whole or in part, commencing on May 22, 2016 and expire on May 22, 2020. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $54,928. At June 30, 2018, May 2015 Representative Warrants to purchase up to 10,150 common shares were outstanding.

On August 15, 2016, in connection with a public offering of the Company’s Common Stock, the Company issued warrants to purchase up to 33,612 common shares, with an exercise price of $7.4375 per common share, to the representative of the underwriters of the offering (the “August 2016 Representative Warrants”). The warrants are exercisable at any time, and from time to time, in whole or in part, commencing on August 9, 2017 and expire on August 9, 2021. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $47,020. At June 30, 2018, all of the August 2016 Representative Warrants were outstanding.

6. LINE OF CREDIT AND LOANS

Line of Credit

Currently, we have a $25 million credit line with Webster and Flushing. On February 27, 2015, the Company entered into a Credit and Security Agreement (the “Webster Credit Line”) with Webster pursuant to which it could borrow up to $14 million against assignments of mortgages and other collateral. The Webster Credit Line was initially in effect until February 27, 2018. The Webster Credit Line initially provided for an interest rate (until amended – as described below) of either LIBOR plus 4.75% or the base commercial lending rate of Webster plus 3.25% as chosen by the Company for each drawdown. The Webster Credit Line contains various covenants and restrictions including, among other covenants and restrictions, limiting the amount that the Company can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans the Company makes to its customers, limiting the Company’s ability to pay dividends under certain circumstances, and limiting the Company’s ability to repurchase its common shares, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates. In addition, the Webster Credit Line also contains a cross default provision which will deem any default under any indebtedness owed by us or our subsidiary, MBC Funding II, as a default under the credit line. Mr. Assaf Ran, the Company’s President and Chief Executive Officer, had personally guaranteed all of the Company’s obligations to Webster.

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

In addition, the interest rates relating to the Webster Credit Line were amended such that the interest rates equaled (i) LIBOR plus 3.75% plus a 0.5% Agency Fee (as hereinafter defined) or (ii) a Base Rate (as defined in the Webster Credit Line) plus 2.25% plus a 0.5% Agency Fee, as chosen by the Company for each drawdown. Finally, the Amendment provided that the Company shall not permit mortgage loans that are outstanding more than 24 months after their origination date to comprise more than 17.5% of their total portfolio of mortgage loans at any time. Pursuant to the terms of the Fee Letter, the Company agreed to pay Webster an agency fee equal to 0.5% per annum (the “Agency Fee”) on the actual principal amount of advances outstanding during any month, as well as a $15,000 syndication fee.

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

Total costs to establish the Webster Credit Line were approximately $144,000, and the total costs to amend the Webster Credit Line were approximately $43,000. These costs are being amortized over the term of the respective agreement, using the straight-line method. The amortization costs for the six months ended June 30, 2018 and 2017 were $13,908 and $24,083, respectively.

The Company was in compliance with all covenants of the Amended Credit Agreement as of June 30, 2018. At June 30, 2018, the outstanding amount under the Amended Credit Agreement was $20,000,000. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% Agency Fee, for June 30, 2018 was 6.3435%.

Effective July 11, 2018, the Company entered into a Waiver and Amendment No. 1 to the Amended Credit Agreement (“Amendment II”) with Webster, Flushing and Mr. Ran, as guarantor. In conjunction with the execution of Amendment II, the Company also entered into an Amended and Restated Revolving Credit Note in the principal aggregate amount of $10,000,000 with Flushing (the “Amended Flushing Note”) and a Second Amended and Restated Fee Letter with Webster and Flushing, each dated July 11, 2018.

Pursuant to the terms of Amendment II, the Company’s existing Webster Credit Line was further increased by $5,000,000 to $25,000,000 in the aggregate. In addition, the interest rates relating to the Webster Credit Line were amended such that the interest rates now equal (i) LIBOR plus a premium, which rate aggregated approximately 6% as of July 11, 2018, or (ii) a Base Rate (as defined in the Amended Credit Agreement) plus 2.25% plus a 0.5% agency fee, as chosen by the Company for each drawdown. The Amendment II also permits the Company to repurchase, redeem or otherwise retire its equity securities in an amount not to exceed ten percent of its annual net income from the prior fiscal year.

Short Term Loans

During the second quarter of 2018, Mr. Ran, the Chief Executive Officer of the Company, and entities he controls, made seven short term loans to the Company in the aggregate amount of $2,741,227, at an interest rate of 6% per annum. Two of the loans in the aggregate amount of $311,227 were repaid in full in May 2018. The remaining loans, in the aggregate amount of $2,430,000 were repaid in full as of July 11, 2018. The Company also received a short-term loan from a third party lender in the amount of $1,000,000 at the rate of 12% per annum, and such short term loan was repaid in full as of July 12, 2018. The aggregate interest expense for these loans was approximately $19,000, of which approximately $9,000 was paid to Mr. Ran and entities he controls.

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

9. SUBSEQUENT EVENT

On July 24, 2018, the Company completed a public offering of 1,428,572 common shares at a public offering price of $7.00 per share (the “Offering”). The gross proceeds raised by the Company from the Offering were $10,000,004 before deducting underwriting discounts and commissions and other estimated offering expenses. The total net proceeds from the Offering were approximately $9,100,000. The Company has granted the underwriters a 45-day option to purchase up to 214,286 additional common shares to cover over-allotments, if any.

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

The properties securing the loans are generally classified as residential or commercial real estate and, typically, are not income producing. Each loan is secured by a first mortgage lien on real estate. In addition, each loan is personally guaranteed by the principal(s) of the borrower, which guarantee may be collaterally secured by a pledge of the guarantor’s interest in the borrower. The face amount of the loans we originated in the past seven years ranged from $30,000 to a maximum of $2 million. Our lending policy limits the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $2 million. Our loans typically have a maximum initial term of 12 months and bear interest at a fixed rate of 10% to 14% per year. In addition, we usually receive origination fees or “points” ranging from 0% to 2% of the original principal amount of the loan as well as other fees relating to underwriting and funding the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser) and in the case of construction financing, it is typically up to 80% of construction costs.

Since commencing this business in 2007, we have made over 660 loans valued at more than $210 million and never foreclosed on a property. We currently manage approximately 130 loans. In addition, none of our loans have ever gone into default, although sometimes we have renewed or extended our loans to enable the borrower to avoid premature sale or refinancing of the property. When we renew or extend a loan we receive additional “points” and other fees.

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

For the six month periods ended June 30, 2018 and 2017, the total amounts of $27,792,500 and $20,599,500, respectively, have been lent, offset by collections received from borrowers, under our commercial loans of $21,070,000 and $14,113,000, respectively.

At June 30, 2018, we were committed to $6,832,500 in construction loans that can be drawn by the borrowers when certain conditions are met.

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

Results of Operations

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

Revenue

Total revenues for the three month period ended June 30, 2018 were approximately $1,668,000 compared to approximately $1,401,000 for the three month period ended June 30, 2017, an increase of $267,000, or 19.1%. The increase in revenue represents an increase in lending operations. For the three month periods ended June 30, 2018 and 2017, approximately $1,423,000 and $1,189,000, respectively, of our revenues were attributable to interest income on the secured commercial loans that we offer to small businesses, and approximately $244,000 and $212,000, respectively, of our revenues were attributable to origination fees on such loans. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of debt service costs

Interest and amortization of debt service costs for the three month period ended June 30, 2018 were approximately $413,000 compared to approximately $278,000 for the three month period ended June 30, 2017, an increase of $135,000, or 48.6%. The increase is primarily attributable to the use of the Webster Credit Line (See Note 6 to the financial statements included elsewhere in this report) in order to increase our ability to make loans.

General and administrative expenses

General and administrative expenses for the three month period ended June 30, 2018 were approximately $305,000 compared to approximately $270,000 for the three month period ended June 30, 2017, an increase of $35,000, or 13.0%. The increase is primarily attributable to increases in payroll, insurance and advertising expenses, and legal fees.

Net income

Net income for the three month period ended June 30, 2018 was approximately $949,000 compared to approximately $840,000 for the three month period ended June 30, 2017, an increase of $109,000, or 13.0%. The increase is primarily attributable to the increase in revenue, offset by the increase in interest expenses.

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

Revenue

Total revenues for the six month period ended June 30, 2018 were approximately $3,332,000 compared to approximately $2,731,000 for the six month period ended June 30, 2017, an increase of $601,000, or 22.0%. The increase in revenue represents an increase in lending operations. For the six month periods ended June 30, 2018 and 2017, revenues of approximately $2,853,000 and $2,295,000, respectively, were attributable to interest income on secured commercial loans that we offer to small businesses, and approximately $480,000 and $436,000, respectively, were attributable to origination fees on such loans. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of debt service costs

Interest and amortization of debt service costs for the six month period ended June 30, 2018 were approximately $811,000 compared to approximately $509,000 for the six month period ended June 30, 2017, an increase of $302,000, or 59.3%. The increase is primarily attributable to the use of the Webster Credit Line (See Note 6 to the financial statements included elsewhere in this report) in order to increase our ability to make loans.

General and administrative expenses

General and administrative expenses for the six month period ended June 30, 2018 were approximately $591,000 compared to approximately $576,000 for the six month period ended June 30, 2017, an increase of $15,000, or 2.6%. The increase is primarily attributable to increases in appraisal, advertising, insurance, travel and meals expenses as well as in legal and Nasdaq Capital Market fees, offset by a special bonus to officers in 2017, which was not repeated in 2018.

Net income

Net income for the six month period ended June 30, 2018 was approximately $1,930,000 compared to approximately $1,631,000 for the six month period ended June 30, 2017, an increase of $299,000, or 18.3%. The increase is primarily attributable to the increase in revenue, offset by the increase in interest expenses.

Liquidity and Capital Resources

At June 30, 2018, we had cash and cash equivalents of approximately $129,000 compared to cash and cash equivalents of approximately $136,000 at December 31, 2017.

For the six months ended June 30, 2018, net cash provided by operating activities was approximately $2,029,000, compared to approximately $1,633,000 for the six months ended June 30, 2017. The increase in net cash provided by operating activities primarily results from increases in net income and in deferred origination fees, offset by an increase in other assets, including prepaid insurance.

For the six months ended June 30, 2018, net cash used in investing activities was approximately $6,723,000, compared to approximately $6,488,000 for the six months ended June 30, 2017. Net cash used in investing activities for the six months ended June 30, 2018 consisted of the issuance of commercial loans of approximately $27,793,000, offset by collection of our commercial loans of $21,070,000. In the period ended June 30, 2017, net cash used in investing activities consisted of the issuance of commercial loans of approximately $20,600,000, offset by collection of our commercial loans of $14,113,000.

For the six months ended June 30, 2018, net cash provided by financing activities was approximately $4,687,000, compared to approximately $4,884,000 for the six months ended June 30, 2017. Net cash provided by financing activities for the six months ended June 30, 2018 reflects the net proceeds from the Webster Credit Line of approximately $3,085,000, the net proceeds from short-term loans from our Chief Executive Officer and a third party of $3,430,000, and the proceeds from the exercise of warrants of approximately $49,000, offset by the dividend payment of approximately $1,865,000 and capital raising costs of approximately $12,000 relating to our public offering, as described below. Net cash provided by financing activities for the six months ended June 30, 2017 reflects the proceeds from the Webster Credit Line of approximately $6,683,000, offset by the dividend payment of approximately $1,627,000 and the purchase of treasury shares of approximately $172,000.

On February 27, 2015, we entered into the Webster Credit Line with Webster pursuant to which we could initially borrow up to $14,000,000 against assignments of mortgages and other collateral. The Webster Credit Line was initially in effect until February 27, 2018. Until July 7, 2017, the Webster Credit Line provided for an interest rate of either LIBOR plus 4.75% or the base commercial lending rate of Webster plus 3.25% as chosen by us for each drawdown. The Webster Credit Line contains various covenants and restrictions, including limiting the amount that we can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans we make to our customers. In addition, the Webster Credit Line also contains a cross default provision which will deem any default under any indebtedness owed by us or our subsidiary, MBC Funding II, as a default under the credit line. Mr. Assaf Ran, our Chief Executive Officer, had personally guaranteed all of our obligations to Webster.

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

In addition, the interest rates relating to the Webster Credit Line were amended such that the interest rates equaled (i) LIBOR plus 3.75% plus a 0.5% agency fee or (ii) a Base Rate (as defined in the Webster Credit Line) plus 2.25% plus a 0.5% agency fee, as chosen by the Company for each drawdown. Finally, the Amendment provided that the Company shall not permit mortgage loans that are outstanding more than 24 months after their origination date to comprise more than 17.5% of their total portfolio of mortgage loans at any time. Pursuant to the terms of the Fee Letter, the Company agreed to pay Webster an agency fee equal to 0.5% per annum on the actual principal amount of advances outstanding during any month, as well as a $15,000 syndication fee.

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

We were in compliance with all covenants of the Amended Credit Agreement as of June 30, 2018. At June 30, 2018, the outstanding amount under the Amended Credit Agreement was $20,000,000. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% Agency Fee, for June 30, 2018 was 6.3435%.

Effective July 11, 2018, we entered into a Waiver and Amendment No. 1 to the Amended Credit Agreement (“Amendment II”) with Webster, Flushing and Mr. Ran, as guarantor. In conjunction with the execution of Amendment II, we also entered into an Amended and Restated Revolving Credit Note in the principal aggregate amount of $10,000,000 with Flushing (the “Amended Flushing Note”) and a Second Amended and Restated Fee Letter with Webster and Flushing, each dated July 11, 2018.

Pursuant to the terms of Amendment II, the Company’s existing Webster Credit Line was further increased by $5 million to $25 million in the aggregate. In addition, the interest rates relating to Webster Credit Line were amended such that the interest rates now equal (i) LIBOR plus a premium, which rate aggregated approximately 6% as of July 11, 2018, or (ii) a Base Rate (as defined in the Amended Credit Agreement) plus 2.25% plus a 0.5% agency fee, as chosen by the Company for each drawdown. Amendment II also permits the Company to repurchase, redeem or otherwise retire its equity securities in an amount not to exceed ten percent of our annual net income from the prior fiscal year.

During the second quarter of 2018, Mr. Ran, and entities he controls, made several short term loans to the Company in the aggregate amount of approximately $2,700,000, at an interest rate of 6% per annum. Two of the loans in the aggregate amount of approximately $311,000 were repaid in full in May 2018. The remaining loans, in the aggregate amount of approximately $2,400,000 were repaid in full as of July 11, 2018. The Company also received a short-term loan from a third party lender in the amount of $1,000,000 at the rate of 12% per annum, and such short term loan was repaid in full as of July 12, 2018. The aggregate interest expense for these loans was approximately $19,000, of which approximately $9,000 was paid to Mr. Ran and entities he controls.

On July 24, 2018, the Company completed a public offering of 1,428,572 of its common shares at a public offering price of $7.00 per share (the “Offering”). The gross proceeds raised by the Company from the Offering were $10,000,004 before deducting underwriting discounts and commissions and other estimated offering expenses. The total net proceeds from the Offering were approximately $9,100,000. The Company has granted the underwriters a 45-day option to purchase up to 214,286 additional common shares to cover over-allotments, if any.

We anticipate that our current cash balances, the proceeds of the Offering, and the Amended Credit Agreement, as described above, together with our cash flows from operations will be sufficient to fund our operations for the next 12 months. In addition, from time to time, we receive short term unsecured loans from our executive officers, such as the loans we received from Mr. Ran during the first and second quarters of 2018, in order to provide us with the flexibility necessary to maintain a steady deployment of capital. However, we expect our working capital requirements to increase over the next 12 months as we continue to strive for growth.

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

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6. EXHIBITS

Exhibit No.	Description
10.1	Waiver and Amendment No. 1 to Amended and Restated Credit and Security Agreement, effective July 11, 2018, among Manhattan Bridge Capital, Inc., Webster Business Credit Corporation, Flushing Bank and Assaf Ran

10.2	Amended and Restated Revolving Credit Note, effective July 11, 2018, between Manhattan Bridge Capital, Inc. and Flushing Bank

31.1	Chief Executive Officer Certification under Rule 13a-14

31.2	Chief Financial Officer Certification under Rule 13a-14

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350

101.INS	XBRL Instance Document

101.CAL	XBRL Taxonomy Extension Schema Document

101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Manhattan Bridge Capital, Inc. (Registrant)

Date: July 27, 2018	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: July 27, 2018	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

