Form 10-Q
period 2018-09-30
MANHATTAN BRIDGE CAPITAL, INC
filed 2018-10-18
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________________ to ____________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

As of October 18, 2018, the registrant had a total of 9,663,601 shares of Common Stock, $.001 par value per share, outstanding.

MANHATTAN BRIDGE CAPITAL, INC.

Forward Looking Statements

This report contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the words “believe,” “expect,” “intend,” “estimate” and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial condition and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements”), including but not limited to the following: (i) our loan origination activities, revenues and profits are limited by available funds; (ii) we operate in a highly competitive market and competition may limit our ability to originate loans with favorable interest rates; (iii) our Chief Executive Officer is critical to our business and our future success may depend on our ability to retain him and to periodically obtain bridge loans from him; (iv) if we overestimate the yields on our loans or incorrectly value the collateral securing the loan, we may experience losses; (v) we may be subject to “lender liability” claims; (vi) our due diligence may not uncover all of a borrower’s liabilities or other risks to its business; (vii) borrower concentration could lead to significant losses; and (viii) we may choose to make distributions in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive. The accompanying information contained in this report, including the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, identifies important factors that could cause such differences. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

All references in this Form 10-Q to “Company,” “we,” “us,” or “our” refer to Manhattan Bridge Capital, Inc. and its wholly-owned subsidiary, MBC Funding II Corp., unless the context otherwise indicates.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)	(audited)
Assets
Loans receivable	$58,511,236	$45,124,000
Interest receivable on loans	642,133	535,045
Cash	140,716	136,441
Cash - restricted	1,719,542	—
Deferred financing costs	46,891	45,269
Other assets	100,705	55,941
Total assets	$61,161,223	$45,896,696

Liabilities and Stockholders’ Equity
Liabilities:
Line of credit	$21,717,346	$16,914,594
Senior secured notes (net of deferred financing costs of $566,270 and $622,584)	5,433,730	5,377,416
Deferred origination fees	497,852	298,471
Accounts payable and accrued expenses	152,394	167,559
Dividends payable	—	891,983
Total liabilities	27,801,322	23,650,023

Commitments and contingencies
Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common shares - $.001 par value; 25,000,000 shares authorized; 9,873,703 and 8,319,036 issued, respectively; 9,663,601 and 8,108,934 outstanding, respectively	9,874	8,319
Additional paid-in capital	33,107,269	23,167,511
Treasury stock, at cost - 210,102 shares	(541,491)	(541,491)
Retained earnings (accumulated deficit)	784,249	(387,666)
Total stockholders’ equity	33,359,901	22,246,673
Total liabilities and stockholders’ equity	$61,161,223	$45,896,696

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Interest income from loans	$1,616,518	$1,351,788	$4,469,118	$3,646,535
Origination fees	274,936	239,675	754,510	675,434
Total revenue	1,891,454	1,591,463	5,223,628	4,321,969

Operating costs and expenses:
Interest and amortization of debt service costs	429,421	352,359	1,240,199	861,591
Referral fees	250	750	667	2,951
General and administrative expenses	272,321	266,534	862,994	842,520
Total operating costs and expenses	701,992	619,643	2,103,860	1,707,062
Income from operations	1,189,462	971,820	3,119,768	2,614,907
Loss on write-down of investment in privately held company	—	(10,000)	—	(20,000)
Income before income tax expense	1,189,462	961,820	3,119,768	2,594,907
Income tax expense	(642)	(1,099)	(642)	(2,971)
Net income	$1,188,820	$960,721	$3,119,126	$2,591,936

Basic and diluted net income per common share outstanding:
—Basic	$0.13	$0.12	$0.37	$0.32
—Diluted	$0.13	$0.12	$0.37	$0.32

Weighted average number of common shares outstanding
—Basic	9,266,962	8,106,499	8,499,967	8,120,091
—Diluted	9,274,822	8,117,151	8,507,724	8,131,400

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net Income	$3,119,126	$2,591,936
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	75,073	95,378
Depreciation	3,287	3,398
Non cash compensation expense	9,798	9,798
Loss on write-down of investment in privately held company	—	20,000
Changes in operating assets and liabilities:
Interest receivable on loans	(107,088)	(161,823)
Other assets	(48,052)	(15,922)
Accounts payable and accrued expenses	(15,166)	24,730
Deferred origination fees	199,381	75,332
Net cash provided by operating activities	3,236,359	2,642,827

Cash flows from investing activities:
Issuance of short term loans	(42,417,500)	(30,314,500)
Collections received from loans	29,030,264	20,649,870
Purchase of fixed assets	—	(1,666)
Net cash used in investing activities	(13,387,236)	(9,666,296)

Cash flows from financing activities:
Proceeds from line of credit, net	4,802,752	9,691,647
Proceeds from public offering, net	9,882,780	—
Proceeds from exercise of stock options and warrants	48,735	20,440
Dividends paid	(2,839,193)	(2,457,455)
Cash restricted for reduction of line of credit	(1,719,542)	—
Deferred financing costs	(20,380)	(43,122)
Purchase of treasury shares	—	(172,156)
Net cash provided by financing activities	10,155,152	7,039,354

Net increase in cash	4,275	15,885
Cash, beginning of period	136,441	96,299
Cash, end of period	$140,716	$112,184

Supplemental Cash Flow Information:
Taxes paid during the period	$642	$2,971
Interest paid during the period	$1,142,341	$713,428

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

Deferred financing costs in connection with the Company’s Credit and Security Agreement with Webster Business Credit Corporation (“Webster”), as amended, as well as the Amended and Restated Credit and Security Agreement, as amended, with Webster and Flushing Bank (“Flushing”), as discussed in Note 7, are presented as an asset in the balance sheet, in accordance with ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line of Credit Arrangements”. These costs are being amortized over the term of the respective agreement, using the straight-line method.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU amends Accounting Standards Codification (“ASC”) 220, “Income Statement – Reporting Comprehensive Income,” to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. In addition, under this ASU, an entity will be required to provide certain disclosures regarding stranded tax effects. For all entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The standard is effective for all entities for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

3. CASH - RESTRICTED

Restricted cash mainly represents collections received, pending check clearance, from the Company’s commercial loans and is primarily dedicated to the reduction of the Company’s credit line established pursuant to the Company’s Credit and Security Agreement with Webster, dated February 27, 2015 (the “Webster Credit Line”) (see Note 7).

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

At September 30, 2018, the Company was committed to $7,641,500 in construction loans that can be drawn by the borrowers when certain conditions are met.

At September 30, 2018, no one entity has loans outstanding representing more than 10% of the total balance of the loans outstanding.

The Company generally grants loans for a term of one year. When a performing loan reaches its maturity and the borrower requests an extension, the Company may extend the term of the loan beyond one year. Prior to granting an extension of any loan, the Company reevaluates the underlying collateral.

Credit Risk

Credit risk profile based on loan activity as of September 30, 2018 and December 31, 2017:

Performing loans	Developers- Residential	Developers- Commercial	Developers- Mixed Used	Total outstanding loans
September 30, 2018	$51,496,236	$3,660,000	$3,355,000	$58,511,236
December 31, 2017	$41,739,000	$900,000	$2,485,000	$45,124,000

At September 30, 2018, the Company’s loans receivable includes loans in the amount of $2,060,000 and $6,447,500 originally due in 2016 and 2017, respectively. In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans. Accordingly, at September 30, 2018, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof.

Subsequent to the balance sheet date, $954,000 of the loans receivable at September 30, 2018 were paid off.

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

The denominator is based on the following weighted average number of common shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic	9,266,962	8,106,499	8,499,967	8,120,091
Incremental shares for assumed exercise of options	7,860	10,652	7,757	11,309
Diluted	9,274,822	8,117,151	8,507,724	8,131,400

For the three and nine month periods ended September 30, 2018, 46,902 and 47,005, exercisable stock options and warrants were not included in the diluted earnings per share calculation, respectively, because their effect would have been anti-dilutive.

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

Share based compensation expense recognized under ASC 718 for each of the nine month periods ended September 30, 2018 and 2017 of $9,798 represents the amortization of the fair value of 1,000,000 restricted shares granted to the Company’s Chief Executive Officer on September 9, 2011 of $195,968, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value will be amortized over 15 years.

The following summarizes stock option activity for the nine month period ended September 30, 2018:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	14,000	$2.23
Expired	(7,000)	1.53
Outstanding at September 30, 2018 (all vested and exercisable)	7,000	$2.92	0.75	$5,034

On July 31, 2014, in connection with the Company’s public offering in July 2014, the Company issued warrants to purchase up to 87,719 common shares, with an exercise price of $3.5625 per common share, to the representative of the underwriters of the offering (the “July 2014 Representative Warrants”). These warrants are exercisable at any time, and from time to time, in whole or in part, commencing on July 28, 2015 and expire on July 28, 2019. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $42,224. At September 30, 2018, July 2014 Representative Warrants to purchase up to 4,000 common shares were outstanding.

On May 29, 2015, in connection with the Company’s public offering in May 2015, the Company issued warrants to purchase up to 50,750 common shares, with an exercise price of $5.4875 per common share, to the representative of the underwriters of the offering (the “May 2015 Representative Warrants”). These warrants are exercisable at any time, and from time to time, in whole or in part, commencing on May 22, 2016 and expire on May 22, 2020. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $54,928. At September 30, 2018, May 2015 Representative Warrants to purchase up to 10,150 common shares were outstanding.

On August 15, 2016, in connection with a public offering of the Company’s Common Stock, the Company issued warrants to purchase up to 33,612 common shares, with an exercise price of $7.4375 per common share, to the representative of the underwriters of the offering (the “August 2016 Representative Warrants”). The warrants are exercisable at any time, and from time to time, in whole or in part, commencing on August 9, 2017 and expire on August 9, 2021. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $47,020. At September 30, 2018, all of the August 2016 Representative Warrants were outstanding.

7. LOANS AND LINE OF CREDIT

Line of Credit

Currently, we have a $25 million credit line with Webster and Flushing. On February 27, 2015, the Company entered into the Webster Credit Line with Webster pursuant to which it could borrow up to $14 million against assignments of mortgages and other collateral. The Webster Credit Line was initially in effect until February 27, 2018. The Webster Credit Line initially provided for an interest rate (until amended – as described below) of either LIBOR plus 4.75% or the base commercial lending rate of Webster plus 3.25% as chosen by the Company for each drawdown. The Webster Credit Line contains various covenants and restrictions including, among other covenants and restrictions, limiting the amount that the Company can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans the Company makes to its customers, limiting the Company’s ability to pay dividends under certain circumstances, and limiting the Company’s ability to repurchase its common shares, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates. In addition, the Webster Credit Line also contains a cross default provision which will deem any default under any indebtedness owed by us or our subsidiary, MBC Funding II, as a default under the credit line. Mr. Assaf Ran, the Company’s President and Chief Executive Officer, had personally guaranteed all of the Company’s obligations to Webster.

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

Total costs to establish the Webster Credit Line were approximately $144,000, and the total costs to amend the Webster Credit Line were approximately $64,000. These costs are being amortized over the term of the respective agreement, using the straight-line method. The amortization costs for the nine month periods ended September 30, 2018 and 2017 were $18,759 and $39,064, respectively.

The Company was in compliance with all covenants of the Amended Credit Agreement as of September 30, 2018. At September 30, 2018, the outstanding amount under the Amended Credit Agreement was $21,717,346. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% Agency Fee, for September 30, 2018 was 6.24%.

Short-Term Loans

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

9. PUBLIC OFFERING

On July 24, 2018, the Company completed a public offering of 1,428,572 common shares at a public offering price of $7.00 per share (the “Offering”). The gross proceeds raised by the Company from the Offering were approximately $10,821,000 (including approximately $821,000 from the sale of 117,214 additional common shares upon the partial exercise of the over-allotment option by the underwriter on August 1, 2018), before deducting underwriting discounts and commissions and other offering expenses. The total net proceeds from the Offering were approximately $9,883,000.

10. COMMITMENTS AND CONTINGENCIES

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

Since commencing this business in 2007, we have made over 700 loans valued at more than $233 million and never foreclosed on a property. We currently manage approximately 150 loans. In addition, none of our loans have ever gone into default, although sometimes we have renewed or extended our loans to enable the borrower to avoid premature sale or refinancing of the property. When we renew or extend a loan we receive additional “points” and other fees.

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

For the nine month periods ended September 30, 2018 and 2017, the total amounts of $42,417,500 and $30,314,500 have been lent, respectively, offset by collections received from borrowers, under our commercial loans in the amount of $29,030,264 and $20,649,870, respectively.

At September 30, 2018, we were committed to $7,641,500 in construction loans that can be drawn by the borrowers when certain conditions are met.

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

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Revenue

Total revenues for the three month period ended September 30, 2018 were approximately $1,891,000 compared to approximately $1,591,000 for the three month period ended September 30, 2017, an increase of $300,000, or 18.9%. The increase in revenue represents an increase in lending operations. For the three month periods ended September 30, 2018 and 2017, approximately $1,617,000 and $1,352,000, respectively, of our revenues were attributable to interest income on the secured commercial loans that we offer to small businesses, and approximately $275,000 and $240,000, respectively, of our revenues were attributable to origination fees on such loans. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of debt service costs

Interest and amortization of debt service costs for the three month period ended September 30, 2018 were approximately $429,000 compared to approximately $352,000 for the three month period ended September 30, 2017, an increase of $77,000, or 21.9%. The increase is primarily attributable to the use of the Webster Credit Line (See Note 7 to the financial statements included elsewhere in this report) in order to increase our ability to make loans.

General and administrative expenses

General and administrative expenses for the three month period ended September 30, 2018 were approximately $272,000 compared to approximately $267,000 for the three month period ended September 30, 2017, an increase of $5,000 or 1.9%. The increase is primarily attributable to increases in insurance and payroll expenses, offset by decreases in travel and meals expenses.

Net income

Net income for the three month period ended September 30, 2018 was approximately $1,189,000 compared to approximately $961,000 for the three month period ended September 30, 2017, an increase of $228,000, or 23.7%. The increase is primarily attributable to the increase in revenue, offset by the increase in interest expenses.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Revenue

Total revenues for the nine month period ended September 30, 2018 were approximately $5,224,000 compared to approximately $4,322,000 for the nine month period ended September 30, 2017, an increase of $902,000, or 20.9%. The increase in revenue represents an increase in lending operations. For the nine month periods ended September 30, 2018 and 2017, revenues of approximately $4,469,000 and $3,647,000, respectively, were attributable to interest income on the secured commercial loans that we offer to small businesses, and approximately $755,000 and $675,000, respectively, of our revenues were attributable to origination fees on such loans. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of debt service costs

Interest and amortization of debt service costs for the nine month period ended September 30, 2018 were approximately $1,240,000 compared to approximately $862,000 for the nine month period ended September 30, 2017, an increase of $378,000, or 43.9%. The increase is primarily attributable to the use of the Webster Credit Line (See Note 7 to the financial statements included elsewhere in this report) in order to increase our ability to make loans.

General and administrative expenses

General and administrative expenses for the nine month period ended September 30, 2018 were approximately $863,000 compared to approximately $843,000 for the nine month period ended September 30, 2017, an increase of $20,000, or 2.4%. The increase is primarily attributable to increases in Nasdaq Capital Market fees as well as in payroll, insurance, appraisal and advertising expenses, offset by a special bonus to officers in 2017, which was not repeated in 2018, and decreases in travel and meals expenses.

Net Income

Net income for the nine month period ended September 30, 2018 was approximately $3,119,000 compared to approximately $2,592,000 for the nine month period ended September 30, 2017, an increase of $527,000, or 20.3%. The increase is primarily attributable to the increase in revenue, offset by the increase in interest expenses.

Liquidity and Capital Resources

At September 30, 2018, we had cash of approximately $141,000 compared to cash of approximately $136,000 at December 31, 2017.

For the nine month period ended September 30, 2018, net cash provided by operating activities was approximately $3,236,000, compared to approximately $2,643,000 for the nine month period ended September 30, 2017. The increase in net cash provided by operating activities primarily results from increases in net income and in deferred origination fees, offset by an increase in interest receivable on loans.

For the nine month period ended September 30, 2018, net cash used in investing activities was approximately $13,387,000, compared to approximately $9,666,000 for the nine month period ended September 30, 2017. Net cash used in investing activities for the nine month period ended September 30, 2018 consisted of the issuance of commercial loans of approximately $42,418,000, offset by collection of our commercial loans of approximately $29,030,000. In the period ended September 30, 2017, net cash used in investing activities primarily consisted of the issuance of commercial loans of approximately $30,315,000, offset by collection of our commercial loans of approximately $20,650,000.

For the nine month period ended September 30, 2018, net cash provided by financing activities was approximately $10,155,000, compared to approximately $7,039,000 for the nine month period ended September 30, 2017. Net cash provided by financing activities for the nine month period ended September 30, 2018 reflects the net proceeds from the Webster Credit Line of approximately $4,803,000, the net proceeds from the public offering, as described below, of approximately $9,883,000, and proceeds from the exercise of warrants of approximately $49,000, offset by the dividend payments of approximately $2,839,000, the restricted cash used for the reduction of Webster Credit Line of approximately $1,720,000 (See Note 3 to the financial statements included elsewhere in this report), and deferred financing costs of approximately $20,000. Restricted cash mainly represents collections received, pending check clearance, from the Company’s commercial loans and is primarily dedicated to the reduction of the Webster Credit Line. Net cash provided by financing activities for the nine month period ended September 30, 2017 reflects the proceeds from the Webster Credit Line of approximately $9,692,000 and proceeds from the exercise of options of approximately $20,000, offset by dividend payments of approximately $2,457,000, the purchase of treasury shares of approximately $172,000, and deferred financing costs of approximately $43,000.

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

We were in compliance with all covenants of the Amended Credit Agreement as of September 30, 2018. At September 30, 2018, the outstanding amount under the Amended Credit Agreement was $21,717,346. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% Agency Fee, for September 30, 2018 was 6.24%.

During the second quarter of 2018, Mr. Ran, and entities he controls, made several short term loans to the Company in the aggregate amount of approximately $2,741,000, at an interest rate of 6% per annum. Two of the loans in the aggregate amount of approximately $311,000 were repaid in full in May 2018. The remaining loans, in the aggregate amount of approximately $2,430,000 were repaid in full as of July 11, 2018. The Company also received a short-term loan from a third party lender in the amount of $1,000,000 at the rate of 12% per annum, and such short term loan was repaid in full as of July 12, 2018. The aggregate interest expense for these loans was approximately $19,000, of which approximately $9,000 was paid to Mr. Ran and entities he controls.

On July 24, 2018, we completed a public offering of 1,428,572 common shares at a public offering price of $7.00 per share (the “Offering”). The gross proceeds raised by the Company from the Offering were approximately $10,821,000 (including approximately $821,000 from the sale of 117,214 additional common shares upon the partial exercise of the over-allotment option by the underwriter on August 1, 2018), before deducting underwriting discounts and commissions and other offering expenses. The total net proceeds from the Offering were approximately $9,883,000.

We anticipate that our current cash balances, the proceeds of the Offering, and the Amended Credit Agreement, as described above, together with our cash flows from operations will be sufficient to fund our operations for the next 12 months. In addition, from time to time, we receive short term unsecured loans from our executive officers, such as the loans we received from Mr. Ran during the first and second quarters of 2018, and others in order to provide us with the flexibility necessary to maintain a steady deployment of capital. However, we expect our working capital requirements to increase over the next 12 months as we continue to strive for growth.

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Manhattan Bridge Capital, Inc. (Registrant)

Date: October 18, 2018	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: October 18, 2018	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

