Form 10-K
period 2018-12-31
MANHATTAN BRIDGE CAPITAL, INC
filed 2019-03-18
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-25991

MANHATTAN BRIDGE CAPITAL, INC.

New York	11-3474831
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter earlier period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller Reporting Company [X]
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

The aggregate market value of the Registrant’s voting and non-voting common shares held by non-affiliates of the Registrant on June 29, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, computed by reference to the closing price for a common share on the Nasdaq Capital Market on such date, was approximately $41,551,742. (For this computation, the Registrant has excluded the market value of all common shares reported as beneficially owned by executive officers and directors of the Registrant and certain other shareholders; such an exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the Registrant.)

As of March 18, 2019, the registrant has a total of 9,654,977 common shares outstanding.

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

Unless the context otherwise requires, all references in this Report to “Manhattan Bridge Capital,” “the Company,” “we,” “us” and “our” refer to Manhattan Bridge Capital, Inc., a New York corporation founded in 1989, and its consolidated subsidiary, MBC Funding II Corp. (“MBC Funding II”), a New York corporation formed in December 2015.

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

The properties securing the loans are generally classified as residential or commercial real estate and, typically, are not income producing. Each loan is secured by a first mortgage lien on real estate. In addition, each loan is personally guaranteed by the principal(s) of the borrower, which guarantee may be collaterally secured by a pledge of the guarantor’s interest in the borrower. The face amount of the loans we originated in the past seven years ranged from $30,000 to a maximum of $2.5 million. Our lending policy limits the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $2.5 million. Our loans typically have a maximum initial term of 12 months and bear interest at a fixed rate of 10% to 14% per year. In addition, we usually receive origination fees or “points” ranging from 0% to 2% of the original principal amount of the loan as well as other fees relating to underwriting and funding the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser) and in the case of construction financing, it is typically up to 80% of construction costs.

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

In furtherance of these strategies, we have a credit line agreement with Webster Business Credit Corporation (“Webster”) and Flushing Bank (“Flushing”), whereby Webster and Flushing have extended us a $25 million credit line.

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

Most of our loans are funded in full at the closing. However, our loan portfolio includes a number of construction loans, which are only partially funded at closing. At December 31, 2017, our unfunded commitment was approximately $5.28 million. At December 31, 2018, our unfunded commitment was approximately $7.27 million. Advances under construction loans are funded against requests supported by all required documentation as and when needed to pay contractors and other costs of construction. In the case of construction loans, the borrower will either deliver multiple notes or one global note for the entire commitment. In either case, interest only accrues on the funded portion of the loan.

In general, our strategy is to service and manage the loans we originate until they are paid. However, there have been a few instances where we have either used loans as collateral, or sold participating interests in loans. At December 31, 2018, all of our loans are secured by properties located around the New York metropolitan area, which is where we are based. Most of the properties we finance are residential, although on occasion they are classified as commercial. However, in all instances the properties are held only for investment by the borrowers. Most of these properties do not generate any cash flow.

The typical terms of our loans are as follows:

Principal amount – In the last seven years, a minimum of $30,000 to a maximum of $2.5 million. Our lending policy limits the maximum loan amount to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $2.5 million.

Loan-to-Value Ratio - Up to 75%, and/or up to 80% of construction costs.

Interest rate - Most of the loans in our portfolio have a fixed rate of typically 10% to 14%.

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

Fees and Expenses - Borrowers generally pay an origination fee equal to 0% to 2% of the loan amount. If we agree to extend the term of the loan, we usually collect the same origination fee we charged on the initial funding of the loan. In addition, borrowers also pay a processing fee, wire fee, bounced check fee and, in the case of construction loans, check requisition fee for each draw from the loan. Finally, the borrower pays all expenses relating to obtaining the loan including the cost of a property appraisal, the cost of a credit report and all title, recording fees and legal fees.

Operating Data

Our lending activities increased each year since 2007, the first year we started making real estate loans. We believe our business will continue to grow given the strength of the New York real estate market and our reputation among real estate investors as a reliable and reasonable financing source.

Our loan portfolio

The following table highlights certain information regarding our real estate lending activities for the periods indicated:

	Year Ended December 31,
($ in thousands)	2018	2017
Loans originated	$51,859	$37,872
Loans repaid	$42,147	$27,503
Mortgage lending revenues	$7,225	$5,919
Mortgage lending expenses	$1,701	$1,230
Number of loans outstanding	132	120
Principal amount of loans earning interest	$54,836	$45,124
Average outstanding loan balance	$415	$376
Percent of loans secured by around New York metropolitan area properties (1)	100%	100%
Weighted average contractual interest rate	11.38%	12.30%
Weighted average term to maturity (in months) (2)	5.52	5.30

(1)	Calculated based on the number of loans.
(2)	Without giving effect to extension options.

At December 31, 2018 and 2017, no single loan, borrower or group of affiliated borrowers accounted for more than 10% of our loan portfolio.

The following table sets forth information regarding the types of properties securing our mortgage loans outstanding at December 31, 2018 and 2017, and the interest earned in each category (dollars in thousands):

	2018			2017
	Number of Loans	Interest Earned	Percentage	Number of Loans	Interest Earned	Percentage
Residential	113	$3,262	86%	110	$3,318	91%
Commercial	10	295	8%	3	73	2%
Mixed Use	9	247	6%	7	239	7%
Total	132	$3,804	100%	120	3,630	100%

Our Origination Process and Underwriting Criteria

We primarily rely on our relationships with existing and former borrowers, real estate investors, real estate brokers, loan initiators, and mortgage brokers to originate loans. Many of our borrowers are “repeat customers.” When underwriting a loan, the primary focus of our analysis is the value of a property and the credit worthiness of the borrower and its principals. Prior to making a final decision on a loan application we conduct extensive due diligence of the borrower and its principals. In terms of the property, we require an assessment report and evaluation. We also order title, lien and judgment searches. In most cases, we will also make an on-site visit to evaluate not only the property but the neighborhood in which it is located. Finally, we analyze and assess financial and operational data provided by the borrower relating to its operation and maintenance of the property. In terms of the borrower and its principals, we usually obtain third party credit reports from one of the major credit reporting services as well as personal financial information provided by the borrower and its principals. We analyze all this information carefully prior to making a final determination. Ultimately, our decision is based on our conclusions regarding the value of the property, which takes into account factors such as the neighborhood in which the property is located, the current use and potential alternative use of the property, current and potential net income from the property, the local market, sales information of comparable properties, existing zoning regulations, the creditworthiness of the borrower and its principals and their experience in real estate ownership, construction, development and management. In conducting our due diligence we rely, in part, on third party professionals and experts including appraisers, engineers, title insurers and attorneys.

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

Credit line. Currently, we have a credit line with Webster and Flushing pursuant to which we are eligible to borrow up to $25 million against assignments of mortgages and other collateral (the “Webster Credit Line”), as described in “Liquidity and Capital Resources” below. The current interest rates under the Webster Credit Line equal (i) LIBOR plus a premium, which rate aggregated 6.52% as of December 31, 2018, or (ii) a Base Rate (as defined in the Amended Credit Agreement) plus 2.25% plus a 0.5% agency fee, as chosen by the Company for each drawdown. (See Note 6 to the financial statements included elsewhere in this Report.)

Recent Public offerings.

On April 25, 2016, MBC Funding II, our wholly owned subsidiary, completed a firm commitment underwritten public offering of 6% senior secured notes due April 22, 2026 (the “Notes”), which are currently outstanding. We guarantee MBC Funding II’s obligations under the Notes, which are secured by our pledge of 100% of the outstanding common shares of MBC Funding II we own. On August 15, 2016, we completed a public offering of 672,269 common shares. In addition, the underwriter fully exercised its over-allotment option for an additional 100,840 common shares. The gross proceeds from the offering, including the exercise of the over-allotment option, were approximately $4.6 million and the net proceeds were approximately $4.2 million, after deducting our underwriting discounts and commissions and offering expenses.

On July 24, 2018, we completed a public offering of 1,428,572 common shares. On August 1, 2018, the underwriter partially exercised its over-allotment option for an additional 117,214 common shares. The gross proceeds from the offering, including the partial exercise of the over-allotment option, were approximately $10.8 million and the net proceeds were approximately $9.9 million, after deducting our underwriting discounts and commissions and offering expenses.

The following table shows our sources of capital, including our financing arrangements, and our loan portfolio as of December 31, 2018:

Sources of Capital ($ in thousands):
Debt:
Line of credit	$16,622
Senior secured notes (net of deferred financing costs of $547)	5,453
Total debt	$22,075
Other liabilities	1,747
Capital (equity)	32,081
Total sources of capital	$55,903

Assets:
Loans	$54,836
Other assets	1,067
Total assets	$55,903

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

Intellectual Property

Our business does not depend on exploiting or leveraging any intellectual property rights. To the extent we own any rights to intellectual property, we rely on a combination of federal, state and common law trademarks, service marks and trade names, copyrights and trade secret protection. We have registered some of our trademarks and service marks in the United States Patent and Trademark Office including “Manhattan Bridge Capital”.

The protective steps we have taken may not deter misappropriation of our proprietary information. These claims, if meritorious, could require us to license other rights or subject us to damages and, even if not meritorious, could result in the expenditure of significant financial and managerial resources on our part.

Employees

As of December 31, 2018, we employed four employees. In addition, during 2018 we used outside lawyers and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions. Outside appraisers were used to assist management in evaluating the worth of collateral, when deemed necessary by management. We also used construction inspectors as well as mortgage brokers and deal initiators.

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

Environmental Laws

Our borrowers, who own properties, may be subject to various environmental laws of federal, state and local governments. To the extent that an owner of a property underlying one of our debt instruments becomes liable for removal costs, the ability of the owner to make payments to us may be reduced, which in turn may adversely affect the value of the relevant mortgage asset held by us and our ability to make distributions to our shareholders. To date, our borrowers’ compliance with existing laws has not had a material adverse effect on our earnings and we do not have reason to believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on the properties owned by our borrowers.

Available information

We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (Exchange Act), as amended, free of charge on our website at www.manhattanbridgecapital.com., as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. The information on our website is not incorporated by reference into this Report.

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

As a real estate finance company, our revenue and net income is limited to interest received or accrued on our loan portfolio. Our ability to originate real estate loans is limited by the funds at our disposal. In 2018, we further increased and extended the Webster Credit Line. As of December 31, 2018, we had approximately $8.4 million of borrowing availability under the Webster Credit Line. We intend to use the proceeds from the repayment of loans outstanding and the additional borrowing capacity under the Webster Credit Line to originate real estate loans. Nevertheless, if demand for our mortgage loans increases, we cannot assure you that we will be able to capitalize on this demand given the limited funds available to us to originate loans.

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

Our board of directors has given management broad authority to make decisions to originate loans. The only limitation imposed by the board of directors is that no single loan may exceed the lower of (i) 9.9% of our loan portfolio (without taking into account the loan under consideration) and (ii) $2.5 million. Within these broad guidelines, our Chief Executive Officer has the absolute authority to make all lending decisions. Thus, management could authorize transactions that may be costly and/or risky, which could result in returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results. Further, management’s decisions may not fully reflect the best interests of our shareholders. Our board of directors may periodically review our underwriting guidelines but will not, and will not be required to, review all of our proposed loans. In conducting periodic reviews, our board of directors will rely primarily on information provided to them by management.

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

The U.S. Federal Reserve has been steadily raising its benchmark interest rate in recent quarters. Similarly LIBOR has been increasing steadily over the past two years. Market interest rates may continue to increase, and those increases may materially and negatively affect us by potentially increasing our cost of borrowing under the Webster Credit Line.

The borrowings under the Webster Credit Line may, at our election, be tied to LIBOR interest rates. Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on our current Webster Credit Line or future indebtedness and may otherwise adversely affect our financial condition and results of operations.

In July 2017, the Financial Conduct Authority, the authority that regulates LIBOR, announced that it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) in the U.S. has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to the U.S. dollar LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. ARRC has proposed a paced market transition plan to SOFR from U.S. dollar LIBOR and organizations are currently working on industry-wide and company-specific transition plans as relating to derivatives and cash markets exposed to U.S. dollar LIBOR.

Our Webster Credit Line, which expires on February 28, 2021 (subject to our option to extend to February 28, 2022, subject to Webster’s consent), provides for interest rates that equal (i) LIBOR plus a premium, which rate aggregated approximately 6.52% as of December 31, 2018, or (ii) a Base Rate (as defined in the Amended Credit Agreement) plus 2.25%, plus a 0.5% agency fee, as chosen by us for each drawdown. As such, changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on the Webster Credit Line or future indebtedness. We are monitoring this activity and evaluating the related risks, and any such effects of the transition away from LIBOR may result in increased expenses, may impair our ability to refinance our indebtedness, or may result in difficulties, complications or delays in connection with future financing efforts, any of which could adversely affect our financial condition and results of operations.

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

We have, and expect that we will continue to have a significant amount of indebtedness. As of December 31, 2018, we had approximately $22.6 million of debt outstanding, consisting of the amounts outstanding under the Webster Credit Line and the balance of senior secured notes. Another $8.4 million was available under the Webster Credit Line as of that date. This level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of the indebtedness. Our indebtedness could have other important consequences to you and significantly impact our business. For example, it could:

●	make it more difficult for us to satisfy our obligations;
●	increase our vulnerability to adverse changes in general economic, industry and competitive conditions;
●	require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;
●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

●	limit our ability to make material acquisitions or take advantage of business opportunities that may arise;
●	expose us to fluctuations in interest rates, to the extent our borrowings bear variable rates of interest;
●	place us at a competitive disadvantage compared to our competitors that have less debt;
●	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business plan or other general corporate purposes on reasonable terms or at all;
●	reduce the amount of surplus funds distributable by our subsidiary to us for use in our business, such as for the payment of indebtedness and dividends to our shareholders; and
●	lead us to elect to make additional investments in our subsidiary if their cash flow from operations is insufficient for them to make payments on their indebtedness.

We may incur additional debt, which could exacerbate the risks associated with our leverage.

We and our subsidiary may incur substantial additional indebtedness in the future. The covenants in the agreement governing the Webster Credit Line may limit our ability and the ability of our subsidiary to incur additional indebtedness. To the extent that we are nevertheless able to incur additional indebtedness or such other obligations, the risks associated with our indebtedness described above, including our possible inability to service our debt, will increase.

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

Under our current business model, we have one asset class — mortgage loans that we originate, service and manage — and we have no current plans to diversify. Moreover, most of our collateral is located in a limited geographic area. At December 31, 2018, all of our outstanding loans are secured by properties located around the New York metropolitan area. A lack of geographical diversification makes our mortgage portfolio more sensitive to local and regional economic conditions. A significant decline around the New York metropolitan area economy could result in a greater risk of default compared with the default rate for loans secured by properties in other geographic locations. This could result in a reduction of our revenues and provision for loan loss allowances, which might not be as acute if our loan portfolio were more geographically diverse. Therefore, our loan portfolio is subject to greater risk than other real estate finance companies that have a more diversified asset base and broader geographic footprint. To the extent that our portfolio is concentrated in one region and/or one type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our assets within a short time period, which may reduce our net income and the value of our securities and accordingly reduce our ability to make distributions to our shareholders.

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

Our loans are not funded with an interest reserve. Thus, we rely on the borrowers to make interest payments as and when due from other sources of cash. Given the fact that most of the properties securing our loans are not income producing or even cash producing and most of the borrowers are entities with no assets other than the single property that is the subject of the loan, some of our borrowers have considerable difficulty servicing our loans and the risk of a non-payment or default is considerable. We depend on the borrower’s ability to refinance the loan at maturity or sell the property for repayment. If the borrower is unable to repay the loan, together with all the accrued interest, at maturity, our operating results and cash flows would be materially and adversely affected. Foreclosure of a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. In addition, in the event of the bankruptcy of the borrower, we may not have full recourse to the assets of the borrower, or the assets of the borrower or the guarantor may not be sufficient to satisfy the debt.

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

Defaults on our loans may cause declines in revenues and net income.

Defaults by borrowers could result in one or more of the following adverse consequences:

●	a decrease in interest income, profitability and cash flow;
●	the establishment of or an increase in loan loss reserves;
●	write-offs and losses;
●	an increase in legal and enforcement costs, as we seek to protect our rights and recover the amounts owed; and
●	default under our credit facilities.

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

We have a $25 million credit line with Webster and Flushing that expires on February 28, 2021, with an option for one-year extension subject to Webster’s consent. The Webster Credit Line contains various covenants and restrictions that are typical for these kinds of credit facilities, including limiting the amount that we can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans we make to our customers. The Webster Credit Line imposes certain restrictions which may adversely impact our ability to grow and/or maintain our qualification for taxation as a REIT. These limitations include the following:

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

Our access to financing will depend upon a number of factors, over which we have little or no control, including:

●	general market conditions;
●	the market’s view of the quality of our assets;
●	the market’s perception of our growth potential;
●	our eligibility to participate in and access capital from programs established by the U.S. Government;
●	our current and potential future earnings and cash distributions; and
●	the market price of our common shares

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

We intend to continue to operate in a manner that will enable us to continue to remain qualified for taxation as a REIT as long as we believe it is in the best interests of our shareholders. While we believe that we qualified for taxation as a REIT for the taxable year ended December 31, 2018, we have not requested and do not intend to request a ruling from the IRS that we so qualified in 2018 or that we will qualify in future years. The U.S. federal income tax laws and the Treasury Regulations promulgated thereunder governing REITs are complex. In addition, judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited. To qualify for taxation as a REIT, we must meet, on an ongoing basis, various tests regarding the nature of our assets and our income, the ownership of our outstanding shares, and the amount of our distributions. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Thus, while we intend to operate so that we will continue to qualify for taxation as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. These considerations also might restrict the types of assets that we can acquire in the future.

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

In order for us to qualify for taxation as a REIT, not more than 50% in value of our outstanding common shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year, and at least 100 persons must beneficially own our stock during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. To help ensure that we meet the tests, our restated certificate of incorporation restricts the acquisition and ownership of our capital stock. The ownership limitation is fixed at 4.0% of our outstanding shares of capital stock, by value or number of shares, whichever is more restrictive. Assaf Ran, our Chief Executive Officer, is exempt from this restriction. As of December 31, 2018, Mr. Ran owns 26.2% of our outstanding common shares. In addition, our board of directors may grant such an exemption to such limitations in its sole discretion, subject to such conditions, representations and undertakings as it may determine. These ownership limits could delay or prevent a transaction or a change in control of our company that might involve a premium price for shares of our common shares or otherwise be in the best interest of our shareholders.

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

In addition, December 2017 legislation made substantial changes to the Code. Among those changes are a significant permanent reduction in the generally applicable corporate income tax rate and the modification of tax policies, credits and deductions for businesses and individuals. This legislation also imposes additional limitations on the deduction of net operating losses, which may in the future cause us to make additional distributions that will be taxable to our shareholders to the extent of our current or accumulated earnings and profits in order to comply with the REIT distribution requirements. The effect of these and other changes made in this legislation is still uncertain in many respects, both in terms of their direct effect on the taxation of an investment in our common shares and their indirect effect on the value of assets owned by us. Furthermore, many of the provisions of the new law will require additional guidance in order to assess their effect. It is also possible that there will be technical corrections legislation proposed with respect to the new law, the effect of which cannot be predicted and may be adverse to us or our shareholders.

We may be unable to generate sufficient cash flows from our operations to make distributions to our shareholders at any time in the future.

As a REIT, we are required to distribute to our shareholders at least 90% of our REIT taxable income each year. We intend to satisfy this requirement through quarterly distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. Our ability to make distributions may be adversely affected by a number of factors, including the risk factors described in this Report. If we distribute proceeds from the sale of securities, which would generally be considered to be a return of capital for tax purposes, our future earnings and cash available for distribution may be reduced from what they otherwise would have been. All distributions will be made at the discretion of our board of directors and will depend on various factors, including our earnings, our financial condition, our liquidity, our debt and preferred stock covenants, maintenance of our REIT qualification, applicable provisions of the New York Business Corporation Law (“NYBCL”), and other factors as our board of directors may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to pay distributions to our shareholders:

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

Risks Related to Our Common Shares

Our largest shareholder’s interests may not always be aligned with the interests of our other shareholders.

As of December 31, 2018, Assaf Ran, our Chief Executive Officer, beneficially owns 26.2% of our outstanding shares. Thus, Mr. Ran currently has and will continue to exercise significant control over all corporate actions. This concentration of ownership could have an adverse impact on the market price of our common shares.

There is limited trading in our common shares, which could make it difficult for you to sell your common shares.

Our common shares are listed on The Nasdaq Capital Market. Average daily trading volume in our common shares was approximately 29,000 shares in 2017 and in 2018. The lack of liquidity may make it more difficult for you to sell your common shares when you wish to do so. Even if an active trading market develops, the market price of our common shares may be highly volatile and could be subject to wide fluctuations.

The market prices of our common shares may be adversely affected by future events.

Market factors unrelated to our performance could also negatively impact the value of our securities, including the market price of our common shares. One of the factors that investors may consider in deciding whether to buy or sell our common shares is our distribution rate as a percentage of our share price relative to market interest rates. If market interest rates continue to increase, prospective investors may demand a higher distribution rate or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and conditions in the capital markets can affect the market value of our common shares. For instance, if interest rates rise, it is likely that the market price of our common shares will decrease as market rates on interest-bearing securities increase. Other factors that could negatively affect the market price of our common shares include:

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

Historically, the price at which our common shares trade on The Nasdaq Capital Market has been extremely volatile and seemingly unrelated to our operating performance. In 2017, the range was $4.65 to $7.65. In 2018, the range was $5.34 to $8.00. These broad market fluctuations may adversely affect the trading price of our common shares. Class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Any such litigation brought against us could result in substantial costs, which would hurt our financial condition and results of operations, divert management’s attention and resources.

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

Our restated certificate of incorporation authorizes us to issue up to 25,000,000 common shares and 5,000,000 preferred shares. Currently, we have 9,874,191 common shares issued and 9,655,977 common shares outstanding and no preferred shares issued or outstanding. Our board of directors has the power and authority to create classes of common or preferred shares, with such rights and designations as it deems appropriate or advisable, which rights and designations may be senior to or have a priority over the rights and designations of any existing class of common or preferred shares. For example, our board of directors may establish a series of common or preferred shares that could delay or prevent a transaction or a change in control that might involve a premium price for our common shares or otherwise be in the best interest of our shareholders.

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

Risks Related to the Notes issued by MBC Funding II

Shareholders’ interests may not always be aligned with the interests of the Noteholders.

Noteholders will not have any voting rights with respect to us or MBC Funding II (other than as set forth in the Indenture) or the right to influence management or day-to-day operations of MBC Funding II or of us. The interests of shareholders who do vote may be different or even in opposition of those of creditors such as the Noteholders. For example, shareholders may place a higher priority on the long-term, as opposed to short-term, performance of a company. Shareholders also tend to focus on building value and increasing stock price while creditors are more interested in cash flow. As of the date of this Report, Mr. Ran beneficially owns 26.2%, of our outstanding common shares. Mr. Ran is also the Chief Executive Officer and sole director of MBC Funding II. Thus, Mr. Ran currently has and will continue to exercise control over all corporate actions of us and MBC Funding II.

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

We have absolute control over MBC Funding II. We own all of its stock and its Chief Executive Officer and sole director is our largest shareholder, Chief Executive Officer and Chairman of our board of directors. Subject to the requirements set forth in the Indenture, we will determine which mortgage loans MBC Funding II will purchase from us and any additional mortgage loans that we will transfer to MBC Funding II in order to meet the debt coverage ratio requirement set forth in the Indenture. In addition, we will decide whether MBC Funding II should extend the term of any mortgage loan in its portfolio that becomes due. Finally, we will decide how MBC Funding II should reinvest the principal payments on existing loans and the terms of any new mortgage loans that MBC Funding II will make. In making these decisions we may be conflicted by our obligations to our shareholders and our obligations to the Noteholders. We cannot assure you that the decisions we ultimately make will be in the best interest of the Noteholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive and principal operating office is located in Great Neck, New York. We use this space for all of our operations. This space is occupied under a lease, as amended, that expires September 30, 2021. The current monthly rent is $4,203, including electricity. We believe this facility is adequate to meet our requirements at our current level of business activity.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Holders

As of March 6, 2019, the number of registered holders of our common shares was 12 and the estimated number of beneficial owners of our common shares was approximately 4,000. American Stock Transfer & Trust Company serves as transfer agent for our common shares.

Dividends

We elected to be taxed as a REIT commencing with our year ended December 31, 2014. From and after the effective date of our REIT election, we intend to pay regular quarterly distributions to holders of our common shares in an amount not less than 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gains). As a REIT, our distributions generally will be taxable as ordinary income to our shareholders (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the Code, which is available to our noncorporate U.S. shareholders for taxable years after 2017 and before 2026), although we may designate a portion of the distributions as qualified dividend income or capital gain or a portion of the distributions may constitute a return of capital. For tax reporting purposes, taxable income dividends/distributions and non-taxable return of capital distributions may result and will be reported as such to U.S. individual taxpayers on Form 1099-DIV. For the tax year of 2018, all of our total distributions are characterized as non-qualified dividends.

Issuer Purchases of Equity Securities

On November 1, 2018, our Board of Directors authorized a share buy back program, or the Share Buy Back Program, pursuant to which we may, from time to time, purchase up to 100,000 shares of our common stock. During the quarter ended December 31, 2018, the Company repurchased 8,112 shares of the Company’s common stock under the share buy back program at a cost of $48,743.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 2018	0	$0	0	100,000
November 2018	8,112	$6.01	8,112	91,888
December 2018	0	$0	0	91,888
Total	8,112	$6.01	8,112	91,888

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

Overview

We are a New York-based real estate finance company taxed as a REIT that specializes in originating, servicing and managing a portfolio of first mortgage loans. We offer short-term, secured, non-banking loans (sometimes referred to as “hard money” loans), which we may renew or extend on, before or after their initial term expires, to real estate investors to fund their acquisition, renovation, rehabilitation or development of residential or commercial properties located around the New York metropolitan area. As a REIT, we are required to distribute at least 90% of our REIT taxable income to our shareholders on an annual basis.

The properties securing the loans are generally classified as residential or commercial real estate and, typically, are not income producing. Each loan is secured by a first mortgage lien on real estate. In addition, each loan is personally guaranteed by the principal(s) of the borrower, which guarantee may be collaterally secured by a pledge of the guarantor’s interest in the borrower. The face amount of the loans we originated in the past seven years ranged from $30,000 to a maximum of $2.5 million. Our lending policy limits the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $2.5 million. Our loans typically have a maximum initial term of 12 months bearing interest at a fixed rate of 10% to 14% per year. In addition, we usually receive origination fees or “points” ranging from 0% to 2% of the original principal amount of the loan as well as other fees relating to underwriting and funding the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser) and in the case of construction financing, it is typically up to 80% of construction costs.

Since commencing this business in 2007, we have made over 740 loans and never foreclosed on a property and none of our loans have ever gone into default although sometimes we have renewed or extended our loans to enable the borrower to avoid premature sale or refinancing of the property. When we renew or extend a loan we receive additional “points” and other fees.

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

At December 31, 2018, we were committed to $7,265,000 in construction loans that can be drawn by our borrowers when certain conditions are met.

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

Results of operations

Years ended December 31, 2018 and 2017

Total revenue

Total revenue for the year ended December 31, 2018 was approximately $7,225,000 compared to approximately $5,919,000 for the year ended December 31, 2017, an increase of $1,306,000, or 22.1%. The increase in revenue represents an increase in lending operations. In 2018, approximately $6,168,000 of our revenue represents interest income on secured, real estate loans that we offer to small businesses compared to approximately $5,016,000 in 2017, and approximately $1,057,000 represents origination fees on such loans compared to approximately $903,000 in 2017. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for the year ended December 31, 2018 were approximately $1,699,000 compared to approximately $1,227,000 for the year ended December 31, 2017, an increase of $472,000 or 38.5%. The increase in interest and amortization of deferred financing costs was primarily attributable to the use of the Webster Credit Line (See Note 6 to the financial statements included elsewhere in this Report) in order to increase our ability to make loans.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2018 were approximately $1,322,000 compared to approximately $1,227,000 for the year ended December 31, 2017, an increase of $95,000 or 7.7%. The increase is primarily attributable to increases in payroll, insurance, advertising and appraisal expenses as well as in Nasdaq Capital Market fees, offset by a decrease in travel and meal expenses.

Net Income

Net income for the year ended December 31, 2018 was approximately $4,204,000 compared to approximately $3,439,000 for the year ended December 31, 2017, an increase of $765,000, or 22.2%. The increase is primarily attributable to the increase in revenue, offset by the increase in interest expense.

Liquidity and Capital Resources

At December 31, 2018, we had cash of approximately $204,000 compared to cash of approximately $136,000 at December 31, 2017 (not including restricted cash, which mainly represents collections received, pending check clearance, from the Company’s commercial loans and is primarily dedicated to the reduction of the Webster Credit Line).

For the years ended December 31, 2018 and 2017, net cash provided by operating activities was approximately $4,361,000 and $3,462,000, respectively. The increase in net cash provided by operating activities primarily results from increases in net income and in deferred origination fees.

For the year ended December 31, 2018, net cash used in investing activities was approximately $9,713,000, compared to approximately $10,370,000 for the year ended December 31, 2017. Net cash used in investing activities for the year ended December 31, 2018 primarily consisted of the issuance of our short term commercial loans of $51,859,000, offset by collection of our commercial loans of approximately $42,147,000. Net cash used in investing activities for the year ended December 31, 2017 primarily consisted of the issuance of our short term commercial loans of approximately $37,872,000, offset by collection of our commercial loans of approximately $27,503,000.

For the year ended December 31, 2018, net cash provided by financing activities was approximately $5,571,000, compared to approximately $6,948,000 for the year ended December 31, 2017. Net cash provided by financing activities for the year ended December 31, 2018 reflects the net proceeds from the public offering, as described below, of approximately $9,883,000 and the proceeds from the exercise of warrants of approximately $49,000, offset by (i) the dividend payments of approximately $3,999,000, (ii) repayments of the Webster Credit Line of approximately $292,000, (iii) the purchase of treasury shares of approximately $49,000 and (iv) deferred financing costs of approximately $20,000. Net cash provided by financing activities for the year ended December 31, 2017 reflects the net proceeds from the Webster Credit Line of approximately $10,432,000 and the proceeds from the exercise of options of approximately $20,000, offset by the dividend payments of approximately $3,289,000, the purchase of treasury shares of approximately $172,000 and the deferred financing costs of approximately $43,000.

We maintain the Webster Credit Line which provides us with a credit line of $25 million in the aggregate secured by assignments of mortgages and other collateral.

Effective July 11, 2018, we entered into a Waiver and Amendment No. 1 to the Amended Credit Agreement (“Amendment II”) with Webster, Flushing and Mr. Ran, as guarantor. In conjunction with the execution of Amendment II, we also entered into an Amended and Restated Revolving Credit Note in the principal aggregate amount of $10,000,000 with Flushing (the “Amended Flushing Note”) and a Second Amended and Restated Fee Letter with Webster and Flushing, each dated July 11, 2018. Pursuant to the terms of Amendment II, the Company’s existing Webster Credit Line was increased by $5 million to $25 million in the aggregate. In addition, the interest rates relating to Webster Credit Line were amended such that the interest rates now equal (i) LIBOR plus a premium, which rate aggregated approximately 6.52% as of December 31, 2018, or (ii) a Base Rate (as defined in the Amended Credit Agreement) plus 2.25% plus a 0.5% agency fee, as chosen by the Company for each drawdown. Amendment II also permits the Company to repurchase, redeem or otherwise retire its equity securities in an amount not to exceed ten percent of our annual net income from the prior fiscal year. In addition, Mr. Ran has provided a personal guaranty to the Webster Credit Line, which is shall not exceed the sum of $500,000 plus any costs relating to the enforcement of the personal guaranty.

We were in compliance with all covenants of the Webster Credit Line, as amended, as of December 31, 2018. At December 31, 2018, the outstanding amount under the Webster Credit Line was $16,622,147. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% Agency Fee, for December 31, 2018 was 6.52%.

In the beginning of 2018, Mr. Ran made three short term bridge loans to the Company in the aggregate amount of $950,000, at an interest rate of 6% per annum. All loans were repaid in full on February 9, 2018. During the second quarter of 2018, Mr. Ran and entities he controls, made seven short term loans to the Company in the aggregate amount of $2,741,227, at an interest rate of 6% per annum. Two of the loans in the aggregate amount of $311,227 were repaid in full in May 2018. The remaining loans, in the aggregate amount of $2,430,000 were repaid in full as of July 11, 2018. We also received a short-term loan from a third party lender in the amount of $1,000,000, at an interest rate of 12% per annum, and such short term loan was repaid in full as of July 12, 2018. The aggregate interest expense for these loans was $20,509, of which $10,509 was paid to Mr. Ran and entities he controls.

MBC Funding II has $6,000,000 of outstanding principal amount of Notes. The Notes mature on April 22, 2026, unless redeemed earlier, and accrue interest at a rate of 6% per annum commencing on May 16, 2016 and will be payable monthly, in arrears, in cash, on the 15th day of each calendar month, commencing June 2016.

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

We guarantee MBC Funding II’s obligations under the Notes, which are secured by our pledge of 100% of the outstanding common shares of MBC Funding II that we own.

On July 24, 2018, we completed a public offering of 1,428,572 common shares. In addition, the underwriter partially exercised its over-allotment option for an additional 117,214 common shares. The gross proceeds from the offering, including the partial exercise of the over-allotment option, were approximately $10.8 million and the net proceeds were approximately $9.9 million, after deducting our underwriting discounts and commissions and offering expenses.

On November 1 2018, our Board of Directors authorized the Share Buy Back Program, pursuant to which we may, from time to time, purchase up to 100,000 shares of our common stock. The Share Buy Back Program does not obligate the Company to purchase any shares and expires on October 31, 2019. The authorization for the Share Buy Back Program is able to be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time. To date, we have purchased 9,112 shares of the Company’s common stock for an aggregate of $54,387 pursuant to the Share Buy Back Program.

We anticipate that our current cash balances, the proceeds of our 2018 public offering, and the Amended Credit Agreement, as described above, together with our cash flows from operations will be sufficient to fund our operations for the next 12 months. In addition, from time to time, we receive short term unsecured loans from our executive officers, such as the loans we received from Mr. Ran during the first two quarters of 2018, and others in order to provide us with the flexibility necessary to maintain a steady deployment of capital. However, we expect our working capital requirements to increase over the next 12 months as we continue to strive for growth.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.

Contractual Obligations

Set forth below is a summary of our current obligations as of December 31, 2018 to make future payments due by the period indicated below, excluding payables and accruals. We expect to be able to meet our obligations in the ordinary course.

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Operating Lease Obligations (*)	$138,000	$49,000	$89,000	$—	$—
Senior Secured Notes	$6,000,000	$—	$—	$—	$6,000,000
Amounts due under Amended Credit Agreement at December 31, 2018	$16,622,147	$—	$16,622,147	$—	$—

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

1. Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Our executive officers and directors and their respective ages as of March 18, 2019 are as follows:

Name	Age	Position

Assaf Ran	53	Founder, Chairman of the Board, Chief Executive Officer and President
Vanessa Kao	41	Chief Financial Officer, Vice President, Treasurer and Secretary
Michael Jackson (1)(2)(3)	54	Director
Eran Goldshmit (1)(2)(3)	52	Director
Lyron Bentovim (1)	49	Director

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

Set forth below is a brief description of the background and business experience of our executive officers and directors:

Assaf Ran, our founder, has been our Chief Executive Officer, president and chairman since our inception in 1989. Mr. Ran has 30 years of senior management experience leading public and private businesses. Mr. Ran started several yellow page businesses from the ground up and managed to make each one of them successful. Mr. Ran’s professional experience and background with us, as our director since March 1999, have given him the expertise needed to serve as one of our directors.

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

To the best of our knowledge, based solely on review of the copies of such forms furnished to us, or written representations that no other forms were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent (10%) shareholders were complied with during 2018.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions. On March 14, 2017, our Board of Directors amended the existing Code of Ethics to include our subsidiary, MBC Funding II. Our current Code of Ethics is posted on our web site at www.manhattanbridgecapital.com. The information on our website is not incorporated by reference into this Report. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Ethics by posting such information on the website address specified above.

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

The Compensation Committee is comprised entirely of directors who satisfy the standards of independence applicable to compensation committee members under Section 16(b) of the Exchange Act. During the fiscal year ended December 31, 2018, the Compensation Committee did not utilize the services of a compensation consultant.

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

Item 11. Executive Compensation

The following Summary Compensation Table sets forth all compensation earned by or paid to, in all capacities, during the years ended December 31, 2018 and 2017 by (i) the Company’s Chief Executive Officer and (ii) the most highly compensated executive officers, other than the CEO, who were serving as executive officers and whose total compensation exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executives”):

Summary Compensation Table

		Salary	Bonus	All Other Compensation ($)	Total
Name and Principal Position	Year	($)	($)	(1)	($)
Assaf Ran
Chief Executive Officer and President	2018	$305,000	$78,000	$9,150	$392,150
	2017	$290,000	$78,000	$8,700	$376,700

Vanessa Kao
Chief Financial Officer, Vice	2018	$137,000	$26,000	$4,110	$167,110
President, Treasurer and Secretary	2017	$137,000	$26,000	$4,110	$167,110

(1) Company’s matching contributions are made pursuant to its Simple IRA Plan.

Employment Contracts

We have an employment agreement with Assaf Ran, our President and Chief Executive Officer, pursuant to which: (i) Mr. Ran’s employment term renews automatically on June 30th of each year for successive one-year periods unless either party gives to the other written notice at least 180 days prior to June 30th of its intention to terminate the agreement; (ii) Mr. Ran receives a current annual base salary of $305,000 ($275,000 effective June 2016 and $305,000 effective June 2017) and annual bonuses as determined by the Compensation Committee of the Board, in its sole and absolute discretion, and is eligible to participate in all executive benefit plans established and maintained by us; and (iii) Mr. Ran agreed to a one-year non-competition period following the termination of his employment. If the employment agreement is terminated by Mr. Ran for “good reason” (as defined in the employment agreement) he shall be paid (1) his base compensation up to the effective date of such termination; (2) his full share of any incentive compensation payable to him for the year in which the termination occurs; and (3) a lump sum payment equal to 100% of the average cash compensation paid to, or accrued for, him in the two calendar years immediately preceding the calendar year in which the termination occurs. The Compensation Committee approved an annual bonus of $78,000 to Mr. Ran in 2018, and a special bonus of $33,000 and an annual bonus of $45,000 to Mr. Ran in 2017.

Restricted Stock Grant

In September 2011, upon shareholders approval at the 2011 annual meeting of shareholders, we granted 1,000,000 restricted common shares (the “Restricted Shares”) to Mr. Ran, our Chief Executive Officer. Under the terms of the restricted shares agreement, among other things, Mr. Ran may not sell, convey, transfer, pledge, encumber or otherwise dispose of the Restricted Shares until the earliest to occur of the following: (i) September 9, 2026, with respect to 1/3 of the Restricted Shares, September 9, 2027 with respect to an additional 1/3 of the Restricted Shares and September 9, 2028 with respect to the final 1/3 of the Restricted Shares; (ii) the date on which Mr. Ran’s employment is terminated by us for any reason other than for “Cause” (i.e., misconduct that is materially injurious to us monetarily or otherwise, including engaging in any conduct that constitutes a felony under federal, state or local law); or (iii) the date on which Mr. Ran’s employment is terminated on account of (A) his death; or (B) his disability, which, in the opinion of his personal physician and a physician selected by us prevents him from being employed with us on a full-time basis (each such date being referred to as a “Risk Termination Date”). If at any time prior to a Risk Termination Date Mr. Ran’s employment is terminated by us for Cause, or by Mr. Ran voluntarily for any reason other than death or disability, Mr. Ran will forfeit that portion of the Restricted Shares which has not previously vested. Mr. Ran has the power to vote the Restricted Shares and will be entitled to all dividends payable with respect to the Restricted Shares.

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

Outstanding Equity Awards at Fiscal Year-End

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Assaf Ran Chief Executive Officer and President	1,000,000	5,620,000	(1)(2)

The following table sets forth information concerning outstanding equity awards to the Named Executives as of December 31, 2018.

(1)	Calculated based on the closing market price of $5.62 at the end of the last completed fiscal year on December 31, 2018.

(2)	Mr. Ran may not sell, convey, transfer, pledge, encumber or otherwise dispose of the Restricted Shares until the earliest to occur of the following: (i) September 9, 2026, with respect to 1/3 of the Restricted Shares, September 9, 2027 with respect to an additional 1/3 of the Restricted Shares and September 9, 2028 with respect to the final 1/3 of the Restricted Shares; (ii) the date on which Mr. Ran’s employment is terminated by us for any reason other than for “Cause;” or (iii) on a Risk Termination Date. If at any time prior to a Risk Termination Date Mr. Ran’s employment is terminated by us for Cause or Mr. Ran voluntarily terminates his employment for any reason other than death or disability, Mr. Ran will forfeit that portion of the Restricted Shares which have not previously vested.

Compensation of Directors

Generally, each independent director of the Company is granted an option for 7,000 common shares upon first taking office. During 2018, the annual cash compensation paid to each independent member of the Board was $7,500, plus an additional $300 for each committee meeting attended. In June 2018, the Compensation Committee elected to increase the annual cash compensation paid to each independent member of the Board to $10,000, effective beginning in fiscal year 2019. Other than the grant of options at the time each independent director first takes office, we do not currently anticipate granting our directors additional options as part of their compensation.

The table below summaries the compensation paid to our directors for the year ended December 31, 2018:

Director Compensation

Name (a)	Fees Earned or Paid in Cash ($)
Michael Jackson	$9,300
Eran Goldshmit (1)	$9,000
Lyron Bentovim	$9,000

(1)	At December 31, 2018, Mr. Goldshmit held stock options to purchase an aggregate of 7,000 common shares at an exercise price of $2.92 per share.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table, together with the accompanying footnotes, sets forth information, as of March 18, 2019, regarding the beneficial ownership of our common shares by all persons known by us to beneficially own more than 5% of our outstanding common shares, each Named Executive Officer, each director, and all of our directors and executive officers as a group:

Name of Beneficial Owner	Amount of Beneficial Ownership (1)	Percentage of Class

Executive Officers and Directors
Assaf Ran (2)	2,531,000	26.2%
Vanessa Kao	5,236	*
Michael Jackson..	35,000	*
Eran Goldshmit (3)	16,050	*
Lyron Bentovim	43,987	*
All executive officers and directors as a group (5 persons) (4)	2,631,273	27.2%

* Less than 1%

(1)	A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from March 18, 2019 upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from March 18, 2019 have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on 9,654,977 shares outstanding on March 18, 2019.

(2)	Includes 1,000,000 Restricted Shares granted to Mr. Ran on September 9, 2011, which was approved by shareholders at our 2011 annual meeting of shareholders. Mr. Ran may not sell, convey, transfer, pledge, encumber or otherwise dispose of the Restricted Shares until the earliest to occur of the following: (i) September 9, 2026, with respect to 1/3 of the Restricted Shares, September 9, 2027 with respect to an additional 1/3 of the Restricted Shares and September 9, 2028 with respect to the final 1/3 of the Restricted Shares; (ii) the date on which Mr. Ran’s employment is terminated by us for any reason other than for “Cause;” or (iii) on a Risk Termination Date. If at any time prior to a Risk Termination Date Mr. Ran’s employment is terminated by us for Cause or Mr. Ran voluntarily terminates his employment for any reason other than death or disability, Mr. Ran will forfeit that portion of the Restricted Shares which have not previously vested. Mr. Ran’s address is c/o Manhattan Bridge Capital, Inc., 60 Cutter Mill Road, Suite 205, Great Neck, New York 11021.

(3)	Includes an aggregate of 7,000 shares underlying options at an exercise price at $2.92 per share.

(4)	Includes an aggregate of 7,000 shares underlying options beneficially owned by officers and directors as a group.

Equity Compensation Plan Information

On June 23, 2009, we adopted the 2009 Stock Option Plan (the “Plan”) which replaced the 1999 Stock Option Plan as amended (the “Prior Plan”), which expired in May 2009. All options granted under the Prior Plan were expired, exercised or cancelled.

The following table summarizes the options granted under the Plan as of December 31, 2018. The shares covered by outstanding options are subject to adjustment for changes in capitalization, stock splits, stock dividends and similar events.

	Equity Compensation Plan Table
	Number of securities(1) to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities(1) remaining available for future issuance under equity compensation plans
Equity Compensation Plans Approved By Security Holders
Grants under the Company’s 2009 Stock Option Plan	7,000	$2.92	269,000
Equity Compensation Plans Not Approved By Security Holders	-	-	-
Total	7,000	$2.92	269,000

(1)	Reflects common shares.

The purpose of the Plan is to align the interests of our officers, other key employees, consultants and non-employee directors and those of our subsidiary, if any, with those of our shareholders to afford an incentive to such officers, employees, consultants and directors to continue as such, to increase their efforts on our behalf and to promote the success of our business. The availability of additional shares will enhance our ability to achieve these goals and to attract qualified employees. The basis of participation in the Plan is upon discretionary grants of awards by the board of directors.

The Plan is administered by the Compensation Committee of the Board. 269,000 common shares are reserved for award grants under the Plan, subject to adjustment as provided in Section 9 of the Plan. As of December 31, 2018, approximately five persons were eligible to participate in the Plan, consisting of two executive officers and three independent directors. The Board has resolved not to grant any options to Mr. Ran until all of the Restricted Shares have vested.

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

Item 13. Certain Relationships and Related Transactions and Director Independence

In the beginning of 2018, Mr. Ran, our Chief Executive Officer, made three short term bridge loans to the Company in the aggregate amount of $950,000, at an interest rate of 6% per annum. All loans were repaid in full on February 9, 2018. During the second quarter of 2018, Mr. Ran and entities he controls made seven short term loans to the Company in the aggregate amount of $2,741,227, at an interest rate of 6% per annum. Two of the loans in the aggregate amount of $311,227 were repaid in full in May 2018. The remaining loans, in the aggregate amount of $2,430,000 were repaid in full as of July 11, 2018. The aggregate interest expense for these loans was $10,509.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed by our principal accounting firm, Hoberman & Lesser, LLP, for the fiscal years ended December 31, 2018 and 2017 are as follows:

(a) Audit Fees

2018

The aggregate fees incurred during 2018 for our principal accountant were $65,500, covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2018.

2017

The aggregate fees incurred during 2017 for our principal accountant were $65,500, covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2017.

(b) Audit-Related Fees

There were no audit-related fees billed by our principal accountant during 2018 or 2017.

(c) Tax Fees

There were no tax fees billed by our principal accountant during 2018 or 2017.

(d) All Other Fees

No other fees, beyond those disclosed in this Item 14, were billed during 2018 or 2017 except that we were billed $21,500 in 2018 by our principal accountant for services rendered in connection with our Registration Statement on Form S-3 for our public offering in July 2018.

Audit Committee Pre-Approval, Policies and Procedures

Our Audit Committee approved the engagement with Hoberman & Lesser, LLP. These services were pre-approved by our Audit Committee to assure that such services do not impair the auditor’s independence from us.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements - See Index to Financial Statements on page F-1.

2. Financial Statement Schedules – See (c) below.

3. Exhibits – See (b) below.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation filed with the Secretary of State of New York in July 2014 (1)
3.2	Amended and Restated Bylaws effective in May 2014 (1)
4.1	Specimen Stock Certificate (2)
4.2	Form of Representative Warrants (3)
4.3	Form of Representative Warrants (4)
4.4	Indenture, dated as of April 25, 2016, among Manhattan Bridge Capital, Inc., MBC Funding II Corp and Worldwide Stock Transfer, LLC (5)
10.1**	Employment Agreement dated March 1, 1999 by and between Assaf Ran and the Company (6)
10.2	Lease Agreement by and between the Company and Majestic Neck Corp. for the premises located at 60 Cutter Mill Road, Great Neck, New York 11021. (7)
10.3**	Form of the Company’s 2009 Stock Option Plan, as amended (8)
10.4	Asset Purchase Agreement, dated as of April 25, 2016, between Manhattan Bridge Capital, Inc. and MBC Funding II Corp.(5)
10.5	Continuing Guaranty of Manhattan Bridge Capital Inc. dated April 25, 2016. (5)
10.6	Pledge Agreement, dated as of April 25, 2016, between Manhattan Bridge Capital and Worldwide Stock Transfer, LLC (5)
10.7	Guaranty dated April 25, 2016 of MBC Funding II Corp. (5)
10.8	Intercreditor Agreement, dated as of April 25, 2016, between Webster Business Credit Corp and Worldwide Stock Transfer, LLC (5)
10.9	Amendment of Lease, dated July 21, 2016, between the Company and Philips Cutter Mill Owner LLC for the premises located at 60 Cutter Mill Road, Great Neck, New York 11201 (7)
10.10**	Form of Restricted Share Agreement (9)
10.11**	Manhattan Bridge Capital, Inc. 2009 Stock Option Plan (10)
10.12	Amendment No. 3 Fee Letter, dated July 7, 2017, between Manhattan Bridge Capital, Inc. and Webster Business Credit Corporation (11)
10.13	Amended and Restated Revolving Credit Note, dated July 7, 2017, executed by Manhattan Bridge Capital, Inc (11)
10.14	Amended and Restated Credit and Security Agreement, effective August 8, 2017, among Manhattan Bridge Capital, Inc., Webster Business Credit Corporation, and Flushing Bank (12)
10.15	Waiver and Amendment No. 1 to Amended and Restated Credit and Security Agreement, effective July 11, 2018, among Manhattan Bridge Capital, Inc., Webster Business Credit Corporation, Flushing Bank and Assaf Ran (14)
10.16	Amended and Restated Revolving Credit Note, effective July 11, 2018, between Manhattan Bridge Capital, Inc. and Flushing Bank (14)
21.1	List of Subsidiaries (13)
23.1	Consent of Hoberman & Lesser, LLP, dated March 16, 2018(***)
31.1	Chief Executive Officer Certification under Rule 13a-14 (***)
31.2	Chief Financial Officer Certification under Rule 13a-14 (***)
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 (*)
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 (*)

Exhibit No.	Description
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Schema Document
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Furnished herewith.

** Compensation plan or arrangement for current or former executive officers and directors.

*** Filed herewith.

(1)	Previously filed as exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference.
(2)	Previously filed as exhibit to Registration Statement on Form SB-2/A filed on April 23, 1999 and incorporated herein by reference.
(3)	Previously filed as exhibit to Current Report on Form 8-K filed on August 15, 2016 and incorporated herein by reference.
(4)	Previously filed as exhibit to Current Report on Form 8-K filed on May 29, 2016 and incorporated herein by reference.
(5)	Previously filed as exhibit to Current Report on Form 8-K filed on April 27, 2016 and incorporated herein by reference.
(6)	Previously filed as exhibit to Registration Statement on Form SB-2 filed on March 10, 1999 and incorporated herein by reference.
(7)	Previously filed as exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and incorporated herein by reference.
(8)	Previously filed as Appendix A to Schedule 14A filed on August 5, 2011 and incorporated herein by reference.
(9)	Previously filed as Appendix B to Schedule 14A filed on August 5, 2011 and incorporated herein by reference.
(10)	Previously filed as exhibit to Registration Statement on Form S-8 filed on November 13, 2009 and incorporated herein by reference.
(11)	Previously filed as exhibit to Current Report on Form 8-K filed on July 13, 2017 and incorporated herein by reference.
(12)	Previously filed as exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 and incorporated herein by reference.
(13)	Previously filed as exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and incorporated by reference herein.
(14)	Previously filed as exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference.

(c)	No financial statement schedules are included because the information is either provided in the financial statements or is not required under the related instructions or is inapplicable and such schedules therefore have been omitted.

Item 16. 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Manhattan Bridge Capital, Inc.

By:	/s/ Assaf Ran
Assaf Ran, President, Chief Executive Officer and Chairman of the Board of Directors

Date: March 18, 2019

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Assaf Ran	President, Chief Executive Officer	March 18, 2019
Assaf Ran	and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Vanessa Kao	Chief Financial Officer (Principal	March 18, 2019
Vanessa Kao	Financial and Accounting Officer)

/s/ Lyron Bentovim	Director	March 18, 2019
Lyron Bentovim

/s/ Eran Goldshmit	Director	March 18, 2019
Eran Goldshmit

/s/ Michael Jackson	Director	March 18, 2019
Michael Jackson

MANHATTAN BRIDGE CAPITAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Manhattan Bridge Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Manhattan Bridge Capital, Inc. and Subsidiary (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

March 15, 2019

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2018 AND 2017

	2018	2017
Assets
Loans receivable	$54,836,127	$45,124,000
Interest receivable on loans	596,777	535,045
Cash	203,682	136,441
Cash - restricted	151,375	—
Deferred financing costs	42,040	45,269
Other assets	73,131	55,941
Total assets	$55,903,132	$45,896,696

Liabilities and Stockholders’ Equity
Liabilities:
Line of credit	$16,622,147	$16,914,594
Senior secured notes (net of deferred financing costs of $547,499 and $622,584)	5,452,501	5,377,416
Deferred origination fees	404,676	298,471
Accounts payable and accrued expenses	183,716	167,559
Dividends payable	1,158,717	891,983
Total liabilities	23,821,757	23,650,023
Commitments and contingencies
Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common shares - $.001 par value; 25,000,000 authorized; 9,874,191 and 8,319,036 issued; 9,655,977 and 8,108,934 outstanding	9,874	8,319
Additional paid-in capital	33,110,536	23,167,511
Treasury stock, at cost – 218,214 and 210,102 shares	(590,234)	(541,491)
Accumulated deficit	(448,801)	(387,666)
Total stockholders’ equity	32,081,375	22,246,673
Total liabilities and stockholders’ equity	$55,903,132	$45,896,696

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
Interest income from loans	$6,167,600	$5,015,987
Origination fees	1,056,962	902,950
Total Revenue	7,224,562	5,918,937
Operating costs and expenses:
Interest and amortization of deferred financing costs	1,699,064	1,226,728
Referral fees	1,708	3,701
General and administrative expenses	1,321,724	1,227,003
Total operating costs and expenses	3,022,496	2,457,432

Income from operations	4,202,066	3,461,505
Other income	3,000	—
Loss on write-down of investment in privately held company	—	(20,000)
Income before income tax expense	4,205,066	3,441,505
Income tax expense	(642)	(2,971)
Net income	$4,204,424	$3,438,534

Basic and diluted net income per common share outstanding:
—Basic	$0.48	$0.42
—Diluted	$0.48	$0.42

Weighted average number of common shares outstanding
—Basic	8,792,207	8,117,280
—Diluted	8,799,044	8,128,685

The accompanying notes are an integral part of these consolidated financial statements

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Totals
	Shares	Amount		Shares	Cost
Balance, January 1, 2017	8,312,036	$8,312	$23,134,013	177,000	$(369,335)	$(459,100)	$22,313,890
Exercise of options	7,000	7	20,433				20,440
Non cash compensation			13,065				13,065
Purchase of treasury shares				33,102	(172,156)		(172,156)
Dividends paid						(2,475,117)	(2,475,117)
Dividends declared and payable						(891,983)	(891,983)
Net income for the year ended December 31, 2017						3,438,534	3,438,534
Balance, December 31, 2017	8,319,036	8,319	23,167,511	210,102	(541,491)	(387,666)	22,246,673
Public offering	1,545,786	1,546	9,881,234				9,882,780
Exercise of warrants	9,369	9	48,726				48,735
Non cash compensation			13,065				13,065
Purchase of treasury shares				8,112	(48,743)		(48,743)
Dividends paid						(3,106,842)	(3,106,842)
Dividends declared and payable						(1,158,717)	(1,158,717)
Net income for the year ended December 31, 2018						4,204,424	4,204,424
Balance, December 31, 2018	9,874,191	$9,874	$33,110,536	218,214	$(590,234)	$(448,801)	$32,081,375

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
Cash flows from operating activities:
Net income	$4,204,424	$3,438,534
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	98,695	129,131
Depreciation	3,711	4,595
Non cash compensation expense	13,065	13,065
Loss on write-down of investment in privately held company	—	20,000
Changes in operating assets and liabilities
Interest receivable on loans	(61,732)	(188,526)
Other current and non current assets	(19,753)	323
Accounts payable and accrued expenses	16,157	62,019
Deferred origination fees	106,205	(16,940)
Net cash provided by operating activities	4,360,772	3,462,201

Cash flows from investing activities:
Issuance of short term loans	(51,859,000)	(37,871,500)
Collections received from loans	42,146,873	27,502,820
Purchase of fixed assets	(1,148)	(1,666)
Net cash used in investing activities	(9,713,275)	(10,370,346)

Cash flows from financing activities:
Proceeds from public offering, net	9,882,780	—
(Repayments of) proceeds from line of credit, net	(292,447)	10,431,746
Dividends paid	(3,998,825)	(3,288,621)
Proceeds from exercise of stock options and warrants	48,735	20,440
Purchase of treasury shares	(48,743)	(172,156)
Deferred financing costs incurred	(20,381)	(43,122)
Net cash provided by financing activities	5,571,119	6,948,287

Net increase in cash and restricted cash	218,616	40,142
Cash and restricted cash, beginning of year	136,441	96,299
Cash and restricted cash, end of year	$355,057	$136,441

Supplemental Cash Flow Information:
Taxes paid during the year	$642	$2,971
Interest paid during the year	$1,584,508	$1,034,097

Supplement Information – Noncash Information: Dividend declared and payable	$1,158,717	$891,983

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

1.	The Company

Manhattan Bridge Capital, Inc. (“MBC”) and its wholly-owned subsidiary, MBC Funding II Corp. (“MBC Funding”) (collectively the “Company”), offer short-term, secured, non–banking loans (sometimes referred to as “hard money” loans) to real estate investors to fund their acquisition, renovation, rehabilitation or development of residential or commercial properties located around the New York metropolitan area.

2.	Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Manhattan Bridge Capital, Inc. and its wholly-owned subsidiary, MBC Funding. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains its cash with two major financial institutions. Accounts at the financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000.

Credit risks associated with short term commercial loans the Company makes to small businesses and related interest receivable are described in Note 5.

Income Taxes

The Company follows Accounting Standards Codification (“ASC”) 740-10, “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2018 and 2017, the Company has no material uncertain tax positions to be accounted for in the financial statements. The Company recognizes interest and penalties related to uncertain tax positions, if any, as part of income tax expense.

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

Deferred financing costs in connection with the Company’s Credit and Security Agreement with Webster Business Credit Corporation (“Webster”), as amended, as well as the Amended and Restated Credit and Security Agreement, as amended (the “Amended Credit Agreement”), with Webster and Flushing Bank (“Flushing”), as discussed in Note 6, are presented as an asset in the balance sheet, in accordance with ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line of Credit Arrangements”. These costs are being amortized over the term of the respective agreement, using the straight-line method.

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

The numerator in calculating both basic and diluted EPS for each year is the reported net income. The denominator is based on the following weighted average number of common shares:

	Years ended December 31,
	2018	2017
Basic weighted average common shares outstanding	8,792,207	8,117,280
Incremental shares for assumed exercise of options	6,837	11,405
Diluted weighted average common shares outstanding	8,799,044	8,128,685

46,425 and 59,238 vested options and warrants were not included in the diluted EPS calculation for the years ended December 31, 2018 and 2017, respectively, because their effect would have been anti-dilutive.

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

Fair Value of Financial Instruments

For cash, the line of credit and accounts payable, as well as interest bearing commercial loans held by the Company, the carrying amount approximates fair value due to the relative short-term nature of such instruments. The Company determines the fair value of its senior secured notes using market prices which currently approximate their carrying amount.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2017. This ASU outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance, including industry specific guidance. Several ASUs expanding and clarifying the initial guidance issued in ASU 2014-09 have been released since May 2014. Exclusions from the scope of this guidance include revenue resulting from loans, investment securities (available-for-sale and trading), investments in unconsolidated entities and leases. The Company adopted the ASU effective January 1, 2018. The Company evaluated the applicability of this guidance and concluded that the adoption does not have an effect on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which amends the existing accounting standards for leases. This ASU requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less. This ASU also requires expanded disclosures regarding leasing arrangements. For public companies that file with the Securities Exchange Commission (“SEC”) the standard is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). The amendments in this update require that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The adoption of this standard required the Company to reconcile changes in cash, cash equivalents, and restricted cash on the consolidated statement of cash flows. As a result, the Company no longer presents transfers between cash and cash equivalents and restricted cash in the statement of cash flows. The Company adopted ASU 2016-18 in 2018 and applied the guidance retrospectively to the 2017 consolidated statement of cash flows.

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

The Company’s Level 1 investments are valued using quoted market prices in active markets. As of December 31, 2018 and 2017, the Company’s Level 1 investments consisted of cash and money market accounts in the amount of approximately $204,000 and $136,000, respectively, and were recorded as cash in the Company’s consolidated balance sheets.

4.	Cash - Restricted

Restricted cash mainly represents collections received, pending check clearance, from the Company’s commercial loans and is primarily dedicated to the reduction of the Company’s credit line established pursuant to the Amended Credit Agreement (the “Webster Credit Line”) (see Note 6).

5.	Commercial Loans

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

For the years ended December 31, 2018 and 2017, the total amounts of $51,859,000 and $37,871,500, respectively, have been lent, offset by collections received from borrowers, under the commercial loans in the amount of $42,146,873 and $27,502,820, respectively. The face amounts of the loans the Company originated in the past seven years have ranged from a minimum of $30,000 to a maximum of $2,500,000. The Company’s board of directors established a policy limiting the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $2.5 million. The Company’s loans typically have a maximum initial term of 12 months and bear interest at a fixed rate of 10% to 14% per year. In addition, the Company usually receives origination fees, or “points,” ranging from 0% to 2% of the original principal amount of the loan as well as other fees relating to underwriting, funding and managing the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser), and in the case of construction financing, up to 80% of construction costs.

At December 31, 2018, the Company was committed to $7,265,000 in construction loans that can be drawn by the borrowers when certain conditions are met.

At December 31, 2018 and 2017, no one entity has loans outstanding representing more than 10% of the total balance of the loans outstanding.

The Company generally grants loans for a term of one year. When a performing loan reaches its maturity and the borrower requests an extension, the Company may extend the term of the loan beyond one year. Prior to granting an extension of any loan, we reevaluates the underlying collateral.

Credit Risk

Credit risk profile based on loan activity as of December 31, 2018 and 2017:

Performing loans	Developers- Residential	Developers- Commercial	Developers- Mixed Use	Total outstanding loans
December 31, 2018	$47,301,127	$3,660,000	$3,875,000	$54,836,127
December 31, 2017	$41,739,000	$900,000	$2,485,000	$45,124,000

At December 31, 2018, the Company’s loans receivable consisted of loans in the amount of $2,060,000, $4,470,000 and $8,837,000, originally due in 2016, 2017 and 2018, respectively. At December 31, 2017, the Company’s loans receivable consisted of loans in the amount of $80,000, $400,000, $2,940,000 and $13,187,500, originally due in 2014, 2015, 2016 and 2017, respectively. In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans. Accordingly, at December 31, 2018 and 2017, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof included in operations for the years then ended.

Subsequent to the balance sheet date, approximately $11,638,000 of the loans receivable at December 31, 2018 were paid off, including $4,695,000 originally due in or before 2018.

6.	Line of Credit and Loans

Line of Credit

Currently, we have a $25 million credit line with Webster and Flushing. On February 27, 2015, the Company entered into the Webster Credit Line with Webster pursuant to which it could borrow up to $14 million against assignments of mortgages and other collateral. The Webster Credit Line was initially in effect until February 27, 2018. The Webster Credit Line initially provided for an interest rate (until amended – as described below) of either LIBOR plus 4.75% or the base commercial lending rate of Webster plus 3.25% as chosen by the Company for each drawdown. The Webster Credit Line contains various covenants and restrictions including, among other covenants and restrictions, limiting the amount that the Company can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans the Company makes to its customers, limiting the Company’s ability to pay dividends under certain circumstances, and limiting the Company’s ability to repurchase its common shares, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates. In addition, the Webster Credit Line also contains a cross default provision which will deem any default under any indebtedness owed by us or our subsidiary, MBC Funding, as a default under the credit line. Mr. Assaf Ran, the Company’s President and Chief Executive Officer, had personally guaranteed all of the Company’s obligations to Webster.

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

On August 8, 2017, the Company entered into the Amended Credit Agreement with Webster and Flushing. In conjunction with the execution of the Amended Credit Agreement, the Company also entered into a Revolving Credit Note in the principal aggregate amount of $5 million with Flushing and an Amended and Restated Fee Letter (the “Amended Fee Letter”) with Webster, each dated August 8, 2017. Pursuant to the terms of the Amended Credit Agreement, the Company’s existing Webster Credit Line was amended to include Flushing as an additional lender, as well as increased the funds available under the Webster Credit Line by $5 million, to $20 million in the aggregate. The Amended Credit Agreement also incorporated and restated previously reported amendments. In addition, Mr. Ran executed an Amended and Restated Guaranty, which was restated to include previously reported amendments. Finally, the Company executed the Amended Fee Letter which incorporated and restated previously reported amendments.

Effective July 11, 2018, the Company entered into a Waiver and Amendment No. 1 to the Amended Credit Agreement (“Amendment II”) with Webster, Flushing and Mr. Ran, as guarantor. In conjunction with the execution of Amendment II, the Company also entered into an Amended and Restated Revolving Credit Note in the principal aggregate amount of $10,000,000 with Flushing and a Second Amended and Restated Fee Letter with Webster and Flushing, each dated July 11, 2018. Pursuant to the terms of Amendment II, the Company’s existing Webster Credit Line was further increased by $5,000,000 to $25,000,000 in the aggregate. In addition, the interest rates relating to the Webster Credit Line were amended such that the interest rates now equal (i) LIBOR plus a premium, which rate aggregated approximately 6% as of July 11, 2018, or (ii) a Base Rate (as defined in the Amended Credit Agreement) plus 2.25% plus a 0.5% agency fee, as chosen by the Company for each drawdown. Amendment II also permits the Company to repurchase, redeem or otherwise retire its equity securities in an amount not to exceed ten percent of its annual net income from the prior fiscal year.

Total costs to establish the Webster Credit Line were approximately $144,000, and the total costs to amend the Webster Credit Line were approximately $64,000. These costs are being amortized over the term of the respective agreement, using the straight-line method. The amortization costs for the years ended December 31, 2018 and 2017 were $23,609 and $54,045, respectively.

The Company was in compliance with all covenants of the Amended Credit Agreement as of December 31, 2018. At December 31, 2018, the outstanding amount under the Amended Credit Agreement was $16,622,147. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% agency fee, for December 31, 2018 was 6.52%.

Short-Term Loans

In the beginning of 2018, Mr. Ran, the Chief Executive Officer of the Company, made three short term bridge loans to the Company in the aggregate amount of $950,000, at an interest rate of 6% per annum. All loans were repaid in full on February 9, 2018. During the second quarter of 2018, Mr. Ran and entities he controls, made seven short term loans to the Company in the aggregate amount of $2,741,227, at an interest rate of 6% per annum. Two of the loans in the aggregate amount of $311,227 were repaid in full in May 2018. The remaining loans, in the aggregate amount of $2,430,000 were repaid in full as of July 11, 2018. The Company also received a short-term loan from a third party lender in the amount of $1,000,000 at the rate of 12% per annum, and such short term loan was repaid in full as of July 12, 2018. The aggregate interest expense for these loans was $20,509, of which $10,509 was paid to Mr. Ran and entities he controls.

During the third quarter of 2017, Mr. Ran made two short term bridge loans to the Company in the aggregate amount of $860,000, at an interest rate of 6% per annum. Both loans were repaid in full on August 8, 2017. The aggregate interest expense for these loans was $923.

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

8.	Stockholders’ Equity

On November 1, 2018, the Company adopted a share buy back program for the repurchase of up to 100,000 shares of the Company’s common stock. As of December 31, 2018, the Company has purchased 8,112 common shares under this repurchase program, at an aggregate cost of approximately $49,000.

9.	Income Taxes

Income tax expense consists of the following:

	2018	2017
Current Taxes:
Federal	$—	$—
State	642	2,971
Income tax expense	$642	$2,971

10.	Simple IRA Plan

On October 26, 2000, the board of directors approved a Simple IRA Plan (the “IRA Plan”) for the purpose of attracting and retaining valuable executives. The IRA Plan allows for participation by up to 100 eligible employees of the Company. Under the IRA Plan, eligible employees may contribute a portion of their pre-tax yearly salary, up to the maximum contribution limit for Simple IRA Plans ($12,500 for 2018; additional catch-up contributions of $3,000 for eligible employees 50 or older) as set forth under the Internal Revenue Code of 1986, as amended, with the Company matching on a dollar-for-dollar basis up to 3% of the employees’ annual pre-tax compensation. These thresholds are subject to change under notice by the trustee for the IRA Plan. The Company is not responsible for any other costs under the IRA Plan. For the years ended December 31, 2018 and 2017 the Company contributed $13,260 and $12,810, respectively, as matching contributions to the IRA Plan.

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

A maximum of 400,000 common shares were reserved for the grant of awards under the Plan, subject to adjustment as provided in Section 9 of the Plan. As of December 31, 2018, an aggregate of 376,000 options were granted under the Plan of which 245,000 options were cancelled or expired, and 269,000 are available for future grants under the Plan.

The exercise price of options granted under the Plan may not be less than the fair market value on the date of grant. Stock options under the Plan may be awarded to officers, key employees, consultants and non-employee directors of the Company. Generally, options outstanding vest over periods not exceeding four years and are exercisable for up to five years from the grant date.

Stock based compensation expense recognized under ASC 718 for each of the years ended December 31, 2018 and 2017 of $13,065 reflects the amortization of the fair value of 1,000,000 restricted shares granted to the Company’s Chief Executive Officer on September 9, 2011 of $195,968, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value will be amortized over 15 years.

The following summarizes stock option activity for the years ended December 31, 2018 and 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	28,000	$2.10	1.75	$19,851
Expired in 2017	(7,000)	2.92
Exercised in 2017	(7,000)	1.02
Outstanding at December 31, 2017	14,000	$2.23	1.00	$10,513
Expired in 2018	(7,000)	1.53
Outstanding at December 31, 2018	7,000	$2.92	0.50	$5,034

There was no grant of options during the years ended December 31, 2018 and 2017. All outstanding options at December 31, 2018 and 2017 are vested and exercisable. The fair value of options granted, if any, is estimated on the date of grant using the Black-Scholes option-pricing model utilizing weighted average assumptions for (1) expected life; (2) annual dividend yield; (3) expected volatility; (4) risk free interest rate.

The following table summarizes information about stock options outstanding at December 31, 2018:

	Stock Option Outstanding
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
$ 2.01- $ 3.00	7,000	$2.92	0.50

On July 31, 2014, in connection with the Company’s public offering in July 2014, the Company issued warrants to purchase up to 87,719 common shares, with an exercise price of $3.5625 per common share, to the representative of the underwriters of the offering (the “July 2014 Representative Warrants”). These warrants are exercisable at any time, and from time to time, in whole or in part, commencing on July 28, 2015 and expire on July 28, 2019. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $42,224. At December 31, 2018, July 2014 Representative Warrants to purchase up to 3,000 common shares were outstanding.

On May 29, 2015, in connection with the Company’s public offering in May 2015, the Company issued warrants to purchase up to 50,750 common shares, with an exercise price of $5.4875 per common share, to the representative of the underwriters of the offering (the “May 2015 Representative Warrants”). These warrants are exercisable at any time, and from time to time, in whole or in part, commencing on May 22, 2016 and expire on May 22, 2020. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $54,928. At December 31, 2018, May 2015 Representative Warrants to purchase up to 9,650 common shares were outstanding.

On August 15, 2016, in connection with a public offering of the Company’s common stock, the Company issued warrants to purchase up to 33,612 common shares, with an exercise price of $7.4375 per common share, to the representative of the underwriters of the offering (the “August 2016 Representative Warrants”). The warrants are exercisable at any time, and from time to time, in whole or in part, commencing on August 9, 2017 and expire on August 9, 2021. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $47,020. At December 31, 2018, all of the August 2016 Representative Warrants were outstanding.

12.	Public Offering

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

13.	Commitments and Contingencies

Operating Leases

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

At December 31, 2018, approximate future minimum rental payments, including utilities, are as follows:

2019	$49,000
2020	50,000
2021	39,000
Total	$138,000

Rent expense, including utilities, in the years 2018 and 2017 was approximately $50,000 and $49,000, respectively.

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

In June 2016, the Compensation Committee approved an increase of Mr. Ran’s annual base salary from $225,000 to $275,000. In June 2017, the Compensation Committee approved an increase of Mr. Ran’s annual base salary from $275,000 to $305,000. Mr. Ran’s annual base compensation for the years 2018 and 2017 were $305,000 and $290,000, respectively. In addition, the Compensation Committee approved an annual bonus of $78,000 to Mr. Ran in 2018, and approved a special bonus of $33,000 and an annual bonus of $45,000 to Mr. Ran in 2017.

