Form 10-Q
period 2019-03-31
MANHATTAN BRIDGE CAPITAL, INC
filed 2019-04-15
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 15, 2019, the registrant had a total of 9,661,977 common shares, $.001 par value per share, outstanding.

MANHATTAN BRIDGE CAPITAL, INC.

Forward Looking Statements

This report contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the words “believe,” “expect,” “intend,” “estimate” and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial condition and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements”), including but not limited to the following: (i) our loan origination activities, revenues and profits are limited by available funds; (ii) we operate in a highly competitive market and competition may limit our ability to originate loans with favorable interest rates; (iii) our Chief Executive Officer is critical to our business and our future success may depend on our ability to retain him and to periodically obtain bridge loans from him; (iv) if we overestimate the yields on our loans or incorrectly value the collateral securing the loan, we may experience losses; (v) we may be subject to “lender liability” claims; (vi) our due diligence may not uncover all of a borrower’s liabilities or other risks to its business; (vii) borrower concentration could lead to significant losses; and (viii) we may choose to make distributions in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive. The accompanying information contained in this report, including the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, identifies important factors that could cause such differences. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

All references in this Form 10-Q to “Company,” “we,” “us,” or “our” refer to Manhattan Bridge Capital, Inc. and its wholly-owned subsidiary, MBC Funding II Corp., unless the context otherwise indicates.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)	(audited)
Assets
Loans receivable	$54,793,194	$54,836,127
Interest receivable on loans	582,422	596,777
Cash	174,622	203,682
Cash- restricted	—	151,375
Operating lease right-of-use asset, net	124,801	—
Other assets	87,359	73,131
Deferred financing costs	37,190	42,040
Total assets	$55,799,588	$55,903,132
Liabilities and Stockholders’ Equity
Liabilities:
Line of credit	$16,417,161	$16,622,147
Senior secured notes (net of deferred financing costs of $528,728 and $547,499)	5,471,272	5,452,501
Deferred origination fees	422,082	404,676
Accounts payable and accrued expenses	143,478	183,716
Operating lease liability	124,801	—
Dividends payable	—	1,158,717
Total liabilities	22,578,794	23,821,757

Commitments and contingencies
Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common shares - $.001 par value; 25,000,000 shares authorized; 9,881,191 and 9,874,191 issued, respectively; 9,661,977 and 9,655,977 outstanding, respectively	9,881	9,874
Additional paid-in capital	33,134,235	33,110,536
Treasury stock, at cost – 219,214 and 218,214 shares	(595,878)	(590,234)
Retained earnings (accumulated deficit)	672,556	(448,801)
Total stockholders’ equity	33,220,794	32,081,375
Total liabilities and stockholders’ equity	$55,799,588	$55,903,132

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2019	2018

Interest income from loans	$1,503,085	$1,429,249
Origination fees	284,974	235,226
Total revenue	1,788,059	1,664,475

Operating costs and expenses:
Interest and amortization of deferred financing costs	378,882	397,705
Referral fees	2,083	333
General and administrative expenses	288,737	285,519
Total operating costs and expenses	669,702	683,557

Income from operations	1,118,357	980,918
Other income	3,000	—
Net income	$1,121,357	$980,918

Basic and diluted net income per common share outstanding:
--Basic	$0.12	$0.12
--Diluted	$0.12	$0.12

Weighted average number of common shares outstanding:
--Basic	9,655,781	8,108,934
--Diluted	9,658,160	8,121,728

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net income	$1,121,357	$980,918
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	23,622	29,739
Depreciation	431	1,146
Non cash compensation expense	3,266	3,266
Changes in operating assets and liabilities:
Interest receivable on loans	14,355	37,068
Other assets	(14,659)	(27,088)
Accounts payable and accrued expenses	(40,238)	(23,286)
Deferred origination fees	17,406	22,252
Net cash provided by operating activities	1,125,540	1,024,015

Cash flows from investing activities:
Issuance of short term loans	(13,325,965)	(11,000,000)
Collections received from loans	13,368,898	10,067,500
Net cash provided by (used in) investing activities	42,933	(932,500)

Cash flows from financing activities:
Dividend paid	(1,158,717)	(891,983)
(Repayment of) proceeds from line of credit, net	(204,986)	849,559
Purchase of treasury shares	(5,645)	—
Proceeds from exercise of stock options	20,440	—
Net cash used in financing activities	(1,348,908)	(42,424)

Net (decrease) increase in cash and restricted cash	(180,435)	49,091
Cash and restricted cash, beginning of period	355,057	136,441
Cash and restricted cash, end of period	$174,622	$185,532

Supplemental Cash Flow Information:
Interest paid during the period	$370,621	$364,292

Non-cash Investing Activities:
Operating lease right-of-use asset	$124,801	$—
Operating lease liability	$124,801	$—

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

1.	THE COMPANY

The accompanying unaudited consolidated financial statements of Manhattan Bridge Capital, Inc. (“MBC”), a New York corporation founded in 1989, and its consolidated subsidiary, MBC Funding II Corp. (“MBC Funding II”), a New York corporation formed in December 2015 (collectively referred to herein as the “Company”) have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2018 and the notes thereto included in the Company’s Annual Report on Form 10-K. Results of consolidated operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year.

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

The Company initially established a credit line pursuant to the Credit and Security Agreement with Webster Business Credit Corporation (“Webster”) dated February 27, 2015 (the “Webster Credit Line”), which was subsequently amended and restated on August 8, 2017 (“Amended Credit Agreement”) with Webster and Flushing Bank (“Flushing”). Deferred financing costs in connection with the Webster Credit Line and the Amended Credit Agreement, as discussed in Note 5, are presented as an asset in the balance sheet, in accordance with ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line of Credit Arrangements”. These costs are being amortized over the term of the respective agreement, using the straight-line method.

2.	RECENT TECHNICAL ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance, including industry specific guidance. Several ASUs expanding and clarifying the initial guidance issued in ASU 2014-09 have been released since May 2014. Exclusions from the scope of this guidance include revenue resulting from loans, investment securities (available-for-sale and trading), investments in unconsolidated entities and leases. The Company adopted the ASU effective January 1, 2018. The Company evaluated the applicability of this guidance and concluded that the adoption does not have an effect on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which amends the existing accounting standards for leases. This ASU requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet for the obligation to make payments for all leases, with the exception of those leases with a term of 12 months or less. This ASU also requires expanded disclosures regarding leasing arrangements. The Company adopted the ASU effective January 1, 2019, and concluded that the adoption did not have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The amendments in this ASU require that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The adoption of this guidance required the Company to reconcile changes in cash, cash equivalents, and restricted cash on the consolidated statement of cash flows. As a result, the Company no longer presents transfers between cash and cash equivalents and restricted cash in the statement of cash flows. The Company adopted this ASU in 2018, and applied the guidance retrospectively to the 2017 consolidated statement of cash flows.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This ASU supersedes ASC 505-50, “Equity Based Payment to Non-Employees,” (“ASC 505-50”) and expands the scope of ASC 718, “Compensation – Stock Compensation” (“ASC 718”), to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

At March 31, 2019, the Company was committed to $8,219,035 in construction loans that can be drawn by the borrowers when certain conditions are met.

At March 31, 2019, no one entity has loans outstanding representing more than 10% of the total balance of the loans outstanding.

The Company generally grants loans for a term of one year. When a performing loan reaches its maturity and the borrower requests an extension, the Company may extend the term of the loan beyond one year. Prior to granting an extension of any loan, the Company reevaluates the underlying collateral.

Credit Risk

Credit risk profile based on loan activity as of March 31, 2019 and December 31, 2018:

Performing loans	Developers-Residential	Developers-Commercial	Developers-Mixed Used	Total outstanding loans
March 31, 2019	$47,743,194	$3,410,000	$3,640,000	$54,793,194
December 31, 2018	$47,301,127	$3,660,000	$3,875,000	$54,836,127

At March 31, 2019, the Company’s loans receivable includes loans in the amount of $360,000, $4,320,000 and $5,577,000 originally due in 2016, 2017 and 2018, respectively. In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans. Accordingly, at March 31, 2019, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof.

Subsequent to the balance sheet date, approximately $1,548,000 of the loans receivable at March 31, 2019 were paid off, including $370,000 originally due on or before December 31, 2018.

4.	CASH - RESTRICTED

Restricted cash mainly represents collections received, pending check clearance, from the Company’s commercial loans and is primarily dedicated to the reduction of the Company’s credit line established pursuant to the Amended Credit Agreement (see Note 5).

5.	LINE OF CREDIT

The Company maintains the Webster Credit Line which currently provides it with a credit line of $25 million in the aggregate secured by assignments of mortgages and other collateral. The Webster Credit Line contains various covenants and restrictions including, among other covenants and restrictions, limiting the amount that the Company can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans the Company makes to its customers, limiting the Company’s ability to pay dividends under certain circumstances, and limiting the Company’s ability to repurchase its common shares, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates. In addition, the Webster Credit Line contains a cross default provision which will deem any default under any indebtedness owed by us or our subsidiary, MBC Funding, as a default under the credit line.

Effective July 11, 2018, the Company entered into a Waiver and Amendment No. 1 to the Amended Credit Agreement (“Amendment II”) with Webster, Flushing and Mr. Ran, as guarantor. In conjunction with the execution of Amendment II, the Company also entered into an Amended and Restated Revolving Credit Note in the principal aggregate amount of $10,000,000 with Flushing (the “Amended Flushing Note”) and a Second Amended and Restated Fee Letter with Webster and Flushing, each dated July 11, 2018. Pursuant to the terms of Amendment II, the Company’s existing Webster Credit Line was increased by $5 million to $25 million in the aggregate. In addition, the interest rates relating to Webster Credit Line were amended such that the interest rates now equal (i) LIBOR plus a premium, which rate aggregated approximately 6.49% as of March 31, 2019, or (ii) a Base Rate (as defined in the Amended Credit Agreement) plus 2.25% plus a 0.5% agency fee, as chosen by the Company for each drawdown. Amendment II also permits the Company to repurchase, redeem or otherwise retire its equity securities in an amount not to exceed ten percent of our annual net income from the prior fiscal year. In addition, Mr. Ran has provided a personal guaranty to the Webster Credit Line, which shall not exceed the sum of $500,000 plus any costs relating to the enforcement of the personal guaranty.

The costs to establish and to amend the Webster Credit Line are being amortized over the term of the respective agreement, using the straight-line method. The amortization costs for the three months ended March 31, 2019 and 2018 were $4,851 and $10,968, respectively. The Webster Credit Line expires February 28, 2021, unless sooner terminated, and contains a provision that permits a Company option for a further extension until February 28, 2022, subject to Webster’s consent.

The Company was in compliance with all covenants of the Webster Credit Line, as amended, as of March 31, 2019. At March 31, 2019, the outstanding amount under the Amended Credit Agreement was $16,417,161. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% Agency Fee, for March 31, 2019 was 6.49%.

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

7.	EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are calculated in accordance with ASC 260, “Earnings Per Share” (“ASC 260”). Under ASC 260, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the potential dilution from the exercise of stock options and warrants for common shares using the treasury stock method. The numerator in calculating both basic and diluted earnings per common share for each period is the reported net income.

The denominator is based on the following weighted average number of common shares:

	Three Months Ended March 31,
	2019	2018
Basic weighted average common shares outstanding	9,655,781	8,108,934
Incremental shares for assumed exercise of options	2,379	12,794
Diluted weighted average common shares outstanding	9,658,160	8,121,728

43,883 and 57,849 vested options and warrants were not included in the diluted earnings per share calculation for the three month periods ended March 31, 2019 and 2018, respectively, because their effect would have been anti-dilutive.

8.	SHARE – BASED COMPENSATION

The Company measures and recognizes compensation awards for all stock option grants made to employees and directors, based on their fair value in accordance with ASC 718, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of ASC 718 is to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. The cost will be recognized over the service period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 718 and ASC 505-50. All transactions with non-employees, in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more appropriately measurable.

The exercise price of options granted under the Company’s stock option plan (the “Plan”) may not be less than the fair market value on the date of grant. Stock options under the Plan may be awarded to officers, key employees, consultants and non-employee directors of the Company. Generally, options outstanding vest over periods not exceeding four years and are exercisable for up to five years from the grant date. At March 31, 2019, all granted stock options were exercised or expired.

Share based compensation expense recognized under ASC 718 for each of the three month periods ended March 31, 2019 and 2018 of $3,266 represents the amortization of the fair value of 1,000,000 restricted shares granted to the Company’s Chief Executive Officer on September 9, 2011 of $195,968, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value will be amortized over 15 years.

On July 31, 2014, in connection with the Company’s public offering in July 2014, the Company issued warrants to purchase up to 87,719 common shares, with an exercise price of $3.5625 per common share, to the representative of the underwriters of the offering (the “July 2014 Representative Warrants”). These warrants are exercisable at any time, and from time to time, in whole or in part, commencing on July 28, 2015 and expire on July 28, 2019. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $42,224. At March 31, 2019, July 2014 Representative Warrants to purchase up to 3,000 common shares were outstanding.

On May 29, 2015, in connection with the Company’s public offering in May 2015, the Company issued warrants to purchase up to 50,750 common shares, with an exercise price of $5.4875 per common share, to the representative of the underwriters of the offering (the “May 2015 Representative Warrants”). These warrants are exercisable at any time, and from time to time, in whole or in part, commencing on May 22, 2016 and expire on May 22, 2020. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $54,928. At March 31, 2019, May 2015 Representative Warrants to purchase up to 9,650 common shares were outstanding.

On August 15, 2016, in connection with a public offering of the Company’s common shares, the Company issued warrants to purchase up to 33,612 common shares, with an exercise price of $7.4375 per common share, to the representative of the underwriters of the offering (the “August 2016 Representative Warrants”). The warrants are exercisable at any time, and from time to time, in whole or in part, commencing on August 9, 2017 and expire on August 9, 2021. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $47,020. At March 31, 2019, all of the August 2016 Representative Warrants were outstanding.

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

Since commencing this business in 2007, we have made over 750 loans and never foreclosed on a property. We currently manage approximately 130 loans. In addition, none of our loans have ever gone into default, although sometimes we have renewed or extended our loans to enable the borrower to avoid premature sale or refinancing of the property. When we renew or extend a loan we receive additional “points” and other fees.

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

For the three month periods ended March 31, 2019 and 2018, the total amounts of $13,325,965 and $11,000,000, respectively, have been lent, offset by collections received from borrowers under our commercial loans in the amounts of $13,368,898 and $10,067,500, respectively.

At March 31, 2019, we were committed to $8,219,035 in construction loans that can be drawn by the borrowers when certain conditions are met.

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

Results of Operations

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Total revenue

Total revenues for the three months ended March 31, 2019 were approximately $1,788,000 compared to approximately $1,664,000 for the three months ended March 31, 2018, an increase of $124,000, or 7.5%. The increase in revenue was due to an increase in lending operations. For the three months ended March 31, 2019, approximately $1,503,000 of our revenue represents interest income on secured commercial loans that we offer to small businesses, compared to approximately $1,429,000 for the same period in 2018, and approximately $285,000 and $235,000, respectively, represent origination fees on such loans. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for the three months ended March 31, 2019 were approximately $379,000 compared to approximately $398,000 for the three months ended March 31, 2018, a decrease of $19,000, or 4.8%. The decrease is primarily attributable to lower outstanding amounts under the Webster Credit Line (See Note 5 to the financial statements included elsewhere in this report) following the Company’s public offering in July 2018, as described below.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2019 were approximately $289,000 compared to approximately $286,000 for the three months ended March 31, 2018, an increase of $3,000, or 1.0%. The increase is primarily attributable to an increase in insurance expense, offset by decreases in appraisal, travel and meal expenses.

Net income

Net income for the three months ended March 31, 2019 was approximately $1,121,000 compared to approximately $981,000 for the three months ended March 31, 2018, an increase of $140,000, or 14.3%. This increase is primarily attributable to the increase in revenue.

Liquidity and Capital Resources

At March 31, 2019, we had cash of approximately $175,000 compared to cash of approximately $204,000 at December 31, 2018 (not including restricted cash, which mainly represents collections received, pending check clearance, from the Company’s commercial loans and is primarily dedicated to the reduction of the Webster Credit Line).

For the three months ended March 31, 2019, net cash provided by operating activities was approximately $1,126,000, compared to approximately $1,024,000 for the three months ended March 31, 2018. The increase in net cash provided by operating activities primarily resulted from the increase in net income.

For the three months ended March 31, 2019, net cash provided by investing activities was approximately $43,000, compared to net cash used in investing activities of $932,500 for the three months ended March 31, 2018. Net cash provided by investing activities for the three months ended March 31, 2019 consisted of the collection of our commercial loans of approximately $13,369,000, offset by the issuance of commercial loans of approximately $13,326,000. Net cash used in investing activities for the three months ended March 31, 2018 consisted of the issuance of commercial loans of $11,000,000, offset by the collection of our commercial loans of $10,067,500.

For the three months ended March 31, 2019, net cash used in financing activities was approximately $1,349,000, compared to approximately $42,000 for the three months ended March 31, 2018. Net cash used in financing activities for the three months ended March 31, 2019 reflects the dividend payment of approximately $1,159,000, the repayment of the Webster Credit Line of an aggregate of approximately $205,000 and the purchase of treasury shares of approximately $6,000, offset by the proceeds from the exercise of options of approximately $20,000. Net cash used in financing activities for the three months ended March 31, 2018 reflects the dividend payment of approximately $892,000, offset by the proceeds from the Webster Credit Line of approximately $850,000.

We maintain the Webster Credit Line which currently provides us with a credit line of $25 million in the aggregate secured by assignments of mortgages and other collateral. On August 8, 2017, we entered into the Amended Credit Agreement.

Effective July 11, 2018, we entered into a Waiver and Amendment No. 1 to the Amended Credit Agreement (“Amendment II”) with Webster, Flushing and Mr. Ran, as guarantor. In conjunction with the execution of Amendment II, we also entered into an Amended and Restated Revolving Credit Note in the principal aggregate amount of $10,000,000 with Flushing (the “Amended Flushing Note”) and a Second Amended and Restated Fee Letter with Webster and Flushing, each dated July 11, 2018. Pursuant to the terms of Amendment II, the Company’s existing Webster Credit Line was increased by $5 million to $25 million in the aggregate. In addition, the interest rates relating to Webster Credit Line were amended such that the interest rates now equal (i) LIBOR plus a premium, which rate aggregated approximately 6.49% as of March 31, 2019, or (ii) a Base Rate (as defined in the Amended Credit Agreement) plus 2.25% plus a 0.5% agency fee, as chosen by the Company for each drawdown. Amendment II also permits the Company to repurchase, redeem or otherwise retire its equity securities in an amount not to exceed ten percent of our annual net income from the prior fiscal year. In addition, Mr. Ran has provided a personal guaranty to the Webster Credit Line, which shall not exceed the sum of $500,000 plus any costs relating to the enforcement of the personal guaranty.

We were in compliance with all covenants of the Webster Credit Line, as amended, as of March 31, 2019. At March 31, 2019, the outstanding amount under the Webster Credit Line was $16,417,161. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% Agency Fee, for March 31, 2019 was 6.49%.

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

On November 1 2018, our Board of Directors authorized the Share Buy Back Program, pursuant to which we may, from time to time, purchase up to 100,000 shares of our common shares. The Share Buy Back Program does not obligate the Company to purchase any shares and expires on October 31, 2019. The authorization for the Share Buy Back Program is able to be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time. As of March 31, 2019, we have purchased 9,112 shares of the Company’s common shares for an aggregate of $54,387 pursuant to the Share Buy Back Program. For the three months ended March 31, 2019, we have purchased 1,000 shares of the Company’s common shares for an aggregate of $5,644 pursuant to the Share Buy Back Program.

We anticipate that our current cash balances, the proceeds of our 2018 public offering, and the Amended Credit Agreement, as described above, together with our cash flows from operations will be sufficient to fund our operations for the next 12 months. In addition, from time to time, we receive short term unsecured loans from our executive officers and others in order to provide us with the flexibility necessary to maintain a steady deployment of capital. However, we expect our working capital requirements to increase over the next 12 months as we continue to strive for growth.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 1 2018, our Board of Directors authorized the Share Buy Back Program, pursuant to which we may, from time to time, purchase up to 100,000 shares of our common shares. The Share Buy Back Program does not obligate the Company to purchase any shares and expires on October 31, 2019. The authorization for the Share Buy Back Program is able to be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time.

As set forth in the table below, during the quarter ended March 31, 2019, the Company repurchased 1,000 shares of the Company’s common shares under the stock buy-back program at an aggregate cost of $5,644.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2019	1,000	$5.64	1,000	90,888
February 1-28, 2019	0	$—	0	90,888
March 1-31, 2019	0	$—	0	90,888
Total	1,000	$5.64	1,000	90,888

Item 6. EXHIBITS

Exhibit No.	Description
31.1	Chief Executive Officer Certification under Rule 13a-14
31.2	Chief Financial Officer Certification under Rule 13a-14
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Schema Document
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Manhattan Bridge Capital, Inc. (Registrant)

Date: April 15, 2019	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: April 15, 2019	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

