Form 10-Q
period 2019-06-30
MANHATTAN BRIDGE CAPITAL, INC
filed 2019-07-26
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

(516) 444-3400

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, par value $.001	LOAN	Nasdaq Capital Market

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

As of July 26, 2019, the Issuer had a total of 9,657,977 common shares, $.001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)	(audited)
Assets
Loans receivable	$55,911,967	$54,836,127
Interest receivable on loans	672,900	596,777
Cash	127,169	203,682
Cash - restricted	—	151,375
Other assets	127,559	73,131
Operating lease right-of-use asset, net	113,724	—
Deferred financing costs	32,339	42,040
Total assets	$56,985,658	$55,903,132

Liabilities and Stockholders’ Equity
Liabilities:
Line of credit	$17,737,803	$16,622,147
Senior secured notes (net of deferred financing costs of $509,956 and $547,499, respectively)	5,490,044	5,452,501
Deferred origination fees	396,443	404,676
Accounts payable and accrued expenses	122,789	183,716
Operating lease liability	113,724	—
Dividends payable	—	1,158,717
Total liabilities	23,860,803	23,821,757

Commitments and contingencies
Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common shares - $.001 par value; 25,000,000 shares authorized; 9,881,191 and 9,874,191 issued, respectively; 9,657,977 and 9,655,977 outstanding, respectively	9,881	9,874
Additional paid-in capital	33,137,501	33,110,536
Treasury stock, at cost – 223,214 and 218,214 shares	(619,688)	(590,234)
Retained earnings (accumulated deficit)	597,161	(448,801)
Total stockholders’ equity	33,124,855	32,081,375

Total liabilities and stockholders’ equity	$56,985,658	$55,903,132

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income from loans	$1,487,117	$1,423,352	$2,990,202	$2,852,600
Origination fees	292,253	244,348	577,227	479,574
Total revenue	1,779,370	1,667,700	3,567,429	3,332,174

Operating costs and expenses:
Interest and amortization of debt service costs	387,511	413,074	766,393	810,778
Referral fees	625	83	2,708	416
General and administrative expenses	309,619	305,155	598,356	590,674
Total operating costs and expenses	697,755	718,312	1,367,457	1,401,868
Income from operations	1,081,615	949,388	2,199,972	1,930,306
Other income	3,000	—	6,000	—
Income before income tax expense	1,084,615	949,388	2,205,972	1,930,306
Income tax expense	(572)	—	(572)	—
Net income	$1,084,043	$949,388	$2,205,400	$1,930,306

Basic and diluted net income per common share outstanding:
—Basic	$0.11	$0.12	$0.23	$0.24
—Diluted	$0.11	$0.12	$0.23	$0.24

Weighted average number of common shares outstanding:
—Basic	9,659,317	8,111,276	9,657,557	8,110,112
—Diluted	9,661,620	8,119,984	9,659,897	8,117,817

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2019

	Common Stock		Additional Paid in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Totals
Balance, April 1, 2019	9,881,191	$9,881	$33,134,235	219,214	$(595,878)	$672,556	$33,220,794
Purchase of treasury shares				4,000	(23,810)		(23,810)
Non cash compensation			3,266				3,266
Dividends paid						(1,159,438)	(1,159,438)
Net income						1,084,043	1,084,043
Balance, June 30, 2019	9,881,191	$9,881	$33,137,501	223,214	$(619,688)	$597,161	$33,124,855

FOR THE THREE MONTHS ENDED JUNE 30, 2018

	Common Stock		Additional Paid in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Totals
Balance, April 1, 2018	8,319,036	$8,319	$23,170,777	210,102	$(541,491)	$593,252	$23,230,857
Exercise of warrants	8,881	9	48,726				48,735
Non cash compensation			3,266				3,266
Dividends paid						(973,072)	(973,072)
Net income						949,388	949,388
Balance, June 30, 2018	8,327,917	$8,328	$23,222,769	210,102	$(541,491)	$569,568	$23,259,174

FOR THE SIX MONTHS ENDED JUNE 30, 2019

	Common Stock		Additional Paid in	Treasury Stock		Accumulated Deficit (Retained
	Shares	Amount	Capital	Shares	Cost	Earnings)	Totals
Balance, January 1, 2019	9,874,191	$9,874	$33,110,536	218,214	$(590,234)	$(448,801)	$32,081,375
Exercise of options	7,000	7	20,433				20,440
Purchase of treasury shares				5,000	(29,454)		(29,454)
Non cash compensation			6,532				6,532
Dividends paid						(1,159,438)	(1,159,438)
Net income						2,205,400	2,205,400
Balance, June 30, 2019	9,881,191	$9,881	$33,137,501	223,214	$(619,688)	$597,161	$33,124,855

FOR THE SIX MONTHS ENDED JUNE 30, 2018

	Common Stock		Additional Paid in	Treasury Stock		Accumulated Deficit (Retained
	Shares	Amount	Capital	Shares	Cost	Earnings)	Totals
Balance, January 1, 2018	8,319,036	$8,319	$23,167,511	210,102	$(541,491)	$(387,666)	$22,246,673
Exercise of warrants	8,881	9	48,726				48,735
Non cash compensation			6,532				6,532
Dividends paid						(973,072)	(973,072)
Net income						1,930,306	1,930,306
Balance, June 30, 2018	8,327,917	$8,328	$23,222,769	210,102	$(541,491)	$569,568	$23,259,174

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$2,205,400	$1,930,306
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	47,244	51,451
Depreciation	815	2,274
Non cash compensation expense	6,532	6,532
Changes in operating assets and liabilities:
Interest receivable on loans	(76,123)	(35,760)
Other assets	(55,243)	(76,097)
Accounts payable and accrued expenses	(60,927)	19,952
Deferred origination fees	(8,233)	130,105
Net cash provided by operating activities	2,059,465	2,028,763

Cash flows from investing activities:
Issuance of short term loans	(24,697,965)	(27,792,500)
Collections received from loans	23,622,125	21,070,000
Net cash used in investing activities	(1,075,840)	(6,722,500)

Cash flows from financing activities:
Proceeds from line of credit, net	1,115,656	3,085,406
Proceeds from short-term loans, net	—	3,430,000
Dividends paid	(2,318,155)	(1,865,055)
Purchase of treasury shares	(29,454)	—
Capital raising costs	—	(12,300)
Proceeds from exercise of stock options and warrants	20,440	48,735
Net cash (used in) provided by financing activities	(1,211,513)	4,686,786

Net decrease in cash and restricted cash	(227,888)	(6,951)
Cash and restricted cash, beginning of period	355,057	136,441
Cash and restricted cash, end of period	$127,169	$129,490

Supplemental Cash Flow Information:
Taxes paid during the period	$572	$—
Interest paid during the period	$733,160	$733,215

Non-cash Investing Activities:
Operating lease right-of-use asset	$113,724	$—
Operating lease liability	$113,724	$—

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

The Company offers short-term, secured, non–banking loans to real estate investors (also known as hard money) to fund their acquisition, renovation, rehabilitation or development of residential or commercial properties located in the New York metropolitan area, including New Jersey and Connecticut, and in Florida.

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

2. RECENT TECHNICAL ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance, including industry specific guidance. Several ASUs expanding and clarifying the initial guidance issued in ASU 2014-09 have been released since May 2014. Exclusions from the scope of this guidance include revenue resulting from loans, investment securities (available-for-sale and trading), investments in unconsolidated entities and leases. The Company adopted the ASU effective January 1, 2018. The Company evaluated the applicability of this guidance and concluded that the adoption did not have an effect on its consolidated financial statements.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This ASU supersedes Accounting Standards Codification (“ASC”) 505-50, “Equity Based Payment to Non-Employees,” (“ASC 505-50”) and expands the scope of ASC 718, “Compensation – Stock Compensation” (“ASC 718”), to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In May 2019, the FASB issued ASU 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief.” This ASU allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” The Company plans to adopt both ASU 2016-13 and ASU 2019-05 effective January 1, 2020. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

3. COMMERCIAL LOANS

Loans Receivable

The Company offers short-term secured non–banking loans to real estate investors (also known as hard money) to fund their acquisition and construction of properties located in the New York metropolitan area, including New Jersey and Connecticut, and in Florida. The loans are principally secured by collateral consisting of first mortgage positions on real estate and, generally, accompanied by personal guarantees from the principals of the borrowers. The loans are generally for a term of one year. The loans are initially recorded, and carried thereafter, in the financial statements at cost. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term.

At June 30, 2019, the Company was committed to $7,349,035 in construction loans that can be drawn by the borrowers when certain conditions are met.

At June 30, 2019, no one entity has loans outstanding representing more than 10% of the total balance of the loans outstanding.

The Company generally grants loans for a term of one year. When a performing loan reaches its maturity and the borrower requests an extension, the Company may extend the term of the loan beyond one year. Prior to granting an extension of any loan, the Company reevaluates the underlying collateral.

Credit Risk

Credit risk profile based on loan activity as of June 30, 2019 and December 31, 2018:

Performing loans	Developers- Residential	Developers- Commercial	Developers- Mixed Used	Total outstanding loans
June 30, 2019	$49,441,967	$3,060,000	$3,410,000	$55,911,967
December 31, 2018	$47,301,127	$3,660,000	$3,875,000	$54,836,127

At June 30, 2019, the Company’s loans receivable includes loans in the amount of $360,000, $3,960,000 and $4,607,000 originally due in 2016, 2017 and 2018, respectively. In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans. Accordingly, at June 30, 2019, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof.

Subsequent to the balance sheet date, approximately $1,916,000 of the loans receivable at June 30, 2019 were paid off, including $245,000 originally due on or before December 31, 2018.

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

Effective July 11, 2018, the Company entered into a Waiver and Amendment No. 1 to the Amended Credit Agreement (“Amendment II”) with Webster, Flushing and Mr. Ran, as guarantor. In conjunction with the execution of Amendment II, the Company also entered into an Amended and Restated Revolving Credit Note in the principal aggregate amount of $10,000,000 with Flushing (the “Amended Flushing Note”) and a Second Amended and Restated Fee Letter with Webster and Flushing, each dated July 11, 2018. Pursuant to the terms of Amendment II, the Company’s existing Webster Credit Line was increased by $5 million to $25 million in the aggregate. In addition, the interest rates relating to Webster Credit Line were amended such that the interest rates now equal (i) LIBOR plus a premium, which rate aggregated approximately 6.40% as of June 30, 2019, or (ii) a Base Rate (as defined in the Amended Credit Agreement) plus 2.25% plus a 0.5% agency fee, as chosen by the Company for each drawdown. Amendment II also permits the Company to repurchase, redeem or otherwise retire its equity securities in an amount not to exceed ten percent of our annual net income from the prior fiscal year. In addition, Mr. Ran has provided a personal guaranty to the Webster Credit Line, which shall not exceed the sum of $500,000 plus any costs relating to the enforcement of the personal guaranty.

The costs to establish and to amend the Webster Credit Line are being amortized over the term of the respective agreement, using the straight-line method. The amortization costs for the six months ended June 30, 2019 and 2018 were $9,702 and $13,908, respectively. The Webster Credit Line expires February 28, 2021, unless sooner terminated, and contains a provision that permits a Company option for a further extension until February 28, 2022, subject to Webster’s consent.

The Company was in compliance with all covenants of the Webster Credit Line, as amended, as of June 30, 2019. At June 30, 2019, the outstanding amount under the Amended Credit Agreement was $17,737,803. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% Agency Fee, at June 30, 2019, was approximately 6.40%.

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

The denominator is based on the following weighted average number of common shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic weighted average common shares outstanding	9,659,317	8,111,276	9,657,557	8,110,112
Incremental shares for assumed exercise of options and warrants	2,303	8,708	2,340	7,705
Diluted weighted average common shares outstanding	9,661,620	8,119,984	9,659,897	8,117,817

For the three and six months ended June 30, 2019, 43,959 and 43,922 stock warrants were not included in the diluted earnings per share calculation, respectively, because their effect would have been anti-dilutive. For the three and six months ended June 30, 2018, 46,054 and 47,057 vested stock options and warrants were not included in the diluted earnings per share calculation, respectively, because their effect would have been anti-dilutive.

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

Share based compensation expense recognized under ASC 718 for each of the six months ended June 30, 2019 and 2018 of $6,532 represents the amortization of the fair value of 1,000,000 restricted shares granted to the Company’s Chief Executive Officer on September 9, 2011 of $195,968, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value will be amortized over 15 years.

On July 31, 2014, in connection with the Company’s public offering in July 2014, the Company issued warrants to purchase up to 87,719 common shares, with an exercise price of $3.5625 per common share, to the representative of the underwriters of the offering (the “July 2014 Representative Warrants”). These warrants are exercisable at any time, and from time to time, in whole or in part, commencing on July 28, 2015 and expire on July 28, 2019. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $42,224. At June 30, 2019, July 2014 Representative Warrants to purchase up to 3,000 common shares were outstanding.

On May 29, 2015, in connection with the Company’s public offering in May 2015, the Company issued warrants to purchase up to 50,750 common shares, with an exercise price of $5.4875 per common share, to the representative of the underwriters of the offering (the “May 2015 Representative Warrants”). These warrants are exercisable at any time, and from time to time, in whole or in part, commencing on May 22, 2016 and expire on May 22, 2020. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $54,928. At June 30, 2019, May 2015 Representative Warrants to purchase up to 9,650 common shares were outstanding.

On August 15, 2016, in connection with a public offering of the Company’s common shares, the Company issued warrants to purchase up to 33,612 common shares, with an exercise price of $7.4375 per common share, to the representative of the underwriters of the offering (the “August 2016 Representative Warrants”). The warrants are exercisable at any time, and from time to time, in whole or in part, commencing on August 9, 2017 and expire on August 9, 2021. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $47,020. At June 30, 2019, all of the August 2016 Representative Warrants were outstanding.

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

We are a New York-based real estate finance company that specializes in originating, servicing and managing a portfolio of first mortgage loans. We offer short-term, secured, non-banking loans (sometimes referred to as “hard money” loans), which we may renew or extend on, before or after their initial term expires, to real estate investors to fund their acquisition, renovation, rehabilitation or development of residential or commercial properties located in the New York metropolitan area, including New Jersey and Connecticut, and in Florida.

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

Since commencing this business in 2007, we have made over 780 loans and never foreclosed on a property. We currently manage approximately 130 loans. In addition, none of our loans have ever gone into default, although sometimes we have renewed or extended our loans to enable the borrower to avoid premature sale or refinancing of the property. When we renew or extend a loan we receive additional “points” and other fees.

Our primary business objective is to grow our loan portfolio while protecting and preserving capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term through dividends. We intend to achieve this objective by continuing to selectively originate and fund loans secured by first mortgages on residential real estate held for investment located in the New York metropolitan area, including New Jersey and Connecticut, and in Florida, and to carefully manage and service our portfolio in a manner designed to generate attractive risk-adjusted returns across a variety of market conditions and economic cycles. We believe that current market dynamics, specifically the demand/supply imbalance for relatively small real estate loans, presents significant opportunities for us to selectively originate high-quality first mortgage loans on attractive terms and we believe that these market conditions should persist for a number of years. We have built our business on a foundation of intimate real estate knowledge of the New York metropolitan area the Company operates in, combined with a disciplined credit and due diligence culture that is designed to protect and preserve capital. We believe that our flexibility and ability to structure loans that address the needs of our borrowers without compromising our standards on credit risk, our expertise, our intimate real estate knowledge New York metropolitan area the Company operates in, and our focus on newly originated first mortgage loans, has defined our success until now and should enable us to continue to achieve our objectives.

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

For the six months ended June 30, 2019 and 2018, the total amounts of $24,697,965 and $27,792,500, respectively, have been lent, offset by collections received from borrowers, under our commercial loans of $23,622,125 and $21,070,000, respectively.

At June 30, 2019, we were committed to $7,349,035 in construction loans that can be drawn by the borrowers when certain conditions are met.

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

Results of Operations

Three months ended June 30, 2019 compared to three months ended June 30, 2018

Revenue

Total revenues for the three months ended June 30, 2019 were approximately $1,779,000 compared to approximately $1,668,000 for the three months ended June 30, 2018, an increase of $111,000, or 6.7%. The increase in revenue represents an increase in lending operations. For the three months ended June 30, 2019 and 2018, approximately $1,487,000 and $1,423,000, respectively, of our revenues were attributable to interest income on secured commercial loans that we offer to small businesses, and approximately $292,000 and $244,000, respectively, of our revenues were attributable to origination fees on such loans. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of debt service costs

Interest and amortization of debt service costs for the three months ended June 30, 2019 were approximately $388,000 compared to approximately $413,000 for the three months ended June 30, 2018, a decrease of $25,000, or 6.1%. The decrease is primarily attributable to lower outstanding amounts under the Webster Credit Line (See Note 5 to the financial statements included elsewhere in this report) following the Company’s public offering in July 2018, as described below.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2019 were approximately $310,000 compared to approximately $305,000 for the three months ended June 30, 2018, an increase of $5,000, or 1.6%. The increase is primarily attributable to increases in insurance and payroll expenses, offset by decreases in bank, travel and meal expenses.

Net income

Net income for the three months ended June 30, 2019 was approximately $1,084,000 compared to approximately $949,000 for the three months ended June 30, 2018, an increase of $135,000, or 14.2%. The increase is primarily attributable to the increase in revenue and the decrease in interest costs.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

Revenue

Total revenues for the six months ended June 30, 2019 were approximately $3,567,000 compared to approximately $3,332,000 for the six months ended June 30, 2018, an increase of $235,000, or 7.1%. The increase in revenue represents an increase in lending operations. For the six months ended June 30, 2019 and 2018, revenues of approximately $2,990,000 and $2,853,000, respectively, were attributable to interest income on secured commercial loans that we offer to small businesses, and approximately $577,000 and $480,000, respectively, were attributable to origination fees on such loans. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of debt service costs

Interest and amortization of debt service costs for the six months ended June 30, 2019 were approximately $766,000 compared to approximately $811,000 for the six months ended June 30, 2018, a decrease of $45,000, or 5.5%. The decrease is primarily attributable to lower outstanding amounts under the Webster Credit Line (See Note 5 to the financial statements included elsewhere in this report) as a result of repayments following the Company’s public offering in July 2018, as described below.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2019 were approximately $598,000 compared to approximately $591,000 for the six months ended June 30, 2018, an increase of $7,000, or 1.2%. The increase is primarily attributable to increases in insurance and payroll expenses, offset by decreases in bank, travel and meal expenses.

Net income

Net income for the six months ended June 30, 2019 was approximately $2,205,000 compared to approximately $1,930,000 for the six months ended June 30, 2018, an increase of $275,000, or 14.2%. The increase is primarily attributable to the increase in revenue and the decrease in interest costs.

Liquidity and Capital Resources

At June 30, 2019, we had cash of approximately $127,000 compared to cash of approximately $204,000 at December 31, 2018 (not including restricted cash, which mainly represents collections received, pending check clearance, from the Company’s commercial loans and is primarily dedicated to the reduction of the Webster Credit Line).

For the six months ended June 30, 2019, net cash provided by operating activities was approximately $2,059,000, compared to approximately $2,029,000 for the six months ended June 30, 2018. The increase in net cash provided by operating activities primarily resulted from an increase in net income, offset by an increase in interest receivable on loans and a decrease in accrued expenses.

For the six months ended June 30, 2019, net cash used in investing activities was approximately $1,076,000, compared to approximately $6,723,000 for the six months ended June 30, 2018. Net cash used in investing activities for the six months ended June 30, 2019 consisted of the issuance of commercial loans of approximately $24,698,000, offset by collection of our commercial loans of approximately $23,622,000. In the period ended June 30, 2018, net cash used in investing activities consisted of the issuance of commercial loans of approximately $27,793,000, offset by collection of our commercial loans of $21,070,000.

For the six months ended June 30, 2019, net cash used in financing activities was approximately $1,212,000, compared to net cash provided by financing activities of approximately $4,687,000 for the six months ended June 30, 2018. Net cash used in financing activities for the six months ended June 30, 2019 reflects the dividend payments of approximately $2,318,000 and the purchase of treasury shares of approximately $29,000, offset by the net proceeds from the Webster Credit Line of approximately $1,116,000 and the proceeds from the exercise of options of approximately $20,000. Net cash provided by financing activities for the six months ended June 30, 2018 reflects the net proceeds from the Webster Credit Line of approximately $3,085,000, the net proceeds from short-term loans from our Chief Executive Officer and a third party of $3,430,000, and the proceeds from the exercise of warrants of approximately $49,000, offset by the dividend payments of approximately $1,865,000 and capital raising costs of approximately $12,000 relating to our public offering, as described below.

We maintain the Webster Credit Line which currently provides us with a credit line of $25 million in the aggregate secured by assignments of mortgages and other collateral. On August 8, 2017, we entered into the Amended Credit Agreement.

Effective July 11, 2018, we entered into a Waiver and Amendment No. 1 to the Amended Credit Agreement (“Amendment II”) with Webster, Flushing and Mr. Ran, as guarantor. In conjunction with the execution of Amendment II, we also entered into an Amended and Restated Revolving Credit Note in the principal aggregate amount of $10,000,000 with Flushing (the “Amended Flushing Note”) and a Second Amended and Restated Fee Letter with Webster and Flushing, each dated July 11, 2018. Pursuant to the terms of Amendment II, the Company’s existing Webster Credit Line was increased by $5 million to $25 million in the aggregate. In addition, the interest rates relating to Webster Credit Line were amended such that the interest rates now equal (i) LIBOR plus a premium, which rate aggregated approximately 6.40% as of June 30, 2019, or (ii) a Base Rate (as defined in the Amended Credit Agreement) plus 2.25% plus a 0.5% agency fee, as chosen by the Company for each drawdown. Amendment II also permits the Company to repurchase, redeem or otherwise retire its equity securities in an amount not to exceed ten percent of our annual net income from the prior fiscal year. In addition, Mr. Ran has provided a personal guaranty to the Webster Credit Line, which shall not exceed the sum of $500,000 plus any costs relating to the enforcement of the personal guaranty.

We were in compliance with all covenants of the Webster Credit Line, as amended, as of June 30, 2019. At June 30, 2019, the outstanding amount under the Webster Credit Line was $17,737,803. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% Agency Fee, at June 30, 2019, was approximately 6.40%.

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

On November 1, 2018, our Board of Directors authorized the Share Buy Back Program, pursuant to which we may, from time to time, purchase up to 100,000 shares of our common shares. The Share Buy Back Program does not obligate the Company to purchase any shares and expires on October 31, 2019. The authorization for the Share Buy Back Program is able to be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time. As of June 30, 2019, we have purchased 13,112 shares of the Company’s common shares for an aggregate of $78,197 pursuant to the Share Buy Back Program. For the three months ended June 30, 2019, we have purchased 4,000 shares of the Company’s common shares for an aggregate of $23,810 pursuant to the Share Buy Back Program.

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 1, 2018, our Board of Directors authorized the Share Buy Back Program, pursuant to which we may, from time to time, purchase up to 100,000 shares of our common shares. The Share Buy Back Program does not obligate the Company to purchase any shares and expires on October 31, 2019. The authorization for the Share Buy Back Program is able to be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time.

As set forth in the table below, during the quarter ended June 30, 2019, the Company repurchased 4,000 shares of the Company’s common shares under the stock buy-back program at an aggregate cost of $23,810.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2019	0	$—	0	90,888
May 1-31, 2019	4,000	$5.95	4,000	86,888
June 1-30, 2019	0	$—	0	86,888
Total	4,000	$5.95	4,000	86,888

Item 6. EXHIBITS

Exhibit No.	Description

31.1	Chief Executive Officer Certification under Rule 13a-14

31.2	Chief Financial Officer Certification under Rule 13a-14

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350

101.INS	XBRL Instance Document

101.CAL	XBRL Taxonomy Extension Schema Document

101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Manhattan Bridge Capital, Inc. (Registrant)

Date: July 26, 2019	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: July 26, 2019	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

