Form 10-Q
period 2019-09-30
MANHATTAN BRIDGE CAPITAL, INC
filed 2019-10-21
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________

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

As of October 21, 2019, the registrant had a total of 9,658,844 shares of Common Stock, $.001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)	(audited)
Assets
Loans receivable	$59,722,672	$54,836,127
Interest receivable on loans	763,971	596,777
Cash	125,962	203,682
Cash - restricted	337,512	151,375
Other assets	98,182	73,131
Operating lease right-of-use asset, net	102,466	—
Deferred financing costs	27,488	42,040
Total assets	$61,178,253	$55,903,132

Liabilities and Stockholders’ Equity
Liabilities:
Line of credit	$21,864,042	$16,622,147
Senior secured notes (net of deferred financing costs of $491,185 and $547,499, respectively)	5,508,815	5,452,501
Deferred origination fees	404,215	404,676
Accounts payable and accrued expenses	164,582	183,716
Operating lease liability	102,466	—
Other liabilities	15,000	—
Dividends payable	—	1,158,717
Total liabilities	28,059,120	23,821,757

Commitments and contingencies
Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common shares - $.001 par value; 25,000,000 shares authorized; 9,882,058 and 9,874,191 issued, respectively; 9,658,844 and 9,655,977 outstanding, respectively	9,882	9,874
Additional paid-in capital	33,140,766	33,110,536
Treasury stock, at cost – 223,214 and 218,214 shares	(619,688)	(590,234)
Retained earnings (accumulated deficit)	588,173	(448,801)
Total stockholders’ equity	33,119,133	32,081,375
Total liabilities and stockholders’ equity	$61,178,253	$55,903,132

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Interest income from loans	$1,618,735	$1,616,518	$4,608,936	$4,469,118
Origination fees	298,222	274,936	875,449	754,510
Total revenue	1,916,957	1,891,454	5,484,385	5,223,628

Operating costs and expenses:
Interest and amortization of debt service costs	454,307	429,421	1,220,700	1,240,199
Referral fees	861	250	3,569	667
General and administrative expenses	314,820	272,321	913,175	862,994
Total operating costs and expenses	769,988	701,992	2,137,444	2,103,860
Income from operations	1,146,969	1,189,462	3,346,941	3,119,768
Other income	3,000	—	9,000	—
Income before income tax expense	1,149,969	1,189,462	3,355,941	3,119,768
Income tax expense	—	(642)	(572)	(642)

Net income	$1,149,969	$1,188,820	$3,355,369	$3,119,126

Basic and diluted net income per common share outstanding:
—Basic	$0.12	$0.13	$0.35	$0.37
—Diluted	$0.12	$0.13	$0.35	$0.37

Weighted average number of common shares outstanding
—Basic	9,658,608	9,266,962	9,657,911	8,499,967
—Diluted	9,659,764	9,274,822	9,659,012	8,507,724

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

	Common Stock		Additional Paid in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Totals
Balance, July 1, 2019	9,881,191	$9,881	$33,137,501	223,214	$(619,688)	$597,161	$33,124,855
Exercise of warrants	867	1	(1)				0
Non cash compensation			3,266				3,266
Dividends paid						(1,158,957)	(1,158,957)
Net income						1,149,969	1,149,969
Balance, September 30, 2019	9,882,058	$9,882	$33,140,766	223,214	$(619,688)	$588,173	$33,119,133

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

	Common Stock		Additional Paid in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Totals
Balance, July 1, 2018	8,327,917	$8,328	$23,222,769	210,102	$(541,491)	$569,568	$23,259,174
Public Offering	1,545,786	1,546	9,881,234				9,882,780
Non cash compensation			3,266				3,266
Dividends paid						(974,139)	(974,139)
Net income						1,188,820	1,188,820
Balance, September 30, 2018	9,873,703	$9,874	$33,107,269	210,102	$(541,491)	$784,249	$33,359,901

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

	Common Stock		Additional Paid in	Treasury Stock		Accumulated Deficit (Retained
	Shares	Amount	Capital	Shares	Cost	Earnings)	Totals
Balance, January 1, 2019	9,874,191	$9,874	$33,110,536	218,214	$(590,234)	$(448,801)	$32,081,375
Exercise of options and warrants	7,867	8	20,432				20,440
Purchase of treasury shares				5,000	(29,454)		(29,454)
Non cash compensation			9,798				9,798
Dividends paid						(2,318,395)	(2,318,395)
Net income						3,355,369	3,355,369
Balance, September 30, 2019	9,882,058	$9,882	$33,140,766	223,214	$(619,688)	$588,173	$33,119,133

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

	Common Stock		Additional Paid in	Treasury Stock		Accumulated Deficit (Retained
	Shares	Amount	Capital	Shares	Cost	Earnings)	Totals
Balance, January 1, 2018	8,319,036	$8,319	$23,167,511	210,102	$(541,491)	$(387,666)	$22,246,673
Public Offering	1,545,786	1,546	9,881,234				9,882,780
Exercise of warrants	8,881	9	48,726				48,735
Non cash compensation			9,798				9,798
Dividends paid						(1,947,211)	(1,947,211)
Net income						3,119,126	3,119,126
Balance, September 30, 2018	9,873,703	$9,874	$33,107,269	210,102	$(541,491)	$784,249	$33,359,901

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$3,355,369	$3,119,126
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	70,867	75,073
Depreciation	1,157	3,287
Non cash compensation expense	9,798	9,798
Changes in operating assets and liabilities:
Interest receivable on loans	(167,194)	(107,088)
Other assets	(26,209)	(48,052)
Accounts payable and accrued expenses	(19,134)	(15,166)
Deferred origination fees	(461)	199,381
Net cash provided by operating activities	3,224,193	3,236,359

Cash flows from investing activities:
Issuance of short term loans	(38,246,965)	(42,417,500)
Collections received from loans	33,375,420	29,030,264
Net cash used in investing activities	(4,871,545)	(13,387,236)

Cash flows from financing activities:
Proceeds from line of credit, net	5,241,895	4,802,752
Proceeds from public offering, net	—	9,882,780
Proceeds from exercise of stock options and warrants	20,440	48,735
Dividends paid	(3,477,112)	(2,839,193)
Purchase of treasury shares	(29,454)	—
Deferred financing costs	—	(20,380)
Net cash provided by financing activities	1,755,769	11,874,694

Net increase in cash and restricted cash	108,417	1,723,817
Cash and restricted cash, beginning of period	355,057	136,441
Cash and restricted cash, end of period	$463,474	$1,860,258

Supplemental Cash Flow Information:
Taxes paid during the period	$572	$642
Interest paid during the period	$1,144,425	$1,142,341

Non-cash Investing Activities:
Loan holdback relating to mortgage receivable	$15,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

1. THE COMPANY

The accompanying unaudited consolidated financial statements of Manhattan Bridge Capital, Inc. (“MBC”), a New York corporation founded in 1989, and its consolidated subsidiary, MBC Funding II Corp. (“MBC Funding II”), a New York corporation formed in December 2015 (collectively referred to herein as the “Company”), have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2018 and the notes thereto included in the Company’s Annual Report on Form 10-K. Results of consolidated operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year.

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

At September 30, 2019, the Company was committed to $7,188,035 in construction loans that can be drawn by the borrowers when certain conditions are met.

At September 30, 2019, no one entity has loans outstanding representing more than 10% of the total balance of the loans outstanding.

The Company generally grants loans for a term of one year. When a performing loan reaches its maturity and the borrower requests an extension, the Company may extend the term of the loan beyond one year. Prior to granting an extension of any loan, the Company reevaluates the underlying collateral.

Credit Risk

Credit risk profile based on loan activity as of September 30, 2019 and December 31, 2018:

Performing loans	Developers- Residential	Developers- Commercial	Developers- Mixed Used	Total outstanding loans
September 30, 2019	$53,457,672	$2,350,000	$3,915,000	$59,722,672
December 31, 2018	$47,301,127	$3,660,000	$3,875,000	$54,836,127

At September 30, 2019, the Company’s loans receivable includes loans in the amount of $360,000, $3,960,000 and $4,362,000 originally due in 2016, 2017 and 2018, respectively. In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans. Accordingly, at September 30, 2019, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof.

Subsequent to the balance sheet date, $1,960,000 of the loans receivable at September 30, 2019 were paid off.

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

Effective July 11, 2018, the Company entered into a Waiver and Amendment No. 1 to the Amended Credit Agreement (“Amendment II”) with Webster, Flushing and Mr. Ran, as guarantor. In conjunction with the execution of Amendment II, the Company also entered into an Amended and Restated Revolving Credit Note in the principal aggregate amount of $10,000,000 with Flushing (the “Amended Flushing Note”) and a Second Amended and Restated Fee Letter with Webster and Flushing, each dated July 11, 2018. Pursuant to the terms of Amendment II, the Company’s existing Webster Credit Line was increased by $5 million to $25 million in the aggregate. In addition, the interest rates relating to Webster Credit Line were amended such that the interest rates now equal (i) LIBOR plus a premium, which rate aggregated approximately 6.02% as of September 30, 2019, or (ii) a Base Rate (as defined in the Amended Credit Agreement) plus 2.25% plus a 0.5% agency fee, as chosen by the Company for each drawdown. Amendment II also permits the Company to repurchase, redeem or otherwise retire its equity securities in an amount not to exceed ten percent of our annual net income from the prior fiscal year. In addition, Mr. Ran has provided a personal guaranty to the Webster Credit Line, which shall not exceed the sum of $500,000 plus any costs relating to the enforcement of the personal guaranty.

The costs to establish and to amend the Webster Credit Line are being amortized over the term of the respective agreement, using the straight-line method. The amortization costs for the nine month periods ended September 30, 2019 and 2018 were $14,552 and $18,759, respectively. The Webster Credit Line expires February 28, 2021, unless sooner terminated, and contains a provision that permits a Company option for a further extension until February 28, 2022, subject to Webster’s consent.

The Company was in compliance with all covenants of the Webster Credit Line, as amended, as of September 30, 2019. The Company received a one-time waiver by Webster for the need by the Company to comply with the Fixed Charge Ratio (as defined in the Webster Credit Line) provision as of September 30, 2019. At September 30, 2019, the outstanding amount under the Amended Credit Agreement was $21,864,042. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% Agency Fee, at September 30, 2019, was approximately 6.02%.

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

7. EARNINGS PER SHARE OF COMMON STOCK

Basic and diluted earnings per share are calculated in accordance with Accounting Standards Codification (“ASC”) 260, “Earnings Per Share” (“ASC 260”). Under ASC 260, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the potential dilution from the exercise of stock options and warrants for common shares using the treasury stock method. The numerator in calculating both basic and diluted earnings per common share for each period is the reported net income.

The denominator is based on the following weighted average number of common shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic weighted average common shares outstanding	9,658,608	9,266,962	9,657,911	8,499,967
Incremental shares for assumed exercise of options and warrants	1,156	7,860	1,101	7,757
Diluted weighted average common shares outstanding	9,659,764	9,274,822	9,659,012	8,507,724

For the three and nine month periods ended September 30, 2019, 42,106 and 42,161, exercisable warrants were not included in the diluted earnings per share calculation, respectively, because their effect would have been anti-dilutive. For the three and nine month periods ended September 30, 2018, 46,902 and 47,005, exercisable stock options and warrants were not included in the diluted earnings per share calculation, respectively, because their effect would have been anti-dilutive.

8. STOCK–BASED COMPENSATION

The Company measures and recognizes compensation awards for all stock option grants made to employees and directors, based on their fair value in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”), which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of ASC 718 is to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. The cost will be recognized over the service period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 718 and ASC 505-50. All transactions with non-employees, in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more appropriately measurable.

Stock based compensation expense recognized under ASC 718 for each of the nine months ended September 30, 2019 and 2018 of $9,798 represents the amortization of the fair value of 1,000,000 restricted shares granted to the Company’s Chief Executive Officer on September 9, 2011 of $195,968, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value will be amortized over 15 years.

On July 31, 2014, in connection with the Company’s public offering in July 2014, the Company issued warrants to purchase up to 87,719 common shares, with an exercise price of $3.5625 per common share, to the representative of the underwriters of the offering (the “July 2014 Representative Warrants”). These warrants are exercisable at any time, and from time to time, in whole or in part, commencing on July 28, 2015 and expire on July 28, 2019. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $42,224. At September 30, 2019, all of the July 2014 Representative Warrants were exercised or expired.

On May 29, 2015, in connection with the Company’s public offering in May 2015, the Company issued warrants to purchase up to 50,750 common shares, with an exercise price of $5.4875 per common share, to the representative of the underwriters of the offering (the “May 2015 Representative Warrants”). These warrants are exercisable at any time, and from time to time, in whole or in part, commencing on May 22, 2016 and expire on May 22, 2020. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $54,928. At September 30, 2019, May 2015 Representative Warrants to purchase up to 9,650 common shares were outstanding.

On August 15, 2016, in connection with a public offering of the Company’s common shares, the Company issued warrants to purchase up to 33,612 common shares, with an exercise price of $7.4375 per common share, to the representative of the underwriters of the offering (the “August 2016 Representative Warrants”). The warrants are exercisable at any time, and from time to time, in whole or in part, commencing on August 9, 2017 and expire on August 9, 2021. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $47,020. At September 30, 2019, all of the August 2016 Representative Warrants were outstanding.

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

Since commencing this business in 2007, we have made over 810 loans and never foreclosed on a property. We currently manage approximately 140 loans. In addition, none of our loans have ever gone into default, although sometimes we have renewed or extended our loans to enable the borrower to avoid premature sale or refinancing of the property. When we renew or extend a loan we receive additional “points” and other fees.

Our primary business objective is to grow our loan portfolio while protecting and preserving capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term through dividends. We intend to achieve this objective by continuing to selectively originate and fund loans secured by first mortgages on residential real estate held for investment located in the New York metropolitan area, including New Jersey and Connecticut, and in Florida, and to carefully manage and service our portfolio in a manner designed to generate attractive risk-adjusted returns across a variety of market conditions and economic cycles. We believe that current market dynamics, specifically the demand/supply imbalance for relatively small real estate loans, presents significant opportunities for us to selectively originate high-quality first mortgage loans on attractive terms and we believe that these market conditions should persist for a number of years. We have built our business on a foundation of intimate real estate knowledge of the New York metropolitan area the Company operates in, combined with a disciplined credit and due diligence culture that is designed to protect and preserve capital. We believe that our flexibility and ability to structure loans that address the needs of our borrowers without compromising our standards on credit risk, our expertise, our intimate real estate knowledge of the New York metropolitan area the Company operates in, and our focus on newly originated first mortgage loans, has defined our success until now and should enable us to continue to achieve our objectives.

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

For the nine month periods ended September 30, 2019 and 2018, the total amounts of $38,246,965 and $42,417,500, respectively, have been lent, offset by collections received from borrowers, under our commercial loans in the amount of $33,375,420 and $29,030,264, respectively.

At September 30, 2019, we were committed to $7,188,035 in construction loans that can be drawn by the borrowers when certain conditions are met.

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

Results of Operations

Three Month Period Ended September 30, 2019 Compared to Three Month Period Ended September 30, 2018

Revenue

Total revenues for the three month period ended September 30, 2019 were approximately $1,917,000 compared to approximately $1,891,000 for the three month period ended September 30, 2018, an increase of $26,000, or 1.4%. The increase in revenue represents an increase in lending operations. For the three month periods ended September 30, 2019 and 2018, approximately $1,619,000 and $1,617,000, respectively, of our revenues were attributable to interest income on the secured commercial loans that we offer to small businesses, and approximately $298,000 and $275,000, respectively, of our revenues were attributable to origination fees on such loans. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of debt service costs

Interest and amortization of debt service costs for the three month period ended September 30, 2019 were approximately $454,000 compared to approximately $429,000 for the three month period ended September 30, 2018, an increase of $25,000, or 5.8%. The increase is primarily attributable to the use of the Webster Credit Line (See Note 5 to the financial statements included elsewhere in this report) in order to support our ability to increase loan originations.

General and administrative expenses

General and administrative expenses for the three month period ended September 30, 2019 were approximately $315,000 compared to approximately $272,000 for the three month period ended September 30, 2018, an increase of $43,000 or 15.8%. The increase is primarily attributable to increases in payroll, travel, advertising and Board compensation expenses, as well as in bank and legal fees.

Net income

Net income for the three month period ended September 30, 2019 was approximately $1,150,000 compared to approximately $1,189,000 for the three month period ended September 30, 2018, a decrease of $39,000, or 3.3%. The decrease is primarily attributable to the increase in general and administrative expenses.

Nine Month Period Ended September 30, 2019 Compared to Nine Month Period Ended September 30, 2018

Revenue

Total revenues for the nine month period ended September 30, 2019 were approximately $5,484,000 compared to approximately $5,224,000 for the nine month period ended September 30, 2018, an increase of $260,000, or 5.0%. The increase in revenue represents an increase in lending operations. For the nine month periods ended September 30, 2019 and 2018, revenues of approximately $4,609,000 and $4,469,000, respectively, were attributable to interest income on the secured commercial loans that we offer to small businesses, and approximately $875,000 and $755,000, respectively, of our revenues were attributable to origination fees on such loans. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of debt service costs

Interest and amortization of debt service costs for the nine month period ended September 30, 2019 were approximately $1,221,000 compared to approximately $1,240,000 for the nine month period ended September 30, 2018, a decrease of $19,000, or 1.5%. The decrease is primarily attributable to the lower interest expense on the Webster Credit Line (See Note 5 to the financial statements included elsewhere in this report) resulting from lower LIBOR rates.

General and administrative expenses

General and administrative expenses for the nine month period ended September 30, 2019 were approximately $913,000 compared to approximately $863,000 for the nine month period ended September 30, 2018, an increase of $50,000, or 5.8%. The increase is primarily attributable to increases in payroll, insurance, advertising and Board compensation expenses, offset by decreases in travel and meals expenses.

Net Income

Net income for the nine month period ended September 30, 2019 was approximately $3,355,000 compared to approximately $3,119,000 for the nine month period ended September 30, 2018, an increase of $236,000, or 7.6%. The increase is primarily attributable to the increase in revenue, offset by the increase in general and administrative expenses.

Liquidity and Capital Resources

At September 30, 2019, we had cash of approximately $126,000 compared to cash of approximately $204,000 at December 31, 2018 (not including restricted cash, which mainly represents collections received, pending check clearance, from the Company’s commercial loans and is primarily dedicated to the reduction of the Webster Credit Line).

For the nine month period ended September 30, 2019, net cash provided by operating activities was approximately $3,224,000, compared to approximately $3,236,000 for the nine month period ended September 30, 2018. The decrease in net cash provided by operating activities primarily resulted from an increase in interest receivable on loans and a decrease in deferred origination fees, offset by an increase in net income.

For the nine month period ended September 30, 2019, net cash used in investing activities was approximately $4,872,000, compared to approximately $13,387,000 for the nine month period ended September 30, 2018. Net cash used in investing activities for the nine month period ended September 30, 2019 consisted of the issuance of commercial loans of approximately $38,247,000, offset by collection of our commercial loans of approximately $33,375,000. In the period ended September 30, 2018, net cash used in investing activities consisted of the issuance of commercial loans of approximately $42,418,000, offset by collection of our commercial loans of approximately $29,030,000.

For the nine month period ended September 30, 2019, net cash provided by financing activities was approximately $1,756,000, compared to approximately $11,875,000 for the nine month period ended September 30, 2018. Net cash provided by financing activities for the nine month period ended September 30, 2019 reflects the net proceeds from the Webster Credit Line of approximately $5,242,000 and proceeds from the exercise of options of approximately $20,000, offset by the dividend payments of approximately $3,477,000 and the purchase of treasury shares of approximately $29,000. Net cash provided by financing activities for the nine month period ended September 30, 2018 reflects the net proceeds from the Webster Credit Line of approximately $4,803,000, the net proceeds from the public offering, as described below, of approximately $9,883,000 and proceeds from the exercise of warrants of approximately $49,000, offset by the dividend payments of approximately $2,839,000 and deferred financing costs of approximately $20,000.

We maintain the Webster Credit Line which currently provides us with a credit line of $25 million in the aggregate secured by assignments of mortgages and other collateral. On August 8, 2017, we entered into the Amended Credit Agreement.

Effective July 11, 2018, we entered into a Waiver and Amendment No. 1 to the Amended Credit Agreement (“Amendment II”) with Webster, Flushing and Mr. Ran, as guarantor. In conjunction with the execution of Amendment II, we also entered into an Amended and Restated Revolving Credit Note in the principal aggregate amount of $10,000,000 with Flushing (the “Amended Flushing Note”) and a Second Amended and Restated Fee Letter with Webster and Flushing, each dated July 11, 2018. Pursuant to the terms of Amendment II, the Company’s existing Webster Credit Line was increased by $5 million to $25 million in the aggregate. In addition, the interest rates relating to Webster Credit Line were amended such that the interest rates now equal (i) LIBOR plus a premium, which rate aggregated approximately 6.02% as of September 30, 2019, or (ii) a Base Rate (as defined in the Amended Credit Agreement) plus 2.25% plus a 0.5% agency fee, as chosen by the Company for each drawdown. Amendment II also permits the Company to repurchase, redeem or otherwise retire its equity securities in an amount not to exceed ten percent of our annual net income from the prior fiscal year. In addition, Mr. Ran has provided a personal guaranty to the Webster Credit Line, which shall not exceed the sum of $500,000 plus any costs relating to the enforcement of the personal guaranty.

We were in compliance with all covenants of the Webster Credit Line, as amended, as of September 30, 2019. The Company received a one-time waiver by Webster for the need by the Company to comply with the Fixed Charge Ratio (as defined in the Webster Credit Line) provision as of September 30, 2019. At September 30, 2019, the outstanding amount under the Webster Credit Line was $21,864,042. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% Agency Fee, at September 30, 2019, was approximately 6.02%.

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

On November 1, 2018, our Board of Directors authorized a share buy back program, pursuant to which we may, from time to time, purchase up to 100,000 shares of our common shares (the “Share Buy Back Program”). The Share Buy Back Program does not obligate the Company to purchase any shares and expires on October 31, 2019. The authorization for the Share Buy Back Program is able to be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time. As of September 30, 2019, we have purchased 13,112 shares of the Company’s common shares for an aggregate of $78,197 pursuant to the Share Buy Back Program.

We anticipate that our current cash balances (which include the proceeds of our 2018 public offering) and the Amended Credit Agreement, as described above, together with our cash flows from operations will be sufficient to fund our operations for the next 12 months. In addition, from time to time, we receive short term unsecured loans from our executive officers and others in order to provide us with the flexibility necessary to maintain a steady deployment of capital. However, we expect our working capital requirements to increase over the next 12 months as we continue to strive for growth.

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Manhattan Bridge Capital, Inc. (Registrant)

Date: October 21, 2019	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: October 21, 2019	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

