Form 10-K
period 2019-12-31
MANHATTAN BRIDGE CAPITAL, INC
filed 2020-03-17
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-25991

MANHATTAN BRIDGE CAPITAL, INC.

New York	11-3474831
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

60 Cutter Mill Road, Suite 205, Great Neck, NY 11021

(Address of Principal Executive Office) (Zip Code)

(516) 444-3400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $.001 per share	LOAN	The Nasdaq Capital Market

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

The aggregate market value of the Registrant’s voting and non-voting common shares held by non-affiliates of the Registrant on June 28, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, computed by reference to the closing price for a common share on the Nasdaq Capital Market on such date, was approximately $44,324,774. (For this computation, the Registrant has excluded the market value of all common shares reported as beneficially owned by executive officers and directors of the Registrant and certain other shareholders; such an exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the Registrant.)

As of March 17, 2020, the registrant has a total of 9,637,744 common shares outstanding.

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

Unless the context otherwise requires, all references in this Report to “Manhattan Bridge Capital,” “the Company,” “we,” “us” and “our” refer to Manhattan Bridge Capital, Inc., a New York corporation, and its consolidated subsidiary, MBC Funding II Corp. (“MBC Funding II”), a New York corporation.

PART I

Item 1. Business

General

We are a New York-based real estate finance company that specializes in originating, servicing and managing a portfolio of first mortgage loans. We offer short-term, secured, non-banking loans (sometimes referred to as “hard money” loans), which we may renew or extend on, before or after their initial term expires, to real estate investors to fund their acquisition, renovation, rehabilitation or improvement of properties located in the New York metropolitan area, including New Jersey and Connecticut, and in Florida. We are organized and conduct our operations to qualify as a real estate investment trust for federal income tax purposes (“REIT”). We have qualified for taxation as a REIT beginning with our taxable year ended December 31, 2014.

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

The properties securing the loans are generally classified as residential or commercial real estate and, typically, are not income producing. Each loan is secured by a first mortgage lien on real estate. In addition, each loan is personally guaranteed by the principal(s) of the borrower, which guarantee may be collaterally secured by a pledge of the guarantor’s interest in the borrower. The face amount of the loans we originated in the past seven years ranged from $30,000 to a maximum of $2.5 million. Our lending policy limits the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $3 million. Our loans typically have a maximum initial term of 12 months and bear interest at a fixed rate of 9% to 14% per year. In addition, we usually receive origination fees or “points” ranging from 0% to 2% of the original principal amount of the loan as well as other fees relating to underwriting and funding the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser) and in the case of construction financing, it is typically up to 80% of construction costs.

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

Our primary business objective is to grow our loan portfolio while protecting and preserving capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term through dividends. We intend to achieve this objective by continuing to selectively originate, fund loans secured by first mortgages on residential real estate held for investment located in the New York metropolitan area, including New Jersey and Connecticut, and in Florida, and to carefully manage and service our portfolio in a manner designed to generate attractive risk-adjusted returns across a variety of market conditions and economic cycles. We believe that current market dynamics specifically the demand/supply imbalance for relatively small real estate loans, presents opportunities for us to selectively originate high-quality first mortgage loans and we believe that these market conditions should persist for a number of years. We have built our business on a foundation of intimate knowledge of the New York metropolitan area real estate market combined with a disciplined credit and due diligence culture that is designed to protect and preserve capital. We believe that our flexibility and ability to structure loans that address the needs of our borrowers without compromising our standards on credit risk, our expertise, our intimate knowledge of the New York metropolitan area real estate market and our focus on newly originated first mortgage loans, has defined our success until now and should enable us to continue to achieve our objectives.

The Market Opportunity

Real estate investment is a capital-intensive business that relies heavily on debt capital to acquire, develop, improve, construct, renovate and maintain properties. We believe that the demand for relatively small loans to acquire, renovate or improve residential real estate held around the New York metropolitan area, including New Jersey and Connecticut, and in Florida markets presents a compelling opportunity to generate attractive returns for an established, well-financed, non-bank lender like us. We have competed successfully in these markets notwithstanding the fact that many traditional lenders, such as banks and other institutional lenders, also service this market. Our primary competitive advantage is our ability to approve and fund loans quickly and efficiently. In this environment, characterized by a supply-demand imbalance for financing and increasing asset values, we believe we are well positioned to capitalize and profit from these industry trends.

We believe there is a significant market opportunity for a well-capitalized “hard money” real estate finance company to originate attractively priced loans with strong credit fundamentals. Particularly around the New York metropolitan area where real estate values are relatively stable and substandard properties are being improved, rehabilitated and renovated, we believe there are many opportunities for a “hard money” lender providing capital for these purposes to small scale developers. We further believe that our flexibility to structure loans to suit the particular needs of our borrowers and our ability to close quickly make us an attractive alternative to banks and other large institutional lenders for small real estate developers and investors.

Our Business and Growth Strategies

Our objective is to protect and preserve capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term, principally through dividends. We intend to achieve this objective by continuing to focus exclusively on selectively originating, servicing and managing a portfolio of short-term real estate loans secured by first mortgages on real estate located in the New York metropolitan area, including New Jersey and Connecticut, and in Florida, that are designed to generate attractive risk-adjusted returns across a variety of market conditions and economic cycles. We believe that our ability to react quickly to the needs of borrowers, our flexibility in terms of structuring loans to meet the needs of borrowers, our intimate knowledge of the New York metropolitan area real estate market, our expertise in “hard money” lending and our focus on newly originated first mortgage loans, should enable us to achieve this objective. Nevertheless, we will remain flexible in order to take advantage of other real estate related opportunities that may arise from time to time, whether they relate to the mortgage market or, if we determine that it is in our best interest, to make direct or indirect investments in real estate.

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

In furtherance of these strategies, we have a credit line agreement with Webster Business Credit Corporation (“Webster”), Flushing Bank (“Flushing”), and Mizrahi Tefahot Bank Ltd. (“Mizrahi”) whereby Webster, Flushing and Mizrahi have extended us a $32.5 million credit line.

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

6

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

●	Knowledge of the market. Our intimate knowledge of the real estate markets in the geographic areas in which we operate enhances our ability to identify attractive opportunities and helps distinguish us from many of our competitors.

●	Disciplined lending. We seek to maximize our risk-adjusted returns, and preserve and protect capital, through our disciplined and credit-based approach. We utilize rigorous underwriting and loan closing procedures that include numerous checks and balances to evaluate the risks and merits of each potential transaction. We seek to protect and preserve capital by carefully evaluating the condition of the property, the location of the property, and the creditworthiness of the guarantors.

●	Vertically-integrated loan origination platform. We manage and control the loan process from origination through closing with our own personnel and independent legal counsel and appraisers, with whom we have long relationships, who together constitute a highly experienced team in credit evaluation, underwriting and loan structuring. We also believe that our procedures and experience allow us to quickly and efficiently execute opportunities we deem desirable.

●	Structuring flexibility. As a relatively small, non-bank real estate lender, we can move quickly and have much more flexibility than traditional lenders to structure loans to suit the needs of our clients. Our ability to customize financing structures to meet borrowers’ needs is one of our key business strengths.

●	No legacy issues. Unlike many of our competitors, we are not burdened by distressed legacy real estate assets. We do not have a legacy portfolio of lower-return or problem loans that could potentially dilute the attractive returns we believe are available in the current liquidity-challenged environment and/or distract and monopolize our management team’s time and attention. We do not have any adverse credit exposure to, and we do not anticipate that our performance will be negatively impacted by, previously purchased assets.

Our Real Estate Lending Activities

Our real estate lending activities involve originating, funding, servicing and managing short-term loans (i.e.: loans with an initial term of not more than one year), secured by first mortgage liens on real estate property located in the New York metropolitan area, including New Jersey and Connecticut, and in Florida, held for investment or resale. Generally, borrowers use the proceeds from our loans for one of three purposes: (i) to acquire and renovate existing residential (single, one or two family) real estate properties; (ii) to acquire vacant real estate and construct residential real properties; and (iii) to purchase and hold income producing properties. Our mortgage loans are structured to fit the needs and business plans of the borrowers. Revenue is generated primarily from the interest borrowers pay on our loans and, to a lesser extent, loan fee income generated on the origination and extension of loans.

Most of our loans are funded in full at the closing. However, our loan portfolio includes a number of construction loans, which are only partially funded at closing. At December 31, 2018, our unfunded commitment was approximately $7.27 million. At December 31, 2019, our unfunded commitment was approximately $5.07 million. Advances under construction loans are funded against requests supported by all required documentation as and when needed to pay contractors and other costs of construction. In the case of construction loans, the borrower will either deliver multiple notes or one global note for the entire commitment. In either case, interest only accrues on the funded portion of the loan.

In general, our strategy is to service and manage the loans we originate until they are paid. However, there have been a few instances where we have either used loans as collateral, or sold participating interests in loans. At December 31, 2019, most of our loans are secured by properties located around the New York metropolitan area. Most of the properties we finance are residential, although on occasion they are classified as commercial. However, in all instances the properties are held only for investment by the borrowers. Most of these properties do not generate any cash flow.

The typical terms of our loans are as follows:

Principal amount – In the last seven years, a minimum of $30,000 to a maximum of $2.5 million. Our lending policy limits the maximum loan amount to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $3 million.

Loan-to-Value Ratio - Up to 75%, and/or up to 80% of construction costs.

Interest rate - Most of the loans in our portfolio have a fixed rate of typically 9% to 14%.

Term - Generally, one year with early termination in the event of a sale of the property or a refinancing. We entertain requests for granting extensions under certain conditions.

Prepayments - Borrower may prepay the loan at any time beginning three months after the funding date and in some instances, we waive prepayment fees.

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

Fees and Expenses - Borrowers generally pay an origination fee equal to 0% to 2% of the loan amount. If we agree to extend the term of the loan, we usually collect the same origination fee we charged on the initial funding of the loan. In addition, borrowers in some cases also pay a processing fee, wire fee, bounced check fee and, in the case of construction loans, check requisition fee for each draw from the loan. Finally, the borrower pays all expenses relating to obtaining the loan including the cost of a property appraisal, and all title, recording fees and legal fees.

Operating Data

The decline in interest rates has adversely impacted our income and earnings notwithstanding an increase in lending activity. Recent market conditions, including interest rate reductions, intense competition and slowing real estate markets in the areas we operate, have caused a reduction in our margins.

Our loan portfolio

The following table highlights certain information regarding our real estate lending activities for the periods indicated:

	Year Ended December 31,
($ in thousands)	2019	2018
Loans originated	$48,054	$51,859
Loans repaid	$49,420	$42,147
Mortgage lending revenues	$7,340	$7,225
Mortgage lending expenses	$1,639	$1,701
Number of loans outstanding	135	132
Principal amount of loans earning interest	$53,485	$54,836
Average outstanding loan balance	$396	$415
Percent of loans secured by New York metropolitan area properties, including in New Jersey and Connecticut (1)	99.26%	100%
Weighted average contractual interest rate	10.91%	11.38%
Weighted average term to maturity (in months) (2)	5.21	5.52

(1)	Calculated based on the number of loans.
(2)	Without giving effect to extension options.

At December 31, 2019 and 2018, no single loan, borrower or group of affiliated borrowers accounted for more than 10% of our loan portfolio.

The following table sets forth information regarding the types of properties securing our mortgage loans outstanding at December 31, 2019 and 2018, and the interest earned in each category (dollars in thousands):

	2019			2018
	Number of Loans	Interest Earned	Percentage	Number of Loans	Interest Earned	Percentage
Residential	123	$3,252	88%	113	3,262	86%
Commercial	6	187	5%	10	295	8%
Mixed Use	6	269	7%	9	247	6%
Total	135	$3,708	100%	132	3,804	100%

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

Our Current Financing Strategies

Our financing strategies are critical to the success and growth of our business. Our financing strategies at this time are limited to equity and debt offerings, as well as lines of credit from banks. Our principal capital raising transactions have consisted of the following:

Credit line. Currently, we have a credit line with Webster, Flushing, and Mizrahi pursuant to which we are eligible to borrow up to $32.5 million against assignments of mortgages and other collateral (the “Webster Credit Line”), as described in “Liquidity and Capital Resources” below. The current interest rates under the Webster Credit Line equal (i) LIBOR plus a premium, which rate aggregated 5.76%, including a 0.5% agency fee, as of December 31, 2019, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.25% plus a 0.5% agency fee, as chosen by the Company for each drawdown. (See Note 5 to the financial statements included elsewhere in this Report.)

The following table shows our capitalization, including our financing arrangements, and our loan portfolio as of December 31, 2019:

Capitalization ($ in thousands):
Debt:
Line of credit	$15,233
Senior secured notes (net of deferred financing costs of $472)	5,528
Total debt	$20,761
Other liabilities	1,739
Capital (equity)	31,943
Total sources of capital	$54,443

Assets:
Loans	$53,485
Other assets	958
Total assets	$54,443

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

In addition, we have also begun operating in the New Jersey, Connecticut and Florida markets. As we have not operated in those markets for an extended period of time, we have faced competition from more established lenders, as well as some smaller lenders, in those markets.

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

Employees

As of December 31, 2019, we employed five employees. In addition, during 2019 we used outside lawyers and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions. Outside appraisers were used to assist management in evaluating the worth of collateral, when deemed necessary by management. We also used construction inspectors as well as mortgage brokers and deal initiators.

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

Available information

We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (Exchange Act), as amended, free of charge on our website at www.manhattanbridgecapital.com, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. The information on our website is not incorporated by reference into this Report.

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

As a real estate finance company, our revenue and net income is limited to interest received or accrued on our loan portfolio. Our ability to originate real estate loans is limited by the funds at our disposal. As of March 9, 2020, we had approximately $12.4 million of borrowing availability under the Webster Credit Line. We intend to use the proceeds from the repayment of loans outstanding and the additional borrowing capacity under the Webster Credit Line to originate real estate loans. Nevertheless, if demand for our mortgage loans increases, we cannot assure you that we will be able to capitalize on this demand given the limited funds available to us to originate loans.

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

Our board of directors has given management broad authority to make decisions to originate loans. The only limitation imposed by the board of directors is that no single loan may exceed the lower of (i) 9.9% of our loan portfolio (without taking into account the loan under consideration) and (ii) $3 million. Within these broad guidelines, our Chief Executive Officer has the absolute authority to make all lending decisions. Thus, management could authorize transactions that may be costly and/or risky, which could result in returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results. Further, management’s decisions may not fully reflect the best interests of our shareholders. Our board of directors may periodically review our underwriting guidelines but will not, and will not be required to, review all of our proposed loans. In conducting periodic reviews, our board of directors will rely primarily on information provided to them by management.

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

Our Webster Credit Line, which expires on February 28, 2023, provides for interest rates that equal (i) LIBOR plus a premium, which rate aggregated approximately 5.76%, including a 0.5% agency fee, as of December 31, 2019, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.25%, plus a 0.5% agency fee, as chosen by us for each drawdown. As such, changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on the Webster Credit Line or future indebtedness. We are monitoring this activity and evaluating the related risks, and any such effects of the transition away from LIBOR may result in increased expenses, may impair our ability to refinance our indebtedness, or may result in difficulties, complications or delays in connection with future financing efforts, any of which could adversely affect our financial condition and results of operations.

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

A pandemic, epidemic or outbreak of an infectious disease in the United States, may adversely affect our business.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States, our business may be adversely affected. In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally including in the United States. While the spread of COVID-19 has not yet directly impacted our operations, we continue to monitor our operations and government recommendations and may elect to temporarily close our office to protect our employees. Such events may result in a period of business disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. The extent to which the coronavirus impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

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

The Webster Credit Line contains various covenants and restrictions that are typical for these kinds of credit facilities, including limiting the amount that we can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans we make to our customers. If we fail to meet or satisfy any of these covenants, we would be in default under our agreement with Webster, Flushing and Mizrahi, and Webster, Flushing and/or Mizrahi could elect to declare outstanding amounts due and payable, terminate its commitments to us, require us to post additional collateral and/or enforce their interests against existing collateral. Acceleration of our debt to Webster, Flushing and/or Mizrahi could significantly reduce our liquidity or require us to sell our assets to repay amounts due and outstanding. This would significantly harm our business, financial condition, results of operations and ability to make distributions and could result in the foreclosure of our assets which secure our obligations, which could cause the value of our outstanding securities to decline. A default could also significantly limit our financing alternatives such that we would be unable to pursue our leverage strategy, which could adversely affect our returns.

Our indebtedness could adversely affect our financial flexibility and our competitive position.

We have, and expect that we will continue to have a significant amount of indebtedness. As of December 31, 2019, we had approximately $21.2 million of debt outstanding, consisting of the amounts outstanding under the Webster Credit Line and the balance of senior secured notes. As of March 9, 2020, another $12.4 million was available under the recently amended Webster Credit Line. This level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of the indebtedness. Our indebtedness could have other important consequences to you and significantly impact our business. For example, it could:

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

Under our current business model, we have one asset class — mortgage loans that we originate, service and manage — and we have no current plans to diversify. Moreover, most of our collateral is located in a limited geographic area. At December 31, 2019, most of our outstanding loans are secured by properties located in the New York metropolitan area. A lack of geographical diversification makes our mortgage portfolio more sensitive to local and regional economic conditions. A significant decline around the New York metropolitan area economy could result in a greater risk of default compared with the default rate for loans secured by properties in other geographic locations. This could result in a reduction of our revenues and provision for loan loss allowances, which might not be as acute if our loan portfolio were more geographically diverse. Therefore, our loan portfolio is subject to greater risk than other real estate finance companies that have a more diversified asset base and broader geographic footprint. To the extent that our portfolio is concentrated in one region and/or one type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our assets within a short time period, which may reduce our net income and the value of our securities and accordingly reduce our ability to make distributions to our shareholders.

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

A single borrower or a group of affiliated borrowers may account for more than 10% of our loan portfolio. A default by one borrower in a group is likely to result in a default by the other borrowers in the group. Concentration of loans to one borrower or a group of affiliated borrowers poses a significant risk, as default would have a material adverse impact on our operating results, cash flow, financial condition and our ability to service our debt.

Risks Related to Financing Transactions

Our existing credit line has numerous covenants with which we must comply. If we are unable to comply with these covenants, the outstanding amount of the loan could become due and payable and we may have to sell off a portion of our loan portfolio to pay off the debt.

We have a $32.5 million credit line with Webster, Flushing and Mizrahi that expires on February 28, 2023. The Webster Credit Line contains various covenants and restrictions that are typical for these kinds of credit facilities, including limiting the amount that we can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans we make to our customers. The Webster Credit Line imposes certain restrictions which may adversely impact our ability to grow and/or maintain our qualification for taxation as a REIT. These limitations include the following:

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

If we fail to meet or satisfy any of these covenants, we would be in default under our agreement with Webster, Flushing and Mizrahi and they could elect to declare outstanding amounts due and payable, terminate its commitments to us, require us to post additional collateral and/or enforce their interests against existing collateral. Acceleration of our debt to Webster, Flushing and/or Mizrahi could also make it difficult for us to satisfy the requirements necessary to maintain our qualification for taxation as a REIT, significantly reduce our liquidity or require us to sell our assets to repay amounts due and outstanding. This would significantly harm our business, financial condition, results of operations and ability to make distributions and could result in the foreclosure of our assets which secure our obligations, which could cause the value of our outstanding securities to decline. A default could also significantly limit our financing alternatives such that we would be unable to pursue our leverage strategy, which could adversely affect our returns.

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

We intend to continue to operate in a manner that will enable us to continue to remain qualified for taxation as a REIT as long as we believe it is in the best interests of our shareholders. While we believe that we qualified for taxation as a REIT for the taxable year ended December 31, 2019, we have not requested and do not intend to request a ruling from the IRS that we so qualified in 2019 or that we will qualify in future years. The U.S. federal income tax laws and the Treasury Regulations promulgated thereunder governing REITs are complex. In addition, judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited. To qualify for taxation as a REIT, we must meet, on an ongoing basis, various tests regarding the nature of our assets and our income, the ownership of our outstanding shares, and the amount of our distributions. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Thus, while we intend to operate so that we will continue to qualify for taxation as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. These considerations also might restrict the types of assets that we can acquire in the future.

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

Our taxable income may substantially exceed our net income as determined by U.S. GAAP and differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may be required to accrue interest and discount income on mortgage loans before we receive any payments of interest or principal on such assets. In addition, the Code requires that we accrue income no later than when it is taken into account on applicable financial statements, even if financial statements take such income into account before it would accrue under the original discount rules, the market discount rules, or other rules in the Code. Thus, we may be required under the terms of the indebtedness that we incur, to use cash received from interest payments to make principal payment on that indebtedness, with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our shareholders.

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

Dividends payable by REITs are not generally eligible for reduced rates applicable to “qualified” dividends paid by other corporations, but are taxed at the same rate as ordinary income. However, for tax years beginning before 2026, REIT dividends paid to noncorporate shareholders are generally taxed at an effective tax rate lower than applicable ordinary income tax rates due to the availability of a deduction under the Code for specified forms of income from passthrough entities. More favorable rates will nevertheless continue to apply to regular corporate “qualified” dividends, which may cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends. This could have an adverse impact on the market price of our common shares.

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

In order for us to qualify for taxation as a REIT, not more than 50% in value of our outstanding common shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year, and at least 100 persons must beneficially own our stock during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. To help ensure that we meet the tests, our restated certificate of incorporation restricts the acquisition and ownership of our capital stock. The ownership limitation is fixed at 4.0% of our outstanding shares of capital stock, by value or number of shares, whichever is more restrictive. Assaf Ran, our Chief Executive Officer, is exempt from this restriction. As of December 31, 2019, Mr. Ran owns 26.2% of our outstanding common shares. In addition, our board of directors may grant such an exemption to such limitations in its sole discretion, subject to such conditions, representations and undertakings as it may determine. These ownership limits could delay or prevent a transaction or a change in control of our company that might involve a premium price for shares of our common shares or otherwise be in the best interest of our shareholders.

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

In addition, distributions that we make to our shareholders will generally be taxable to our shareholders as ordinary income (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the Code, which is available to our noncorporate U.S. shareholders for taxable years before 2026). However, a portion of our distributions may be designated by us as long-term capital gains to the extent that they are attributable to capital gain income recognized by us or may constitute a return of capital to the extent that they exceed our earnings and profits as determined for tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a shareholder’s investment in our common shares.

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

As of December 31, 2019, Assaf Ran, our Chief Executive Officer, beneficially owned 26.2% of our outstanding shares. Thus, Mr. Ran currently has and will continue to exercise significant control over all corporate actions. This concentration of ownership could have an adverse impact on the market price of our common shares.

There is limited trading in our common shares, which could make it difficult for you to sell your common shares.

Our common shares are listed on The Nasdaq Capital Market. Average daily trading volume in our common shares was approximately 24,000 and 29,000 shares, respectively, in 2018 and in 2019. The lack of liquidity may make it more difficult for you to sell your common shares when you wish to do so. Even if an active trading market develops, the market price of our common shares may be highly volatile and could be subject to wide fluctuations.

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

Historically, the price at which our common shares trade on The Nasdaq Capital Market has been extremely volatile and seemingly unrelated to our operating performance. In 2018, the range was $5.34 to $8.00. In 2019, the range was $5.52 to $6.73. These broad market fluctuations may adversely affect the trading price of our common shares. Class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Any such litigation brought against us could result in substantial costs, which would hurt our financial condition and results of operations, divert management’s attention and resources.

Common shares eligible for future sale may have adverse effects on our share price.

We cannot predict the effect, if any, the exercise of our outstanding warrants or the future sale of the common shares issuable upon the exercise of warrants would have on the market price of our common shares. The market price of our common shares may decline significantly when the restrictions on resale or lock up agreements by certain of our shareholders lapse. Sales of substantial amounts of common shares or the perception that such sales could occur may adversely affect the prevailing market price for our common shares.

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

Various provisions of the NYBCL may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common shares with the opportunity to realize a premium over the then-prevailing market price of our common shares. For example, we are subject to the “business combination” provisions of the NYBCL that, subject to limitations, prohibit certain business combinations (including a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between us and an “interested shareholder” (defined generally as any person who beneficially owns 20% or more of our then outstanding voting capital stock or an affiliate thereof for five years after the most recent date on which the shareholder becomes an interested shareholder). After the five-year prohibition, any business combination between us and an interested shareholder generally must be recommended by our board of directors and approved by the affirmative vote of a majority of the votes entitled to be cast by holders of outstanding shares of our voting capital stock other than shares held by the interested shareholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested shareholder. These provisions do not apply if holders of our common shares receive a minimum price, as defined under the NYCBL, for their shares in the form of cash or other consideration in the same form as previously paid by the interested shareholder for its common shares. They also do not apply to business combinations that are approved or exempted by a board of directors prior to the time that the interested shareholder becomes an interested shareholder.

Our authorized but unissued common and preferred shares may prevent a change in our control.

Our restated certificate of incorporation authorizes us to issue up to 25,000,000 common shares and 5,000,000 preferred shares. As of March 9, 2020, we had 9,882,058 common shares issued and 9,643,058 common shares outstanding and no preferred shares issued or outstanding. Our board of directors has the power and authority to create classes of common or preferred shares, with such rights and designations as it deems appropriate or advisable, which rights and designations may be senior to or have a priority over the rights and designations of any existing class of common or preferred shares. For example, our board of directors may establish a series of common or preferred shares that could delay or prevent a transaction or a change in control that might involve a premium price for our common shares or otherwise be in the best interest of our shareholders.

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

We have guaranteed MBC Funding II’s obligations under the Notes and we have secured that guaranty with a pledge of 100% of the issued and outstanding shares of MBC Funding II. However, if MBC Funding II is in default of its obligations to the Noteholders, the value of MBC Funding II may be less than the amount due to the Noteholders. Under the Indenture, if an event of default occurs, the Indenture Trustee, at the written direction of the holders of at least 50% of the principal amount of the Notes then outstanding, must declare the unpaid principal and all accrued but unpaid interest on the Notes to be immediately due and payable. In addition, pursuant to the terms of an Inter-creditor Agreement entered into by the Indenture Trustee and Webster, neither the Indenture Trustee nor the Noteholders can exercise their rights under the guaranty until the Webster Credit Line has been paid in full except in connection with their exercise of remedies under the Pledge Agreement. Furthermore, under our agreement with Webster, we are prohibited from making any payment, direct or indirect (whether for interest, principal, as a result of any redemption or repayment at maturity, on default, or otherwise), on the Notes so long as there are any unpaid balances on the Webster Credit Line. Although the Webster Credit Line matures and is fully payable on February 28, 2023, we are not prohibited from renewing, extending or increasing the amount of the Webster Credit Line or replacing it with a new credit facility provided by a different lender, which may insist on the same restriction. Thus, upon a default by MBC Funding II, the Noteholders may never have full recourse to us under our guaranty.

If a bankruptcy petition were filed by or against us or MBC Funding II, Noteholders may receive less than the outstanding balance on the Notes.

If a bankruptcy case were filed by or against us or MBC Funding II under the U.S. Bankruptcy Code, the Noteholders may receive, on account of their claims related to the Notes, less than they would be entitled to under the terms of the Indenture.

An active public trading market for the Notes may not develop.

The Notes are currently listed on the NYSE American and trade under the symbol “LOAN/26”. However, we cannot assure that a more active trading market for the Notes will develop. If a more active trading market does not develop the Noteholders may not be able to sell their Notes for the price they want at the time they want. The liquidity of any such market will depend upon various factors, including:

●	the number of Noteholders;
●	the interest of securities dealers in making a market for the Notes;
●	the overall market for debt securities;
●	our financial performance and prospects; and
●	the prospects for companies in our industry generally.

We cannot assure the Noteholders that they will be able to sell the Notes if they wish to do so or, even if they can sell their Notes that they will recover their entire investment.

MBC Funding II may not be able to make the required payments of interest and principal on the Notes.

MBC Funding II’s ability to make payments of principal and interest on the Notes is subject to general economic conditions and financial, business and other factors affecting their mortgage loan portfolio, many of which are beyond their control. We cannot assure that MBC Funding II will have sufficient funds available when necessary to make any required payments of interest or principal under the Notes, including payments in connection with a redemption of Notes, whether upon a change of control or upon the exercise by Noteholders of their redemption rights. MBC Funding II’s failure to make payments of interest or principal when due could result in an event of default and would give the Indenture Trustee and the Noteholders certain rights against MBC Funding II. MBC Funding II’s sole source of revenue and cash flow will be payments of interest and principal they receive with respect to their mortgage loan portfolio. To the extent the interest payments received by MBC Funding II exceed the payments required to be made to the Noteholders, and both prior to and after giving effect to the distribution of funds to us, MBC Funding II is in compliance with the debt coverage ratio and no default or event of default exists or would occur as a result of such distribution, MBC Funding II plans to distribute those excess funds to us. If MBC Funding II is unable to generate sufficient cash flow to service the debt evidenced by the Notes, they will be in default of its obligations under the Notes.

MBC Funding II is not obligated to contribute to a sinking fund to retire the Notes and the Notes are not guaranteed by any governmental agency.

MBC Funding II is not obligated to contribute funds to a sinking fund to repay principal or interest on the Notes upon maturity or default. The Notes are not certificates of deposit or similar obligations of, or guaranteed by, any depositary institution. Further, no governmental entity insures or guarantees payment on the Notes if MBC Funding II does not have enough funds to make principal or interest payments.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive and principal operating office is located in Great Neck, New York. We use this space for all of our operations. This space is occupied under a lease, as amended, that expires September 30, 2021. The current monthly rent is $4,314, including electricity. We believe this facility is adequate to meet our requirements at our current level of business activity.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Holders

As of March 9, 2020, the number of registered holders of our common shares was 13 and the estimated number of beneficial owners of our common shares was approximately 4,700. American Stock Transfer & Trust Company serves as transfer agent for our common shares.

Dividends

We elected to be taxed as a REIT commencing with our year ended December 31, 2014. From and after the effective date of our REIT election, we intend to pay regular quarterly distributions to holders of our common shares in an amount not less than 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gains). As a REIT, our distributions generally will be taxable as ordinary income to our shareholders (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the Code, which is available to our noncorporate U.S. shareholders for taxable years before 2026), although we may designate a portion of the distributions as qualified dividend income or capital gain or a portion of the distributions may constitute a return of capital. For tax reporting purposes, taxable income dividends/distributions and non-taxable return of capital distributions may result and will be reported as such to U.S. individual taxpayers on Form 1099-DIV. For the tax year of 2019, 99.05% of our total distributions are characterized as non-qualified dividends and 0.95% are characterized as return of capital.

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

The properties securing the loans are generally classified as residential or commercial real estate and, typically, are not income producing. Each loan is secured by a first mortgage lien on real estate. In addition, each loan is personally guaranteed by the principal(s) of the borrower, which guarantee may be collaterally secured by a pledge of the guarantor’s interest in the borrower. The face amount of the loans we originated in the past seven years ranged from $30,000 to a maximum of $2.5 million. Our lending policy limits the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $3 million. Our loans typically have a maximum initial term of 12 months bearing interest at a fixed rate of 9% to 14% per year. In addition, we usually receive origination fees or “points” ranging from 0% to 2% of the original principal amount of the loan as well as other fees relating to underwriting and funding the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser) and in the case of construction financing, it is typically up to 80% of construction costs.

Since commencing this business in 2007, we have made over 860 loans and never foreclosed on a property and none of our loans have ever gone into default although sometimes we have renewed or extended our loans to enable the borrower to avoid premature sale or refinancing of the property. When we renew or extend a loan we receive additional “points” and other fees.

Our primary business objective is to grow our loan portfolio while protecting and preserving capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term through dividends. We intend to achieve this objective by continuing to selectively originate loans and carefully manage our portfolio of first mortgage real estate loans in a manner designed to generate attractive risk-adjusted returns across a variety of market conditions and economic cycles. We believe that the demand for relatively small loans secured by residential and commercial real estate held for investment around the New York metropolitan market remains relatively strong, but not as robust as in the past several years, and that traditional lenders, including banks and other financial institutions, that usually address this market are unable to satisfy this demand. This demand/supply imbalance has created an opportunity for non-bank “hard money” real estate lenders like us to selectively originate high-quality first mortgage loans and this condition should persist for a number of years. However, we have observed more intense competition in our industry from both small and large lenders, which has resulted in more liquidity in the real estate markets in the geographic areas in which we operate.

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

At December 31, 2019, we were committed to $5,072,035 in construction loans that can be drawn by our borrowers when certain conditions are met.

To date, we have not experienced any defaults and none of the loans previously made have been non-collectable, although no assurances can be given that existing or future loans may not go into default or prove to be non-collectible in the future.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management will base the use of estimates on (a) a preset number of assumptions that consider past experience, (b) future projections, and (c) general financial market conditions. Actual amounts could differ from those estimates.

Interest income from commercial loans is recognized, as earned, over the loan period.

Origination fee revenue on commercial loans is amortized over the term of the respective note.

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of long lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted cash flows is less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

There are also areas in which in management’s judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which begin on page F-1 of this Report, which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

Results of operations

Years ended December 31, 2019 and 2018

Total revenue

Total revenue for the year ended December 31, 2019 was approximately $7,340,000 compared to approximately $7,225,000 for the year ended December 31, 2018, an increase of $115,000, or 1.6%. The increase in revenue was primarily attributable to an increase in origination fees resulting from an increase in the rate of loan turnover. In 2019, approximately $6,186,000 of our revenue represents interest income on secured, real estate loans that we offer to small businesses compared to approximately $6,168,000 in 2018, and approximately $1,154,000 represents origination fees on such loans compared to approximately $1,057,000 in 2018. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for the year ended December 31, 2019 were approximately $1,635,000 compared to approximately $1,699,000 for the year ended December 31, 2018, a decrease of $64,000 or 3.8%. The decrease in interest and amortization of deferred financing costs was primarily attributable to decreased interest expense due to lower LIBOR rates (See Note 5 to the financial statements included elsewhere in this Report).

General and administrative expenses

General and administrative expenses for the year ended December 31, 2019 were approximately $1,203,000 compared to approximately $1,322,000 for the year ended December 31, 2018, a decrease of $119,000 or 9%. The decrease is primarily attributable to an annual bonus paid to officers in 2018 which was not repeated in 2019, a voluntary waiver from the Company’s CEO forgoing his base salary for the months of November and December 2019, and a decrease in travel and meal expenses, offset by increases in insurance expenses and in compensation to members of our board of directors.

Other loss

Other loss for the years ended December 31, 2019 in the amount of $15,000 is due to our write off of the value of our investment in a privately held company.

Net income

Net income for the year ended December 31, 2019 was approximately $4,495,000 compared to approximately $4,204,000 for the year ended December 31, 2018, an increase of $291,000, or 6.9%. The increase is primarily attributable to the increase in revenue and decreases in interest and payroll expenses.

Liquidity and Capital Resources

At December 31, 2019, we had cash of approximately $118,000 compared to cash of approximately $204,000 at December 31, 2018 (not including restricted cash, which mainly represents collections received, pending check clearance, from the Company’s commercial loans and is primarily dedicated to the reduction of the Webster Credit Line).

For the years ended December 31, 2019 and 2018, net cash provided by operating activities was approximately $4,432,000 and $4,361,000, respectively. The increase in net cash provided by operating activities primarily results from the increase in net income, offset by the decrease in deferred origination fees.

For the year ended December 31, 2019, net cash provided by investing activities was approximately $1,366,000, compared to net cash used in investing activities of approximately $9,713,000 for the year ended December 31, 2018. Net cash provided by investing activities for the year ended December 31, 2019 primarily consisted of collection of our commercial loans of approximately $49,420,000, offset by the issuance of our short term commercial loans of approximately $48,054,000. Net cash used in investing activities for the year ended December 31, 2018 primarily consisted of the issuance of our short term commercial loans of $51,859,000, offset by collection of our commercial loans of approximately $42,147,000.

For the year ended December 31, 2019, net cash used in financing activities was approximately $6,034,000, compared to net cash provided by financing activities of approximately $5,571,000 for the year ended December 31, 2018. Net cash used in financing activities for the year ended December 31, 2019 reflects repayments of the Webster Credit Line of approximately $1,389,000, dividend payments of approximately $4,636,000 and the purchase of treasury shares of approximately $29,000, offset by the proceeds from the exercise of warrants and options of approximately $20,000. Net cash provided by financing activities for the year ended December 31, 2018 reflects the net proceeds from the public offering, as described below, of approximately $9,883,000 and the proceeds from the exercise of warrants of approximately $49,000, offset by (i) dividend payments of approximately $3,999,000, (ii) repayments of the Webster Credit Line of approximately $292,000, (iii) the purchase of treasury shares of approximately $49,000 and (iv) deferred financing costs of approximately $20,000.

We maintain the Webster Credit Line which currently provides us with a credit line of $32.5 million in the aggregate secured by assignments of mortgages and other collateral. On August 8, 2017, we entered into the Amended and Restated Credit Agreement.

Effective July 11, 2018, we entered into a Waiver and Amendment No. 1 to the Amended and Restated Credit Agreement (“Amendment No. 1”) with Webster, Flushing and Mr. Ran, as guarantor. In conjunction with the execution of Amendment No. 1, we also entered into an Amended and Restated Revolving Credit Note in the principal aggregate amount of $10,000,000 with Flushing (the “Amended Flushing Note”) and a Second Amended and Restated Fee Letter with Webster and Flushing, each dated July 11, 2018. Pursuant to the terms of Amendment No. 1, the Company’s existing Webster Credit Line was increased by $5 million to $25 million in the aggregate. In addition, the interest rates relating to Webster Credit Line were amended such that the interest rates now equal (i) LIBOR plus a premium, which rate aggregated approximately 5.76%, including a 0.5% agency fee, as of December 31, 2019, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.25% plus a 0.5% agency fee, as chosen by the Company for each drawdown. Amendment II also permits the Company to repurchase, redeem or otherwise retire its equity securities in an amount not to exceed ten percent of our annual net income from the prior fiscal year. In addition, Mr. Ran has provided a personal guaranty to the Webster Credit Line, which shall not exceed the sum of $500,000 plus any costs relating to the enforcement of the personal guaranty. Furthermore, on December 31, 2019, we entered into Amendment No. 2 to the Amended and Restated Credit and Security Agreement (“Amendment No. 2”) with Webster and Flushing to amend certain required fixed charge coverage requirements.

We were in compliance with all covenants of the Webster Credit Line, as amended, as of December 31, 2019. At December 31, 2019, the outstanding amount under the Amended and Restated Credit Agreement was $15,232,993. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% agency fee, for December 31, 2019 was approximately 5.76%.

On February 25, 2020, we entered into Amendment No. 3 to the Amended and Restated Credit and Security Agreement (“Amendment No. 3”) with Webster, Flushing, Mizrahi, and Mr. Ran, as guarantor. In conjunction with the execution of Amendment No. 3, we also entered into an Amended and Restated Revolving Credit Note in the principal aggregate amount of $7,500,000 with Mizrahi and a Third Amended and Restated Fee Letter with Webster each dated February 25, 2020. Pursuant to the terms of Amendment No. 3, our existing Webster Credit Line was increased by $7.5 million to $32.5 million in the aggregate and the term of the Webster Credit Line was extended to February 28, 2023. Amendment No. 3 also provides that the Company may issue up to $20 million in bonds through its subsidiary, of which not more than $10 million of such notes may be secured by mortgage notes receivable, and provided that the terms and conditions of such bonds are approved by Webster, subject to its reasonable discretion.

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

On November 1, 2018, our Board of Directors authorized a share buy back program for the repurchase of up to 100,000 shares of the Company’s common stock. The Company purchased a total of 13,112 common shares under this repurchase program, at an aggregate cost of approximately $78,000, before the program expired on October 31, 2019. No repurchases were made by us pursuant to this buy back program during the fourth quarter of 2019.

On February 26, 2020, our Board of Directors authorized another share buy back program, pursuant to which we may, from time to time, purchase up to 100,000 of our common shares. This program does not obligate the Company to purchase any shares and expires on February 25, 2021. The authorization for the program is able to be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time. As of March 12, 2020, the Company has purchased a total of 18,786 common shares under this share buy back program, at an aggregate cost of approximately $102,000.

We anticipate that our current cash balances and the Amended and Restated Credit Agreement, as described above, together with our cash flows from operations will be sufficient to fund our operations for the next 12 months. In addition, from time to time, we receive short term unsecured loans from our executive officers and others in order to provide us with the flexibility necessary to maintain a steady deployment of capital. However, we expect our working capital requirements to increase over the next 12 months as we continue to strive for growth.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.

Contractual Obligations

Set forth below is a summary of our current obligations as of December 31, 2019 to make future payments due by the period indicated below, excluding payables and accruals. We expect to be able to meet our obligations in the ordinary course.

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Operating Lease Obligations (*)	$97,316	$52,180	$44,536	$600	$—
Senior Secured Notes	$6,000,000	$—	$—	$—	$6,000,000
Amounts due under Amended and Restated Credit Agreement at December 31, 2019	$15,232,993	$—	$15,232,993	$—	$—

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

1. Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

2. Internal Control over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of our principal executive and principal financial officers and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting is supported by written policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

This Report does not include an attestation report by the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Our executive officers and directors and their respective ages as of March 17, 2020 are as follows:

Name	Age	Position

Assaf Ran	54	Founder, Chairman of the Board, Chief Executive Officer and President
Vanessa Kao	42	Chief Financial Officer, Vice President, Treasurer and Secretary
Michael Jackson (1)(2)(3)	55	Director
Eran Goldshmit (1)(2)(3)	53	Director
Lyron Bentovim (1)	50	Director
Phillip Michals (1)(2)(3)	50	Director

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

Set forth below is a brief description of the background and business experience of our executive officers and directors:

Assaf Ran, our founder, has been our Chief Executive Officer, president and chairman since our inception in 1989. Mr. Ran has 31 years of senior management experience leading public and private businesses. Mr. Ran started several yellow page businesses from the ground up and managed to make each one of them successful. Mr. Ran’s professional experience and background with us, as our director since March 1999, have given him the expertise needed to serve as one of our directors.

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

Lyron Bentovim has been a member of the Board since December 2008. Mr. Bentovim currently serves as The President and Chief Executive Officer of the Glimpse Group, a virtual reality and augmented reality company as well as a Managing Partner at Darklight Partners in New York, NY. Darklight Partners is a strategic advisor to small and mid-size public and private companies. Prior to Darklight Partners, from July 2014 to August 2015, Mr. Bentovim was Chief Operating Officer/Chief Financial Officer of Top Image Systems (Nasdaq: TISA), and from March 2013 to July 2014, Mr. Bentovim served as Chief Operating Officer/Chief Financial Officer of NIT Health and Chief Operating Officer/Chief Financial Officer and managing director at Cabrillo Advisors. From August 2009 until July 2012, Mr. Bentovim has served as the Chief Operating Officer and the Chief Financial Officer of Sunrise Telecom, Inc. Prior to joining Sunrise Telecom, Inc., from January 2002, Mr. Bentovim was a Portfolio Manager for Skiritai Capital LLC, an investment advisor based in San Francisco. Mr. Bentovim has over 20 years of management experience, including his experience as a member of the board of directors at Blue Sphere, RTW Inc., Ault, Inc., Top Image Systems Ltd., Three-Five Systems Inc., Sunrise Telecom Inc., and Argonaut Technologies Inc. Prior to his position in Skiritai Capital LLC, Mr. Bentovim served as the President, Chief Operating Officer and co-founder of WebBrix, Inc. Additionally, Mr. Bentovim spent time as a Senior Engagement Manager with strategy consultancies USWeb/CKS, the Mitchell Madison Group LLC and McKinsey & Company Inc. Mr. Bentovim has an MBA from Yale School of Management and a law degree from the Hebrew University. Mr. Bentovim’s professional experience and background with other companies and with us have given him the expertise needed to serve as one of our directors.

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

Phillip Michals has been a member of the Board since rejoining our Board in June 2019. Mr. Michals is the CEO/Executive Chairman of A.G.P./Alliance Global Partners, a full service investment banking and wealth management firm. Mr. Michals has also been a partner in RG Michals since 1999 and affiliated with an independent firm from 2010 to 2018. His responsibilities were primarily in business development. He was also a partner for over 10 years at MSCI, an advisory/consulting firm that consulted for Member firms of NYSE and FINRA. Mr. Michals currently has his Series 7, 63, 24, 99, and 65 licenses and received his Bachelor of Science from University of Delaware. Mr. Michal’s professional experience and background with other companies and with us have given him the expertise needed to serve as one of our directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, except for the Form 3 filed on July 3, 2019 by Phillip Michals, who became a director on June 21, 2019, we believe that during fiscal year ended December 31, 2019, all filing requirements applicable to our officers, directors and ten percent beneficial owners were complied with.

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

Committees of the Board of Directors

We have three standing committees: an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee. Each committee is made up entirely of independent directors as defined under the Nasdaq Stock Market Rules. The members of the Audit Committee are Michael Jackson, who serves as chairman, Eran Goldshmit, Lyron Bentovim and Phillip Michals. The members of the Compensation Committee and the Corporate Governance and Nominating Committee are Michael Jackson, Eran Goldshmit and Phillip Michals. Current copies of each committee’s charter are available on our website at www.manhattanbridgecapital.com.

Audit Committee. The Audit Committee oversees our accounting and financial reporting processes, internal systems of accounting and financial controls, relationships with auditors and audits of financial statements. Specifically, the Audit Committee’s responsibilities include the following:

●	selecting, hiring and terminating our independent auditors;

●	evaluating the qualifications, independence and performance of our independent auditors;

●	approving the audit and non-audit services to be performed by the independent auditors;

●	reviewing the design, implementation and adequacy and effectiveness of our internal controls and critical policies;

●	overseeing and monitoring the integrity of our consolidated financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and other accounting matters;

●	with management and our independent auditors, reviewing any earnings announcements and other public announcements regarding our results of operations; and

●	preparing the report that the Securities and Exchange Commission requires in our annual proxy statement.

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

The Compensation Committee is comprised entirely of directors who satisfy the standards of independence applicable to compensation committee members under Section 16(b) of the Exchange Act. During the fiscal year ended December 31, 2019, the Compensation Committee did not utilize the services of a compensation consultant.

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

Item 11. Executive Compensation

The following Summary Compensation Table sets forth all compensation earned by or paid to, in all capacities, during the years ended December 31, 2019 and 2018 by (i) the Company’s Chief Executive Officer and (ii) the most highly compensated executive officers, other than the CEO, who were serving as executive officers and whose total compensation exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executives”):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($) (1)	Total ($)
Assaf Ran	2019	$254,167	$0	$7,625	$261,792
Chief Executive Officer and President	2018	$305,000	$78,000	$9,150	$392,150

Vanessa Kao
Chief Financial Officer, Vice President,	2019	$144,000	$0	$4,320	$148,320
Treasurer and Secretary	2018	$137,000	$26,000	$4,110	$167,110

(1) Company’s matching contributions are made pursuant to its Simple IRA Plan.

Employment Contracts

We have an employment agreement with Assaf Ran, our President and Chief Executive Officer, pursuant to which: (i) Mr. Ran’s employment term renews automatically on June 30th of each year for successive one-year periods unless either party gives to the other written notice at least 180 days prior to June 30th of its intention to terminate the agreement; (ii) Mr. Ran receives a current annual base salary of $305,000 and annual bonuses as determined by the Compensation Committee of the Board, in its sole and absolute discretion, and is eligible to participate in all executive benefit plans established and maintained by us; and (iii) Mr. Ran agreed to a one-year non-competition period following the termination of his employment. If the employment agreement is terminated by Mr. Ran for “good reason” (as defined in the employment agreement) he shall be paid (1) his base compensation up to the effective date of such termination; (2) his full share of any incentive compensation payable to him for the year in which the termination occurs; and (3) a lump sum payment equal to 100% of the average cash compensation paid to, or accrued for, him in the two calendar years immediately preceding the calendar year in which the termination occurs.

Mr. Ran voluntarily agreed to forgo his base salary for the months of November and December 2019 in an aggregate amount of $50,833. The Compensation Committee approved an annual bonus of $78,000 to Mr. Ran in 2018.

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

The following table sets forth information concerning outstanding equity awards to the Named Executives as of December 31, 2019.

Outstanding Equity Awards at Fiscal Year-End

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Assaf Ran
Chief Executive Officer and President	1,000,000	6,360,000	(1)(2)

(1)	Calculated based on the closing market price of $6.36 at the end of the last completed fiscal year on December 31, 2019.

(2)	Mr. Ran may not sell, convey, transfer, pledge, encumber or otherwise dispose of the Restricted Shares until the earliest to occur of the following: (i) September 9, 2026, with respect to 1/3 of the Restricted Shares, September 9, 2027 with respect to an additional 1/3 of the Restricted Shares and September 9, 2028 with respect to the final 1/3 of the Restricted Shares; (ii) the date on which Mr. Ran’s employment is terminated by us for any reason other than for “Cause;” or (iii) on a Risk Termination Date. If at any time prior to a Risk Termination Date Mr. Ran’s employment is terminated by us for Cause or Mr. Ran voluntarily terminates his employment for any reason other than death or disability, Mr. Ran will forfeit that portion of the Restricted Shares which have not previously vested.

Compensation of Directors

During 2019, the annual cash compensation paid to each independent member of the Board was $10,000, plus an additional $300 for each committee meeting attended. In June 2019, the Compensation Committee elected to increase the annual cash compensation paid to each independent member of the Board to $12,000, effective beginning in fiscal year 2020.

The table below summarizes the compensation paid to our directors for the year ended December 31, 2019:

Director Compensation

Name (a)	Fees Earned or Paid in Cash ($)
Michael Jackson	$11,800
Eran Goldshmit	$11,800
Lyron Bentovim	$11,200
Phillip Michals (1)	$5,600

(1) Mr. Michals rejoined the Board in June 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table, together with the accompanying footnotes, sets forth information, as of March 17, 2020, regarding the beneficial ownership of our common shares by all persons known by us to beneficially own more than 5% of our outstanding common shares, each Named Executive Officer, each director, and all of our directors and executive officers as a group:

Name of Beneficial Owner	Amount of Beneficial Ownership (1)	Percentage of Class

Executive Officers and Directors
Assaf Ran (2)	2,536,000	26.3%
Vanessa Kao	5,236	*
Michael Jackson	35,000	*
Eran Goldshmit	10,978	*
Lyron Bentovim	38,887	*
Phillip Michals	101,058	1.1%
All executive officers and directors as a group (6 persons)	2,727,159	28.3%

* Less than 1%

(1)	A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from March 17, 2020 upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from March 17, 2020 have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on 9,637,744 shares outstanding on March 17, 2020.

(2)	Includes 1,000,000 Restricted Shares granted to Mr. Ran on September 9, 2011, which was approved by shareholders at our 2011 annual meeting of shareholders. Mr. Ran may not sell, convey, transfer, pledge, encumber or otherwise dispose of the Restricted Shares until the earliest to occur of the following: (i) September 9, 2026, with respect to 1/3 of the Restricted Shares, September 9, 2027 with respect to an additional 1/3 of the Restricted Shares and September 9, 2028 with respect to the final 1/3 of the Restricted Shares; (ii) the date on which Mr. Ran’s employment is terminated by us for any reason other than for “Cause;” or (iii) on a Risk Termination Date. If at any time prior to a Risk Termination Date Mr. Ran’s employment is terminated by us for Cause or Mr. Ran voluntarily terminates his employment for any reason other than death or disability, Mr. Ran will forfeit that portion of the Restricted Shares which have not previously vested. Mr. Ran’s address is c/o Manhattan Bridge Capital, Inc., 60 Cutter Mill Road, Suite 205, Great Neck, New York 11021.

Item 13. Certain Relationships and Related Transactions and Director Independence

None.

The Board is comprised of Assaf Ran, Michael J. Jackson, Eran Goldshmit, Lyron Bentovim and Phillip Michals. The Board has determined, in accordance with Nasdaq’s Stock Market Rules, that: (i) Messrs. Jackson, Goldshmit, Bentovim and Michals (the “Independent Directors”) are independent and represent a majority of its members; (ii) Messrs. Jackson, Goldshmit, Bentovim and Michals, as the members of the Audit Committee, are independent for such purposes; and (iii) Messrs. Jackson, Goldshmit and Michals, as the members of the Compensation Committee, are independent for such purposes. In determining director independence, the Board applies the independence standards set by the Nasdaq. In its application of such standards the Board takes into consideration all transactions with Independent Directors and the impact of such transactions, if any, on any of the Independent Directors’ ability to continue to serve on the Board.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed by our principal accounting firm, Hoberman & Lesser CPA’s, LLP, for the fiscal years ended December 31, 2019 and 2018 (including for services for MBC Funding II) are as follows:

(a) Audit Fees

2019

The aggregate fees incurred during 2019 for our principal accountant were $65,500, covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2019.

2018

The aggregate fees incurred during 2018 for our principal accountant were $65,500, covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2018.

(b) Audit-Related Fees

There were no audit-related fees billed by our principal accountant during 2019 or 2018.

(c) Tax Fees

There were no tax fees billed by our principal accountant during 2019 or 2018.

(d) All Other Fees

No other fees, beyond those disclosed in this Item 14, were billed during 2019 or 2018 except that we were billed $21,500 in 2018 by our principal accountant for services rendered in connection with our Registration Statement on Form S-3 for our public offering in July 2018.

Audit Committee Pre-Approval, Policies and Procedures

Our Audit Committee approved the engagement with Hoberman & Lesser CPA’s, LLP. These services were pre-approved by our Audit Committee to assure that such services do not impair the auditor’s independence from us.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) 1. Financial Statements - See Index to Financial Statements on page F-1.

2. Financial Statement Schedules – See (c) below.

3. Exhibits – See (b) below.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation filed with the Secretary of State of New York in July 2014 (1)
3.2	Amended and Restated Bylaws effective in May 2014 (1)
4.1	Specimen Stock Certificate (2)
4.2	Form of Representative Warrants (3)
4.3	Form of Representative Warrants (4)
4.4	Indenture, dated as of April 25, 2016, among Manhattan Bridge Capital, Inc., MBC Funding II Corp and Worldwide Stock Transfer, LLC (5)
4.5	Description of Securities (***)
10.1**	Employment Agreement dated March 1, 1999 by and between Assaf Ran and the Company (6)
10.2	Lease Agreement by and between the Company and Majestic Neck Corp. for the premises located at 60 Cutter Mill Road, Great Neck, New York 11021. (7)
10.3**	Form of the Company’s 2009 Stock Option Plan, as amended (8)
10.4	Asset Purchase Agreement, dated as of April 25, 2016, between Manhattan Bridge Capital, Inc. and MBC Funding II Corp. (5)
10.5	Continuing Guaranty of Manhattan Bridge Capital Inc. dated April 25, 2016. (5)
10.6	Pledge Agreement, dated as of April 25, 2016, between Manhattan Bridge Capital and Worldwide Stock Transfer, LLC (5)
10.7	Guaranty dated April 25, 2016 of MBC Funding II Corp. (5)
10.8	Intercreditor Agreement, dated as of April 25, 2016, between Webster Business Credit Corp and Worldwide Stock Transfer, LLC (5)
10.9	Amendment of Lease, dated July 21, 2016, between the Company and Philips Cutter Mill Owner LLC for the premises located at 60 Cutter Mill Road, Great Neck, New York 11201 (7)
10.10**	Restricted Share Agreement, dated September 9, 2011, between the Company and Assaf Ran (***)
10.11	Amended and Restated Revolving Credit Note, dated July 7, 2017, executed by Manhattan Bridge Capital, Inc (9)
10.12	Amended and Restated Credit and Security Agreement, effective August 8, 2017, among Manhattan Bridge Capital, Inc., Webster Business Credit Corporation, and Flushing Bank (10)

Exhibit No.	Description
10.13	Waiver and Amendment No. 1 to Amended and Restated Credit and Security Agreement, effective July 11, 2018, among Manhattan Bridge Capital, Inc., Webster Business Credit Corporation, Flushing Bank and Assaf Ran (12)
10.14	Amended and Restated Revolving Credit Note, effective July 11, 2018, between Manhattan Bridge Capital, Inc. and Flushing Bank (12)
10.15	Amendment No. 2 to Amended and Restated Credit and Security Agreement, effective December 31, 2019, among Manhattan Bridge Capital, Inc., Webster Business Credit Corporation, Flushing Bank and Assaf Ran (***)
10.16	Amendment No. 3 to Amended and Restated Credit and Security Agreement, effective February 26, 2020, among Manhattan Bridge Capital, Inc., Webster Business Credit Corporation, Flushing Bank, Mizrahi and Assaf Ran (***)
10.17	Revolving Credit Note dated February 25, 2020, between Manhattan Bridge Capital, Inc. and Mizrahi (***)
10.18**	Voluntary Salary Waiver Agreement between Manhattan Bridge Capital, Inc. and Assaf Ran dated October 22, 2019 (***)
21.1	List of Subsidiaries (11)
23.1	Consent of Hoberman & Lesser CPA’s, LLP, dated March 16, 2020 (***)
31.1	Chief Executive Officer Certification under Rule 13a-14 (***)
31.2	Chief Financial Officer Certification under Rule 13a-14 (***)
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 (*)
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 (*)

101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Schema Document
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Furnished herewith.

** Compensation plan or arrangement for current or former executive officers and directors.

*** Filed herewith.

(1)	Previously filed as exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference.
(2)	Previously filed as exhibit to Registration Statement on Form SB-2/A filed on April 23, 1999 and incorporated herein by reference.
(3)	Previously filed as exhibit to Current Report on Form 8-K filed on August 15, 2016 and incorporated herein by reference.
(4)	Previously filed as exhibit to Current Report on Form 8-K filed on May 29, 2016 and incorporated herein by reference.
(5)	Previously filed as exhibit to Current Report on Form 8-K filed on April 27, 2016 and incorporated herein by reference.
(6)	Previously filed as exhibit to Registration Statement on Form SB-2 filed on March 10, 1999 and incorporated herein by reference.
(7)	Previously filed as exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and incorporated herein by reference.
(8)	Previously filed as Appendix A to Schedule 14A filed on August 5, 2011 and incorporated herein by reference.
(9)	Previously filed as exhibit to Current Report on Form 8-K filed on July 13, 2017 and incorporated herein by reference.
(10)	Previously filed as exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 and incorporated herein by reference.
(11)	Previously filed as exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and incorporated by reference herein.
(12)	Previously filed as exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference.

(c)	No financial statement schedules are included because the information is either provided in the financial statements or is not required under the related instructions or is inapplicable and such schedules therefore have been omitted.

Item 16. 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Manhattan Bridge Capital, Inc.

By:	/s/ Assaf Ran
Assaf Ran, President, Chief Executive Officer and Chairman of the Board of Directors

Date: March 17, 2020

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Assaf Ran	President, Chief Executive Officer	March 17, 2020
Assaf Ran	and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Vanessa Kao	Chief Financial Officer	March 17, 2020
Vanessa Kao	(Principal Financial and Accounting Officer)

/s/ Lyron Bentovim	Director	March 17, 2020
Lyron Bentovim

/s/ Eran Goldshmit	Director	March 17, 2020
Eran Goldshmit

/s/ Michael Jackson	Director	March 17, 2020
Michael Jackson

/s/ Phillip Michals	Director	March 17, 2020
Phillip Michals

MANHATTAN BRIDGE CAPITAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Manhattan Bridge Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Manhattan Bridge Capital, Inc. and Subsidiary (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

March 16, 2020

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2019 AND 2018

	2019	2018
Assets
Loans receivable	$53,485,014	$54,836,127
Interest receivable on loans	675,996	596,777
Cash	118,407	203,682
Cash - restricted	—	151,375
Other assets	53,218	73,131
Operating lease right-of-use asset, net	87,754	—
Deferred financing costs	22,637	42,040
Total assets	$54,443,026	$55,903,132

Liabilities and Stockholders’ Equity
Liabilities:
Line of credit	$15,232,993	$16,622,147
Senior secured notes (net of deferred financing costs of $472,413 and $547,499)	5,527,587	5,452,501
Deferred origination fees	322,119	404,676
Accounts payable and accrued expenses	151,823	183,716
Operating lease liability	91,025	—
Other liabilities	15,000	—
Dividends payable	1,159,061	1,158,717
Total liabilities	22,499,608	23,821,757
Commitments and contingencies
Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common shares - $.001 par value; 25,000,000 shares authorized; 9,882,058 and 9,874,191 issued, respectively; 9,658,844 and 9,655,977 outstanding, respectively	9,882	9,874
Additional paid-in capital	33,144,032	33,110,536
Treasury stock, at cost – 223,214 and 218,214 shares	(619,688)	(590,234)
Accumulated deficit	(590,808)	(448,801)
Total stockholders’ equity	31,943,418	32,081,375
Total liabilities and stockholders’ equity	$54,443,026	$55,903,132

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018

Interest income from loans	$6,185,764	$6,167,600
Origination fees	1,153,941	1,056,962
Total Revenue	7,339,705	7,224,562
Operating costs and expenses:
Interest and amortization of deferred financing costs	1,635,134	1,699,064
Referral fees	3,750	1,708
General and administrative expenses	1,202,739	1,321,724
Total operating costs and expenses	2,841,623	3,022,496

Income from operations	4,498,082	4,202,066
Other income	12,000	3,000
Loss on write-off of investment in privately held company	(15,000)	—
Income before income tax expense	4,495,082	4,205,066
Income tax expense	(572)	(642)
Net income	$4,494,510	$4,204,424

Basic and diluted net income per common share outstanding:
—Basic	$0.47	$0.48
—Diluted	$0.47	$0.48

Weighted average number of common shares outstanding
—Basic	9,658,147	8,792,207
—Diluted	9,659,285	8,799,044

The accompanying notes are an integral part of these consolidated financial statements

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Totals
	Shares	Amount		Shares	Cost
Balance, January 1, 2018	8,319,036	$8,319	$23,167,511	210,102	$(541,491)	$(387,666)	$22,246,673
Public offering	1,545,786	1,546	9,881,234				9,882,780
Exercise of warrants	9,369	9	48,726				48,735
Non cash compensation			13,065				13,065
Purchase of treasury shares				8,112	(48,743)		(48,743)
Dividends paid						(3,106,842)	(3,106,842)
Dividends declared and payable						(1,158,717)	(1,158,717)
Net income for the year ended December 31, 2018						4,204,424	4,204,424
Balance, December 31, 2018	9,874,191	9,874	33,110,536	218,214	(590,234)	(448,801)	32,081,375
Exercise of warrants and options	7,867	8	20,432				20,440
Non cash compensation			13,064				13,064
Purchase of treasury shares				5,000	(29,454)		(29,454)
Dividends paid						(3,477,456)	(3,477,456)
Dividends declared and payable						(1,159,061)	(1,159,061)
Net income for the year ended December 31, 2019						4,494,510	4,494,510
Balance, December 31, 2019	9,882,058	$9,882	$33,144,032	223,214	$(619,688)	$(590,808)	$31,943,418

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
Cash flows from operating activities:
Net income	$4,494,510	$4,204,424
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	94,489	98,695
Depreciation	1,414	3,711
Non cash compensation expense	13,064	13,065
Loss on write-off of investment in privately held company	15,000	–
Adjustment to operating lease right-of-use asset and liability	3,271	–
Changes in operating assets and liabilities
Interest receivable on loans	(79,219)	(61,732)
Other assets	3,499	(19,753)
Accounts payable and accrued expenses	(31,893)	16,157
Deferred origination fees	(82,557)	106,205
Net cash provided by operating activities	4,431,578	4,360,772

Cash flows from investing activities:
Issuance of short term loans	(48,053,965)	(51,859,000)
Collections received from loans	49,420,078	42,146,873
Purchase of fixed assets	–	(1,148)
Net cash provided by (used in) investing activities	1,366,113	(9,713,275)

Cash flows from financing activities:
Repayments of proceeds from line of credit, net	(1,389,154)	(292,447)
Proceeds from public offering, net	–	9,882,780
Dividends paid	(4,636,173)	(3,998,825)
Proceeds from exercise of stock options and warrants	20,440	48,735
Purchase of treasury shares	(29,454)	(48,743)
Deferred financing costs incurred	–	(20,381)
Net cash (used in) provided by financing activities	(6,034,341)	5,571,119

Net (decrease) increase in cash and restricted cash	(236,650)	218,616
Cash and restricted cash, beginning of year	355,057	136,441
Cash and restricted cash, end of year	$118,407	$355,057

Supplemental Cash Flow Information:
Taxes paid during the year	$572	$642
Interest paid during the year	$1,560,644	$1,584,508
Operating leases paid during the year	$52,571	$50,096

Supplemental Information – Noncash Information: Dividend declared and payable	$1,159,061	$1,158,717
Establishment of right-of-use asset and operating lease liability	$135,270	$–
Loan holdback relating to mortgage receivable	$15,000	$–

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management will base the use of estimates on (a) a preset number of assumptions that consider past experience, (b) future projections, and (c) general financial market conditions. Actual amounts could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and short term commercial loans.

The Company maintains its cash with two major financial institutions. Accounts at the financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000.

Credit risks associated with short term commercial loans the Company makes to small businesses and related interest receivable are described in Note 4.

Allowance for Loan Loss

The Company reviews each loan on a quarterly basis and evaluates the borrower’s ability to pay the monthly interest, the borrower’s likelihood of executing the original exit strategy, as well as the loan-to-value (LTV) ratio. Based on the analysis, management determines if any provisions for impairment of loans should be made and whether any loan loss reserves are required. At December 31, 2019 and 2018, no loan impairments exist and there are no provisions for impairment of loans included in operations for the years then ended.

Income Taxes

The Company follows Accounting Standards Codification (“ASC”) 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740”), which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2019 and 2018, the Company has no material uncertain tax positions to be accounted for in the financial statements. The Company recognizes interest and penalties related to uncertain tax positions, if any, as part of income tax expense.

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

Deferred financing costs in connection with the Company’s Amended and Restated Credit and Security Agreement, as amended (the “Amended and Restated Credit Agreement”), with Webster Business Credit Corporation (“Webster”) and Flushing Bank (“Flushing”) which established the Company’s credit line (the “Webster Credit Line”), as discussed in Note 5, are presented as an asset in the balance sheet, in accordance with ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line of Credit Arrangements”. These costs are being amortized over the term of the respective agreement, using the straight-line method.

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

The numerator in calculating both basic and diluted EPS for each year is the reported net income. The denominator is based on the following weighted average number of common shares:

	Years ended December 31,
	2019	2018
Basic weighted average common shares outstanding	9,658,147	8,792,207
Incremental shares for assumed exercise of options and warrants	1,138	6,837
Diluted weighted average common shares outstanding	9,659,285	8,799,044

42,124 and 46,425 vested options and warrants were not included in the diluted EPS calculation for the years ended December 31, 2019 and 2018, respectively, because their effect would have been anti-dilutive.

Stock-Based Compensation

The Company measured and recognized compensation awards for all stock option grants made to employees and directors, based on their fair value in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”), which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. The cost will be recognized over the service period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 718 and ASC 505-50, “Equity-Based Payment to Non-Employees”. All transactions with non-employees in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more appropriately measurable.

Fair Value of Financial Instruments

For the line of credit, as well as interest bearing commercial loans held by the Company, the carrying amount approximates fair value due to the relative short-term nature of such instruments. The Company determines the fair value of its senior secured notes using market prices which currently approximate their carrying amount.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, “Leases (Topic 842),” which amends the existing accounting standards for leases. This ASU requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet for the obligation to make payments for all leases, with the exception of those leases with a term of 12 months or less. This ASU also requires expanded disclosures regarding leasing arrangements. The Company adopted the ASU effective January 1, 2019, and concluded that the adoption did not have a material impact on its consolidated financial statements.

In May 2019, the FASB issued ASU 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief.” This ASU allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” The Company plans to adopt both ASU 2016-13 and ASU 2019-05 effective January 1, 2020. The Company believes that the adoption of this guidance will not have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU modifies ASC 740 to remove certain exceptions and also add guidance to reduce complexity in certain areas. For companies that file with the Securities and Exchange Commission, the standard is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted but requires simultaneous adoption of all provisions of the new standard. The Company believes that the adoption of this guidance will not have a material impact on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

3.	Cash - Restricted

Restricted cash mainly represents collections received, pending check clearance, from the Company’s commercial loans and is primarily dedicated to the reduction of the Company’s Webster Credit Line established pursuant to the Amended and Restated Credit Agreement (see Note 5).

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

For the years ended December 31, 2019 and 2018, the total amounts of $48,053,965 and $51,859,000, respectively, have been lent, offset by collections received from borrowers, under the commercial loans in the amount of $49,420,078 and $42,146,873, respectively. The face amounts of the loans the Company originated in the past seven years have ranged from a minimum of $30,000 to a maximum of $2,500,000. The Company’s board of directors established a policy limiting the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $3 million. The Company’s loans typically have a maximum initial term of 12 months and bear interest at a fixed rate of 9% to 14% per year. In addition, the Company usually receives origination fees, or “points,” ranging from 0% to 2% of the original principal amount of the loan as well as other fees relating to underwriting, funding and managing the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser), and in the case of construction financing, up to 80% of construction costs.

At December 31, 2019, the Company was committed to $5,072,035 in construction loans that can be drawn by the borrowers when certain conditions are met.

At December 31, 2019 and 2018, no one entity has loans outstanding representing more than 10% of the total balance of the loans outstanding.

The Company generally grants loans for a term of one year. When a performing loan reaches its maturity and the borrower requests an extension, the Company may extend the term of the loan beyond one year. Prior to granting an extension of any loan, the Company reevaluates the underlying collateral.

Credit Risk

Credit risk profile based on loan activity as of December 31, 2019 and 2018:

Performing loans	Developers- Residential	Developers- Commercial	Developers- Mixed Use	Total outstanding loans
December 31, 2019	$48,395,014	$1,975,000	$3,115,000	$53,485,014
December 31, 2018	$47,301,127	$3,660,000	$3,875,000	$54,836,127

At December 31, 2019, the Company’s loans receivable consisted of loans in the amount of $360,000, $1,960,000, $3,190,000 and $11,877,515, originally due in 2016, 2017, 2018 and 2019, respectively. At December 31, 2018, the Company’s loans receivable consisted of loans in the amount of $2,060,000, $4,470,000 and $8,837,000, originally due in 2016, 2017 and 2018, respectively. In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans.

Subsequent to the balance sheet date, $10,643,515 of the loans receivable at December 31, 2019 were paid off, including $3,697,515 originally due in or before 2019.

5.	Line of Credit and Loans

Line of Credit

The Company maintains the Webster Credit Line which currently provides it with a credit line of $32.5 million in the aggregate secured by assignments of mortgages and other collateral. The Webster Credit Line contains various covenants and restrictions including, among other covenants and restrictions, limiting the amount that the Company can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans the Company makes to its customers, limiting the Company’s ability to pay dividends under certain circumstances, and limiting the Company’s ability to repurchase its common shares, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates. In addition, the Webster Credit Line contains a cross default provision which will deem any default under any indebtedness owed by us or our subsidiary, MBC Funding, as a default under the credit line.

Effective July 11, 2018, the Company entered into a Waiver and Amendment No. 1 to the Amended and Restated Credit Agreement (“Amendment No. 1”) with Webster, Flushing and Mr. Assaf Ran, the Company’s President and Chief Executive Officer, as guarantor. In conjunction with the execution of Amendment No. 1, the Company also entered into an Amended and Restated Revolving Credit Note in the principal aggregate amount of $10,000,000 with Flushing (the “Amended Flushing Note”) and a Second Amended and Restated Fee Letter with Webster and Flushing, each dated July 11, 2018. Pursuant to the terms of Amendment No. 1, the Company’s existing Webster Credit Line was increased by $5 million to $25 million in the aggregate. In addition, the interest rates relating to Webster Credit Line were amended such that the interest rates now equal (i) LIBOR plus a premium, which rate aggregated approximately 5.76%, including a 0.5% agency fee, as of December 31, 2019, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.25% plus a 0.5% agency fee, as chosen by the Company for each drawdown. Amendment No. 1 also permits the Company to repurchase, redeem or otherwise retire its equity securities in an amount not to exceed ten percent of our annual net income from the prior fiscal year. In addition, Mr. Ran has provided a personal guaranty to the Webster Credit Line, which shall not exceed the sum of $500,000 plus any costs relating to the enforcement of the personal guaranty. Furthermore, on December 31, 2019, the Company entered into Amendment No. 2 to the Amended and Restated Credit and Security Agreement with Webster and Flushing to amend certain required fixed charge coverage requirements.

The costs to establish and amend the Webster Credit Line are being amortized over the term of the respective agreement, using the straight-line method. The amortization costs for the years ended December 31, 2019 and 2018 were $19,403 and $23,609, respectively.

The Company was in compliance with all covenants of the Webster Credit Line, as amended, as of December 31, 2019. At December 31, 2019, the outstanding amount under the Amended and Restated Credit Agreement was $15,232,993. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% agency fee, for December 31, 2019 was approximately 5.76%.

On February 25, 2020, the Company entered into Amendment No. 3 to the Amended and Restated Credit and Security Agreement (“Amendment No. 3”) with Webster, Flushing, Mizrahi Tefahot Bank Ltd (“Mizrahi”), and Mr. Ran, as guarantor. In conjunction with the execution of Amendment No. 3, the Company also entered into an Amended and Restated Revolving Credit Note in the principal aggregate amount of $7,500,000 with Mizrahi and a Third Amended and Restated Fee Letter with Webster, each dated February 25, 2020. Pursuant to the terms of Amendment No. 3, the Company’s existing Webster Credit Line was increased by $7.5 million to $32.5 million in the aggregate and the term of the Webster Credit Line was extended to February 28, 2023. Amendment No. 3 also provides that the Company may issue up to $20 million in bonds through its subsidiary, of which not more than $10 million of such notes may be secured by mortgage notes receivable, and provided that the terms and conditions of such bonds are approved by Webster, subject to its reasonable discretion.

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

7.	Stockholders’ Equity

The Company adopted a share buy back program on November 1, 2018 for the repurchase of up to 100,000 shares of the Company’s common stock. The Company purchased an aggregate of 13,112 common shares under this repurchase program, at an aggregate cost of approximately $78,000, before the program expired on October 31, 2019.

8.	Income Taxes

Income tax expense consists of the following:

	2019	2018
Current Taxes:
Federal	$—	$—
State	572	642
Income tax expense	$572	$642

9.	Simple IRA Plan

On October 26, 2000, the board of directors approved a Simple IRA Plan (the “IRA Plan”) for the purpose of attracting and retaining valuable executives. The IRA Plan allows for participation by up to 100 eligible employees of the Company. Under the IRA Plan, eligible employees may contribute a portion of their pre-tax yearly salary, up to the maximum contribution limit for Simple IRA Plans as set forth under the Internal Revenue Code of 1986, as amended, with the Company matching on a dollar-for-dollar basis up to 3% of the employees’ annual pre-tax compensation. These thresholds are subject to change under notice by the trustee for the IRA Plan. The Company is not responsible for any other costs under the IRA Plan. For the years ended December 31, 2019 and 2018 the Company contributed $11,945 and $13,260, respectively, as matching contributions to the IRA Plan.

10.	Stock-Based Compensation

Stock based compensation expense recognized under ASC 718 for each of the years ended December 31, 2019 and 2018 of $13,064 and $13,065, respectively, reflects the amortization of the fair value of 1,000,000 restricted shares granted to the Company’s Chief Executive Officer on September 9, 2011 of $195,968, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value is being amortized over 15 years.

On June 23, 2009, the Company adopted the 2009 Stock Option Plan (the “Plan”), which expired in June2019. The following summarizes stock option activity for the years ended December 31, 2019 and 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	14,000	$2.23	1.00	$10,513
Expired in 2018	(7,000)	1.53
Outstanding at December 31, 2018 (All vested and exercisable)	7,000	$2.92	0.50	$5,034
Exercised in 2019	(7,000)	2.92
Outstanding at December 31, 2019	0	$0.00	0.00	$0

On July 31, 2014, in connection with the Company’s public offering in July 2014, the Company issued warrants to purchase up to 87,719 common shares, with an exercise price of $3.5625 per common share, to the representative of the underwriters of the offering (the “July 2014 Representative Warrants”). These warrants were exercisable at any time, and from time to time, in whole or in part, commencing on July 28, 2015 and were to expire on July 28, 2019. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $42,224. As of December 31, 2019, all of the July 2014 Representative Warrants were exercised or expired.

On May 29, 2015, in connection with the Company’s public offering in May 2015, the Company issued warrants to purchase up to 50,750 common shares, with an exercise price of $5.4875 per common share, to the representative of the underwriters of the offering (the “May 2015 Representative Warrants”). These warrants are exercisable at any time, and from time to time, in whole or in part, commencing on May 22, 2016 and expire on May 22, 2020. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $54,928. At December 31, 2019, May 2015 Representative Warrants to purchase up to 9,650 common shares were outstanding.

On August 15, 2016, in connection with a public offering of the Company’s common stock, the Company issued warrants to purchase up to 33,612 common shares, with an exercise price of $7.4375 per common share, to the representative of the underwriters of the offering (the “August 2016 Representative Warrants”). The warrants are exercisable at any time, and from time to time, in whole or in part, commencing on August 9, 2017 and expire on August 9, 2021. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $47,020. At December 31, 2019, all of the August 2016 Representative Warrants were outstanding.

11.	Public Offering

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

12.	Commitments and Contingencies

Operating Leases

On July 21, 2016, the Company amended its existing lease (the “Lease Amendment”) for its corporate headquarters located at 60 Cutter Mill Road, Great Neck, New York, to extend the term of the lease for an additional five years, through September 30, 2021. Among other things, the Lease Amendment provides for gradual annual rent increases from approximately $3,500 per month during the first year to $3,900 per month during the fifth year of the extension term. In addition, on March 15, 2019, the Company entered into a sixty (60) month equipment rental agreement with a monthly payment of $200.

As a result of the adoption of ASU 2016-02 effective January 1, 2019, the Company recorded a right-of-use asset and corresponding operating lease liability in an aggregate amount of $135,270, not including its share of its variable real estate taxes. The Company used a discount rate of 6.5% which it believes to be its incremental borrowing rate at the time. The adoption did not have a material impact on the Company’s consolidated financial statements.

At December 31, 2019, approximate future minimum lease payments, including mandatory fixed electricity charges, are as follows:

2020	$52,180
2021	39,736
2022	2,400
2023	2,400
2024	600
Total minimum lease payments	97,316
Less: amount representing interest	(6,291)
Present Value of Net Minimum Lease Payments	$91,025

Rent expense, including fixed electricity charges, in the years 2019 and 2018 was approximately $52,000 and $50,000, respectively.

Employment Agreements

In March 1999, we entered into an employment agreement with Mr. Ran, pursuant to which: (i) Mr. Ran’s employment term renews automatically on June 30th of each year for successive one-year periods unless either party gives to the other written notice at least 180 days prior to June 30th of its intention to terminate the agreement; (ii) Mr. Ran receives a current annual base salary of $305,000 and annual bonuses as determined by the Compensation Committee of the board of directors, in its sole and absolute discretion, and is eligible to participate in all executive benefit plans established and maintained by us; and (iii) Mr. Ran agreed to a one-year non-competition period following the termination of his employment.

In October 2019, Mr. Ran voluntarily agreed to forgo his base salary in an aggregate amount of $50,833 for the months of November and December 2019, and therefore Mr. Ran’s annual base compensation for the years 2019 and 2018 were $254,167 and $305,000, respectively. In addition, the Compensation Committee approved an annual bonus of $78,000 to Mr. Ran in 2018.

13.	Subsequent Events

On February 26, 2020, the Company adopted a share buy back program for the repurchase of up to 100,000 shares of the Company’s common stock. The share buy back program does not obligate the Company to purchase any shares and expires in 12 months. As of March 12, 2020, the Company has purchased a total of 18,786 common shares under this share buy back program, at an aggregate cost of approximately $102,000.

