Form 10-Q
period 2020-03-31
MANHATTAN BRIDGE CAPITAL, INC
filed 2020-04-13
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ________________________

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

As of April 13, 2020, the registrant had a total of 9,632,235 shares of Common Stock, $.001 par value per share, outstanding.

MANHATTAN BRIDGE CAPITAL, INC.

Forward Looking Statements

This report contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the words “believe,” “expect,” “intend,” “estimate” and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial condition and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements”), including but not limited to the following: (i) our loan origination activities, revenues and profits are limited by available funds; (ii) we operate in a highly competitive market and competition may limit our ability to originate loans with favorable interest rates; (iii) our Chief Executive Officer is critical to our business and our future success may depend on our ability to retain him; (iv) if we overestimate the yields on our loans or incorrectly value the collateral securing the loan, we may experience losses; (v) we may be subject to “lender liability” claims; (vi) our due diligence may not uncover all of a borrower’s liabilities or other risks to its business; (vii) borrower concentration could lead to significant losses; (viii) we may choose to make distributions in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive and (ix) if the effect of the COVID-19 pandemic on our business is greater than anticipated. The accompanying information contained in this report, including the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” identifies important factors that could cause such differences. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

All references in this Form 10-Q to “Company,” “we,” “us,” or “our” refer to Manhattan Bridge Capital, Inc. and its wholly-owned subsidiary, MBC Funding II Corp., unless the context otherwise indicates.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)	(audited)
Assets
Loans receivable	$56,814,069	$53,485,014
Interest receivable on loans	716,918	675,996
Cash	212,562	118,407
Other assets	73,542	53,218
Operating lease right-of-use asset, net	76,385	87,754
Deferred financing costs	44,135	22,637
Total assets	$57,937,611	$54,443,026
Liabilities and Stockholders’ Equity
Liabilities:
Line of credit	$18,860,213	$15,232,993
Senior secured notes (net of deferred financing costs of $453,642 and $472,413)	5,546,358	5,527,587
Deferred origination fees	454,488	322,119
Accounts payable and accrued expenses	165,286	151,823
Operating lease liability	79,396	91,025
Other liabilities	—	15,000
Dividends payable	—	1,159,061
Total liabilities	25,105,741	22,499,608
Commitments and contingencies
Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common shares - $.001 par value; 25,000,000 shares authorized; 9,882,058 issued; 9,632,235 and 9,658,844 outstanding, respectively	9,882	9,882
Additional paid-in capital	33,147,298	33,144,032
Treasury stock, at cost – 249,823 and 223,214 shares	(750,724)	(619,688)
Retained earnings (accumulated deficit)	425,414	(590,808)
Total stockholders’ equity	32,831,870	31,943,418
Total liabilities and stockholders’ equity	$57,937,611	$54,443,026

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2020	2019

Interest income from loans	$1,473,544	$1,503,085
Origination fees	237,442	284,974
Total revenue	1,710,986	1,788,059
Operating costs and expenses:
Interest and amortization of deferred financing costs	352,442	378,882
Referral fees	542	2,083
General and administrative expenses	344,780	288,737
Total operating costs and expenses	697,764	669,702

Income from operations	1,013,222	1,118,357
Other income	3,000	3,000
Net income	$1,016,222	$1,121,357

Basic and diluted net income per common share outstanding:
—Basic	$0.11	$0.12
—Diluted	$0.11	$0.12

Weighted average number of common shares outstanding:
—Basic	9,652,539	9,655,781
—Diluted	9,652,753	9,658,160

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2020

	Common Stock		Additional Paid-in	Treasury Stock		(Accumulated Deficit) Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Totals
Balance, January 1, 2020	9,882,058	$9,882	$33,144,032	223,214	$(619,688)	$(590,808)	$31,943,418
Non cash compensation			3,266				3,266
Purchase of treasury shares				26,609	(131,036)		(131,036)
Net income						1,016,222	1,016,222
Balance, March 31, 2020	9,882,058	$9,882	$33,147,298	249,823	$(750,724)	$425,414	$32,831,870

FOR THE THREE MONTHS ENDED MARCH 31, 2019

	Common Stock		Additional Paid-in	Treasury Stock		(Accumulated Deficit) Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Totals
Balance, January 1, 2019	9,874,191	$9,874	$33,110,536	218,214	$(590,234)	$(448,801)	$32,081,375
Exercise of stock options	7,000	7	20,433				20,440
Non cash compensation			3,266				3,266
Purchase of treasury shares				1,000	(5,644)		(5,644)
Net income						1,121,357	1,121,357
Balance, March 31, 2019	9,881,191	$9,881	$33,134,235	219,214	$(595,878)	$672,556	$33,220,794

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$1,016,222	$1,121,357
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	24,375	23,622
Adjustment to operating lease right-of-use asset and liability	(261)	—
Depreciation	283	431
Non cash compensation expense	3,266	3,266
Changes in operating assets and liabilities:
Interest receivable on loans	(40,922)	14,355
Other assets	(19,683)	(14,659)
Accounts payable and accrued expenses	13,463	(40,238)
Deferred origination fees	132,369	17,406
Net cash provided by operating activities	1,129,112	1,125,540

Cash flows from investing activities:
Issuance of short term loans	(16,082,435)	(13,325,965)
Collections received from loans	12,753,380	13,368,898
Release of loan holdback relating to mortgage receivable	(15,000)	—
Purchase of fixed assets	(923)	—
Net cash (used in) provided by investing activities	(3,344,978)	42,933

Cash flows from financing activities:
Proceeds from (repayment of) line of credit, net	3,627,220	(204,986)
Dividend paid	(1,159,061)	(1,158,717)
Purchase of treasury shares	(131,036)	(5,645)
Deferred financing costs incurred	(27,102)	—
Proceeds from exercise of stock options	—	20,440
Net cash provided by (used in) financing activities	2,310,021	(1,348,908)

Net increase (decrease) in cash	94,155	(180,435)
Cash, beginning of period	118,407	355,057
Cash, end of period	$212,562	$174,622

Supplemental Cash Flow Information:
Interest paid during the period	$328,871	$370,621
Operating leases paid during the period	$13,604	$12,425

Supplemental Information – Noncash Information:
Establishment of right-of-use asset and operating lease liability	$—	$135,270

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

1. THE COMPANY

The accompanying unaudited consolidated financial statements of Manhattan Bridge Capital, Inc. (“MBC”), a New York corporation founded in 1989, and its consolidated subsidiary, MBC Funding II Corp. (“MBC Funding II”), a New York corporation formed in December 2015 (collectively referred to herein as the “Company”) have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2019 and the notes thereto included in the Company’s Annual Report on Form 10-K. Results of consolidated operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year.

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

The Company presents deferred financing costs, excluding those incurred in connection with its line of credit, in the balance sheet as a direct reduction from the related debt liability rather than an asset, in accordance with Accounting Standards Update (“ASU”) 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” These costs, incurred in connection with the issuance of the Company’s senior secured notes, are being amortized over ten years, using the straight-line method, as the difference between use of the effective interest method is not material.

Deferred financing costs in connection with the Company’s Amended and Restated Credit and Security Agreement, as amended (the “Amended and Restated Credit Agreement”), with Webster Business Credit Corporation (“Webster”), Flushing Bank (“Flushing”) and Mizrahi Tefahot Bank Ltd (“Mizrahi”), which established the Company’s credit line (the “Webster Credit Line”), as discussed in Note 4, are presented as an asset in the consolidated balance sheet, in accordance with ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line of Credit Arrangements.” These costs are being amortized over the term of the agreement, using the straight-line method.

2. RECENT TECHNICAL ACCOUNTING PRONOUNCEMENTS

In May 2019, the Financial Accounting Standards Board (the “FASB”) issued ASU 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief.” This ASU allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” The Company adopted both ASU 2016-13 and ASU 2019-05 effective January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU modifies Accounting Standards Codification (“ASC”) 740 to remove certain exceptions and also add guidance to reduce complexity in certain areas. For companies that file with the Securities and Exchange Commission, the standard is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted but requires simultaneous adoption of all provisions of the new standard. The Company believes that the adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (“ASC 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. The amendments in the ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

At March 31, 2020, the Company was committed to $7,161,600 in construction loans that can be drawn by the borrowers when certain conditions are met.

At March 31, 2020, no one entity has loans outstanding representing more than 10% of the total balance of the loans outstanding.

The Company generally grants loans for a term of one year. When a performing loan reaches its maturity and the borrower requests an extension, the Company may extend the term of the loan beyond one year. Prior to granting an extension of any loan, the Company reevaluates the underlying collateral.

Credit Risk

Credit risk profile based on loan activity as of March 31, 2020 and December 31, 2019:

Performing loans	Developers- Residential	Developers- Commercial	Developers- Mixed Used	Total outstanding loans
March 31, 2020	$53,699,207	$1,714,862	$1,400,000	$56,814,069
December 31, 2019	$48,395,014	$1,975,000	$3,115,000	$53,485,014

At March 31, 2020, the Company’s loans receivable consisted of loans in the amount of $360,000, $1,575,000, $2,290,000 and $8,459,863, originally due in 2016, 2017, 2018 and 2019, respectively. In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans. Accordingly, at March 31, 2020, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof.

Subsequent to the balance sheet date, approximately $946,000 of the loans receivable at March 31, 2020 were paid off.

4. LINE OF CREDIT

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

Effective July 11, 2018, the Company entered into a Waiver and Amendment No. 1 to the Amended and Restated Credit Agreement (“Amendment No. 1”) with Webster, Flushing and Mr. Assaf Ran, the Company’s President and Chief Executive Officer, as guarantor. Pursuant to the terms of Amendment No. 1, the Company’s existing Webster Credit Line was increased by $5 million to $25 million in the aggregate. In addition, the interest rates relating to the Webster Credit Line were amended such that the interest rates now equal (i) LIBOR plus a premium, which rate aggregated approximately 4.99%, including a 0.5% agency fee, as of March 31, 2020, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.25% plus a 0.5% agency fee, as chosen by the Company for each drawdown. Amendment No. 1 also permits the Company to repurchase, redeem or otherwise retire its equity securities in an amount not to exceed ten percent of our annual net income from the prior fiscal year. In addition, Mr. Ran has provided a personal guaranty to the Webster Credit Line, which shall not exceed the sum of $500,000 plus any costs relating to the enforcement of the personal guaranty. Furthermore, on December 31, 2019, the Company entered into Amendment No. 2 to the Amended and Restated Credit and Security Agreement with Webster and Flushing to amend certain required fixed charge coverage requirements.

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

The costs to establish and amend the Webster Credit Line are being amortized over the term of the respective agreement, using the straight-line method. The amortization costs for the three month periods ended March 31, 2020 and 2019 were $5,604 and $4,851, respectively.

The Company was in compliance with all covenants of the Webster Credit Line, as amended, as of March 31, 2020. At March 31, 2020, the outstanding amount under the Amended Credit Agreement was $18,860,213. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% Agency Fee, at March 31, 2020 was 4.99%.

5. SENIOR SECURED NOTES

On April 25, 2016, in an initial public offering, MBC Funding issued 6% senior secured notes, due April 22, 2026 (the “Notes”) in the aggregate principal amount of $6,000,000 under the Indenture, dated April 25, 2016, among MBC Funding, as Issuer, the Company, as Guarantor, and Worldwide Stock Transfer LLC, as Indenture Trustee (the “Indenture”). The Notes, having a principal amount of $1,000 each, are listed on the NYSE American and trade under the symbol “LOAN/26.” Interest accrues on the Notes commencing on May 16, 2016. The accrued interest is payable monthly in cash, in arrears, on the 15th day of each calendar month commencing June 2016.

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

6. STOCKHOLDERS’ EQUITY

The Company adopted a share buy back program on February 26, 2020 for the repurchase of up to 100,000 shares of the Company’s common stock in the next twelve months. The Company has purchased an aggregate of 26,609 common shares under this repurchase program, at an aggregate cost of approximately $131,000, as of March 31, 2020.

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

The denominator is based on the following weighted average number of common shares:

	Three Months Ended March 31,
	2020	2019
Basic weighted average common shares outstanding	9,652,539	9,655,781
Incremental shares for assumed exercise of warrants	214	2,379
Diluted weighted average common shares outstanding	9,652,753	9,658,160

Vested warrants to purchase 43,048 and 43,883 common shares were not included in the diluted earnings per share calculation for the three month periods ended March 31, 2020 and 2019, respectively, because their effect would have been anti-dilutive.

8.  STOCK – BASED COMPENSATION

Stock based compensation expense recognized under ASC 718, “Compensation – Stock Compensation,” for each of the three month periods ended March 31, 2020 and 2019 of $3,266 represents the amortization of the fair value of 1,000,000 restricted shares granted to the Company’s Chief Executive Officer on September 9, 2011 of $195,968, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value is being amortized over 15 years.

On May 29, 2015, in connection with the Company’s public offering in May 2015, the Company issued warrants to purchase up to 50,750 common shares, with an exercise price of $5.4875 per common share, to the representative of the underwriters of the offering (the “May 2015 Representative Warrants”). These warrants are exercisable at any time, and from time to time, in whole or in part, commencing on May 22, 2016 and expire on May 22, 2020. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $54,928. At March 31, 2020, May 2015 Representative Warrants to purchase up to 9,650 common shares were outstanding.

On August 15, 2016, in connection with a public offering of the Company’s common stock, the Company issued warrants to purchase up to 33,612 common shares, with an exercise price of $7.4375 per common share, to the representative of the underwriters of the offering (the “August 2016 Representative Warrants”). The warrants are exercisable at any time, and from time to time, in whole or in part, commencing on August 9, 2017 and expire on August 9, 2021. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $47,020. At March 31, 2020 all of the August 2016 Representative Warrants were outstanding.

9. SUBSEQUENT EVENTS

As a result of the COVID-19 pandemic, the Company may experience difficulties collecting monthly interest on time from its borrowers, property values may decline and certain of our originated loans may need to be extended. Since the onset of the COVID-19 pandemic, the Company has continued to originate loans as well as continued to service its existing loans, though the Company has observed lower demands for new loans. The Company has also held discussions with its borrowers and they have expressed their general concern about the uncertain economic condition. The Company believes that it’s premature to determine the magnitude of the impact at this point. While the Company is not able to estimate the impact of the COVID-19 pandemic at this time, the pandemic could materially effect the Company’s financial and operational results.

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

Since commencing this business in 2007, we have made approximately 870 loans and never foreclosed on a property. We currently manage approximately 130 loans. In addition, none of our loans have ever gone into default although sometimes we have renewed or extended our loans to enable the borrower to avoid premature sale or refinancing of the property. When we renew or extend a loan we receive additional “points” and other fees.

Our primary business objective is to grow our loan portfolio while protecting and preserving capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term through dividends. We intend to achieve this objective by continuing to selectively originate loans and carefully manage our portfolio of first mortgage real estate loans in a manner designed to generate attractive risk-adjusted returns across a variety of market conditions and economic cycles. We believe that the demand for relatively small loans secured by residential and commercial real estate held for investment around the New York metropolitan market remains relatively strong, but weakened due to the COVID-19 pandemic, and that traditional lenders, including banks and other financial institutions, that usually address this market are unable to satisfy this demand. This demand/supply imbalance has created an opportunity for non-bank “hard money” real estate lenders like us to selectively originate high-quality first mortgage loans and this condition should persist for a number of years. However, we have observed more intense competition in our industry from both small and large lenders, which has resulted in more liquidity in the real estate markets in the geographic areas in which we operate. We also believe that certain of our competitors will not survive the COVID-19 pandemic.

In addition, we have been carefully monitoring the COVID-19 pandemic and its impact on our business. In that regard, we have continued to originate loans as well as continued to service our existing loans, though we have observed lower demands for new loans. In addition, we may experience difficulties collecting the monthly interest on time, property values may decline and certain of our originated loans may need to be extended. We have also held discussions with our borrowers and they have expressed their general concern about the uncertain economic condition, yet we believe that it’s premature to determine the magnitude of the impact at this point.

We expect the significance of the COVID-19 pandemic, including the extent of its effect on our financial and operational results, to be dictated by, among other things, its duration, the success of efforts to contain it and the impact of actions taken in response. For instance, recent government action to provide substantial financial support to businesses could provide helpful mitigation for us and certain of our borrowers; its ultimate impact, however, is not yet clear. While we are not able at this time to estimate the impact of the COVID-19 pandemic on our financial and operational results, it could be material.

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

For the three month periods ended March 31, 2020 and 2019, the total amounts of $16,082,435 and $13,325,965, respectively, have been lent, offset by collections received from borrowers under our commercial loans in the amounts of $12,753,380 and $13,368,898, respectively.

At March 31, 2020, we were committed to $7,161,600 in construction loans that can be drawn by our borrowers when certain conditions are met.

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

Results of Operations

Three months ended March 31, 2020 compared to three months ended March 31, 2019

Total revenue

Total revenues for the three months ended March 31, 2020 were approximately $1,711,000 compared to approximately $1,788,000 for the three months ended March 31, 2019, a decrease of $77,000, or 4.3%. The decrease in revenue was primarily attributable to lower interest rates and origination points charged on loans due to market conditions and intense competition from other lenders. For the three months ended March 31, 2020, approximately $1,474,000 of our revenue represents interest income on secured commercial loans that we offer to small businesses, compared to approximately $1,503,000 for the same period in 2019, and approximately $237,000 and $285,000, respectively, represent origination fees on such loans. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for the three months ended March 31, 2020 were approximately $352,000 compared to approximately $379,000 for the three months ended March 31, 2019, a decrease of $27,000, or 7.1%. The decrease in interest and amortization of deferred financing costs was primarily attributable to decreased interest expense due to lower LIBOR rates (See Note 4 to the financial statements included elsewhere in this quarterly report).

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2020 were approximately $345,000 compared to approximately $289,000 for the three months ended March 31, 2019, an increase of $56,000, or 19.4%. The increase is primarily attributable to increases in payroll and advertising expenses and in compensation to members of our board of directors, as well as a special bonus paid to our Chief Financial Officer in 2020, offset by a decrease in legal fees.

Net income

Net income for the three months ended March 31, 2020 was approximately $1,016,000 compared to approximately $1,121,000 for the three months ended March 31, 2019, a decrease of $105,000, or 9.4%. This decrease is primarily attributable to the decrease in revenue and the increase in general and administrative expenses, offset by the decrease in interest expense.

Liquidity and Capital Resources

At March 31, 2020, we had cash of approximately $213,000 compared to cash of approximately $118,000 at December 31, 2019.

For the three months ended March 31, 2020, net cash provided by operating activities was approximately $1,129,000, compared to approximately $1,126,000 for the three months ended March 31, 2019. The increase in net cash provided by operating activities primarily resulted from the increase in deferred origination fees, offset by the decrease in net income.

For the three months ended March 31, 2020, net cash used in investing activities was approximately $3,345,000, compared to net cash provided by investing activities of approximately $43,000 for the three months ended March 31, 2019. Net cash used in investing activities for the three months ended March 31, 2020 mainly consisted of the issuance of commercial loans of approximately $16,082,000 and the release of loan holdback of $15,000, offset by the collection of our commercial loans of approximately $12,753,000. Net cash provided by investing activities for the three months ended March 31, 2019 consisted of the collection of our commercial loans of approximately $13,369,000, offset by the issuance of commercial loans of approximately $13,326,000.

For the three months ended March 31, 2020, net cash provided by financing activities was approximately $2,310,000, compared to approximately $1,349,000 of net cash used in financing activities for the three months ended March 31, 2019. Net cash provided by financing activities for the three months ended March 31, 2020 reflects the net proceeds from the Webster Credit Line of an aggregate of approximately $3,627,000, offset by a dividend payment of approximately $1,159,000, the purchase of treasury shares of approximately $131,000 and deferred financing costs of approximately $27,000. Net cash used in financing activities for the three months ended March 31, 2019 reflects a dividend payment of approximately $1,159,000, the net repayment of the Webster Credit Line of an aggregate of approximately $205,000 and the purchase of treasury shares of approximately $6,000, offset by proceeds from the exercise of options of approximately $20,000.

We maintain the Webster Credit Line which currently provides us with a credit line of $32.5 million in the aggregate secured by assignments of mortgages and other collateral. On August 8, 2017, we entered into the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement established the Webster Credit Line.

Effective July 11, 2018, we entered into a Waiver and Amendment No. 1 to the Amended and Restated Credit Agreement (“Amendment No. 1”) with Webster, Flushing and Mr. Ran, as guarantor. In conjunction with the execution of Amendment No. 1, we also entered into an Amended and Restated Revolving Credit Note in the principal aggregate amount of $10,000,000 with Flushing (the “Amended Flushing Note”) and a Second Amended and Restated Fee Letter with Webster and Flushing, each dated July 11, 2018. Pursuant to the terms of Amendment No. 1, the Company’s existing Webster Credit Line was increased by $5 million to $25 million in the aggregate. In addition, the interest rates relating to Webster Credit Line were amended such that the interest rates now equal (i) LIBOR plus a premium, which rate aggregated approximately 4.99%, including a 0.5% agency fee, as of March 31, 2020, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.25% plus a 0.5% agency fee, as chosen by the Company for each drawdown. Amendment II also permits the Company to repurchase, redeem or otherwise retire its equity securities in an amount not to exceed ten percent of our annual net income from the prior fiscal year. In addition, Mr. Ran has provided a personal guaranty to the Webster Credit Line, which shall not exceed the sum of $500,000 plus any costs relating to the enforcement of the personal guaranty. Furthermore, on December 31, 2019, we entered into Amendment No. 2 to the Amended and Restated Credit and Security Agreement (“Amendment No. 2”) with Webster and Flushing to amend certain required fixed charge coverage requirements.

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

We were in compliance with all covenants of the Webster Credit Line, as amended, as of March 31, 2020. At March 31, 2020, the outstanding amount under the Amended and Restated Credit Agreement was $18,860,213. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% agency fee, at March 31, 2020 was approximately 4.99%.

On February 26, 2020, our Board of Directors authorized a share buy back program, pursuant to which we may, from time to time, purchase up to 100,000 of our common shares. This program does not obligate the Company to purchase any shares and expires on February 25, 2021. The authorization for the program is able to be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time. As of March 31, 2020, the Company has purchased a total of 26,609 common shares pursuant to the share buy back program, at an aggregate cost of approximately $131,000.

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

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A. RISK FACTORS

Other than the addition of the text below, there have been no material changes from risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K. See the discussion of the Company’s risk factors under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The COVID-19 pandemic may adversely affect our business.

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally including in the United States. As a result of the COVID-19 pandemic, we may experience difficulties collecting the monthly interest on time, property values may decline and certain of our originated loans may need to be extended. We have also held discussions with our borrowers and they have expressed their general concern about the uncertain economic condition. We believe that it’s premature to determine the magnitude of the impact at this point.

The extent to which the coronavirus impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. We expect the significance of the COVID-19 pandemic, including the extent of its effect on our financial and operational results, to be dictated by, among other things, its duration, the success of efforts to contain it and the impact of actions taken in response. For instance, recent government action to provide substantial financial support to businesses could provide helpful mitigation for us and certain of our borrowers; its ultimate impact, however, is not yet clear. While we are not able at this time to estimate the impact of the COVID-19 pandemic on our financial and operational results, it could be material.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 26, 2020, our Board of Directors authorized a share buy back program, pursuant to which we may, from time to time, purchase up to 100,000 of our common shares. This program does not obligate the Company to purchase any shares and expires on February 25, 2021. The authorization for the program is able to be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time.

As set forth in the table below, during the quarter ended March 31, 2020, the Company repurchased 26,609 shares of the Company’s common shares pursuant to the stock buy-back program at an aggregate cost of $131,036.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2020	0	$—	0	100,000
February 1-29, 2020	6,892	$5.66	6,892	93,108
March 1-31, 2020	19,717	$4.67	19,717	73,391
Total	26,609	$4.92	26,609	73,391

Item 6. EXHIBITS

Exhibit No.	Description
31.1	Chief Executive Officer Certification under Rule 13a-14
31.2	Chief Financial Officer Certification under Rule 13a-14
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Schema Document
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Manhattan Bridge Capital, Inc. (Registrant)

Date: April 13, 2020	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: April 13, 2020	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

