Form 10-Q
period 2020-06-30
MANHATTAN BRIDGE CAPITAL, INC
filed 2020-07-23
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to  ______________________

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

As of July 23, 2020, the Issuer had a total of 9,626,845 common shares, $.001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)	(audited)
Assets
Loans receivable	$55,857,217	$53,485,014
Interest receivable on loans	770,628	675,996
Cash	194,026	118,407
Other assets	118,909	53,218
Operating lease right-of-use asset, net	64,506	87,754
Deferred financing costs	37,026	22,637
Total assets	$57,042,312	$54,443,026

Liabilities and Stockholders’ Equity
Liabilities:
Line of credit	$18,076,228	$15,232,993
Senior secured notes (net of deferred financing costs of $434,870 and $472,413)	5,565,130	5,527,587
Deferred origination fees	361,632	322,119
Accounts payable and accrued expenses	119,808	151,823
Operating lease liability	67,577	91,025
Other liabilities	—	15,000
Dividends payable	—	1,159,061
Total liabilities	24,190,375	22,499,608
Commitments and contingencies
Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common shares - $.001 par value; 25,000,000 shares authorized; 9,882,058 issued; 9,626,845 and 9,658,844 outstanding, respectively	9,882	9,882
Additional paid-in capital	33,150,564	33,144,032
Treasury stock, at cost – 255,213 and 223,214 shares	(771,559)	(619,688)
Retained earnings (accumulated deficit)	463,050	(590,808)
Total stockholders’ equity	32,851,937	31,943,418
Total liabilities and stockholders’ equity	$57,042,312	$54,443,026

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income from loans	$1,490,395	$1,487,117	$2,963,940	$2,990,202
Origination fees	250,791	292,253	488,233	577,227
Total revenue	1,741,186	1,779,370	3,452,173	3,567,429

Operating costs and expenses:
Interest and amortization of debt service costs	326,247	387,511	678,689	766,393
Referral fees	1,386	625	1,928	2,708
General and administrative expenses	318,726	309,619	663,507	598,356
Total operating costs and expenses	646,359	697,755	1,344,124	1,367,457
Income from operations	1,094,827	1,081,615	2,108,049	2,199,972
Other income	3,000	3,000	6,000	6,000
Income before income tax expense	1,097,827	1,084,615	2,114,049	2,205,972
Income tax expense	(645)	(572)	(645)	(572)
Net income	$1,097,182	$1,084,043	$2,113,404	$2,205,400

Basic and diluted net income per common share outstanding:
—Basic	$0.11	$0.11	$0.22	$0.23
—Diluted	$0.11	$0.11	$0.22	$0.23

Weighted average number of common shares outstanding:
—Basic	9,628,405	9,659,317	9,640,146	9,657,557
—Diluted	9,628,405	9,661,620	9,640,146	9,659,897

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2020

	Common Shares		Additional Paid in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Totals
Balance, April 1, 2020	9,882,058	$9,882	$33,147,298	249,823	$(750,724)	$425,414	$32,831,870
Purchase of treasury shares				5,390	(20,835)		(20,835)
Non - cash compensation			3,266				3,266
Dividends paid						(1,059,546)	(1,059,546)
Net income						1,097,182	1,097,182
Balance, June 30, 2020	9,882,058	$9,882	$33,150,564	255,213	$(771,559)	$463,050	$32,851,937

FOR THE THREE MONTHS ENDED JUNE 30, 2019

	Common Shares		Additional Paid in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Totals
Balance, April 1, 2019	9,881,191	$9,881	$33,134,235	219,214	$(595,878)	$672,556	$33,220,794
Purchase of treasury shares				4,000	(23,810)		(23,810)
Non - cash compensation			3,266				3,266
Dividends paid						(1,159,438)	(1,159,438)
Net income						1,084,043	1,084,043
Balance, June 30, 2019	9,881,191	$9,881	$33,137,501	223,214	$(619,688)	$597,161	$33,124,855

FOR THE SIX MONTHS ENDED JUNE 30, 2020

	Common Shares		Additional Paid in	Treasury Stock		Accumulated Deficit (Retained
	Shares	Amount	Capital	Shares	Cost	Earnings)	Totals
Balance, January 1, 2020	9,882,058	$9,882	$33,144,032	223,214	$(619,688)	$(590,808)	$31,943,418
Non - cash compensation			6,532				6,532
Purchase of treasury shares				31,999	(151,871)		(151,871)
Dividends paid						(1,059,546)	(1,059,546)
Net income						2,113,404	2,113,404
Balance, June 30, 2020	9,882,058	$9,882	$33,150,564	255,213	$(771,559)	$463,050	$32,851,937

FOR THE SIX MONTHS ENDED JUNE 30, 2019

	Common Shares		Additional Paid in	Treasury Stock		Accumulated Deficit (Retained
	Shares	Amount	Capital	Shares	Cost	Earnings)	Totals
Balance, January 1, 2019	9,874,191	$9,874	$33,110,536	218,214	$(590,234)	$(448,801)	$32,081,375
Exercise of options	7,000	7	20,433				20,440
Purchase of treasury shares				5,000	(29,454)		(29,454)
Non – cash compensation			6,532				6,532
Dividends paid						(1,159,438)	(1,159,438)
Net income						2,205,400	2,205,400
Balance, June 30, 2019	9,881,191	$9,881	$33,137,501	223,214	$(619,688)	$597,161	$33,124,855

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$2,113,404	$2,205,400
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	50,256	47,244
Adjustment to operating lease right-of-use asset and liability	(200)	—
Depreciation	548	815
Non-cash compensation expense	6,532	6,532
Changes in operating assets and liabilities:
Interest receivable on loans	(124,303)	(76,123)
Other assets	(65,316)	(55,243)
Accounts payable and accrued expenses	(32,015)	(60,927)
Deferred origination fees	39,513	(8,233)
Net cash provided by operating activities	1,988,419	2,059,465

Cash flows from investing activities:
Issuance of short term loans	(21,798,160)	(24,697,965)
Collections received from loans	19,455,628	23,622,125
Release of loan holdback relating to mortgage receivable	(15,000)	—
Purchase of fixed assets	(923)	—
Net cash used in investing activities	(2,358,455)	(1,075,840)

Cash flows from financing activities:
Proceeds from line of credit, net	2,843,235	1,115,656
Dividends paid	(2,218,607)	(2,318,155)
Purchase of treasury shares	(151,871)	(29,454)
Deferred financing costs incurred	(27,102)	—
Proceeds from exercise of stock options	—	20,440
Net cash provided by (used in) financing activities	445,655	(1,211,513)

Net increase (decrease) in cash	75,619	(227,888)
Cash, beginning of period	118,407	355,057
Cash, end of period	$194,026	$127,169

Supplemental Cash Flow Information:
Taxes paid during the period	$645	$572
Interest paid during the period	$650,130	$733,160
Operating leases paid during the period	$27,227	$25,584

Supplemental Information – Noncash Information:
Establishment of right-of-use asset and operating lease liability	$—	$135,270
Interest receivable converted to loans receivable in connection with forbearance agreements	$29,671	$—

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020

1.	THE COMPANY

The accompanying unaudited consolidated financial statements of Manhattan Bridge Capital, Inc. (“MBC”), a New York corporation founded in 1989, and its consolidated subsidiary, MBC Funding II Corp. (“MBC Funding”), a New York corporation formed in December 2015 (collectively referred to herein as the “Company”) have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2019 and the notes thereto included in the Company’s Annual Report on Form 10-K. Results of consolidated operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year.

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

The consolidated financial statements include the accounts of MBC and MBC Funding. All significant intercompany balances and transactions have been eliminated in consolidation.

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

In May 2019, the Financial Accounting Standards Board (the “FASB”) issued ASU 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief”, which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of an allowance for credit losses. This ASU also allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” The Company adopted both ASU 2016-13 and ASU 2019-05 effective January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

At June 30, 2020, the Company was committed to $6,580,875 in construction loans that can be drawn by the borrowers when certain conditions are met.

At June 30, 2020, no one entity has loans outstanding representing more than 10% of the total balance of the loans outstanding.

The Company generally grants loans for a term of one year. When a performing loan reaches its maturity and the borrower requests an extension, the Company may extend the term of the loan beyond one year. Prior to granting an extension of any loan, the Company reevaluates the underlying collateral.

Credit Risk

Credit risk profile based on loan activity as of June 30, 2020 and December 31, 2019:

Performing loans	Developers- Residential	Developers- Commercial	Developers- Mixed Used	Total outstanding loans
June 30, 2020	$52,318,354	$1,714,863	$1,824,000	$55,857,217
December 31, 2019	$48,395,014	$1,975,000	$3,115,000	$53,485,014

At June 30, 2020, the Company’s loans receivable consisted of loans in the amount of $367,500, $1,594,463, $2,405,000 and $7,998,071, originally due in 2016, 2017, 2018 and 2019, respectively. During the second quarter of 2020, the Company agreed to grant forbearances in an aggregate amount of approximately $30,000 to two of its long term borrowers deferring certain interest payments to the scheduled payoff date, due to the COVID-19 pandemic. With the exception of these two borrowers, in all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans. Accordingly, at June 30, 2020, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof.

Subsequent to the balance sheet date, approximately $400,000 of the loans receivable at June 30, 2020 were paid off.

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

Effective July 11, 2018, the Company entered into a Waiver and Amendment No. 1 to the Amended and Restated Credit Agreement (“Amendment No. 1”) with Webster, Flushing and Mr. Assaf Ran, the Company’s President and Chief Executive Officer, as guarantor. Pursuant to the terms of Amendment No. 1, the Company’s existing Webster Credit Line was increased by $5 million to $25 million in the aggregate. In addition, the interest rates relating to the Webster Credit Line were amended such that the interest rates now equal (i) LIBOR plus a premium, which rate aggregated approximately 4.16%, including a 0.5% agency fee, as of June 30, 2020, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.25% plus a 0.5% agency fee, as chosen by the Company for each drawdown. Amendment No. 1 also permits the Company to repurchase, redeem or otherwise retire its equity securities in an amount not to exceed ten percent of our annual net income from the prior fiscal year. In addition, Mr. Ran has provided a personal guaranty to the Webster Credit Line, which shall not exceed the sum of $500,000 plus any costs relating to the enforcement of the personal guaranty. Furthermore, on December 31, 2019, the Company entered into Amendment No. 2 to the Amended and Restated Credit and Security Agreement with Webster and Flushing to amend certain required fixed charge coverage requirements.

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

The costs to establish and amend the Webster Credit Line are being amortized over the term of the respective agreement, using the straight-line method. The amortization costs for the six month periods ended June 30, 2020 and 2019 were $12,713 and $9,702, respectively.

The Company was in compliance with all covenants of the Webster Credit Line, as amended, as of June 30, 2020. At June 30, 2020, the outstanding amount under the Amended Credit Agreement was $18,076,228. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% Agency Fee, at June 30, 2020 was 4.16%.

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

MBC Funding may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the Noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium; provided that (i) if the Notes are redeemed on or after April 22, 2019 but prior to April 22, 2020, the redemption price will be 103% of the principal amount of the Notes redeemed and (ii) if the Notes are redeemed on or after April 22, 2020 but prior to April 22, 2021, the redemption price will be 101.5% of the principal amount of the Notes redeemed plus, in either case, the accrued but unpaid interest on the Notes redeemed up to, but not including, the date of redemption. No Notes were redeemed prior to April 22, 2020.

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

The Company adopted a share buy back program on February 26, 2020 for the repurchase of up to 100,000 of the Company’s common shares in the next twelve months. The Company has purchased an aggregate of 31,999 common shares under this repurchase program, at an aggregate cost of approximately $152,000, as of June 30, 2020.

7.	EARNINGS PER SHARE OF COMMON SHARES

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

The denominator is based on the following weighted average number of common shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic weighted average common shares outstanding	9,628,405	9,659,317	9,640,146	9,657,557
Incremental shares for assumed exercise of warrants	—	2,303	—	2,340
Diluted weighted average common shares outstanding	9,628,405	9,661,620	9,640,146	9,659,897

For each of the three and six months ended June 30, 2020, vested warrants to purchase 33,612 common shares were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive. For the three and six months ended June 30, 2019, 43,959 and 43,922 vested stock options and warrants were not included in the diluted earnings per share calculation, respectively, because their effect would have been anti-dilutive.

8.	SHARE – BASED COMPENSATION

Stock based compensation expense recognized under ASC 718, “Compensation – Stock Compensation,” for each of the six month periods ended June 30, 2020 and 2019 of $6,532 represents the amortization of the fair value of 1,000,000 restricted shares granted to the Company’s Chief Executive Officer on September 9, 2011 of $195,968, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value is being amortized over 15 years.

On August 15, 2016, in connection with a public offering of the Company’s common shares, the Company issued warrants to purchase up to 33,612 common shares, with an exercise price of $7.4375 per common share, to the representative of the underwriters of the offering (the “August 2016 Representative Warrants”). The warrants are exercisable at any time, and from time to time, in whole or in part, commencing on August 9, 2017 and expire on August 9, 2021. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $47,020. At June 30, 2020 all of the August 2016 Representative Warrants were outstanding.

9.	COVID-19

As a result of the COVID-19 pandemic, the Company may experience difficulties collecting monthly interest on time from its borrowers, property values may decline and certain of its originated loans may need to be extended. For example, two of our long term borrowers requested forbearance agreements, due to the impact of the COVID-19 pandemic, deferring two to three months of interest payments to the scheduled payoff date, and we agreed to accommodate the request. Since the onset of the COVID-19 pandemic, the Company has continued to originate loans as well as continued to service its existing loans, though the Company has observed lower demand for new loans. The Company has also held discussions with its borrowers and they have expressed their general concern about the uncertain economic condition, though these concerns have been partially alleviated due to lowered interest rates. To date, the Company has not been materially impacted by the COVID-19 pandemic and will continue to closely monitor the impact of the COVID-19 pandemic on all aspects of its business. If the COVID-19 pandemic worsens in the geographic areas in which the Company operates, the pandemic could materially affect its financial and operational results.

10.	SUBSEQUENT EVENT

In accordance with the board approved dividend declared on May 7, 2020, a cash dividend of $0.10 per share in an aggregate amount of $962,685 was paid on July 15, 2020 to all shareholders of record on July 10, 2020.

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

Since commencing this business in 2007, we have made approximately 890 loans and never foreclosed on a property. We currently manage approximately 130 loans. In addition, none of our loans have ever gone into default although sometimes we have renewed or extended our loans to enable the borrower to avoid premature sale or refinancing of the property. When we renew or extend a loan we receive additional “points” and other fees.

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

Since the onset of the COVID-19 pandemic, we have continued to originate loans as well as continued to service our existing loans, though we have observed lower demand for new loans. In addition, we may experience difficulties collecting the monthly interest on time, property values may decline and certain of our originated loans may need to be extended, though to date we have not experienced many borrowers requiring such accommodations. In that regard, two of our long term borrowers requested forbearance agreements, due to the impact of the COVID-19 pandemic, deferring two to three months of interest payments to the scheduled payoff date, and we agreed to accommodate the request. We have also held discussions with our borrowers and they have expressed their general concern about the uncertain economic condition, yet we believe that it’s premature to determine the magnitude of the impact at this point.

We expect the significance of the COVID-19 pandemic, including the extent of its effect on our financial and operational results, to be dictated by, among other things, its duration, the success of efforts to contain it and the impact of actions taken in response. For instance, recent government action to provide substantial financial support to businesses has provided helpful mitigation for us and certain of our borrowers; its ultimate impact, however, is not yet clear. While we are not able at this time to estimate the future impact of the COVID-19 pandemic on our financial and operational results, it could be material.

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

A principal source of new transactions has been repeat business from prior customers and their referral of new business. We also receive leads for new business from banks, brokers and from a limited amount of advertising. Finally, our Chief Executive Officer also spends a significant portion of his time on new business development. We rely on our own employees, independent legal counsel, and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions. Outside appraisers are used to assist us in evaluating the worth of collateral, when deemed necessary by management. We also use construction inspectors.

For the six months ended June 30, 2020 and 2019, the total amounts of $21,798,160 and $24,697,965, respectively, have been lent, offset by collections received from borrowers, under our commercial loans of $19,455,628 and $23,622,125, respectively.

At June 30, 2020, we were committed to $6,580,875 in construction loans that can be drawn by the borrowers when certain conditions are met.

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

Results of Operations

Three months ended June 30, 2020 compared to three months ended June 30, 2019

Revenue

Total revenues for the three months ended June 30, 2020 were approximately $1,741,000 compared to approximately $1,779,000 for the three months ended June 30, 2019, a decrease of $38,000, or 2.1%. The decrease in revenue was primarily attributable to lower interest rates and origination points charged on loans due to market conditions and intense competition from other lenders, as well as lower demand for new loans resulting from the COVID-19 pandemic. For the three months ended June 30, 2020 and 2019, approximately $1,490,000 and $1,487,000, respectively, of our revenues were attributable to interest income on secured commercial loans that we offer to small businesses, and approximately $251,000 and $292,000, respectively, of our revenues were attributable to origination fees on such loans. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of debt service costs

Interest and amortization of debt service costs for the three months ended June 30, 2020 were approximately $326,000 compared to approximately $388,000 for the three months ended June 30, 2019, a decrease of $62,000, or 16.0%. The decrease was primarily attributable to decreased interest expense due to lower LIBOR rates (See Note 4 to the financial statements included elsewhere in this quarterly report).

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2020 were approximately $319,000 compared to approximately $310,000 for the three months ended June 30, 2019, an increase of $9,000, or 2.9%. The increase is primarily attributable to increases in legal fees as well as in payroll and bank expenses, partially offset by decreases in appraisal, advertising, travel and meal expenses.

Net income

Net income for the three months ended June 30, 2020 was approximately $1,097,000 compared to approximately $1,084,000 for the three months ended June 30, 2019, an increase of $13,000, or 1.2%. The increase is primarily attributable to the decrease in interest expense, offset by the decrease in revenue.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

Revenue

Total revenues for the six months ended June 30, 2020 were approximately $3,452,000 compared to approximately $3,567,000 for the six months ended June 30, 2019, a decrease of $115,000, or 3.2%. The decrease in revenue was primarily attributable to lower interest rates and origination points charged on loans due to market conditions and intense competition from other lenders, as well as lower demand for new loans resulting from the COVID-19 pandemic. For the six months ended June 30, 2020 and 2019, revenues of approximately $2,964,000 and $2,990,000, respectively, were attributable to interest income on secured commercial loans that we offer to small businesses, and approximately $488,000 and $577,000, respectively, were attributable to origination fees on such loans. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of debt service costs

Interest and amortization of debt service costs for the six months ended June 30, 2020 were approximately $679,000 compared to approximately $766,000 for the six months ended June 30, 2019, a decrease of $87,000, or 11.4%. The decrease was primarily attributable to decreased interest expense due to lower LIBOR rates (See Note 4 to the financial statements included elsewhere in this quarterly report).

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2020 were approximately $664,000 compared to approximately $598,000 for the six months ended June 30, 2019, an increase of $66,000, or 11.0%. The increase is primarily attributable to increases in legal fees, in payroll and bank expenses and in compensation to members of our board of directors, as well as a special bonus paid to our Chief Financial Officer in the first quarter of 2020.

Net income

Net income for the six months ended June 30, 2020 was approximately $2,113,000 compared to approximately $2,205,000 for the six months ended June 30, 2019, a decrease of $92,000, or 4.2%. This decrease is primarily attributable to the decrease in revenue and the increase in general and administrative expenses, offset by the decrease in interest expense.

Liquidity and Capital Resources

At June 30, 2020, we had cash of approximately $194,000 compared to cash of approximately $118,000 at December 31, 2019.

For the six months ended June 30, 2020, net cash provided by operating activities was approximately $1,988,000, compared to approximately $2,059,000 for the six months ended June 30, 2019. The decrease in net cash provided by operating activities primarily resulted from a decrease in net income as well as increases in interest receivable on loans and in other assets.

For the six months ended June 30, 2020, net cash used in investing activities was approximately $2,358,000, compared to approximately $1,076,000 for the six months ended June 30, 2019. Net cash used in investing activities for the six months ended June 30, 2020 mainly consisted of the issuance of commercial loans of approximately $21,798,000 and the release of loan holdback of $15,000, offset by collection of our commercial loans of approximately $19,456,000. In the period ended June 30, 2019, net cash used in investing activities consisted of the issuance of commercial loans of approximately $24,698,000, offset by collection of our commercial loans of approximately $23,622,000.

For the six months ended June 30, 2020, net cash provided by financing activities was approximately $446,000, compared to net cash used in financing activities of approximately $1,212,000 for the six months ended June 30, 2019. Net cash provided by financing activities for the six months ended June 30, 2020 reflects the net proceeds from the Webster Credit Line of an aggregate of approximately $2,843,000, offset by the dividend payments of approximately $2,219,000, the purchase of treasury shares of approximately $152,000 and deferred financing costs of approximately $27,000. Net cash used in financing activities for the six months ended June 30, 2019 reflects the dividend payments of approximately $2,318,000 and the purchase of treasury shares of approximately $29,000, offset by the net proceeds from the Webster Credit Line of an aggregate of approximately $1,116,000 and the proceeds from the exercise of options of approximately $20,000.

We maintain the Webster Credit Line which currently provides us with a credit line of $32.5 million in the aggregate secured by assignments of mortgages and other collateral. On August 8, 2017, we entered into the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement established the Webster Credit Line.

Effective July 11, 2018, we entered into a Waiver and Amendment No. 1 to the Amended and Restated Credit Agreement (“Amendment No. 1”) with Webster, Flushing and Mr. Ran, as guarantor. In conjunction with the execution of Amendment No. 1, we also entered into an Amended and Restated Revolving Credit Note in the principal aggregate amount of $10,000,000 with Flushing (the “Amended Flushing Note”) and a Second Amended and Restated Fee Letter with Webster and Flushing, each dated July 11, 2018. Pursuant to the terms of Amendment No. 1, the Company’s existing Webster Credit Line was increased by $5 million to $25 million in the aggregate. In addition, the interest rates relating to Webster Credit Line were amended such that the interest rates now equal (i) LIBOR plus a premium, which rate aggregated approximately 4.16%, including a 0.5% agency fee, as of June 30, 2020, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.25% plus a 0.5% agency fee, as chosen by the Company for each drawdown. Amendment No. 1 also permits the Company to repurchase, redeem or otherwise retire its equity securities in an amount not to exceed ten percent of our annual net income from the prior fiscal year. In addition, Mr. Ran has provided a personal guaranty to the Webster Credit Line, which shall not exceed the sum of $500,000 plus any costs relating to the enforcement of the personal guaranty. Furthermore, on December 31, 2019, we entered into Amendment No. 2 to the Amended and Restated Credit and Security Agreement (“Amendment No. 2”) with Webster and Flushing to amend certain required fixed charge coverage requirements.

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

We were in compliance with all covenants of the Webster Credit Line, as amended, as of June 30, 2020. At June 30, 2020, the outstanding amount under the Amended and Restated Credit Agreement was $18,076,228. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% agency fee, at June 30, 2020 was approximately 4.16%.

On February 26, 2020, our Board of Directors authorized a share buy back program, pursuant to which we may, from time to time, purchase up to 100,000 of our common shares. This program does not obligate the Company to purchase any shares and expires on February 25, 2021. The authorization for the program is able to be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time. As of June 30, 2020, the Company has purchased a total of 31,999 common shares pursuant to the share buy back program, at an aggregate cost of approximately $152,000.

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

As a result of the COVID-19 pandemic, we have experienced a slow down in the deployment of capital and lower demand for new loans. In addition, two of our long-term borrowers requested forbearance agreements, due to the impact of the COVID-19 pandemic, deferring two to three months of interest payments to the scheduled payoff date, and we agreed to accommodate the request. However, to date, we have not been materially impacted by the COVID-19 pandemic and have not experienced any material disruptions in our business operations. We will continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business. If the COVID-19 pandemic worsens in the New York area in which we operate, the pandemic could materially affect our financial and operational results.

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

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally including in the United States. As a result of the COVID-19 pandemic, we have experienced a slow down in the deployment of capital and lower demand for new loans. In addition, two of our long term borrowers requested forbearance agreements, due to the impact of the COVID-19 pandemic, deferring two to three months of interest payments to the scheduled payoff date, and we agreed to accommodate the request. To date, we have not been materially impacted by the COVID-19 pandemic, but we will continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business. If the COVID-19 pandemic worsens in the New York area in which we operate, the pandemic could materially affect our financial and operational results.

The extent to which the coronavirus impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. While the New York area in which we primarily operate has begun to roll back its “stay-at-home” orders and reopen certain businesses, the current outlook remains uncertain and it is possible the spread of COVID-19 may re-emerge in the New York area. We expect the significance of the COVID-19 pandemic, including the extent of its effect on our financial and operational results, to be dictated by, among other things, its duration, the success of efforts to contain it and the impact of actions taken in response. For instance, recent government action to provide substantial financial support to businesses could provide helpful mitigation for us and certain of our borrowers; its ultimate impact, however, is not yet clear. While we are not able at this time to estimate the future impact of the COVID-19 pandemic on our financial and operational results, it could be material.

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

As set forth in the table below, during the quarter ended June 30, 2020, the Company repurchased 5,390 shares of the Company’s common shares under the stock buy-back program at an aggregate cost of $20,835.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2020	2,500	$3.93	2,500	70,891
May 1-31, 2020	2,890	$3.81	2,890	68,001
June 1-30, 2020	0	$—	0	68,001
Total	5,390	$3.87	5,390	68,001

Item 6. EXHIBITS

Exhibit No.	Description
31.1	Chief Executive Officer Certification under Rule 13a-14
31.2	Chief Financial Officer Certification under Rule 13a-14
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Schema Document
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Manhattan Bridge Capital, Inc. (Registrant)

Date: July 23, 2020	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: July 23, 2020	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

