Form 10-Q
period 2020-09-30
MANHATTAN BRIDGE CAPITAL, INC
filed 2020-10-20
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________________ to ______________________________

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

As of October 20, 2020, the registrant had a total of 9,619,945 common shares, $.001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)	(audited)

Assets
Loans receivable	$57,883,068	$53,485,014
Interest receivable on loans	809,975	675,996
Cash	156,715	118,407
Other assets	88,554	53,218
Operating lease right-of-use asset, net	52,627	87,754
Deferred financing costs	29,917	22,637
Total assets	$59,020,856	$54,443,026

Liabilities and Stockholders’ Equity
Liabilities:
Line of credit	$19,779,851	$15,232,993
Senior secured notes (net of deferred financing costs of $416,099 and $472,413, respectively)	5,583,901	5,527,587
Deferred origination fees	452,914	322,119
Accounts payable and accrued expenses	132,582	151,823
Operating lease liability	55,566	91,025
Other liabilities	—	15,000
Dividends payable	—	1,159,061
Total liabilities	26,004,814	22,499,608

Commitments and contingencies
Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common shares - $.001 par value; 25,000,000 shares authorized; 9,882,058 issued; 9,619,945 and 9,658,844 outstanding, respectively	9,882	9,882
Additional paid-in capital	33,153,830	33,144,032
Treasury stock, at cost – 262,113 and 223,214 shares	(798,939)	(619,688)
Retained earnings (accumulated deficit)	651,269	(590,808)
Total stockholders’ equity	33,016,042	31,943,418

Total liabilities and stockholders’ equity	$59,020,856	$54,443,026

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income from loans	$1,521,474	$1,618,735	$4,485,414	$4,608,936
Origination fees	264,878	298,222	753,111	875,449
Total revenue	1,786,352	1,916,957	5,238,525	5,484,385

Operating costs and expenses:
Interest and amortization of debt service costs	337,901	454,307	1,016,590	1,220,700
Referral fees	1,641	861	3,569	3,569
General and administrative expenses	305,407	314,820	968,914	913,175
Total operating costs and expenses	644,949	769,988	1,989,073	2,137,444
Income from operations	1,141,403	1,146,969	3,249,452	3,346,941
Other income	9,500	3,000	15,500	9,000
Income before income tax expense	1,150,903	1,149,969	3,264,952	3,355,941
Income tax expense	—	—	(645)	(572)
Net income	$1,150,903	$1,149,969	$3,264,307	$3,355,369

Basic and diluted net income per common share outstanding:
—Basic	$0.12	$0.12	$0.34	$0.35
—Diluted	$0.12	$0.12	$0.34	$0.35

Weighted average number of common shares outstanding
—Basic	9,625,140	9,658,608	9,635,107	9,657,911
—Diluted	9,625,140	9,659,764	9,635,107	9,659,012

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

	Common Shares		Additional Paid in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Totals
Balance, July 1, 2020	9,882,058	$9,882	$33,150,564	255,213	$(771,559)	$463,050	$32,851,937
Purchase of treasury shares				6,900	(27,380)		(27,380)
Non - cash compensation			3,266				3,266
Dividends paid						(962,684)	(962,684)
Net income						1,150,903	1,150,903
Balance, September 30, 2020	9,882,058	$9,882	$33,153,830	262,113	$(798,939)	$651,269	$33,016,042

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

	Common Shares		Additional Paid in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Totals
Balance, July 1, 2019	9,881,191	$9,881	$33,137,501	223,214	$(619,688)	$597,161	$33,124,855
Exercise of warrants	867	1	(1)				0
Non-cash compensation			3,266				3,266
Dividends paid						(1,158,957)	(1,158,957)
Net income						1,149,969	1,149,969
Balance, September 30, 2019	9,882,058	$9,882	$33,140,766	223,214	$(619,688)	$588,173	$33,119,133

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

	Common Shares		Additional Paid in	Treasury Stock		Accumulated Deficit (Retained
	Shares	Amount	Capital	Shares	Cost	Earnings)	Totals
Balance, January 1, 2020	9,882,058	$9,882	$33,144,032	223,214	$(619,688)	$(590,808)	$31,943,418
Non-cash compensation			9,798				9,798
Purchase of treasury shares				38,899	(179,251)		(179,251)
Dividends paid						(2,022,230)	(2,022,230)
Net income						3,264,307	3,264,307
Balance, September 30, 2020	9,882,058	$9,882	$33,153,830	262,113	$(798,939)	$651,269	$33,016,042

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

	Common Shares		Additional Paid in	Treasury Stock		Accumulated Deficit (Retained
	Shares	Amount	Capital	Shares	Cost	Earnings)	Totals
Balance, January 1, 2019	9,874,191	$9,874	$33,110,536	218,214	$(590,234)	$(448,801)	$32,081,375
Exercise of options and warrants	7,867	8	20,432				20,440
Purchase of treasury shares				5,000	(29,454)		(29,454)
Non-cash compensation			9,798				9,798
Dividends paid						(2,318,395)	(2,318,395)
Net income						3,355,369	3,355,369
Balance, September 30, 2019	9,882,058	$9,882	$33,140,766	223,214	$(619,688)	$588,173	$33,119,133

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months
	Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$3,264,307	$3,355,369
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	76,136	70,867
Adjustment to operating lease right-of-use asset and liability	(333)	—
Depreciation	744	1,157
Non-cash compensation expense	9,798	9,798
Changes in operating assets and liabilities:
Interest receivable on loans	(163,650)	(167,194)
Other assets	(35,156)	(26,209)
Accounts payable and accrued expenses	(19,241)	(19,134)
Deferred origination fees	130,795	(461)
Net cash provided by operating activities	3,263,400	3,224,193

Cash flows from investing activities:
Issuance of short term loans	(35,410,076)	(38,246,965)
Collections received from loans	31,041,693	33,375,420
Release of loan holdback relating to mortgage receivable	(15,000)	—
Purchase of fixed assets	(923)	—
Net cash used in investing activities	(4,384,306)	(4,871,545)

Cash flows from financing activities:
Proceeds from line of credit, net	4,546,858	5,241,895
Dividends paid	(3,181,291)	(3,477,112)
Purchase of treasury shares	(179,251)	(29,454)
Deferred financing costs incurred	(27,102)	—
Proceeds from exercise of stock options	—	20,440
Net cash provided by financing activities	1,159,214	1,755,769

Net increase in cash	38,308	108,417
Cash, beginning of period	118,407	355,057
Cash, end of period	$156,715	$463,474

Supplemental Cash Flow Information:
Taxes paid during the period	$645	$572
Interest paid during the period	$954,622	$1,144,425
Operating leases paid during the period	$40,973	$39,628

Non-cash Investing Activities:
Establishment of right-of-use asset and operating lease liability	$—	$135,270
Interest receivable converted to loans receivable in connection with forbearance agreements	$29,671	$—
Loan holdback relating to mortgage receivable	$—	$15,000

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

2. RECENT TECHNICAL ACCOUNTING PRONOUNCEMENTS

In May 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief,” which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of an allowance for credit losses. This ASU also allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” The Company adopted both ASU 2016-13 and ASU 2019-05 effective January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. The amendments in the ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

At September 30, 2020, the Company was committed to $5,191,959 in construction loans that can be drawn by the borrowers when certain conditions are met.

At September 30, 2020, no one entity has loans outstanding representing more than 10% of the total balance of the loans outstanding.

The Company generally grants loans for a term of one year. When a performing loan reaches its maturity and the borrower requests an extension, the Company may extend the term of the loan beyond one year. Prior to granting an extension of any loan, the Company reevaluates the underlying collateral.

Credit Risk

Credit risk profile based on loan activity as of September 30, 2020 and December 31, 2019:

Performing loans	Developers- Residential	Developers- Commercial	Developers- Mixed Used	Total outstanding loans
September 30, 2020	$54,494,205	$1,564,863	$1,824,000	$57,883,068
December 31, 2019	$48,395,014	$1,975,000	$3,115,000	$53,485,014

At September 30, 2020, the Company’s loans receivable consisted of loans in the amount of $367,500, $1,594,463, $1,520,000 and $5,883,071, originally due in 2016, 2017, 2018 and 2019, respectively. During the second quarter of 2020, the Company agreed to grant forbearances, due to the COVID-19 pandemic, in an aggregate amount of approximately $30,000 to two of its long term borrowers deferring two to three months of interest payments to the scheduled payoff date. Since the date of the forbearance agreements, such borrowers have paid monthly interest.

In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans. Accordingly, at September 30, 2020, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof.

Subsequent to the balance sheet date, $2,534,425 of the loans receivable at September 30, 2020 were paid off, including $1,005,000 originally due on or before September 30, 2020.

4. LINE OF CREDIT

The Company has executed an Amended and Restated Credit and Security Agreement, as amended (the “Amended and Restated Credit Agreement”), with Webster Business Credit Corporation (“Webster”), Flushing Bank (“Flushing”) and Mizrahi Tefahot Bank Ltd (“Mizrahi”), which established the Company’s credit line (the “Webster Credit Line”). Currently, the Webster Credit Line provides the Company with a credit line of $32.5 million in the aggregate, secured by assignments of mortgages and other collateral. The Webster Credit Line contains various covenants and restrictions including, among other covenants and restrictions, limiting the amount that the Company can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans the Company makes to its customers, limiting the Company’s ability to pay dividends under certain circumstances, and limiting the Company’s ability to repurchase its common shares, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates. In addition, the Webster Credit Line contains a cross default provision which will deem any default under any indebtedness owed by us or our subsidiary, MBC Funding, as a default under the credit line.

Effective July 11, 2018, the Company entered into a Waiver and Amendment No. 1 to the Amended and Restated Credit Agreement (“Amendment No. 1”) with Webster, Flushing and Mr. Assaf Ran, the Company’s President and Chief Executive Officer, as guarantor. Pursuant to the terms of Amendment No. 1, the Company’s existing Webster Credit Line was increased by $5 million to $25 million in the aggregate. In addition, the interest rates relating to the Webster Credit Line were amended such that the interest rates now equal (i) LIBOR plus a premium, which rate aggregated approximately 4.15%, including a 0.5% agency fee, as of September 30, 2020, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.25% plus a 0.5% agency fee, as chosen by the Company for each drawdown. Amendment No. 1 also permits the Company to repurchase, redeem or otherwise retire its equity securities in an amount not to exceed ten percent of our annual net income from the prior fiscal year. In addition, Mr. Ran has provided a personal guaranty to the Webster Credit Line, which shall not exceed the sum of $500,000 plus any costs relating to the enforcement of the personal guaranty. Furthermore, on December 31, 2019, the Company entered into Amendment No. 2 to the Amended and Restated Credit and Security Agreement with Webster and Flushing to amend certain required fixed charge coverage requirements.

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

The costs to establish and amend the Webster Credit Line are being amortized over the term of the respective agreement, using the straight-line method. The amortization costs for the nine months ended September 30, 2020 and 2019 were $19,822 and $14,552, respectively.

The Company was in compliance with all covenants of the Webster Credit Line, as amended, as of September 30, 2020. At September 30, 2020, the outstanding amount under the Amended Credit Agreement was $19,779,851. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% Agency Fee, at September 30, 2020 was approximately 4.15%.

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

6. STOCKHOLDERS’ EQUITY

The Company adopted a share buy back program on February 26, 2020 for the repurchase of up to 100,000 of the Company’s common shares in the next twelve months. The Company has purchased an aggregate of 38,899 common shares under this repurchase program, at an aggregate cost of approximately $179,000, as of September 30, 2020.

7. EARNINGS PER SHARE OF COMMON SHARE

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

The denominator is based on the following weighted average number of common shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic weighted average common shares outstanding	9,625,140	9,658,608	9,635,107	9,657,911
Incremental shares for assumed exercise of warrants	—	1,156	—	1,101
Diluted weighted average common shares outstanding	9,625,140	9,659,764	9,635,107	9,659,012

For each of the three and nine months ended September 30, 2020, vested warrants to purchase 33,612 common shares were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive. For the three and nine months ended September 30, 2019, 42,106 and 42,161, exercisable warrants were not included in the diluted earnings per share calculation, respectively, because their effect would have been anti-dilutive.

8. STOCK–BASED COMPENSATION

Stock based compensation expense recognized under ASC 718, “Compensation-Stock Compensation,” for each of the nine months ended September 30, 2020 and 2019 of $9,798 represents the amortization of the fair value of 1,000,000 restricted shares granted to the Company’s Chief Executive Officer on September 9, 2011 of $195,968, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value is being amortized over 15 years.

On August 15, 2016, in connection with a public offering of the Company’s common shares, the Company issued warrants to purchase up to 33,612 common shares, with an exercise price of $7.4375 per common share, to the representative of the underwriters of the offering (the “August 2016 Representative Warrants”). The warrants are exercisable at any time, and from time to time, in whole or in part, commencing on August 9, 2017 and expire on August 9, 2021. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $47,020. At September 30, 2020 all of the August 2016 Representative Warrants were outstanding.

9. COVID-19

As a result of the COVID-19 pandemic, the Company may experience difficulties collecting monthly interest on time from its borrowers, property values may decline and certain of its originated loans may need to be extended. For example, during the second quarter of 2020, two of our long term borrowers requested forbearance agreements, due to the impact of the COVID-19 pandemic, deferring two to three months of interest payments to the scheduled payoff date, and we agreed to accommodate the request. Since the date of the forbearance agreements, such borrowers have paid monthly interest. Since the onset of the COVID-19 pandemic, the Company has continued to originate loans as well as continued to service its existing loans, though the Company has observed lower demand for new loans. The Company has also held discussions with its borrowers and they have expressed their general concern about the uncertain economic condition, though these concerns have been partially alleviated due to lowered interest rates. To date, the Company has not been materially impacted by the COVID-19 pandemic and will continue to closely monitor the impact of the COVID-19 pandemic on all aspects of its business. If the COVID-19 pandemic worsens in the geographic areas in which the Company operates, the pandemic could materially affect its financial and operational results.

10. SUBSEQUENT EVENT

In accordance with the dividend declared by the Company’s Board of Directors on July 30, 2020, a cash dividend of $0.10 per share in an aggregate amount of $961,995 was paid on October 15, 2020 to all shareholders of record on October 9, 2020.

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

Since commencing this business in 2007, we have made approximately 910 loans and never foreclosed on a property. We currently manage approximately 130 loans. In addition, none of our loans have ever gone into default although sometimes we have renewed or extended our loans to enable the borrower to avoid premature sale or refinancing of the property. When we renew or extend a loan, we generally receive additional “points” and other fees.

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

Since the onset of the COVID-19 pandemic, we have continued to originate loans as well as continued to service our existing loans, though we have observed lower demand for new loans. In addition, we may experience difficulties collecting the monthly interest on time, property values may decline and certain of our originated loans may need to be extended, though to date we have not experienced many borrowers requiring such accommodations. In that regard, during the second quarter of 2020, two of our long term borrowers requested forbearance agreements, due to the impact of the COVID-19 pandemic, deferring two to three months of interest payments to the scheduled payoff date, and we agreed to accommodate the request. Since the date of the forbearance agreements, such borrowers have paid monthly interest. We have also held discussions with our borrowers and they have expressed their general concern about the uncertain economic condition, yet we believe that it’s premature to determine the magnitude of the impact at this point.

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

For the nine months ended September 30, 2020 and 2019, the total amounts of $35,410,076 and $38,246,965, respectively, have been lent, offset by collections received from borrowers, under our commercial loans in the amount of $31,041,693 and $33,375,420, respectively.

At September 30, 2020, we were committed to $5,191,959 in construction loans that can be drawn by the borrowers when certain conditions are met.

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

Results of Operations

Three months ended September 30, 2020 compared to three months ended September 30, 2019

Revenue

Total revenues for the three months ended September 30, 2020 were approximately $1,786,000 compared to approximately $1,917,000 for the three months ended September 30, 2019, a decrease of $131,000 or 6.8%. The decrease in revenue was primarily attributable to lower interest rates and origination fees charged on loans due to market conditions and intense competition from other lenders, as well as lower demand for new loans resulting from the COVID-19 pandemic. For the three months ended September 30, 2020 and 2019, approximately $1,521,000 and $1,619,000, respectively, of our revenues were attributable to interest income on secured commercial loans that we offer to small businesses, and approximately $265,000 and $298,000, respectively, of our revenues were attributable to origination fees on such loans. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of debt service costs

Interest and amortization of debt service costs for the three months ended September 30, 2020 were approximately $338,000 compared to approximately $454,000 for the three months ended September 30, 2019, a decrease of $116,000, or 25.6%. The decrease was primarily attributable to decreased interest expense due to lower LIBOR rates (See Note 4 to the consolidated financial statements included elsewhere in this quarterly report).

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2020 were approximately $305,000 compared to approximately $315,000 for the three months ended September 30, 2019, a decrease of $10,000, or 3.2%. The decrease is primarily attributable to decreases in travel expenses and in legal fees, partially offset by an increase in payroll expense.

Net income

Net income for the three months ended September 30, 2020 was approximately $1,151,000 compared to approximately $1,150,000 for the three months ended September 30, 2019.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

Revenue

Total revenues for the nine months ended September 30, 2020 were approximately $5,239,000 compared to approximately $5,484,000 for the nine months ended September 30, 2019, a decrease of $245,000, or 4.5%. The decrease in revenue was primarily attributable to lower interest rates and origination fees charged on loans due to market conditions and intense competition from other lenders, as well as lower demand for new loans resulting from the COVID-19 pandemic. For the nine months ended September 30, 2020 and 2019, revenues of approximately $4,485,000 and $4,609,000, respectively, were attributable to interest income on the secured commercial loans that we offer to small businesses, and approximately $753,000 and $875,000, respectively, of our revenues were attributable to origination fees on such loans. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of debt service costs

Interest and amortization of debt service costs for the nine months ended September 30, 2020 were approximately $1,017,000 compared to approximately $1,221,000 for the nine months ended September 30, 2019, a decrease of $204,000, or 16.7%. The decrease was primarily attributable to decreased interest expense due to lower LIBOR rates (See Note 4 to the consolidated financial statements included elsewhere in this quarterly report).

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2020 were approximately $969,000 compared to approximately $913,000 for the nine months ended September 30, 2019, an increase of $56,000, or 6.1%. The increase is primarily attributable to increases in payroll expense, bank fees and compensation to members of our board of directors, as well as a special bonus paid to our Chief Financial Officer in the first quarter of 2020, partially offset by decreases in travel and meal expenses, and decreases in appraisal fees.

Net Income

Net income for the nine months ended September 30, 2020 was approximately $3,264,000 compared to approximately $3,355,000 for the nine months ended September 30, 2019, a decrease of $91,000, or 2.7%. This decrease is primarily attributable to the decrease in revenue, partially offset by the decrease in interest expense.

Liquidity and Capital Resources

At September 30, 2020, we had cash of approximately $157,000 compared to cash of approximately $118,000 at December 31, 2019.

For the nine months ended September 30, 2020, net cash provided by operating activities was approximately $3,263,000, compared to approximately $3,224,000 for the nine months ended September 30, 2019. The increase in net cash provided by operating activities primarily resulted from an increase in deferred origination fees, offset by a decrease in net income.

For the nine months ended September 30, 2020, net cash used in investing activities was approximately $4,384,000, compared to approximately $4,872,000 for the nine months ended September 30, 2019. Net cash used in investing activities for the nine months ended September 30, 2020 mainly consisted of the issuance of commercial loans of approximately $35,410,000, offset by collection of our commercial loans of approximately $31,042,000. In the period ended September 30, 2019, net cash used in investing activities consisted of the issuance of commercial loans of approximately $38,247,000, offset by collection of our commercial loans of approximately $33,375,000.

For the nine months ended September 30, 2020, net cash provided by financing activities was approximately $1,159,000, compared to approximately $1,756,000 for the nine months ended September 30, 2019. Net cash provided by financing activities for the nine months ended September 30, 2020 reflects the net proceeds from the Webster Credit Line of an aggregate of approximately $4,547,000, offset by the dividend payments of approximately $3,181,000, the purchase of treasury shares of approximately $179,000 and deferred financing costs of approximately $27,000. Net cash provided by financing activities for the nine months ended September 30, 2019 reflects the net proceeds from the Webster Credit Line of approximately $5,242,000 and proceeds from the exercise of options of approximately $20,000, offset by the dividend payments of approximately $3,477,000 and the purchase of treasury shares of approximately $29,000.

We maintain the Webster Credit Line which currently provides us with a credit line of $32.5 million in the aggregate secured by assignments of mortgages and other collateral. On August 8, 2017, we entered into the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement established the Webster Credit Line.

Effective July 11, 2018, we entered into a Waiver and Amendment No. 1 to the Amended and Restated Credit Agreement (“Amendment No. 1”) with Webster, Flushing and Mr. Ran, as guarantor. In conjunction with the execution of Amendment No. 1, we also entered into an Amended and Restated Revolving Credit Note in the principal aggregate amount of $10,000,000 with Flushing (the “Amended Flushing Note”) and a Second Amended and Restated Fee Letter with Webster and Flushing, each dated July 11, 2018. Pursuant to the terms of Amendment No. 1, the Company’s existing Webster Credit Line was increased by $5 million to $25 million in the aggregate. In addition, the interest rates relating to Webster Credit Line were amended such that the interest rates now equal (i) LIBOR plus a premium, which rate aggregated approximately 4.15%, including a 0.5% agency fee, as of September 30, 2020, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.25% plus a 0.5% agency fee, as chosen by the Company for each drawdown. Amendment No. 1 also permits the Company to repurchase, redeem or otherwise retire its equity securities in an amount not to exceed ten percent of our annual net income from the prior fiscal year. In addition, Mr. Ran has provided a personal guaranty to the Webster Credit Line, which shall not exceed the sum of $500,000 plus any costs relating to the enforcement of the personal guaranty. Furthermore, on December 31, 2019, we entered into Amendment No. 2 to the Amended and Restated Credit and Security Agreement (“Amendment No. 2”) with Webster and Flushing to amend certain required fixed charge coverage requirements.

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

We were in compliance with all covenants of the Webster Credit Line, as amended, as of September 30, 2020. At September 30, 2020, the outstanding amount under the Amended and Restated Credit Agreement was $19,779,851. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% agency fee, at September 30, 2020 was approximately 4.15%.

On February 26, 2020, our Board of Directors authorized a share buy back program, pursuant to which we may, from time to time, purchase up to 100,000 of our common shares. This program does not obligate the Company to purchase any shares and expires on February 25, 2021. The authorization for the program is able to be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time. As of September 30, 2020, the Company has purchased a total of 38,899 common shares pursuant to the share buy back program, at an aggregate cost of approximately $179,000.

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

As a result of the COVID-19 pandemic, we have experienced a slow down in the deployment of capital and lower demand for new loans. In addition, during the second quarter of 2020, two of our long-term borrowers requested forbearance agreements, due to the impact of the COVID-19 pandemic, deferring two to three months of interest payments to the scheduled payoff date, and we agreed to accommodate the request. Since the date of the forbearance agreements, such borrowers have paid monthly interest. However, to date, we have not been materially impacted by the COVID-19 pandemic and have not experienced any material disruptions in our business operations. We will continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business. If the COVID-19 pandemic worsens in the New York area in which we operate, the pandemic could materially affect our financial and operational results.

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally including in the United States. As a result of the COVID-19 pandemic, we have experienced a slow down in the deployment of capital and lower demand for new loans. In addition, during the second quarter of 2020, two of our long term borrowers requested forbearance agreements, due to the impact of the COVID-19 pandemic, deferring two to three months of interest payments to the scheduled payoff date, and we agreed to accommodate the request. Since the date of the forbearance agreements, such borrowers have paid monthly interest. To date, we have not been materially impacted by the COVID-19 pandemic, but we will continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business. If the COVID-19 pandemic worsens in the New York area in which we operate, the pandemic could materially affect our financial and operational results.

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

As set forth in the table below, during the quarter ended September 30, 2020, the Company repurchased 6,900 shares of the Company’s common shares under the stock buy-back program at an aggregate cost of $27,380.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2020	0	$—	0	68,001
August 1-31, 2020	0	$—	0	68,001
September 1-30, 2020	6,900	$3.968	6,900	61,101
Total	6,900	$3.968	6,900	61,101

Item 6. EXHIBITS

Exhibit No.	Description
31.1	Chief Executive Officer Certification under Rule 13a-14
31.2	Chief Financial Officer Certification under Rule 13a-14
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Schema Document
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Manhattan Bridge Capital, Inc. (Registrant)

Date: October 20, 2020	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: October 20, 2020	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

