Form 10-K
period 2020-12-31
MANHATTAN BRIDGE CAPITAL, INC
filed 2021-03-11
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the Registrant’s voting and non-voting common shares held by non-affiliates of the Registrant on June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, computed by reference to the closing price for a common share on the Nasdaq Capital Market on such date, was approximately $31,968,467. (For this computation, the Registrant has excluded the market value of all common shares reported as beneficially owned by executive officers and directors of the Registrant and certain other shareholders; such an exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the Registrant.)

As of March 11, 2021, the registrant has a total of 9,619,945 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MANHATTAN BRIDGE CAPITAL, INC.

FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report”) contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the words “believe,” “expect,” “intend,” “estimate” and similar expressions. Those statements appear in a number of places in this Report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial condition and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements”), including but not limited to the following: (i) our loan origination activities, revenues and profits are limited by available funds; (ii) we operate in a highly competitive market and competition may limit our ability to originate loans with favorable interest rates; (iii) our Chief Executive Officer is critical to our business and our future success may depend on our ability to retain him; (iv) if we overestimate the yields on our loans or incorrectly value the collateral securing the loan, we may experience losses; (v) we may be subject to “lender liability” claims; (vi) our due diligence may not uncover all of a borrower’s liabilities or other risks to its business; (vii) borrower concentration could lead to significant losses; (viii) we may choose to make distributions in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive; and (ix) if the effect of the COVID-19 pandemic on our business is greater than anticipated. The accompanying information contained in this Report, including the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, identifies important factors that could cause such differences. These forward-looking statements speak only as of the date of this Report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

Unless the context otherwise requires, all references in this Report to “Manhattan Bridge Capital,” “the Company,” “we,” “us” and “our” refer to Manhattan Bridge Capital, Inc., a New York corporation, and its consolidated subsidiary, MBC Funding II Corp. (“MBC Funding II”), a New York corporation.

PART I

Item 1. Business

General

We are a New York-based real estate finance company that specializes in originating, servicing and managing a portfolio of first mortgage loans. We offer short-term, secured, non-banking loans (sometimes referred to as “hard money” loans), which we may renew or extend on, before or after their initial term expires, to real estate investors to fund their acquisition, renovation, rehabilitation or improvement of properties located in the New York metropolitan area, including New Jersey and Connecticut, and in Florida. We are organized and conduct our operations to qualify as a real estate investment trust for federal income tax purposes (“REIT”). We have qualified for taxation as a REIT beginning with our taxable year ended December 31, 2014. For reasons discussed below, our restated certificate of incorporation restricts the acquisition and ownership of our capital stock to 4.0% of our outstanding shares of capital stock, by value or number of shares, whichever is more restrictive.

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

Since commencing our business in 2007, we have never foreclosed on a property and none of our loans have ever gone into default, although sometimes we have renewed or extended the term of a loan to enable the borrower to avoid premature sale or refinancing of the property. For example, during the second quarter of 2020, two of our long term borrowers requested forbearance agreements, due to the impact of the COVID-19 pandemic, deferring two to three months of interest payments to payoff. We agreed to accommodate the requests and since the date of the forbearance agreements, those borrowers have timely paid their monthly interest. When we renew or extend a loan, we generally receive additional “points” and other fees.

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

Most of our loans are funded in full at the closing. However, our loan portfolio includes a number of construction loans, which are only partially funded at closing. At December 31, 2019, our unfunded commitment was approximately $5.07 million. At December 31, 2020, our unfunded commitment was approximately $4.60 million. Advances under construction loans are funded against requests supported by all required documentation as and when needed to pay contractors and other costs of construction. In the case of construction loans, the borrower will either deliver multiple notes or one global note for the entire commitment. In either case, interest only accrues on the funded portion of the loan.

In general, our strategy is to service and manage the loans we originate until they are paid. However, there have been a few instances where we have either used loans as collateral, or sold participating interests in loans. At December 31, 2020, most of our loans are secured by properties located around the New York metropolitan area. Most of the properties we finance are residential, although on occasion they are classified as commercial. However, in all instances the properties are held only for investment by the borrowers. Most of these properties do not generate any cash flow.

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

Operating Data

The decline in interest rates has adversely impacted our income and earnings. Recent market conditions, including interest rate reductions, intense competition and slowing real estate markets in the areas we operate, have caused a reduction in our margins.

Our loan portfolio

The following table highlights certain information regarding our real estate lending activities for the periods indicated:

	Year Ended December 31,
($ in thousands)	2020	2019
Loans originated	$43,719	$48,054
Loans repaid	$39,136	$49,420
Mortgage lending revenues	$7,006	$7,340
Mortgage lending expenses	$1,362	$1,639
Number of loans outstanding	128	135
Principal amount of loans earning interest	$58,098	$53,485
Average outstanding loan balance	$454	$396
Percent of loans secured by New York metropolitan area properties, including in New Jersey and Connecticut (1)	97.66%	99.26%
Weighted average contractual interest rate	10.33%	10.91%
Weighted average term to maturity (in months) (2)	4.73	5.21

(1)	Calculated based on the number of loans.
(2)	Without giving effect to extension options.

At December 31, 2020 and 2019, no single loan, borrower or group of affiliated borrowers accounted for more than 10% of our loan portfolio.

The following table sets forth information regarding the types of properties securing our mortgage loans outstanding at December 31, 2020 and 2019, and the interest earned in each category (dollars in thousands):

	2020			2019
	Number of Loans	Interest Earned	Percentage	Number of Loans	Interest Earned	Percentage
Residential	120	$3,924	93%	123	$3,252	88%
Commercial	4	168	4%	6	187	5%
Mixed Use	4	118	3%	6	269	7%
Total	128	$4,210	100%	135	$3,708	100%

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

Credit line. Currently, we have a credit line with Webster, Flushing, and Mizrahi pursuant to which we are eligible to borrow up to $32.5 million against assignments of mortgages and other collateral (the “Webster Credit Line”), as described in “Liquidity and Capital Resources” below. The current interest rates under the Webster Credit Line equal (i) LIBOR plus a premium, which rate aggregated 4.14%, including a 0.5% agency fee, as of December 31, 2020, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.25% plus a 0.5% agency fee, as chosen by the Company for each drawdown. (See Note 5 to the financial statements included elsewhere in this Report.)

The following table shows our capitalization, including our financing arrangements, and our loan portfolio as of December 31, 2020:

Capitalization ($ in thousands):
Debt:
Line of credit	$20,309
Senior secured notes (net of deferred financing costs of $397)	5,603
Total debt	$25,912
Other liabilities	1,967
Capital (equity)	31,964
Total sources of capital	$59,843

Assets:
Loans	$58,098
Other assets	1,745
Total assets	$59,843

Competition

The real estate finance market around the New York metropolitan area is highly competitive. We face competition for lending and investment opportunities from a variety of institutional lenders and investors and many other market participants, including specialty finance companies, mortgage/other REITs, commercial banks and thrift institutions, investment banks, insurance companies, hedge funds and other financial institutions as well as private equity funds, family offices and high net worth individuals. Many of these competitors enjoy competitive advantages over us, including greater name recognition, established lending relationships with customers, financial resources, and access to capital. In addition, due to market conditions and intense competition in the market, we have begun to charge our customers lower interest rates and origination fees charged on loans, which has resulted in our reduced revenues in 2020. We have also seen a lower demand of new loans resulting from the COVID-19 pandemic.

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

Employees

As of December 31, 2020, we employed five employees. In addition, during 2020 we used outside lawyers and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions. Outside appraisers were used to assist management in evaluating the worth of collateral, when deemed necessary by management. We also used construction inspectors as well as mortgage brokers and deal initiators.

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

Summary of Risk Factors

Our business is subject to a number of risks, including risks that may adversely affect our business, financial condition and results of operations. These risks are discussed more fully below and include, but are not limited to, risks related to:

Risks Relating to Our Business

●	the impact of COVID-19 on our operations;

●	that our loan origination activities, revenues and profits are limited by available funds;

●	the competitive market and competition;

●	our investment, leverage and financing strategies;

●	the broad authority of our management team in making lending decisions and their importance to our business;

●	the impact of interest rates on our borrowing and business and the requirement to meet covenants contained in our credit line facility;

Risks Related to Our Portfolio

●	the impact of overestimating loan yields or the value of collateral and interest rate fluctuations;

●	market conditions for mortgages and mortgage-related assets;

●	extension of existing loans;

●	potential lender liability claims;

●	the impact of the timing of prepayment of loans;

●	the liquidity of our loan portfolio;

●	the geographic concentration of our loan portfolio;

●	our exposure to economic slowdowns or recessions;

●	our ability to foreclose promptly as may be necessary;

●	potential liability relating to environmental matters;

●	loan defaults;

●	casualty events occurring on properties securing our loans;

●	borrower concentration;

Risks Related to Financing Transactions

●	complying with covenants in our existing credit line;

●	our use of leverage;

Risks Related to REIT Status and Investment Company Act Exemption

●	potential challenges by the Internal Revenue Service (the “IRS”);

●	compliance with REIT requirements, including REIT distribution requirements;

●	potential tax liabilities and our reliance on tax and legal advice on our REIT status;

●	the impact of our distributions and the tax impact of our dividend payments;

●	the impact of the liquidation of our assets;

●	the ownership restrictions set forth in our restated certificate of incorporation;

●	ability to generate sufficient cash flow to make distributions;

●	the impact of being deemed an investment company under the Investment Company Act;

Risks Related to Our Common Shares

●	the potential for our largest shareholder’s interests not aligning with those of our other shareholders;

Risks Related to Our Organization and Structure

●	the impact of certain provisions of New York law;

●	our capital structure may prevent a change in control and the limited rights of shareholders to take action against our officers and directors;

Risks Related to the Notes issued by MBC Funding II

●	our shareholders and noteholders may not have aligned interests;

●	the restrictive covenants in the Indentures;

●	the potential lack of protection against certain events that may impact the obligations under the Notes;

●	our inherent conflict of interest with MBC Funding II;

●	the potential lack of ability of the Indenture Trustee and Noteholders to enforce their rights;

●	the impact of bankruptcy on us or MBC Funding II;

General Risk Factors

●	the impact of potential security breaches;

●	access to financing;

●	the limited trading and volatility in our common stock future events that may impact the price of our common stock; and

●	future offerings may adversely affect the market and our stockholders.

Risks Related to Our Business

The COVID-19 pandemic may adversely affect our business.

As a result of the COVID-19 pandemic, we have experienced a slow down in the deployment of capital and lower demand for new loans. In addition, during the second quarter of 2020, two of our long term borrowers requested forbearance agreements, due to the impact of the COVID-19 pandemic, deferring two to three months of interest payments to payoff. We agreed to accommodate the requests and since the date of the forbearance agreements, those borrowers have timely paid their monthly interest. To date, we have not been materially impacted by the COVID-19 pandemic, but we will continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business. If the COVID-19 pandemic worsens in the New York area in which we operate, the pandemic could materially affect our financial and operational results.

The extent to which the coronavirus impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. We expect the significance of the COVID-19 pandemic, including the extent of its effect on our financial and operational results, to be dictated by, among other things, its duration, the success of efforts to contain it and the impact of actions taken in response. For instance, government action to provide substantial financial support to businesses could provide helpful mitigation for us and certain of our borrowers; its ultimate impact, however, is not yet clear. While we are not able at this time to estimate the future impact of the COVID-19 pandemic on our financial and operational results, it could be material.

Our loan origination activities, revenues and profits are limited by available funds. If we do not increase our working capital, we will not be able to grow our business.

As a real estate finance company, our revenue and net income is limited to interest received or accrued on our loan portfolio. Our ability to originate real estate loans is limited by the funds at our disposal. As of March 4, 2021, we had approximately $15.8 million of borrowing availability under the Webster Credit Line. We intend to use the proceeds from the repayment of loans outstanding and the additional borrowing capacity under the Webster Credit Line to originate real estate loans. Nevertheless, if demand for our mortgage loans increases, we cannot assure you that we will be able to capitalize on this demand given the limited funds available to us to originate loans.

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

In July 2017, the Financial Conduct Authority, the authority that regulates LIBOR, announced that it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. LIBOR is currently expected to be phased out for new contracts by December 31, 2021 and for pre-existing contracts by June 30, 2023. The Alternative Reference Rates Committee (“ARRC”) in the U.S. has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to the U.S. dollar LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. ARRC has proposed a paced market transition plan to SOFR from U.S. dollar LIBOR and organizations are currently working on industry-wide and company-specific transition plans as relating to derivatives and cash markets exposed to U.S. dollar LIBOR.

Our Webster Credit Line, which expires on February 28, 2023, provides for interest rates that equal (i) LIBOR plus a premium, which rate aggregated approximately 4.14%, including a 0.5% agency fee, as of December 31, 2020, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.25%, plus a 0.5% agency fee, as chosen by us for each drawdown. As such, changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on the Webster Credit Line or future indebtedness. We are monitoring this activity and evaluating the related risks, and any such effects of the transition away from LIBOR may result in increased expenses, may impair our ability to refinance our indebtedness, or may result in difficulties, complications or delays in connection with future financing efforts, any of which could adversely affect our financial condition and results of operations.

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

We have, and expect that we will continue to have a significant amount of indebtedness. As of December 31, 2020, we had approximately $26.3 million of debt outstanding, consisting of the amounts outstanding under the Webster Credit Line and the balance of senior secured notes. As of March 4, 2021, another $15.8 million was available under the recently amended Webster Credit Line. This level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of the indebtedness. Our indebtedness could have other important consequences to you and significantly impact our business. For example, it could:

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

Our primary interest rate exposures relate to the yield on our loan portfolio and the financing cost of our debt. Our operating results depend, in part, on differences between the interest income generated by our loan portfolio net of credit losses and our financing costs. Thus, changes in interest rates will affect our revenue and net income in one or more of the following ways:

●	an increase in the LIBOR rate may impact our cost of borrowing under the Webster Credit Line;
●	our operating expenses may increase;
●	our ability to originate loans may be adversely impacted;
●	to the extent we use our credit line or other forms of debt financing to originate loans, our borrowing costs would rise, reducing the “spread” between our cost of funds and the yield on our outstanding mortgage loans, which tend to be fixed rate obligations;
●	a rise in interest rates may discourage potential borrowers from refinancing existing loans or defer plans to renovate or improve their properties;
●	a drop in interest rates may reduce our revenues by requiring us to reduce the interest rates we charge potential borrowers;
●	borrower default rates may increase;
●	property values may be negatively impacted, making our existing loans riskier and new loans that we originate smaller; and
●	rising interest rates could also result in reduced turnover of properties which may reduce the demand for new mortgage loans.

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

Under our current business model, we have one asset class — mortgage loans that we originate, service and manage — and we have no current plans to diversify. Moreover, most of our collateral is located in a limited geographic area. At December 31, 2020, most of our outstanding loans are secured by properties located in the New York metropolitan area. A lack of geographical diversification makes our mortgage portfolio more sensitive to local and regional economic conditions. A significant decline around the New York metropolitan area economy could result in a greater risk of default compared with the default rate for loans secured by properties in other geographic locations. This could result in a reduction of our revenues and provision for loan loss allowances, which might not be as acute if our loan portfolio were more geographically diverse. Therefore, our loan portfolio is subject to greater risk than other real estate finance companies that have a more diversified asset base and broader geographic footprint. To the extent that our portfolio is concentrated in one region and/or one type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our assets within a short time period, which may reduce our net income and the value of our securities and accordingly reduce our ability to make distributions to our shareholders.

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

We do not have a formal policy limiting the amount of debt we incur and our governing documents contain no limitation on the amount of leverage we may use. We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors. In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

●	our cash flow from operations may be insufficient to make required payments of principal and interest on our outstanding indebtedness or we may fail to comply with other covenants contained in the debt, which is likely to result in (i) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all, (ii) our inability to borrow unused amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements and/or (iii) the loss of some or all of our assets pledged or liened to secure our indebtedness to foreclosure or sale;
●	our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that yields will increase with higher financing costs;
●	we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, shareholder distributions or other purposes; and
●	we are not able to refinance debt that matures prior to the asset it was used to finance on favorable terms, or at all.

Our board of directors may adopt leverage policies at any time without the consent of our shareholders, which could result in a portfolio with a different risk profile.

Risks Related to REIT Status and Investment Company Act Exemption

Our investments in construction loans require us to make estimates about the fair value of land improvements that may be challenged by the IRS.

We may invest in construction loans, the interest from which would be qualifying income for purposes of the gross income tests applicable to REITs, provided that the loan value of the real property securing the construction loan was equal to or greater than the highest outstanding principal amount of the construction loan during any taxable year. For purposes of construction loans, the loan value of the real property is generally the fair value of the land plus the reasonably estimated cost of the improvements or developments that secure the loan and that are to be constructed from the proceeds of the loan. There can be no assurance that the IRS, will not challenge our estimates of the loan values of the real property related to any construction loans in which we invest.

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

We intend to continue to operate in a manner that will enable us to continue to remain qualified for taxation as a REIT as long as we believe it is in the best interests of our shareholders. While we believe that we qualified for taxation as a REIT for the taxable year ended December 31, 2020, we have not requested and do not intend to request a ruling from the IRS that we so qualified in 2020 or that we will qualify in future years. The U.S. federal income tax laws and the Treasury Regulations promulgated thereunder governing REITs are complex. In addition, judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited. To qualify for taxation as a REIT, we must meet, on an ongoing basis, various tests regarding the nature of our assets and our income, the ownership of our outstanding shares, and the amount of our distributions. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset test requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Thus, while we intend to operate so that we will continue to qualify for taxation as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. These considerations also might restrict the types of assets that we can acquire in the future.

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

Dividends paid by REITs do not qualify for the reduced tax rates on dividend income from regular corporations, which could adversely affect the value of our common shares.

Dividends paid by REITs are not generally eligible for reduced rates applicable to “qualified” dividends paid by other corporations, but are taxed at the same rate as ordinary income. However, for tax years beginning before 2026, REIT dividends paid to noncorporate shareholders are generally taxed at an effective tax rate lower than applicable ordinary income tax rates due to the availability of a deduction under the Code for specified forms of income from passthrough entities. More favorable rates will nevertheless continue to apply to regular corporate “qualified” dividends, which may cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends. This could have an adverse impact on the market price of our common shares.

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

In order for us to qualify for taxation as a REIT, not more than 50% in value of our outstanding common shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year, and at least 100 persons must beneficially own our stock during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. To help ensure that we meet the tests, our restated certificate of incorporation restricts the acquisition and ownership of our capital stock. The ownership limitation is fixed at 4.0% of our outstanding shares of capital stock, by value or number of shares, whichever is more restrictive. Assaf Ran, our Chief Executive Officer, is exempt from this restriction. As of December 31, 2020, Mr. Ran owns 26.8% of our outstanding common shares. In addition, our board of directors may grant such an exemption to such limitations in its sole discretion, subject to such conditions, representations and undertakings as it may determine. These ownership limits could delay or prevent a transaction or a change in control of our company that might involve a premium price for shares of our common shares or otherwise be in the best interest of our shareholders.

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

In addition, distributions that we make to our shareholders will generally be taxable to our shareholders as ordinary income (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the Code, which is generally available to our noncorporate U.S. shareholders for taxable years before 2026). However, a portion of our distributions may be designated by us as long-term capital gains to the extent that they are attributable to capital gain income recognized by us or may constitute a return of capital to the extent that they exceed our earnings and profits as determined for tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a shareholder’s investment in our common shares.

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

As of December 31, 2020, Assaf Ran, our Chief Executive Officer, beneficially owned 26.8% of our outstanding shares. Thus, Mr. Ran currently has and will continue to exercise significant control over all corporate actions. This concentration of ownership could have an adverse impact on the market price of our common shares.

There is limited trading in our common shares, which could make it difficult for you to sell your common shares.

Our common shares are listed on The Nasdaq Capital Market. Average daily trading volume in our common shares was approximately 24,000 and 35,000 shares, respectively, in 2019 and in 2020. The lack of liquidity may make it more difficult for you to sell your common shares when you wish to do so. Even if an active trading market develops, the market price of our common shares may be highly volatile and could be subject to wide fluctuations.

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

Our restated certificate of incorporation authorizes us to issue up to 25,000,000 common shares and 5,000,000 preferred shares. As of March 11, 2021, we had 9,882,058 common shares issued and 9,619,945 common shares outstanding and no preferred shares issued or outstanding. Our board of directors has the power and authority to create classes of common or preferred shares, with such rights and designations as it deems appropriate or advisable, which rights and designations may be senior to or have a priority over the rights and designations of any existing class of common or preferred shares. For example, our board of directors may establish a series of common or preferred shares that could delay or prevent a transaction or a change in control that might involve a premium price for our common shares or otherwise be in the best interest of our shareholders.

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

Noteholders do not have any voting rights with respect to us or MBC Funding II (other than as set forth in the Indenture) or the right to influence management or day-to-day operations of MBC Funding II or of us. The interests of shareholders who do vote may be different or even in opposition of those of creditors such as the Noteholders. For example, shareholders may place a higher priority on the long-term, as opposed to short-term, performance of a company. Shareholders also tend to focus on building value and increasing stock price while creditors are more interested in cash flow. As of the date of this Report, Mr. Ran beneficially owns 26.8%, of our outstanding common shares. Mr. Ran is also the Chief Executive Officer and sole director of MBC Funding II. Thus, Mr. Ran currently has and will continue to exercise control over all corporate actions of us and MBC Funding II.

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

MBC Funding II’s ability to make payments of principal and interest on the Notes is subject to general economic conditions and financial, business and other factors affecting their mortgage loan portfolio, many of which are beyond their control. We cannot assure that MBC Funding II will have sufficient funds available when necessary to make any required payments of interest or principal under the Notes, including payments in connection with a redemption of Notes, whether upon a change of control. MBC Funding II’s failure to make payments of interest or principal when due could result in an event of default and would give the Indenture Trustee and the Noteholders certain rights against MBC Funding II. MBC Funding II’s sole source of revenue and cash flow will be payments of interest and principal they receive with respect to their mortgage loan portfolio. To the extent the interest payments received by MBC Funding II exceed the payments required to be made to the Noteholders, and both prior to and after giving effect to the distribution of funds to us, MBC Funding II is in compliance with the debt coverage ratio and no default or event of default exists or would occur as a result of such distribution, MBC Funding II plans to distribute those excess funds to us. If MBC Funding II is unable to generate sufficient cash flow to service the debt evidenced by the Notes, they will be in default of its obligations under the Notes.

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

General Risk Factors

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

Our ability to grow and compete may depend on our ability to borrow money to leverage our loan portfolio and to build and manage the cost of expanding our infrastructure to manage and service a larger loan portfolio. In general, the amount, type and cost of any financing that we obtain from another financial institution will have a direct impact on our revenue and expenses and, therefore, can positively or negatively affect our financial results. The percentage of leverage we employ will vary depending on our assessment of a variety of factors, which may include the anticipated liquidity and price volatility of our existing portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, the availability and cost of financing, our opinion as to the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial mortgage markets, our outlook for the level, slope, and volatility of interest rates, the credit quality of our borrowers and the collateral underlying our assets.

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

Market factors unrelated to our performance could also negatively impact the value of our securities, including the market price of our common shares. One of the factors that investors may consider in deciding whether to buy or sell our common shares is our distribution rate as a percentage of our share price relative to market interest rates. If market interest rates continue to increase, prospective investors may demand a higher distribution rate or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and conditions in the capital markets can affect the market value of our common shares. For instance, if interest rates rise, it is likely that the market price of our common shares will decrease as market rates on interest-bearing securities increase. Other factors that could negatively affect the market price of our common shares include:

●	our actual or projected operating results, financial condition, cash flows and liquidity, or changes in business strategy or prospects;
●	the impact of COVID-19;
●	actual or perceived conflicts of interest with individuals, including our executive officers;
●	equity issuances by us, or share resales by our shareholders, or the perception that such issuances or resales may occur;
●	actual or anticipated accounting problems;
●	changes in our earnings estimates or publication of research reports about us or the real estate industry;
●	changes in market valuations of similar companies;
●	adverse market reaction to any increased indebtedness we incur in the future;
●	additions to or departures of our key personnel;
●	speculation in the press or investment community;
●	our failure to meet, or the lowering of, our earnings’ estimates or those of any securities analysts;
●	increases in market interest rates, which may lead investors to demand a higher distribution yield for our common shares, would result in increased interest expenses on our debt;
●	decreases in market interest rates, which will increase competition in the market for loans and may require use to lower our interest rates and fees for loans we originate;
●	changes in the credit markets;
●	failure to maintain our qualification for taxation as a REIT or exemption from the Investment Company Act;
●	actions by our shareholders;
●	price and volume fluctuations in the stock market generally;
●	general market and economic conditions, including the current state of the credit and capital markets;
●	sales of large blocks of our common shares;
●	sales of our common shares by our executive officers, directors and significant shareholders; and
●	restatements of our financial results and/or material weaknesses in our internal controls.

The price of our common shares is volatile, and purchasers of our common shares could incur substantial losses.

Historically, the price at which our common shares trade on The Nasdaq Capital Market has been extremely volatile and seemingly unrelated to our operating performance. In 2019, the range was $5.52 to $6.73. In 2020, the range was $2.54 to $6.48. These broad market fluctuations may adversely affect the trading price of our common shares. Class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Any such litigation brought against us could result in substantial costs, which would hurt our financial condition and results of operations, divert management’s attention and resources.

Common shares eligible for future sale may have adverse effects on our share price.

We cannot predict the effect, if any, the exercise of our outstanding warrants or the future sale of the common shares issuable upon the exercise of warrants would have on the market price of our common shares. The market price of our common shares may decline significantly when the restrictions on resale lapse. Sales of substantial amounts of common shares or the perception that such sales could occur may adversely affect the prevailing market price for our common shares.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive and principal operating office is located in Great Neck, New York. We use this space for all of our operations. This space is occupied under a lease, as amended, that expires November 30, 2027. The current monthly rent is $5,053, including electricity and real estate taxes. We believe this facility is adequate to meet our requirements at our current level of business activity.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Holders

As of March 4, 2021, the number of registered holders of our common shares was 11 and the estimated number of beneficial owners of our common shares was approximately 4,800. American Stock Transfer & Trust Company serves as transfer agent for our common shares.

Dividends

We elected to be taxed as a REIT commencing with our year ended December 31, 2014. From and after the effective date of our REIT election, we intend to pay regular quarterly distributions to holders of our common shares in an amount not less than 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gains). As a REIT, our distributions generally will be taxable as ordinary income to our shareholders (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the Code, which is generally available to our noncorporate U.S. shareholders for taxable years before 2026), although we may designate a portion of the distributions as qualified dividend income or capital gain or a portion of the distributions may constitute a return of capital. For tax reporting purposes, taxable income dividends/distributions and non-taxable return of capital distributions may result and will be reported as such to U.S. individual taxpayers on Form 1099-DIV. For the tax year of 2020, 100% of our total distributions are characterized as non-qualified dividends (Section 199A).

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

Since commencing this business in 2007, we have made over 940 loans and never foreclosed on a property and none of our loans have ever gone into default although sometimes we have renewed or extended our loans to enable the borrower to avoid premature sale or refinancing of the property. When we renew or extend a loan we receive additional “points” and other fees.

Our primary business objective is to grow our loan portfolio while protecting and preserving capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term through dividends. We intend to achieve this objective by continuing to selectively originate loans and carefully manage our portfolio of first mortgage real estate loans in a manner designed to generate attractive risk-adjusted returns across a variety of market conditions and economic cycles. We believe that the demand for relatively small loans secured by residential and commercial real estate held for investment around the New York metropolitan market, including New Jersey and Connecticut, and in the Florida market remains relatively strong, but weakened due to the COVID-19 pandemic. Our ability to close deals fast has created an opportunity for non-bank “hard money” real estate lenders like us to selectively originate high-quality first mortgage loans and this condition should persist for a number of years. However, we have observed more intense competition in our industry from both small and large lenders, which has resulted in more liquidity in the real estate markets in the geographic areas in which we operate. We also believe that certain of our business competitors will not survive the COVID-19 pandemic if it continues for an extended period.

Since the onset of the COVID-19 pandemic, we have continued to originate loans as well as continued to service our existing loans, though we have observed lower demand for new loans. In addition, we may experience difficulties collecting the monthly interest on time, property values may decline and certain of our originated loans may need to be extended, though to date we have not experienced many borrowers requiring such accommodations. In that regard, during the second quarter of 2020, two of our long term borrowers requested forbearance agreements, due to the impact of the COVID-19 pandemic, deferring two to three months of interest payments to payoff. We agreed to accommodate the requests and since the date of the forbearance agreements, those borrowers have timely paid monthly interest. In addition, due to market conditions and intense competition in the market, we have begun to charge our customers lower interest rates and origination fees charged on loans, which has resulted in our reduced revenues in 2020. We have also seen a lower demand of new loans resulting from the COVID-19 pandemic. To date, we have not been materially impacted by the COVID-19 pandemic and will continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business.

We expect the significance of the COVID-19 pandemic, including the extent of its effect on our financial and operational results, to be dictated by, among other things, its duration, the success of efforts to contain it and the impact of actions taken in response. For instance, government action to provide substantial financial support to businesses has provided helpful mitigation for us and certain of our borrowers; its ultimate impact, however, is not yet clear. While we are not able at this time to estimate the future impact of the COVID-19 pandemic on our financial and operational results, it could be material.

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

At December 31, 2020, we were committed to $4,597,731 in construction loans that can be drawn by our borrowers when certain conditions are met.

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

Effective January 1, 2020, we adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326). The ASU introduces a new credit loss methodology, Current Expected Credit Losses (“CECL”), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. Management estimates our CECL reserve primarily using the Weighted Average Remaining Maturity (“WARM”) method, which requires reference to historic loss data taking into consideration expected economic conditions over the relevant timeframe. Application of the WARM method to estimate a CECL reserve requires judgment, including (i) the appropriate historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, and (iii) the current credit quality of our loan portfolio and expectations of performance and market conditions over the relevant time period. In addition, management reviews each loan on a quarterly basis and evaluates the borrower’s ability to pay the monthly interest, the borrower’s likelihood of executing the original exit strategy, as well as the loan-to-value (LTV) ratio. Failure to properly measure an allowance for credit losses could result in the overstatement of earnings and the carrying value of the loans receivable. Actual losses, if any, could differ significantly from estimated amounts.

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

Results of operations

Years ended December 31, 2020 and 2019

Total revenue

Total revenue for the year ended December 31, 2020 was approximately $7,006,000, compared to approximately $7,340,000 for the year ended December 31, 2019, a decrease of $334,000, or 4.6%. The decrease in revenue was primarily attributable to lower interest rates and origination fees charged on loans due to market conditions and intense competition from other lenders, as well as lower demand for new loans resulting from the COVID-19 pandemic. In 2020, approximately $5,989,000 of our revenue represents interest income on secured, real estate loans that we offer to small businesses compared to approximately $6,186,000 in 2019, and approximately $1,018,000 represents origination fees on such loans, compared to approximately $1,154,000 in 2019. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for the year ended December 31, 2020 were approximately $1,356,000, compared to approximately $1,635,000 for the year ended December 31, 2019, a decrease of $279,000 or 17.1%. The decrease in interest and amortization of deferred financing costs was primarily attributable to decreased interest expense due to lower LIBOR rates (See Note 5 to the financial statements included elsewhere in this Report).

General and administrative expenses

General and administrative expenses for the year ended December 31, 2020 were approximately $1,434,000, compared to approximately $1,203,000 for the year ended December 31, 2019, an increase of $231,000 or 19.2%. The increase is primarily attributable to increases in payroll expense and compensation to members of our board of directors, as well as an annual bonus paid to officers in 2020 and a voluntary waiver from the Company’s CEO forgoing his base salary for the months of November and December 2019, partially offset by decreases in travel expense, and in advertising and appraisal fees.

Other loss

Other loss for the year ended December 31, 2019 in the amount of $15,000 is due to our write off of the value of our investment in a privately held company.

Net income

Net income for the year ended December 31, 2020 was approximately $4,229,000, compared to approximately $4,495,000 for the year ended December 31, 2019, a decrease of $266,000, or 5.9%. This decrease is primarily attributable to the decrease in revenue, partially offset by the decrease in interest expense.

Liquidity and Capital Resources

At December 31, 2020, we had cash of approximately $132,000, compared to cash of approximately $118,000 at December 31, 2019 (not including restricted cash, which mainly represents collections received, pending check clearance, from the Company’s commercial loans and is primarily dedicated to the reduction of the Webster Credit Line).

For the years ended December 31, 2020 and 2019, net cash provided by operating activities was approximately $4,222,000 and $4,432,000, respectively. The decrease in net cash provided by operating activities primarily resulted from a decrease in net income and an increase in interest receivable on loans.

For the year ended December 31, 2020, net cash used in investing activities was approximately $4,607,000, compared to net cash provided by investing activities of approximately $1,366,000 for the year ended December 31, 2019. Net cash used in investing activities for the year ended December 31, 2020 primarily consisted of the issuance of our short term commercial loans of approximately $43,719,000, offset by collection of our commercial loans of approximately $39,136,000. Net cash provided by investing activities for the year ended December 31, 2019 consisted of collection of our commercial loans of approximately $49,420,000, offset by the issuance of our short term commercial loans of approximately $48,054,000.

For the year ended December 31, 2020, net cash provided by financing activities was approximately $726,000, compared to net cash used in financing activities of approximately $6,034,000 for the year ended December 31, 2019. Net cash provided by financing activities for the year ended December 31, 2020 reflects the net proceeds from the Webster Credit Line of an aggregate of approximately $5,076,000, offset by dividend payments of approximately $4,143,000, the purchase of treasury shares of approximately $179,000 and deferred financing costs of approximately $27,000. Net cash used in financing activities for the year ended December 31, 2019 reflects the repayments of the Webster Credit Line of approximately $1,389,000, dividend payments of approximately $4,636,000 and the purchase of treasury shares of approximately $29,000, offset by the proceeds from the exercise of options of approximately $20,000.

We maintain the Webster Credit Line which currently provides us with a credit line of $32.5 million in the aggregate secured by assignments of mortgages and other collateral. On August 8, 2017, we entered into the Amended and Restated Credit Agreement, which provides for the current Webster Credit Line.

Effective July 11, 2018, we entered into a Waiver and Amendment No. 1 to the Amended and Restated Credit Agreement (“Amendment No. 1”) with Webster, Flushing and Mr. Ran, as guarantor. In conjunction with the execution of Amendment No. 1, we also entered into an Amended and Restated Revolving Credit Note in the principal aggregate amount of $10,000,000 with Flushing (the “Amended Flushing Note”) and a Second Amended and Restated Fee Letter with Webster and Flushing, each dated July 11, 2018. Pursuant to the terms of Amendment No. 1, the Company’s existing Webster Credit Line was increased by $5 million to $25 million in the aggregate. In addition, the interest rates relating to Webster Credit Line were amended such that the interest rates now equal (i) LIBOR plus a premium, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.25% plus a 0.5% agency fee, as chosen by the Company for each drawdown. Amendment No. 1 also permits the Company to repurchase, redeem or otherwise retire its equity securities in an amount not to exceed ten percent of our annual net income from the prior fiscal year. In addition, Mr. Ran has provided a personal guaranty to the Webster Credit Line, which shall not exceed the sum of $500,000 plus any costs relating to the enforcement of the personal guaranty. Furthermore, on December 31, 2019, we entered into Amendment No. 2 to the Amended and Restated Credit and Security Agreement (“Amendment No. 2”) with Webster and Flushing to amend certain required fixed charge coverage requirements.

On February 25, 2020, we entered into Amendment No. 3 to the Amended and Restated Credit and Security Agreement (“Amendment No. 3”) with Webster, Flushing, Mizrahi, and Mr. Ran, as guarantor. In conjunction with the execution of Amendment No. 3, we also entered into an Amended and Restated Revolving Credit Note in the principal aggregate amount of $7,500,000 with Mizrahi and a Third Amended and Restated Fee Letter with Webster each dated February 25, 2020. Pursuant to the terms of Amendment No. 3, our existing Webster Credit Line was increased by $7.5 million to $32.5 million in the aggregate and the term of the Webster Credit Line was extended to February 28, 2023. Amendment No. 3 also provides that the Company may issue up to $20 million in bonds through its subsidiary, of which not more than $10 million of such bonds may be secured by mortgage notes receivable, and provided that the terms and conditions of such bonds are approved by Webster, subject to its reasonable discretion.

We were in compliance with all covenants of the Webster Credit Line, as amended, as of December 31, 2020. At December 31, 2020, the outstanding amount under the Amended and Restated Credit Agreement was $20,308,873. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% agency fee, for December 31, 2020 was approximately 4.14%.

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

The Notes are secured by a first priority lien on all of MBC Funding II’s assets, including, primarily, mortgage notes, mortgages and other transaction documents entered into in connection with first mortgage loans originated and funded by us, which MBC Funding II acquired from MBC pursuant to an asset purchase agreement. MBC Funding II may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium; provided that if the Notes are redeemed prior to April 22, 2021, the redemption price will be 101.5% of the principal amount of the Notes redeemed plus the accrued but unpaid interest on the Notes redeemed up to, but not including, the date of redemption. No Notes were redeemed by MBC Funding II as of December 31, 2020.

Each Noteholder had the right to cause MBC Funding II to redeem his, her or its Notes on April 22, 2021 by notifying MBC Funding II in writing, no earlier than November 22, 2020 and no later than January 22, 2021. No Noteholder exercised such right during the required time frame and as such the Notes are no longer redeemable by the Noteholders.

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

On November 1, 2018, our Board of Directors authorized a share buy back program for the repurchase of up to 100,000 shares of the Company’s common stock. The Company purchased an aggregate of 13,112 common shares under this repurchase program, at an aggregate cost of approximately $78,000, before the program expired on October 31, 2019. On February 26, 2020, our Board of Directors authorized another share buy back program for the repurchase of up to 100,000 shares of the Company’s common stock. The Company purchased an aggregate of 38,899 common shares under this repurchase program, at an aggregate cost of approximately $179,000 as of September 30, 2020. No additional repurchases were made by us pursuant to this buy back program before the program expired on February 25, 2021.

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

As a result of the COVID-19 pandemic, we have experienced a slow down in the deployment of capital and lower demand for new loans. In addition, during the second quarter of 2020, two of our long-term borrowers requested forbearance agreements, due to the impact of the COVID-19 pandemic, deferring two to three months of interest payments to payoff. We agreed to accommodate the requests and since the date of the forbearance agreements, those borrowers have timely paid their monthly interest. However, to date, we have not been materially impacted by the COVID-19 pandemic and have not experienced any material disruptions in our business operations. We will continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business. If the COVID-19 pandemic worsens in the New York area in which we operate, the pandemic could materially affect our financial and operational results.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.

Contractual Obligations

Set forth below is a summary of our current obligations as of December 31, 2020 to make future payments due by the period indicated below, excluding payables and accruals. We expect to be able to meet our obligations in the ordinary course.

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Operating Lease Obligations (*)	$429,000	$63,000	$127,000	$122,000	$117,000
Senior Secured Notes	$6,000,000	$—	$—	$—	$6,000,000
Amounts due under Amended and Restated Credit Agreement at December 31, 2020	$20,308,873	$—	$20,308,873	$—	$—

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Our executive officers and directors and their respective ages as of March 11, 2021 are as follows:

Name	Age	Position

Assaf Ran	55	Founder, Chairman of the Board, Chief Executive Officer and President
Vanessa Kao	43	Chief Financial Officer, Vice President, Treasurer and Secretary
Michael Jackson (1)(2)(3)	56	Director
Eran Goldshmit (1)(2)(3)	54	Director
Lyron Bentovim (1)	51	Director
Phillip Michals (1)(2)(3)	51	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Corporate Governance and Nominating Committee.

All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers are elected to serve subject to the discretion of the Board.

Set forth below is a brief description of the background and business experience of our executive officers and directors:

Assaf Ran, our founder, has been our Chief Executive Officer, president and chairman since our inception in 1989. Mr. Ran has 32 years of senior management experience leading public and private businesses. Mr. Ran started several yellow page businesses from the ground up and managed to make each one of them successful. Mr. Ran’s professional experience and background with us, as our director since March 1999, have given him the expertise needed to serve as one of our directors.

Vanessa Kao has been our Chief Financial Officer, vice president, treasurer and secretary since rejoining us in June 2011. From January 2014 through April 2016, she was also the Chief Financial Officer of Jewish Marketing Solutions LLC. Since April 2016, she has been serving as a consultant to Jewish Marketing Solutions LLC. From July 2004 through April 2006, she served as our assistant Chief Financial Officer. From April 2006 through December 2013, she was the Chief Financial Officer of DAG Jewish Directories, Inc. Ms. Kao holds a M.B.A. in Finance and MIS/E-Commerce from the University of Missouri and a Bachelor’s degree of Business Administration in Finance from the National Taipei University in Taiwan.

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

The Compensation Committee is comprised entirely of directors who satisfy the standards of independence applicable to compensation committee members under Section 16(b) of the Exchange Act. During the fiscal year ended December 31, 2020, the Compensation Committee did not utilize the services of a compensation consultant.

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

Item 11. Executive Compensation

The following Summary Compensation Table sets forth all compensation earned by or paid to, in all capacities, during the years ended December 31, 2020 and 2019 by (i) the Company’s Chief Executive Officer and (ii) the most highly compensated executive officers, other than the CEO, who were serving as executive officers and whose total compensation exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executives”):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	All Other Compensation	Total
		($)	($)	($)(1)	($)
Assaf Ran
Chief Executive Officer and President	2020	$305,000	$80,000	$9,150	$394,150
	2019	$254,167	$0	$7,625	$261,792

Vanessa Kao
Chief Financial Officer, Vice President,	2020	$150,000	$41,000	$4,500	$195,500
Treasurer and Secretary	2019	$144,000	$0	$4,320	$148,320

(1) Consists of Company matching contributions made pursuant to its Simple IRA Plan.

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

The Compensation Committee approved an annual bonus of $80,000 to Mr. Ran in 2020. Mr. Ran voluntarily agreed to forgo his base salary for the months of November and December 2019 in an aggregate amount of $50,833.

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

The following table sets forth information concerning outstanding equity awards to the Named Executives as of December 31, 2020.

Outstanding Equity Awards at Fiscal Year-End

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Assaf Ran Chief Executive Officer and President	1,000,000	5,210,000	(1)(2)

(1)	Calculated based on the closing market price of $5.21 at the end of the last completed fiscal year on December 31, 2020.

(2)	Mr. Ran may not sell, convey, transfer, pledge, encumber or otherwise dispose of the Restricted Shares until the earliest to occur of the following: (i) September 9, 2026, with respect to 1/3 of the Restricted Shares, September 9, 2027 with respect to an additional 1/3 of the Restricted Shares and September 9, 2028 with respect to the final 1/3 of the Restricted Shares; (ii) the date on which Mr. Ran’s employment is terminated by us for any reason other than for “Cause;” or (iii) on a Risk Termination Date. If at any time prior to a Risk Termination Date Mr. Ran’s employment is terminated by us for Cause or Mr. Ran voluntarily terminates his employment for any reason other than death or disability, Mr. Ran will forfeit that portion of the Restricted Shares which have not previously vested.

Compensation of Directors

During 2020, the annual cash compensation paid to each independent member of the Board was $12,000, plus an additional $300 for each committee meeting attended.

The table below summarizes the compensation paid to our directors for the year ended December 31, 2020:

Director Compensation

Name (a)	Fees Earned or Paid in Cash ($)
Michael Jackson	$13,500
Eran Goldshmit	$13,500
Lyron Bentovim	$13,200
Phillip Michals	$13,500

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table, together with the accompanying footnotes, sets forth information, as of March 11, 2021, regarding the beneficial ownership of our common shares by all persons known by us to beneficially own more than 5% of our outstanding common shares, each Named Executive Officer, each director, and all of our directors and executive officers as a group:

Name of Beneficial Owner	Amount of Beneficial Ownership (1)	Percentage of Class

Executive Officers and Directors
Assaf Ran (2)	2,580,000	26.8%
Vanessa Kao	8,236	*
Michael Jackson	35,000	*
Eran Goldshmit	10,978	*
Lyron Bentovim	39,287	*
Phillip Michals	101,058	1.1%
All executive officers and directors as a group (6 persons)	2,774,559	28.8%

*	Less than 1%

(1)	A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from March 11, 2021 upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from March 11, 2021 have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on 9,619,945 shares outstanding on March 11, 2021.

(2)	Includes 1,000,000 Restricted Shares granted to Mr. Ran on September 9, 2011, which was approved by shareholders at our 2011 annual meeting of shareholders. Mr. Ran may not sell, convey, transfer, pledge, encumber or otherwise dispose of the Restricted Shares until the earliest to occur of the following: (i) September 9, 2026, with respect to 1/3 of the Restricted Shares, September 9, 2027 with respect to an additional 1/3 of the Restricted Shares and September 9, 2028 with respect to the final 1/3 of the Restricted Shares; (ii) the date on which Mr. Ran’s employment is terminated by us for any reason other than for “Cause;” or (iii) on a Risk Termination Date. If at any time prior to a Risk Termination Date Mr. Ran’s employment is terminated by us for Cause or Mr. Ran voluntarily terminates his employment for any reason other than death or disability, Mr. Ran will forfeit that portion of the Restricted Shares which have not previously vested. Mr. Ran’s address is c/o Manhattan Bridge Capital, Inc., 60 Cutter Mill Road, Suite 205, Great Neck, New York 11021.

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

Item 14. Principal Accountant Fees and Services

The aggregate fees billed by our principal accounting firm, Hoberman & Lesser CPA’s, LLP, for the fiscal years ended December 31, 2020 and 2019 (including for services for MBC Funding II) are as follows:

(a) Audit Fees

65

2020

The aggregate fees incurred during 2020 for our principal accountant were $65,500, covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2020.

2019

The aggregate fees incurred during 2019 for our principal accountant were $65,500, covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2019.

(b) Audit-Related Fees

There were no audit-related fees billed by our principal accountant during 2020 or 2019.

(c) Tax Fees

There were no tax fees billed by our principal accountant during 2020 or 2019.

(d) All Other Fees

No other fees, beyond those disclosed in this Item 14, were billed during 2020 or 2019.

Audit Committee Pre-Approval, Policies and Procedures

Our Audit Committee approved the engagement with Hoberman & Lesser CPA’s, LLP. These services were pre-approved by our Audit Committee to assure that such services do not impair the auditor’s independence from us.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) 1. Financial Statements - See Index to Financial Statements on page F-1.

2. Financial Statement Schedules – See (c) below.

3. Exhibits – See (b) below.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation filed with the Secretary of State of New York in July 2014 (1)
3.2	Amended and Restated Bylaws effective in May 2014 (1)
4.1	Specimen Stock Certificate (2)
4.2	Form of Representative Warrants (3)
4.3	Form of Representative Warrants (4)
4.4	Indenture, dated as of April 25, 2016, among Manhattan Bridge Capital, Inc., MBC Funding II Corp and Worldwide Stock Transfer, LLC (5)

Exhibit No.	Description

4.5	Description of Securities (13)
10.1**	Employment Agreement dated March 1, 1999 by and between Assaf Ran and the Company (6)
10.2**	Form of the Company’s 2009 Stock Option Plan, as amended (8)
10.3	Continuing Guaranty of Manhattan Bridge Capital Inc. dated April 25, 2016. (5)
10.4	Pledge Agreement, dated as of April 25, 2016, between Manhattan Bridge Capital and Worldwide Stock Transfer, LLC (5)
10.5	Guaranty dated April 25, 2016 of MBC Funding II Corp. (5)
10.6	Intercreditor Agreement, dated as of April 25, 2016, between Webster Business Credit Corp and Worldwide Stock Transfer, LLC (5)
10.7	Amendment of Lease, dated July 21, 2016, between the Company and Philips Cutter Mill Owner LLC for the premises located at 60 Cutter Mill Road, Great Neck, New York 11201 (7)
10.8**	Restricted Share Agreement, dated September 9, 2011, between the Company and Assaf Ran (13)
10.9	Amended and Restated Revolving Credit Note, dated July 7, 2017, executed by Manhattan Bridge Capital, Inc (9)
10.10	Amended and Restated Credit and Security Agreement, effective August 8, 2017, among Manhattan Bridge Capital, Inc., Webster Business Credit Corporation, and Flushing Bank (10)
10.11	Waiver and Amendment No. 1 to Amended and Restated Credit and Security Agreement, effective July 11, 2018, among Manhattan Bridge Capital, Inc., Webster Business Credit Corporation, Flushing Bank and Assaf Ran (12)
10.12	Amended and Restated Revolving Credit Note, effective July 11, 2018, between Manhattan Bridge Capital, Inc. and Flushing Bank (12)
10.13	Amendment No. 2 to Amended and Restated Credit and Security Agreement, effective December 31, 2019, among Manhattan Bridge Capital, Inc., Webster Business Credit Corporation, Flushing Bank and Assaf Ran (13)
10.15	Amendment No. 3 to Amended and Restated Credit and Security Agreement, effective February 26, 2020, among Manhattan Bridge Capital, Inc., Webster Business Credit Corporation, Flushing Bank, Mizrahi and Assaf Ran (13)
10.14	Revolving Credit Note dated February 25, 2020, between Manhattan Bridge Capital, Inc. and Mizrahi (13)
10.15**	Voluntary Salary Waiver Agreement between Manhattan Bridge Capital, Inc. and Assaf Ran dated October 22, 2019 (13)
21.1	List of Subsidiaries (11)
23.1	Consent of Hoberman & Lesser CPA’s, LLP, dated March 16, 2020 (***)
31.1	Chief Executive Officer Certification under Rule 13a-14 (***)
31.2	Chief Financial Officer Certification under Rule 13a-14 (***)
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 (*)

Exhibit No.	Description

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 (*)
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Schema Document
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Furnished herewith.
**	Compensation plan or arrangement for current or former executive officers and directors.
***	Filed herewith.

(1)	Previously filed as exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference.
(2)	Previously filed as exhibit to Registration Statement on Form SB-2/A filed on April 23, 1999 and incorporated herein by reference.
(3)	Previously filed as exhibit to Current Report on Form 8-K filed on August 15, 2016 and incorporated herein by reference.
(4)	Previously filed as exhibit to Current Report on Form 8-K filed on May 29, 2016 and incorporated herein by reference.
(5)	Previously filed as exhibit to Current Report on Form 8-K filed on April 27, 2016 and incorporated herein by reference.
(6)	Previously filed as exhibit to Registration Statement on Form SB-2 filed on March 10, 1999 and incorporated herein by reference.
(7)	Previously filed as exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and incorporated herein by reference.
(8)	Previously filed as Appendix A to Schedule 14A filed on August 5, 2011 and incorporated herein by reference.
(9)	Previously filed as exhibit to Current Report on Form 8-K filed on July 13, 2017 and incorporated herein by reference.
(10)	Previously filed as exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 and incorporated herein by reference.
(11)	Previously filed as exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and incorporated by reference herein.
(12)	Previously filed as exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference.
(13)	Previously filed as exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and incorporated by reference herein.

(c)	No financial statement schedules are included because the information is either provided in the financial statements or is not required under the related instructions or is inapplicable and such schedules therefore have been omitted.

Item 16. 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Manhattan Bridge Capital, Inc.

By:	/s/ Assaf Ran
Assaf Ran, President, Chief Executive Officer and Chairman of the Board of Directors

Date: March 11, 2021

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Assaf Ran	President, Chief Executive	March 11, 2021
Assaf Ran	Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Vanessa Kao	Chief Financial Officer	March 11, 2021
Vanessa Kao	(Principal Financial and Accounting Officer)

/s/Lyron Bentovim	Director	March 11, 2021
Lyron Bentovim

/s/ Eran Goldshmit	Director	March 11, 2021
Eran Goldshmit

/s/ Michael Jackson	Director	March 11, 2021
Michael Jackson

/s/ Phillip Michals	Director	March 11, 2021
Phillip Michals

MANHATTAN BRIDGE CAPITAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Manhattan Bridge Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Manhattan Bridge Capital, Inc. and Subsidiary (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for credit losses as of January 1, 2020 due to the adoption of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements.”

Basis for Opinion

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Allowance for Credit Losses

As described in Note 1 – Significant Accounting Policies, to the consolidated financial statements, effective January 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)”. Upon adoption, the Company estimates and records an allowance for credit losses, if any, which represents credit losses expected over the remaining contractual life of its loans receivable. Management assessed the credit losses on its loans receivable primarily using the Weighted Average Remaining Maturity method along with consideration of other variables. Based on these assessments, the Company determined that there was no effect on the allowance for credit losses on January 1, 2020 due to the adoption of ASU 2016-13 and, as of December 31, 2020, no allowance for credit losses is required.

The allowance for credit losses was identified by us as a critical audit matter because of the extent of auditor judgment applied and significant audit effort to evaluate the significant subjective and complex judgments made by management throughout the initial adoption and subsequent application processes.

Addressing the critical audit matter involved performing procedures and evaluating audit evidence in connection with our overall opinion on the consolidated financial statements. These procedures included evaluating the appropriateness of the method and other variables used, testing the application of the method and other variables used, as well as testing the accuracy of data used with respect to the method and other variables. These procedures also included, with the assistance of outside valuation specialists, as well as utilization of independent empirical data, evaluating significant judgments applied by management in determining whether indicators of impairment were present, with respect to the Company’s loan portfolio and the underlying collateral, by obtaining evidence to corroborate such judgments and searching for evidence contrary to such judgments.

We have served as the Company’s auditors since 2007.

New York, New York

March 10, 2021

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2020 AND 2019

	2020	2019
Assets
Loans receivable	$58,097,970	$53,485,014
Interest receivable on loans	827,236	675,996
Cash	131,654	118,407
Cash - restricted	327,483	—
Other assets	66,566	53,218
Operating lease right-of-use asset, net	369,699	87,754
Deferred financing costs, net	22,807	22,637
Total assets	$59,843,415	$54,443,026

Liabilities and Stockholders’ Equity
Liabilities:
Line of credit	$20,308,873	$15,232,993
Senior secured notes (net of deferred financing costs of $397,327 and $472,413, respectively)	5,602,673	5,527,587
Deferred origination fees	367,638	322,119
Accounts payable and accrued expenses	168,940	151,823
Operating lease liability	372,907	91,025
Other liabilities	—	15,000
Dividends payable	1,058,194	1,159,061
Total liabilities	27,879,225	22,499,608

Commitments and contingencies
Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common shares - $.001 par value; 25,000,000 shares authorized; 9,882,058 issued; 9,619,945 and 9,658,844 outstanding, respectively	9,882	9,882
Additional paid-in capital	33,157,096	33,144,032
Treasury stock, at cost – 262,113 and 223,214 shares	(798,939)	(619,688)
Accumulated deficit	(403,849)	(590,808)
Total stockholders’ equity	31,964,190	31,943,418

Total liabilities and stockholders’ equity	$59,843,415	$54,443,026

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019

Interest income from loans	$5,988,622	$6,185,764
Origination fees	1,017,729	1,153,941
Total Revenue	7,006,351	7,339,705

Operating costs and expenses:
Interest and amortization of deferred financing costs	1,356,015	1,635,134
Referral fees	5,875	3,750
General and administrative expenses	1,434,438	1,202,739
Total operating costs and expenses	2,796,328	2,841,623

Income from operations	4,210,023	4,498,082
Other income	20,000	12,000
Loss on write-off of investment in privately held company	—	(15,000)
Income before income tax expense	4,230,023	4,495,082
Income tax expense	(645)	(572)
Net income	$4,229,378	$4,494,510

Basic and diluted net income per common share outstanding:
—Basic	$0.44	$0.47
—Diluted	$0.44	$0.47

Weighted average number of common shares outstanding
—Basic	9,631,296	9,658,147
—Diluted	9,631,296	9,659,285

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Cost	Deficit	Totals
Balance, January 1, 2019	9,874,191	$9,874	$33,110,536	218,214	$(590,234)	$(448,801)	$32,081,375
Exercise of warrants and options	7,867	8	20,432				20,440
Non cash compensation			13,064				13,064
Purchase of treasury shares				5,000	(29,454)		(29,454)
Dividends paid						(3,477,456)	(3,477,456)
Dividends declared and payable						(1,159,061)	(1,159,061)
Net income for the year ended December 31, 2019						4,494,510	4,494,510
Balance, December 31, 2019	9,882,058	$9,882	33,144,032	223,214	(619,688)	(590,808)	31,943,418
Non cash compensation			13,064				13,064
Purchase of treasury shares				38,899	(179,251)		(179,251)
Dividends paid						(2,984,225)	(2,984,225)
Dividends declared and payable						(1,058,194)	(1,058,194)
Net income for the year ended December 31, 2020						4,229,378	4,229,378
Balance, December 31, 2020	9,882,058	$9,882	$33,157,096	262,113	$(798,939)	$(403,849)	$31,964,190

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
Cash flows from operating activities:
Net income	$4,229,378	$4,494,510
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	102,017	94,489
Depreciation	1,135	1,414
Non cash compensation expense	13,064	13,064
Loss on write-off of investment in privately held company	—	15,000
Adjustment to operating lease right-of-use asset and liability	(62)	3,271
Changes in operating assets and liabilities
Interest receivable on loans	(180,911)	(79,219)
Other assets	(5,724)	3,499
Accounts payable and accrued expenses	17,117	(31,893)
Deferred origination fees	45,519	(82,557)
Net cash provided by operating activities	4,221,533	4,431,578

Cash flows from investing activities:
Issuance of short term loans	(43,719,304)	(48,053,965)
Collections received from loans	39,136,019	49,420,078
Release of loan holdback relating to mortgage receivable	(15,000)	—
Purchase of fixed assets	(8,759)	—
Net cash (used in) provided by investing activities	(4,607,044)	1,366,113

Cash flows from financing activities:
Proceeds from (repayments of) line of credit, net	5,075,880	(1,389,154)
Dividends paid	(4,143,286)	(4,636,173)
Purchase of treasury shares	(179,251)	(29,454)
Deferred financing costs incurred	(27,102)	—
Proceeds from exercise of stock options and warrants	—	20,440
Net cash provided by (used in) financing activities	726,241	(6,034,341)

Net increase (decrease) in cash and restricted cash	340,730	(236,650)
Cash and restricted cash, beginning of year	118,407	355,057
Cash and restricted cash, end of year	$459,137	$118,407

Supplemental Cash Flow Information:
Taxes paid during the year	$645	$572
Interest paid during the year	$1,264,533	$1,560,644
Operating leases paid during the year	$56,572	$52,571

Supplemental Information – Noncash Information:
Dividend declared and payable	$1,058,194	$1,159,061
Establishment of right-of-use asset and operating lease liability	$329,421	$135,270
Interest receivable converted to loans receivable in connection with forbearance agreements	$29,671	$—
Loan holdback relating to mortgage receivable	$—	$15,000

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management will base the use of estimates on (a) a preset number of assumptions that consider past experience, (b) future projections, and (c) general financial market conditions. Actual amounts could differ from those estimates.

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

Allowance for Credit Losses

Effective January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326)”. The ASU introduces a new credit loss methodology, Current Expected Credit Losses (“CECL”), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL methodology utilizes a lifetime “expected credit loss” methodology for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This method replaces the multiple existing impairment methods in current U.S. GAAP, which generally require a loss be incurred before it is recognized.

The Company estimates its CECL reserve primarily using the Weighted Average Remaining Maturity (“WARM”) method, which has been identified as an acceptable loss-rate method for estimating CECL reserves in the Financial Accounting Standards Board (“FASB”) Staff Q&A Topic 326, No.1. The WARM method requires reference to historic loss data taking into consideration expected economic conditions over the relevant timeframe. The Company applies the WARM method for the majority of its loan portfolio, which loans share similar risk characteristics.

Application of the WARM method to estimate a CECL reserve requires judgment, including (i) the appropriate historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, and (iii) the current credit quality of the Company’s loan portfolio and expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to the Company’s portfolio, the Company reviewed its historical loan performance, which includes zero realized loan losses since the inception of our business. In addition, the Company reviews each loan on a quarterly basis and evaluates the borrower’s ability to pay the monthly interest, the borrower’s likelihood of executing the original exit strategy, as well as the loan-to-value (LTV) ratio. Based on these analyses, the Company has determined that there was no effect on the allowance for credit losses on January 1, 2020 due to the adoption of ASU 2016-13 and, as of December 31, 2020, no allowance for credit losses is required. Failure to properly measure an allowance for credit losses could result in the overstatement of earnings and the carrying value of the loans receivable. Actual losses, if any, could differ significantly from estimated amounts.

Accrued interest receivable on loans receivable is excluded from the estimate of credit losses.

Income Taxes

The Company follows Accounting Standards Codification (“ASC”) 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740”), which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2020 and 2019, the Company has no material uncertain tax positions to be accounted for in the consolidated financial statements. The Company recognizes interest and penalties related to uncertain tax positions, if any, as part of income tax expense.

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

Deferred Financing Costs

The Company presents deferred financing costs, excluding those incurred in connection with its line of credit, in the consolidated balance sheet as a direct reduction from the related debt liability rather than an asset, in accordance with ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. These costs, incurred in connection with the issuance of the Company’s senior secured notes, are being amortized over ten years, using the straight-line method, as the difference between use of the effective interest method is not material.

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

Earnings Per Share (“EPS”)

Basic and diluted EPS are calculated in accordance with ASC 260, “Earnings Per Share”. Under ASC 260, basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution from the exercise of stock options and warrants for common shares using the treasury stock method.

The numerator in calculating both basic and diluted EPS for each year is the reported net income. The denominator is based on the following weighted average number of common shares:

	Years ended December 31,
	2020	2019
Basic weighted average common shares outstanding	9,631,296	9,658,147
Incremental shares for assumed exercise of warrants	0	1,138
Diluted weighted average common shares outstanding	9,631,296	9,659,285

33,612 and 42,124 vested warrants were not included in the diluted EPS calculation for the years ended December 31, 2020 and 2019, respectively, because their effect would have been anti-dilutive.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU modifies ASC 740 to remove certain exceptions and also add guidance to reduce complexity in certain areas. For companies that file with the Securities and Exchange Commission, the standard is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company believes the adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope.” ASU 2021-01 amends the scope of ASU 2020-04 and focuses on refining accounting relief for modifications made to certain derivatives and hedging contracts, such as interest rate swaps. The adoption of these guidances did not have a material impact on the Company’s consolidated financial statements.

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

For the years ended December 31, 2020 and 2019, the total amounts of $43,719,304 and $48,053,965, respectively, have been lent, offset by collections received from borrowers, under the commercial loans in the amount of $39,136,019 and $49,420,078, respectively. The face amounts of the loans the Company originated in the past seven years have ranged from a minimum of $30,000 to a maximum of $2,500,000. The Company’s board of directors established a policy limiting the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $3 million. The Company’s loans typically have a maximum initial term of 12 months and bear interest at a fixed rate of 9% to 14% per year. In addition, the Company usually receives origination fees, or “points,” ranging from 0% to 2% of the original principal amount of the loan as well as other fees relating to underwriting, funding and managing the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser), and in the case of construction financing, up to 80% of construction costs.

At December 31, 2020, the Company was committed to $4,597,731 in construction loans that can be drawn by the borrowers when certain conditions are met.

At December 31, 2020 and 2019, no one entity has loans outstanding representing more than 10% of the total balance of the loans outstanding.

The Company generally grants loans for a term of one year. When a performing loan reaches its maturity and the borrower requests an extension, the Company may extend the term of the loan beyond one year. Prior to granting an extension of any loan, the Company reevaluates the underlying collateral.

Credit Risk

Credit risk profile based on loan activity as of December 31, 2020 and 2019:

Performing loans	Developers- Residential	Developers- Commercial	Developers- Mixed Use	Total outstanding loans
December 31, 2020	$55,119,107	$1,564,863	$1,414,000	$58,097,970
December 31, 2019	$48,395,014	$1,975,000	$3,115,000	$53,485,014

At December 31, 2020, the Company’s loans receivable consisted of loans in the amount of $367,500, $1,594,463, $1,520,000, $5,026,571 and $15,099,018, originally due in 2016, 2017, 2018, 2019 and 2020, respectively. At December 31, 2019, the Company’s loans receivable consisted of loans in the amount of $360,000, $1,960,000, $3,190,000 and $11,877,515, originally due in 2016, 2017, 2018 and 2019, respectively.

During the second quarter of 2020, the Company agreed to grant forbearances, due to the COVID-19 pandemic, in an aggregate amount of approximately $30,000 to two of its long term borrowers deferring two to three months of interest payments to payoff. Since the date of the forbearance agreements, such borrowers have timely paid monthly interest.

In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans. Accordingly, at December 31, 2020, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof.

Subsequent to the balance sheet date, $8,040,863 of the loans receivable at December 31, 2020 were paid off, including $4,384,863 originally due in or before 2020.

5. Line of Credit

The Company has executed the Amended and Restated Credit and Security Agreement with Webster, Flushing Bank and Mizrahi, which provides for the Webster Credit Line. Currently, the Webster Credit Line provides the Company with a credit line of $32.5 million in the aggregate, secured by assignments of mortgages and other collateral. The Webster Credit Line contains various covenants and restrictions including, among other covenants and restrictions, limiting the amount that the Company can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans the Company makes to its customers, limiting the Company’s ability to pay dividends under certain circumstances, and limiting the Company’s ability to repurchase its common shares, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates. In addition, the Webster Credit Line contains a cross default provision which will deem any default under any indebtedness owed by us or our subsidiary, MBC Funding, as a default under the credit line.

Effective July 11, 2018, the Company entered into a Waiver and Amendment No. 1 to the Amended and Restated Credit Agreement (“Amendment No. 1”) with Webster, Flushing and Mr. Assaf Ran, the Company’s President and Chief Executive Officer, as guarantor. Pursuant to the terms of Amendment No. 1, the Webster Credit Line was increased by $5 million to $25 million in the aggregate. In addition, the interest rates relating to the Webster Credit Line were amended such that the interest rates now equal (i) LIBOR plus a premium, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.25% plus a 0.5% agency fee, as chosen by the Company for each drawdown. Amendment No. 1 also permits the Company to repurchase, redeem or otherwise retire its equity securities in an amount not to exceed ten percent of our annual net income from the prior fiscal year. In addition, Mr. Ran has provided a personal guaranty to the Webster Credit Line, which shall not exceed the sum of $500,000 plus any costs relating to the enforcement of the personal guaranty. Furthermore, on December 31, 2019, the Company entered into Amendment No. 2 to the Amended and Restated Credit and Security Agreement with Webster and Flushing to amend certain required fixed charge coverage requirements.

On February 25, 2020, the Company entered into Amendment No. 3 to the Amended and Restated Credit and Security Agreement (“Amendment No. 3”) with Webster, Flushing, Mizrahi, and Mr. Ran, as guarantor. Pursuant to the terms of Amendment No. 3, the Webster Credit Line was increased by $7.5 million to $32.5 million in the aggregate and the term of the Webster Credit Line was extended to February 28, 2023. Amendment No. 3 also provides that the Company may issue up to $20 million in bonds through its subsidiary, of which not more than $10 million of such bonds may be secured by mortgage notes receivable, and provided that the terms and conditions of such bonds are approved by Webster, subject to its reasonable discretion.

The costs to establish and amend the Webster Credit Line are being amortized over the term of the respective agreement, using the straight-line method. The amortization costs for the years ended December 31, 2020 and 2019 were $26,932 and $19,403, respectively.

The Company was in compliance with all covenants of the Webster Credit Line, as amended, as of December 31, 2020. At December 31, 2020, the outstanding amount under the Amended Credit Agreement was $20,308,873. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% Agency Fee, as of December 31, 2020, was approximately 4.14%.

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

MBC Funding may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the Noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium; provided that if the Notes are redeemed prior to April 22, 2021, the redemption price will be 101.5% of the principal amount of the Notes redeemed plus the accrued but unpaid interest on the Notes redeemed up to, but not including, the date of redemption. No Notes were redeemed by MBC Funding as of December 31, 2020.

Each Noteholder had the right to cause MBC Funding to redeem his, her or its Notes on April 22, 2021 by notifying MBC Funding in writing, no earlier than November 22, 2020 and no later than January 22, 2021. No Noteholder exercised such right during the required time frame and as such the Notes are no longer redeemable by the Noteholders.

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

The Company adopted another share buy back program on February 26, 2020 for the repurchase of up to 100,000 shares of the Company’s common stock. The Company purchased an aggregate of 38,899 common shares under this repurchase program, at an aggregate cost of approximately $179,000 during the first three quarters of 2020. No additional repurchases were made before the program expired on February 25, 2021.

8. Income Taxes

Income tax expense consists of the following:

	2020	2019
Current Taxes:
Federal	$—	$—
State	645	572
Income tax expense	$645	$572

9. Simple IRA Plan

On October 26, 2000, the board of directors approved a Simple IRA Plan (the “IRA Plan”) to attract and retain valuable executives. The IRA Plan allows for participation by up to 100 eligible employees of the Company. Under the IRA Plan, eligible employees may contribute a portion of their pre-tax yearly salary, up to the maximum contribution limit for Simple IRA Plans as set forth under the Internal Revenue Code of 1986, as amended, with the Company matching on a dollar-for-dollar basis up to 3% of the employees’ annual pre-tax compensation. These thresholds are subject to change under notice by the trustee for the IRA Plan. The Company is not responsible for any other costs under the IRA Plan. For the years ended December 31, 2020 and 2019 the Company contributed $16,942 and $11,945, respectively, as matching contributions to the IRA Plan.

10. Stock-Based Compensation

Stock based compensation expense recognized under ASC 718 for each of the years ended December 31, 2020 and 2019 of $13,064 reflects the amortization of the fair value of 1,000,000 restricted shares granted to the Company’s Chief Executive Officer on September 9, 2011 of $195,968, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value is being amortized over 15 years.

On August 15, 2016, in connection with a public offering of the Company’s common stock, the Company issued warrants to purchase up to 33,612 common shares, with an exercise price of $7.4375 per common share, to the representative of the underwriters of the offering (the “August 2016 Representative Warrants”). The warrants are exercisable at any time, and from time to time, in whole or in part, commencing on August 9, 2017 and expire on August 9, 2021. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $47,020. At December 31, 2020, all of the August 2016 Representative Warrants were outstanding.

11. Commitments and Contingencies

Operating Leases

On October 27, 2020, the Company amended its existing lease (the “Lease Amendment”) for its corporate headquarters located at 60 Cutter Mill Road, Great Neck, New York, to expand the office premises and to extend the term of the lease through November 30, 2027. Among other things, the Lease Amendment provides for gradual rent increases from approximately $4,500 per month during the first three years to $5,100 per month during the last year of the extension term.

As a result of the adoption of ASU 2016-02 effective January 1, 2019, the Company recorded a right-of-use asset and corresponding operating lease liability in an aggregate amount of $135,270, not including its share of its variable real estate taxes. The Company used a discount rate of 6.5% which it believes to be its incremental borrowing rate at the time. In November 2020, the Company recorded an additional right-of-use asset and corresponding operating lease liability of $329,421, not including its share of its variable real estate taxes, with a discount rate of 4.14% for the Lease Amendment.

At December 31, 2020, approximate future minimum lease payments, including mandatory fixed electricity charges, are as follows:

2021	$63,325
2022	63,326
2023	63,326
2024	61,526
2025	60,926
Thereafter	116,774
Total minimum lease payments	429,203
Less: amount representing interest	(56,296)
Present Value of Net Minimum Lease Payments	$372,907

Rent expense, including fixed electricity charges and variable real estate taxes, in the years 2020 and 2019 was approximately $56,000 and $52,000, respectively.

Employment Agreements

In March 1999, the Company entered into an employment agreement with Mr. Ran, pursuant to which: (i) Mr. Ran’s employment term renews automatically on June 30th of each year for successive one-year periods unless either party gives to the other written notice at least 180 days prior to June 30th of its intention to terminate the agreement; (ii) Mr. Ran receives a current annual base salary of $305,000 and annual bonuses as determined by the Compensation Committee of the board of directors, in its sole and absolute discretion, and is eligible to participate in all executive benefit plans established and maintained by us; and (iii) Mr. Ran agreed to a one-year non-competition period following the termination of his employment.

In October 2019, Mr. Ran voluntarily agreed to forgo his base salary in an aggregate amount of $50,833 for the months of November and December 2019, and therefore Mr. Ran’s annual base compensation for the years 2020 and 2019 was $305,000 and $254,167, respectively. In addition, the Compensation Committee approved an annual bonus of $80,000 to Mr. Ran in 2020.

12. COVID-19

As a result of the COVID-19 pandemic, the Company may experience difficulties collecting monthly interest on time from its borrowers, property values may decline and certain of the Company’s originated loans may need to be extended. For example, during the second quarter of 2020, two of the Company’s long term borrowers requested forbearance agreements, due to the impact of the COVID-19 pandemic, deferring two to three months of interest payments to payoff. The Company agreed to accommodate the requests and since the date of the forbearance agreements, such borrowers have timely paid their monthly interest. Since the onset of the COVID-19 pandemic, the Company has continued to originate loans as well as continued to service its existing loans, though the Company has observed lower demand for new loans. To date, the Company has not been materially impacted by the COVID-19 pandemic and will continue to closely monitor the impact of the COVID-19 pandemic on all aspects of its business. If the COVID-19 pandemic worsens in the geographic areas in which the Company operates, the pandemic could materially affect its financial and operational results.

13. Subsequent Events

Subsequent to the balance date, the Company’s board of directors has declared a quarterly dividend of $0.11 per share to be paid to all shareholders of record on April 9, 2021. The dividend will be paid on April 15, 2021.

