Form 10-Q
period 2021-03-31
MANHATTAN BRIDGE CAPITAL, INC
filed 2021-04-14
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________________ to ________________________________

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

As of April 14, 2021, the registrant had a total of 9,619,945 shares of Common Stock, $.001 par value per share, outstanding.

MANHATTAN BRIDGE CAPITAL, INC.
TABLE OF CONTENTS

Forward Looking Statements

This report contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the words “believe,” “expect,” “intend,” “estimate” and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial condition and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements”), including but not limited to the following: (i) our loan origination activities, revenues and profits are limited by available funds; (ii) we operate in a highly competitive market and competition may limit our ability to originate loans with favorable interest rates; (iii) our Chief Executive Officer is critical to our business and our future success may depend on our ability to retain him; (iv) if we overestimate the yields on our loans or incorrectly value the collateral securing the loan, we may experience losses; (v) we may be subject to “lender liability” claims; (vi) our due diligence may not uncover all of a borrower’s liabilities or other risks to its business; (vii) borrower concentration could lead to significant losses; (viii) we may choose to make distributions in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive and (ix) if the effect of the COVID-19 pandemic on our business is greater than anticipated. The accompanying information contained in this report, including the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” identifies important factors that could cause such differences. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

All references in this Form 10-Q to “Company,” “we,” “us,” or “our” refer to Manhattan Bridge Capital, Inc. and its wholly-owned subsidiary, MBC Funding II Corp., unless the context otherwise indicates.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)	(audited)
Assets
Loans receivable	$58,490,238	$58,097,970
Interest receivable on loans	915,132	827,236
Cash	205,834	131,654
Cash - restricted	—	327,483
Other assets	80,977	66,566
Operating lease right-of-use asset, net	356,535	369,699
Deferred financing costs, net	17,315	22,807
Total assets	$60,066,031	$59,843,415

Liabilities and Stockholders’ Equity
Liabilities:
Line of credit	$20,441,047	$20,308,873
Senior secured notes (net of deferred financing costs of $378,556 and $397,327, respectively)	5,621,444	5,602,673
Deferred origination fees	438,927	367,638
Accounts payable and accrued expenses	130,353	168,940
Operating lease liability	360,935	372,907
Dividends payable	—	1,058,194
Total liabilities	26,992,706	27,879,225

Commitments and contingencies
Stockholders’ equity:
Preferred stock - $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock - $.001 par value; 25,000,000 shares authorized; 9,882,058 issued; 9,619,945 outstanding	9,882	9,882
Additional paid-in capital	33,160,362	33,157,096
Treasury stock, at cost – 262,113 shares	(798,939)	(798,939)
Retained earnings (accumulated deficit)	702,020	(403,849)
Total stockholders’ equity	33,073,325	31,964,190
Total liabilities and stockholders’ equity	$60,066,031	$59,843,415

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2021	2020

Interest income from loans	$1,442,814	$1,473,544
Origination fees	286,473	237,442
Total revenue	1,729,287	1,710,986
Operating costs and expenses:
Interest and amortization of deferred financing costs	317,186	352,442
Referral fees	1,751	542
General and administrative expenses	308,981	344,780
Total operating costs and expenses	627,918	697,764

Income from operations	1,101,369	1,013,222
Other income	4,500	3,000
Net income	$1,105,869	$1,016,222

Basic and diluted net income per common share outstanding:
—Basic	$0.12	$0.11
—Diluted	$0.12	$0.11

Weighted average number of common shares outstanding:
—Basic	9,619,945	9,652,539
—Diluted	9,619,945	9,652,753

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Common Stock		Additional Paid-in	Treasury Stock		(Accumulated Deficit) Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Totals
Balance, January 1, 2021	9,882,058	$9,882	$33,157,096	262,113	$(798,939)	$(403,849)	$31,964,190
Non-cash compensation			3,266				3,266
Net income						1,105,869	1,105,869
Balance, March 31, 2021	9,882,058	$9,882	$33,160,362	262,113	$(798,939)	$702,020	$33,073,325

FOR THE THREE MONTHS ENDED MARCH 31, 2020

	Common Stock		Additional Paid-in	Treasury Stock		(Accumulated Deficit) Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Totals
Balance, January 1, 2020	9,882,058	$9,882	$33,144,032	223,214	$(619,688)	$(590,808)	$31,943,418
Non-cash compensation			3,266				3,266
Purchase of treasury shares				26,609	(131,036)		(131,036)
Net income						1,016,222	1,016,222
Balance, March 31, 2020	9,882,058	$9,882	$33,147,298	249,823	$(750,724)	$425,414	$32,831,870

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$1,105,869	$1,016,222
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	24,263	24,375
Adjustment to operating lease right-of-use asset and liability	1,192	(261)
Depreciation	587	283
Non-cash compensation expense	3,266	3,266
Changes in operating assets and liabilities:
Interest receivable on loans	(87,896)	(40,922)
Other assets	(14,998)	(19,683)
Accounts payable and accrued expenses	(38,587)	13,463
Deferred origination fees	71,289	132,369
Net cash provided by operating activities	1,064,985	1,129,112

Cash flows from investing activities:
Issuance of short term loans	(9,659,678)	(16,082,435)
Collections received from loans	9,267,410	12,753,380
Release of loan holdback relating to mortgage receivable	—	(15,000)
Purchase of fixed assets	—	(923)
Net cash used in investing activities	(392,268)	(3,344,978)

Cash flows from financing activities:
Proceeds from line of credit, net	132,174	3,627,220
Dividend paid	(1,058,194)	(1,159,061)
Purchase of treasury shares	—	(131,036)
Deferred financing costs incurred	—	(27,102)
Net cash (used in) provided by financing activities	(926,020)	2,310,021

Net (decrease) increase in cash	(253,303)	94,155
Cash and restricted cash, beginning of year	459,137	118,407
Cash and restricted cash, end of period	$205,834	$212,562

Supplemental Cash Flow Information:
Interest paid during the period	$302,160	$328,871
Operating leases paid during the period	$15,849	$13,604

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

1. THE COMPANY

The accompanying unaudited consolidated financial statements of Manhattan Bridge Capital, Inc. (“MBC”), a New York corporation founded in 1989, and its consolidated subsidiary, MBC Funding II Corp. (“MBC Funding II”), a New York corporation formed in December 2015 (collectively referred to herein as the “Company”) have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2020 and the notes thereto included in the Company’s Annual Report on Form 10-K. Results of consolidated operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year.

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

2. RECENT TECHNICAL ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

At March 31, 2021, the Company was committed to $4,513,053 in construction loans that can be drawn by the borrowers when certain conditions are met.

At March 31, 2021, no one entity has loans outstanding representing more than 10% of the total balance of the loans outstanding.

The Company generally grants loans for a term of one year. When a performing loan reaches its maturity and the borrower requests an extension, the Company may extend the term of the loan beyond one year. Prior to granting an extension of any loan, the Company reevaluates the underlying collateral.

Credit Risk

Credit risk profile based on loan activity as of March 31, 2021 and December 31, 2020:

Performing loans	Developers- Residential	Developers- Commercial	Developers- Mixed Used	Total outstanding loans
March 31, 2021	$53,611,238	$2,915,000	$1,964,000	$58,490,238
December 31, 2020	$55,119,107	$1,564,863	$1,414,000	$58,097,970

At March 31, 2021, the Company’s loans receivable consisted of loans in the amount of $367,500, $1,594,463, $1,120,000, $3,726,708 and $12,128,621, originally due in 2016, 2017, 2018, 2019 and 2020, respectively. In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans. At March 31, 2021, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof.

Subsequent to the balance sheet date, $1,035,000 of the loans receivable at March 31, 2021 were paid off, including $345,000 originally due in 2020.

5. LINE OF CREDIT

The Company executed an Amended and Restated Credit and Security Agreement, as amended (the “Amended and Restated Credit Agreement”), with Webster Business Credit Corporation (“Webster”), Flushing Bank (“Flushing”) and Mizrahi Tefahot Bank Ltd (“Mizrahi”), which established the Company’s credit line (the “Webster Credit Line”). Currently, the Webster Credit Line provides the Company with a credit line of $32.5 million in the aggregate until February 28, 2023, secured by assignments of mortgages and other collateral. The Webster Credit Line contains various covenants and restrictions including, among other covenants and restrictions, limiting the amount that the Company can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans the Company makes to its customers, limiting the Company’s ability to pay dividends under certain circumstances, and limiting the Company’s ability to repurchase its common shares, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates. In addition, the Webster Credit Line contains a cross default provision which will deem any default under any indebtedness owed by us or our subsidiary, MBC Funding II, as a default under the credit line.

The interest rates relating to the Webster Credit Line equal (i) LIBOR plus a premium, which rate aggregated approximately 4.11%, including a 0.5% agency fee, as of March 31, 2021, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.25% plus a 0.5% agency fee, as chosen by the Company for each drawdown. Under the Amended and Restated Credit Agreement, the Company may repurchase, redeem or otherwise retire its equity securities in an amount not to exceed ten percent of our annual net income from the prior fiscal year. Further, the Company may issue up to $20 million in bonds through its subsidiary, of which not more than $10 million of such bonds may be secured by mortgage notes receivable, and provided that the terms and conditions of such bonds are approved by Webster, subject to its reasonable discretion. In addition, Mr. Ran has provided a personal guaranty to the Webster Credit Line, which shall not exceed the sum of $500,000 plus any costs relating to the enforcement of the personal guaranty.

The Company was in compliance with all covenants of the Webster Credit Line, as amended, as of March 31, 2021. At March 31, 2021, the outstanding amount under the Amended Credit Agreement was $20,441,047. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% Agency Fee, as of March 31, 2021, was approximately 4.11%.

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

Under the terms of the Indenture, the aggregate outstanding principal balance of the mortgage loans held by MBC Funding II, together with MBC Funding II’s cash on hand, must always equal at least 120% of the aggregate outstanding principal amount of the Notes at all times. To the extent the aggregate principal amount of the mortgage loans owned by MBC Funding II plus MBC Funding II’s cash on hand is less than 120% of the aggregate outstanding principal balance of the Notes, MBC Funding II is required to repay, on a monthly basis, the principal amount of the Notes equal to the amount necessary such that, after giving effect to such repayment, the aggregate principal amount of all mortgage loans owned by MBC Funding II plus, MBC Funding II’s cash on hand at such time is equal to or greater than 120% of the outstanding principal amount of the Notes. For this purpose, each mortgage loan is deemed to have a value equal to its outstanding principal balance, unless the borrower is in default of its obligations.

MBC Funding II may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the Noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium; provided that if the Notes are redeemed prior to April 22, 2021, the redemption price will be 101.5% of the principal amount of the Notes redeemed plus the accrued but unpaid interest on the Notes redeemed up to, but not including, the date of redemption. No Notes were redeemed by MBC Funding II as of March 31, 2021.

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

7. EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are calculated in accordance with Accounting Standards Codification 260, “Earnings Per Share” (“ASC 260”). Under ASC 260, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the potential dilution from the exercise of stock options and warrants for common shares using the treasury stock method. The numerator in calculating both basic and diluted earnings per common share for each period is the reported net income.

The denominator is based on the following weighted average number of common shares:

	Three Months Ended March 31,
	2021	2020
Basic weighted average common shares outstanding	9,619,945	9,652,539
Incremental shares for assumed exercise of warrants	0	214
Diluted weighted average common shares outstanding	9,619,945	9,652,753

Vested warrants to purchase 33,612 and 43,048 common shares were not included in the diluted earnings per share calculation for the three month periods ended March 31, 2021 and 2020, respectively, because their effect would have been anti-dilutive.

8. STOCK – BASED COMPENSATION

Stock based compensation expense recognized under ASC 718, “Compensation-Stock Compensation,” for each of the three month periods ended March 31, 2021 and 2020 of $3,266 represents the amortization of the fair value of 1,000,000 restricted shares granted to the Company’s Chief Executive Officer on September 9, 2011 of $195,968, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value is being amortized over 15 years.

On August 15, 2016, in connection with a public offering of the Company’s common stock, the Company issued warrants to purchase up to 33,612 common shares, with an exercise price of $7.4375 per common share, to the representative of the underwriters of the offering (the “August 2016 Representative Warrants”). The warrants are exercisable at any time, and from time to time, in whole or in part, commencing on August 9, 2017 and expire on August 9, 2021. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $47,020. At March 31, 2021 all of the August 2016 Representative Warrants were outstanding.

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

Since commencing this business in 2007, we have made approximately 950 loans and never foreclosed on a property. We currently manage approximately 130 loans. In addition, none of our loans have ever gone into default although sometimes we have renewed or extended our loans to enable the borrower to avoid premature sale or refinancing of the property. When we renew or extend a loan, we receive additional “points” and other fees.

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

Since the onset of the COVID-19 pandemic, we have continued to originate loans as well as continued to service our existing loans, though we have observed lower demand for new loans. In addition, we may experience difficulties collecting the monthly interest on time, property values may decline and certain of our originated loans may need to be extended, though to date we have not experienced many borrowers requiring such accommodations. In addition, due to market conditions and intense competition in the market, we have begun to charge our customers lower interest rates and origination fees charged on loans. We have also seen a lower demand of new loans resulting from the COVID-19 pandemic. To date, we have not been materially impacted by the COVID-19 pandemic and will continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business.

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

For the three month periods ended March 31, 2021 and 2020, the total amounts of $9,659,678 and $16,082,435, respectively, have been lent, offset by collections received from borrowers under our commercial loans in the amounts of $9,267,410 and $12,753,380, respectively.

At March 31, 2021, we were committed to $4,513,053 in construction loans that can be drawn by our borrowers when certain conditions are met.

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

Results of Operations

Three months ended March 31, 2021 compared to three months ended March 31, 2020

Total revenue

Total revenues for the three months ended March 31, 2021 were approximately $1,729,000 compared to approximately $1,711,000 for the three months ended March 31, 2020, an increase of $18,000, or 1.0%. For the three months ended March 31, 2021, approximately $1,443,000 of our revenue represents interest income on secured commercial loans that we offer to small businesses, compared to approximately $1,474,000 for the same period in 2020, and approximately $286,000 and $237,000, respectively, represent origination fees on such loans. The loans are principally secured by collateral consisting of real estate and, generally, accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for the three months ended March 31, 2021 were approximately $317,000 compared to approximately $352,000 for the three months ended March 31, 2020, a decrease of $35,000, or 9.9%. The decrease in interest and amortization of deferred financing costs was primarily attributable to decreased interest expense due to lower LIBOR rates (See Note 5 to the consolidated financial statements included elsewhere in this quarterly report).

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2021 were approximately $309,000 compared to approximately $345,000 for the three months ended March 31, 2020, a decrease of $36,000, or 10.4%. The decrease is primarily attributable to decreases in payroll and advertising expenses, as well as a special bonus paid to our Chief Financial Officer in 2020, offset by an increase in insurance expense.

Net income

Net income for the three months ended March 31, 2021 was approximately $1,106,000 compared to approximately $1,016,000 for the three months ended March 31, 2020, an increase of $90,000, or 8.9%. This increase is primarily attributable to the decreases in interest expense and in general and administrative expenses.

Liquidity and Capital Resources

At March 31, 2021, we had cash of approximately $206,000 compared to cash of approximately $132,000 at December 31, 2020 (not including restricted cash, which mainly represents collections received, pending check clearance, from the Company’s commercial loans and is primarily dedicated to the reduction of the Webster Credit Line).

For the three months ended March 31, 2021, net cash provided by operating activities was approximately $1,065,000, compared to approximately $1,129,000 for the three months ended March 31, 2020. The decrease in net cash provided by operating activities primarily resulted from the increase in interest receivable on loans and the decrease in accrued expenses, offset by the increases in net income and in deferred origination fees.

For the three months ended March 31, 2021, net cash used in investing activities was approximately $392,000, compared to approximately $3,345,000 for the three months ended March 31, 2020. Net cash used in investing activities for the three months ended March 31, 2021 consisted of the issuance of commercial loans of approximately $9,660,000, offset by the collection of our commercial loans of approximately $9,267,000. Net cash used in investing activities for the three months ended March 31, 2020 mainly consisted of the issuance of commercial loans of approximately $16,082,000 and the release of loan holdback of $15,000, offset by the collection of our commercial loans of approximately $12,753,000.

For the three months ended March 31, 2021, net cash used in financing activities was approximately $926,000, compared to approximately $2,310,000 of net cash provided by financing activities for the three months ended March 31, 2020. Net cash used in financing activities for the three months ended March 31, 2021 reflects a dividend payment of approximately $1,058,000, offset by the net proceeds from the Webster Credit Line of an aggregate of approximately $132,000. Net cash provided by financing activities for the three months ended March 31, 2020 reflects the net proceeds from the Webster Credit Line of an aggregate of approximately $3,627,000, offset by a dividend payment of approximately $1,159,000, the purchase of treasury shares of approximately $131,000 and deferred financing costs of approximately $27,000.

We maintain the Webster Credit Line which currently provides us with a credit line of $32.5 million in the aggregate until February 28, 2023 secured by assignments of mortgages and other collateral. On August 8, 2017, we entered into the Amended and Restated Credit Agreement, which provides for the current Webster Credit Line.

The interest rates relating to Webster Credit Line equal (i) LIBOR plus a premium, which rate aggregated approximately 4.11%, including a 0.5% agency fee, as of March 31, 2021, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.25% plus a 0.5% agency fee, as chosen by the Company for each drawdown. Under the Amended and Restated Credit Agreement, the Company may repurchase, redeem or otherwise retire its equity securities in an amount not to exceed ten percent of our annual net income from the prior fiscal year. Further, the Company may issue up to $20 million in bonds through its subsidiary, of which not more than $10 million of such bonds may be secured by mortgage notes receivable, and provided that the terms and conditions of such bonds sare approved by Webster, subject to its reasonable discretion. In addition, Mr. Ran has provided a personal guaranty to the Webster Credit Line, which shall not exceed the sum of $500,000 plus any costs relating to the enforcement of the personal guaranty.

We were in compliance with all covenants of the Webster Credit Line, as amended, as of March 31, 2021. At March 31, 2021, the outstanding amount under the Amended and Restated Credit Agreement was $20,441,047. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% agency fee, at March 31, 2021 was approximately 4.11%.

As of March 31, 2021, MBC Funding II has $6,000,000 of outstanding principal amount of Notes. The Notes mature on April 22, 2026, unless redeemed earlier, and accrue interest at a rate of 6% per annum commencing on May 16, 2016 and will be payable monthly, in arrears, in cash, on the 15th day of each calendar month, commencing June 2016.

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

The Notes are secured by a first priority lien on all of MBC Funding II’s assets, including, primarily, mortgage notes, mortgages and other transaction documents entered into in connection with first mortgage loans originated and funded by us, which MBC Funding II acquired from MBC pursuant to an asset purchase agreement. MBC Funding II may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium; provided that if the Notes are redeemed prior to April 22, 2021, the redemption price will be 101.5% of the principal amount of the Notes redeemed plus the accrued but unpaid interest on the Notes redeemed up to, but not including, the date of redemption. No Notes were redeemed by MBC Funding II as of March 31, 2021.

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

As a result of the COVID-19 pandemic, we have experienced a slowdown in the deployment of capital and lower demand for new loans. However, to date, we have not been materially impacted by the COVID-19 pandemic and have not experienced any material disruptions in our business operations. We will continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business. If the COVID-19 pandemic worsens in the New York area in which we operate, the pandemic could materially affect our financial and operational results.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Manhattan Bridge Capital, Inc. (Registrant)

Date: April 14, 2021	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: April 14, 2021	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

