Form 10-Q
period 2021-06-30
MANHATTAN BRIDGE CAPITAL, INC
filed 2021-07-23
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of July 23, 2021, the Issuer had a total of 11,494,945 common shares, $.001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)	(audited)
Assets
Loans receivable	$53,385,871	$58,097,970
Interest receivable on loans	915,738	827,236
Cash	153,187	131,654
Cash - restricted	—	327,483
Other assets	140,932	66,566
Operating lease right-of-use asset, net	343,566	369,699
Deferred financing costs, net	15,056	22,807
Total assets	$54,954,350	$59,843,415

Liabilities and Stockholders’ Equity
Liabilities:
Line of credit	$15,397,115	$20,308,873
Senior secured notes (net of deferred financing costs of $359,784 and $397,327, respectively)	5,640,216	5,602,673
Deferred origination fees	357,753	367,638
Accounts payable and accrued expenses	133,912	168,940
Operating lease liability	348,835	372,907
Dividends payable	—	1,058,194
Total liabilities	21,877,831	27,879,225

Commitments and contingencies
Stockholders’ equity:
Preferred stock - $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock - $.001 par value; 25,000,000 shares authorized; 9,882,058 issued; 9,619,945 outstanding	9,882	9,882
Additional paid-in capital	33,163,628	33,157,096
Treasury stock, at cost – 262,113 shares	(798,939)	(798,939)
Retained earnings (accumulated deficit)	701,948	(403,849)
Total stockholders’ equity	33,076,519	31,964,190
Total liabilities and stockholders’ equity	$54,954,350	$59,843,415

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income from loans	$1,423,759	$1,490,395	$2,866,573	$2,963,940
Origination fees	289,670	250,791	576,143	488,233
Total revenue	1,713,429	1,741,186	3,442,716	3,452,173

Operating costs and expenses:
Interest and amortization of deferred financing costs	316,915	326,247	634,101	678,689
Referral fees	2,643	1,386	4,394	1,928
General and administrative expenses	339,602	318,726	648,583	663,507
Total operating costs and expenses	659,160	646,359	1,287,078	1,344,124
Income from operations	1,054,269	1,094,827	2,155,638	2,108,049
Other income	4,500	3,000	9,000	6,000
Income before income tax expense	1,058,769	1,097,827	2,164,638	2,114,049
Income tax expense	(647)	(645)	(647)	(645)
Net income	$1,058,122	$1,097,182	$2,163,991	$2,113,404

Basic and diluted net income per common share outstanding:
—Basic	$0.11	$0.11	$0.22	$0.22
—Diluted	$0.11	$0.11	$0.22	$0.22

Weighted average number of common shares outstanding:
—Basic	9,619,945	9,628,405	9,619,945	9,640,146
—Diluted	9,619,945	9,628,405	9,619,945	9,640,146

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2021

	Common Shares		Additional Paid in Capital	Treasury Stock		Retained Earnings	Totals
	Shares	Amount		Shares	Cost
Balance, April 1, 2021	9,882,058	$9,882	$33,160,362	262,113	$(798,939)	$702,020	$33,073,325
Non - cash compensation			3,266				3,266
Dividends paid						(1,058,194)	(1,058,194)
Net income						1,058,122	1,058,122
Balance, June 30, 2021	9,882,058	$9,882	$33,163,628	262,113	$(798,939)	$701,948	$33,076,519

FOR THE THREE MONTHS ENDED JUNE 30, 2020

	Common Shares		Additional Paid in Capital	Treasury Stock		Retained Earnings	Totals
	Shares	Amount		Shares	Cost
Balance, April 1, 2020	9,882,058	$9,882	$33,147,298	249,823	$(750,724)	$425,414	$32,831,870
Purchase of treasury shares				5,390	(20,835)		(20,835)
Non - cash compensation			3,266				3,266
Dividends paid						(1,059,546)	(1,059,546)
Net income						1,097,182	1,097,182
Balance, June 30, 2020	9,882,058	$9,882	$33,150,564	255,213	$(771,559)	$463,050	$32,851,937

FOR THE SIX MONTHS ENDED JUNE 30, 2021

	Common Shares		Additional Paid in Capital	Treasury Stock		Accumulated Deficit (Retained Earnings)	Totals
	Shares	Amount		Shares	Cost
Balance, January 1, 2021	9,882,058	$9,882	$33,157,096	262,113	$(798,939)	$(403,849)	$31,964,190
Non - cash compensation			6,532				6,532
Dividends paid						(1,058,194)	(1,058,194)
Net income						2,163,991	2,163,991
Balance, June 30, 2021	9,882,058	$9,882	$33,163,628	262,113	$(798,939)	$701,948	$33,076,519

FOR THE SIX MONTHS ENDED JUNE 30, 2020

	Common Shares		Additional Paid in Capital	Treasury Stock		Accumulated Deficit (Retained Earnings)	Totals
	Shares	Amount		Shares	Cost
Balance, January 1, 2020	9,882,058	$9,882	$33,144,032	223,214	$(619,688)	$(590,808)	$31,943,418
Non - cash compensation			6,532				6,532
Purchase of treasury shares				31,999	(151,871)		(151,871)
Dividends paid						(1,059,546)	(1,059,546)
Net income						2,113,404	2,113,404
Balance, June 30, 2020	9,882,058	$9,882	$33,150,564	255,213	$(771,559)	$463,050	$32,851,937

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$2,163,991	$2,113,404
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	45,294	50,256
Adjustment to operating lease right-of-use asset and liability	2,060	(200)
Depreciation	1,153	548
Non-cash compensation expense	6,532	6,532
Changes in operating assets and liabilities:
Interest receivable on loans	(88,502)	(124,303)
Other assets	(56,768)	(65,316)
Accounts payable and accrued expenses	(35,028)	(32,015)
Deferred origination fees	(9,885)	39,513
Net cash provided by operating activities	2,028,847	1,988,419

Cash flows from investing activities:
Issuance of short term loans	(15,567,677)	(21,798,160)
Collections received from loans	20,279,776	19,455,628
Release of loan holdback relating to mortgage receivable	—	(15,000)
Purchase of fixed assets	—	(923)
Net cash provided by (used in) investing activities	4,712,099	(2,358,455)

Cash flows from financing activities:
(Repayment of) proceeds from line of credit, net	(4,911,758)	2,843,235
Dividends paid	(2,116,388)	(2,218,607)
Pre-offering costs incurred	(18,750)	—
Purchase of treasury shares	—	(151,871)
Deferred financing costs incurred	—	(27,102)
Net cash (used in) provided by financing activities	(7,046,896)	445,655

Net (decrease) increase in cash	(305,950)	75,619
Cash and restricted cash, beginning of year	459,137	118,407
Cash and restricted cash, end of period	$153,187	$194,026

Supplemental Cash Flow Information:
Taxes paid during the period	$647	$645
Interest paid during the period	$603,869	$650,130
Operating leases paid during the period	$31,719	$27,227

Supplemental Information – Noncash Information:
Interest receivable converted to loans receivable in connection with forbearance agreements	$—	$29,671

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021

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

At June 30, 2021, the Company was committed to $5,386,053 in construction loans that can be drawn by the borrowers when certain conditions are met.

At June 30, 2021, no one entity has loans outstanding representing more than 10% of the total balance of the loans outstanding.

The Company generally grants loans for a term of one year. When a performing loan reaches its maturity and the borrower requests an extension, the Company may extend the term of the loan beyond one year. Prior to granting an extension of any loan, the Company reevaluates the underlying collateral.

Credit Risk

Credit risk profile based on loan activity as of June 30, 2021 and December 31, 2020:

Performing loans	Developers- Residential	Developers- Commercial	Developers- Mixed Used	Total outstanding loans
June 30, 2021	$48,126,871	$3,175,000	$2,084,000	$53,385,871
December 31, 2020	$55,119,107	$1,564,863	$1,414,000	$58,097,970

At June 30, 2021, the Company’s loans receivable consisted of loans in the amount of $367,500, $1,052,400, $1,120,000, $2,854,000 and $10,266,025, originally due in 2016, 2017, 2018, 2019 and 2020, respectively. In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans. At June 30, 2021, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof.

Subsequent to the balance sheet date, approximately $2,011,000 of the loans receivable at June 30, 2021 were paid off, including $705,000 originally due in 2020.

5. LINE OF CREDIT

The Company executed an Amended and Restated Credit and Security Agreement, as amended (the “Amended and Restated Credit Agreement”), with Webster Business Credit Corporation (“Webster”), Flushing Bank (“Flushing”) and Mizrahi Tefahot Bank Ltd (“Mizrahi” and together with Webster and Flushing, the “Lenders”), which established the Company’s credit line (the “Webster Credit Line”). Currently, the Webster Credit Line provides the Company with a credit line of $32.5 million in the aggregate until February 28, 2023, secured by assignments of mortgages and other collateral. The Webster Credit Line contains various covenants and restrictions including, among other covenants and restrictions, limiting the amount that the Company can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans the Company makes to its customers, limiting the Company’s ability to pay dividends under certain circumstances, and limiting the Company’s ability to repurchase its common shares, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates. In addition, the Webster Credit Line contains a cross default provision which will deem any default under any indebtedness owed by us or our subsidiary, MBC Funding II, as a default under the credit line.

The interest rates relating to the Webster Credit Line equal (i) LIBOR plus a premium, which rate aggregated approximately 4.1%, including a 0.5% agency fee, as of June 30, 2021, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.25% plus a 0.5% agency fee, as chosen by the Company for each drawdown. Under the Amended and Restated Credit Agreement, the Company may repurchase, redeem or otherwise retire its equity securities in an amount not to exceed ten percent of our annual net income from the prior fiscal year. Further, the Company may issue up to $20 million in bonds through its subsidiary, of which not more than $10 million of such bonds may be secured by mortgage notes receivable, and provided that the terms and conditions of such bonds are approved by Webster, subject to its reasonable discretion. In addition, Mr. Ran has provided a personal guaranty to the Webster Credit Line, which shall not exceed the sum of $500,000 plus any costs relating to the enforcement of the personal guaranty.

The Company was in compliance with all covenants of the Webster Credit Line, as amended, as of June 30, 2021. At June 30, 2021, the outstanding amount under the Amended Credit Agreement was $15,397,115. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% Agency Fee, as of June 30, 2021, was approximately 4.1%.

On July 2, 2021, the Company entered into a consent and amendment letter agreement, with respect to the Amended and Restated Credit Agreement, with the Lenders and Assaf Ran, as guarantor, to amend the definition of “Change of Control” to provide that Mr. Ran would be required to own at least 20%, instead of 27%, of the equity interests of the Company, on a fully diluted basis.

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

MBC Funding II may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the Noteholders. No Notes were redeemed by MBC Funding II as of June 30, 2021.

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

The denominator is based on the following weighted average number of common shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic weighted average common shares outstanding	9,619,945	9,628,405	9,619,945	9,640,146
Incremental shares for assumed exercise of warrants	—	—	—	—
Diluted weighted average common shares outstanding	9,619,945	9,628,405	9,619,945	9,640,146

For each of the three and six months ended June 30, 2021 and 2020, vested warrants to purchase 33,612 common shares were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

8. STOCK – BASED COMPENSATION

Stock based compensation expense recognized under ASC 718, “Compensation – Stock Compensation,” for each of the six month periods ended June 30, 2021 and 2020 of $6,532 represents the amortization of the fair value of 1,000,000 restricted shares granted to the Company’s Chief Executive Officer on September 9, 2011 of $195,968, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value is being amortized over 15 years.

On August 15, 2016, in connection with a public offering of the Company’s common stock, the Company issued warrants to purchase up to 33,612 common shares, with an exercise price of $7.4375 per common share, to the representative of the underwriters of the offering (the “August 2016 Representative Warrants”). The warrants are exercisable at any time, and from time to time, in whole or in part, commencing on August 9, 2017 and expire on August 9, 2021. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $47,020. At June 30, 2021, all of the August 2016 Representative Warrants were outstanding.

9. SUBSEQUENT EVENT

On July 9, 2021, the Company completed an underwritten public offering of 1,875,000 of its common shares at a public offering price of $7.20 per share (the “Offering”). The gross proceeds raised by the Company from the Offering were $13,500,000 before deducting underwriting discounts and commissions and other estimated offering expenses. The total net proceeds from the Offering of approximately $12,354,000 were used to reduce the outstanding balance of the Webster Credit Line. The Company granted the underwriters a 30-day option to purchase up to an additional 281,250 common shares to cover over-allotments, if any.

10. COVID-19

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

We are a New York-based real estate finance company that specializes in originating, servicing and managing a portfolio of first mortgage loans. We offer short-term, secured, non-bank loans (sometimes referred to as “hard money” loans), which we may renew or extend on, before or after their initial term expires, to real estate investors to fund their acquisition, renovation, rehabilitation or improvement of properties located in the New York metropolitan area, including New Jersey and Connecticut, and in Florida.

The properties securing the loans are generally classified as residential or commercial real estate and, typically, are not income producing. Each loan is secured by a first mortgage lien on real estate. In addition, each loan is personally guaranteed by the principal(s) of the borrower, which guarantee may be collaterally secured by a pledge of the guarantor’s interest in the borrower. The face amount of the loans we originated during the past seven years ranged from $30,000 to a maximum of $2.5 million. Our lending policy limits the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $3 million. Our loans typically have a maximum initial term of 12 months and bear interest at a fixed rate of 9% to 14% per year. In addition, we usually receive origination fees or “points” ranging from 0% to 2% of the original principal amount of the loan as well as other fees relating to underwriting and funding the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser) and in the case of construction financing, it is typically up to 80% of construction costs.

Since commencing this business in 2007, we have made approximately 960 loans and never foreclosed on a property. We believe that we maintain a lower debt-to-equity ratio, compared to our peers. We currently manage a portfolio of approximately 110 loans secured primarily by residential properties. In addition, none of our loans have ever gone into default, although sometimes we have renewed or extended our loans to enable the borrower to avoid premature sale or refinancing of the property. When we renew or extend a loan we receive additional “points” and other fees.

Our primary business objective is to grow our loan portfolio while protecting and preserving capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term through dividends and stock price appreciation. We intend to achieve this objective by continuing to selectively originate loans and carefully manage our portfolio of first mortgage real estate loans in a manner designed to generate attractive risk-adjusted returns across a variety of market conditions and economic cycles. We believe that the demand for relatively small loans secured by residential and commercial real estate held for investment around the New York metropolitan market, including New Jersey and Connecticut, and in the Florida market remains relatively strong, but subject to volatility due to the COVID-19 pandemic. We believe that our ability to close deals quickly has created an opportunity for non-bank “hard money” real estate lenders like us to selectively originate high-quality first mortgage loans and we currently anticipate this operating environment to continue for a number of years. However, we have observed more intense competition in our industry from both small and large lenders, which has resulted in more liquidity in the real estate markets in the geographic areas in which we operate.

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

A principal source of new transactions has been repeat business from prior customers and their referral of new business to us. We also receive leads for new business from banks, brokers and select advertising. Additionally, our Chief Executive Officer also spends a significant portion of his time on new business development. We rely on our own employees, independent legal counsel, and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions. Outside appraisers are used to assist us in evaluating the worth of collateral, when deemed necessary by management. We also use construction inspectors as well as mortgage brokers and deal initiators.

For the six months ended June 30, 2021 and 2020, the total amounts of $15,567,677 and $21,798,160, respectively, have been lent, offset by collections received from borrowers, under our commercial loans of $20,279,776 and $19,455,628, respectively.

At June 30, 2021, we were committed to $5,386,053 in construction loans that can be drawn by the borrowers when certain conditions are met.

Since our inception, we have not experienced any defaults and none of the loans previously made have been non-collectable, although no assurances can be given that existing or future loans may not go into default or prove to be non-collectible in the future.

We satisfied all of the requirements to be taxed as a real estate investment trust (“REIT”) and elected to be taxed as a REIT commencing with our taxable year ended December 31, 2014. In order to maintain our qualification for taxation as a REIT and avoid any excise tax on our net taxable income, we are required to distribute each year at least 90% of our REIT taxable income. If we distribute less than 100% of our taxable income (but more than 90%), the undistributed portion will be taxed at the regular corporate income tax rates. As a REIT, we may also be subject to federal excise taxes and minimum state taxes.

Results of Operations

Three months ended June 30, 2021 compared to three months ended June 30, 2020

Revenue

Total revenues for the three months ended June 30, 2021 were approximately $1,713,000 compared to approximately $1,741,000 for the three months ended June 30, 2020, a decrease of $28,000, or 1.6%. The decrease in revenue was primarily attributable to lower interest rates charged on loans due to market conditions and intense competition from other lenders. For the three months ended June 30, 2021 and 2020, approximately $1,424,000 and $1,490,000, respectively, of our revenues were attributable to interest income on secured commercial loans that we offer to real estate investors, and approximately $290,000 and $251,000, respectively, of our revenues were attributable to origination fees on such loans. The loans are principally secured by collateral consisting of real estate and accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for the three months ended June 30, 2021 were approximately $317,000 compared to approximately $326,000 for the three months ended June 30, 2020, a decrease of $9,000, or 2.8%. The decrease was primarily attributable to decreased interest expense due to lower LIBOR rates (See Note 5 to the financial statements included elsewhere in this quarterly report).

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2021 were approximately $340,000 compared to approximately $319,000 for the three months ended June 30, 2020, an increase of $21,000, or 6.6%. The increase is primarily attributable to increases in appraisal, travel and meal expenses, partially offset by a decrease in legal fees.

Net income

Net income for the three months ended June 30, 2021 was approximately $1,058,000 compared to approximately $1,097,000 for the three months ended June 30, 2020, a decrease of $39,000, or 3.6%. The decrease is primarily attributable to the decrease in interest income from loans.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

Revenue

Total revenues for the six months ended June 30, 2021 were approximately $3,443,000 compared to approximately $3,452,000 for the six months ended June 30, 2020, a decrease of $9,000. The decrease in revenue was primarily attributable to lower interest rates charged on loans due to market conditions and intense competition from other lenders, offset by an increase in origination fees. For the six months ended June 30, 2021 and 2020, revenues of approximately $2,867,000 and $2,964,000, respectively, were attributable to interest income on secured commercial loans that we offer to real estate investors, and approximately $576,000 and $488,000, respectively, were attributable to origination fees on such loans. The loans are principally secured by collateral consisting of real estate and accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for the six months ended June 30, 2021 were approximately $634,000 compared to approximately $679,000 for the six months ended June 30, 2020, a decrease of $45,000, or 6.6%. The decrease was primarily attributable to decreased interest expense due to lower LIBOR rates (See Note 5 to the financial statements included elsewhere in this quarterly report).

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2021 were approximately $649,000 compared to approximately $664,000 for the six months ended June 30, 2020, a decrease of $15,000, or 2.3%. The decrease is primarily attributable to decreases in payroll expenses, as well as a special bonus paid to our Chief Financial Officer in 2020, offset by increases in appraisal, insurance and travel expenses.

Net income

Net income for the six months ended June 30, 2021 was approximately $2,164,000 compared to approximately $2,113,000 for the six months ended June 30, 2020, an increase of $51,000, or 2.4%. This increase is primarily attributable to the decrease in interest expense.

Liquidity and Capital Resources

At June 30, 2021, we had cash of approximately $153,000 compared to cash of approximately $132,000 at December 31, 2020 (not including restricted cash, which mainly represents collections received, pending check clearance, from the Company’s commercial loans and is primarily dedicated to the reduction of the Webster Credit Line).

For the six months ended June 30, 2021, net cash provided by operating activities was approximately $2,029,000, compared to approximately $1,988,000 for the six months ended June 30, 2020. The increase in net cash provided by operating activities primarily resulted from an increase in net income.

For the six months ended June 30, 2021, net cash provided by investing activities was approximately $4,712,000, compared to net cash used in investing activities of approximately $2,358,000 for the six months ended June 30, 2020. Net cash provided by investing activities for the six months ended June 30, 2021 consisted of the collection of our commercial loans of approximately $20,280,000, offset by the issuance of commercial loans of approximately $15,568,000. During the period ended June 30, 2020, net cash used in investing activities mainly consisted of the issuance of commercial loans of approximately $21,798,000 and the release of loan holdback of $15,000, offset by the collection of our commercial loans of approximately $19,456,000.

For the six months ended June 30, 2021, net cash used in financing activities was approximately $7,047,000, compared to net cash provided by financing activities of approximately $446,000 for the six months ended June 30, 2020. Net cash used in financing activities for the six months ended June 30, 2021 reflects the repayment of the Webster Credit Line of an aggregate of approximately $4,912,000, the dividend payments of approximately $2,116,000 and pre-offering costs of approximately $19,000 relating to our public offering, as described below. Net cash provided by financing activities for the six months ended June 30, 2020 reflects the net proceeds from the Webster Credit Line of an aggregate of approximately $2,843,000, offset by the dividend payments of approximately $2,219,000, the purchase of treasury shares of approximately $152,000 and deferred financing costs of approximately $27,000.

We maintain the Webster Credit Line which currently provides us with a credit line of $32.5 million in the aggregate until February 28, 2023 secured by assignments of mortgages and other collateral. On August 8, 2017, we entered into the Amended and Restated Credit Agreement, which provides for the current Webster Credit Line.

The interest rates relating to Webster Credit Line equal (i) LIBOR plus a premium, which rate aggregated approximately 4.1%, including a 0.5% agency fee, as of June 30, 2021, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.25% plus a 0.5% agency fee, as chosen by the Company for each drawdown. Under the Amended and Restated Credit Agreement, the Company may repurchase, redeem or otherwise retire its equity securities in an amount not to exceed ten percent of our annual net income from the prior fiscal year. Further, the Company may issue up to $20 million in bonds through its subsidiary, of which not more than $10 million of such bonds may be secured by mortgage notes receivable, and provided that the terms and conditions of such bonds are approved by Webster, subject to its reasonable discretion. In addition, Mr. Ran has provided a personal guaranty to the Webster Credit Line, which shall not exceed the sum of $500,000 plus any costs relating to the enforcement of the personal guaranty.

We were in compliance with all covenants of the Webster Credit Line, as amended, as of June 30, 2021. At June 30, 2021, the outstanding amount under the Amended and Restated Credit Agreement was $15,397,115. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% agency fee, at June 30, 2021 was approximately 4.1%.

As of June 30, 2021, MBC Funding II has $6,000,000 of outstanding principal amount of Notes. The Notes mature on April 22, 2026, unless redeemed earlier, and accrue interest at a rate of 6% per annum commencing on May 16, 2016 and will be payable monthly, in arrears, in cash, on the 15th day of each calendar month, commencing June 2016.

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

The Notes are secured by a first priority lien on all of MBC Funding II’s assets, including, primarily, mortgage notes, mortgages and other transaction documents entered into in connection with first mortgage loans originated and funded by us, which MBC Funding II acquired from MBC pursuant to an asset purchase agreement. MBC Funding II may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the noteholders. No Notes were redeemed by MBC Funding II as of June 30, 2021.

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

On July 2, 2021, we entered into a consent and amendment letter agreement with respect to the Amended and Restated Credit Agreement with the Lenders and Assaf Ran, as guarantor, to amend the definition of “Change of Control” to provide that Mr. Ran would be required to own at least 20%, instead of 27%, of the equity interests of the Company, on a fully diluted basis.

On July 9, 2021, we completed an underwritten public offering of 1,875,000 of our common shares at a public offering price of $7.20 per share (the “Offering”). The gross proceeds raised by us in the Offering were $13,500,000 before deducting underwriting discounts and commissions and other estimated offering expenses. The total net proceeds from the Offering of approximately $12,354,000 were used to reduce the outstanding balance of the Webster Credit Line. We granted the underwriters a 30-day option to purchase up to an additional 281,250 of our common shares to cover over-allotments, if any.

We anticipate that our current cash balances, the proceeds of the Offering, and the Amended and Restated Credit Agreement, as described above, together with our cash flows from operations will be sufficient to fund our operations for the next 12 months. In addition, from time to time, we receive short term unsecured loans from our executive officers and others in order to provide us with the flexibility necessary to maintain a steady deployment of capital. However, we expect our working capital requirements to increase over the next 12 months as we continue to strive for growth.

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6. EXHIBITS

Exhibit No.	Description
10.1	Consent and Amendment Letter Agreement by and among Manhattan Bridge Capital Inc., Webster Business Credit Corporation, Flushing Bank and Mizrahi Tefahot Bank Ltd., dated July 2, 2021.
31.1	Chief Executive Officer Certification under Rule 13a-14
31.2	Chief Financial Officer Certification under Rule 13a-14
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350
101.INS	XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Schema Document
101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Manhattan Bridge Capital, Inc. (Registrant)

Date: July 23, 2021	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: July 23, 2021	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

