Form 10-Q
period 2021-09-30
MANHATTAN BRIDGE CAPITAL, INC
filed 2021-10-20
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of October 20, 2021, the Issuer had a total of 11,494,945 common shares, $.001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)	(audited)
Assets
Loans receivable	$53,574,221	$58,097,970
Interest receivable on loans	995,384	827,236
Cash	109,692	131,654
Cash - restricted	—	327,483
Other assets	93,387	66,566
Operating lease right-of-use asset, net	330,795	369,699
Deferred financing costs, net	12,798	22,807
Total assets	$55,116,277	$59,843,415

Liabilities and Stockholders’ Equity
Liabilities:
Line of credit	$3,484,151	$20,308,873
Senior secured notes (net of deferred financing costs of $341,013 and $397,327, respectively)	5,658,987	5,602,673
Deferred origination fees	453,583	367,638
Accounts payable and accrued expenses	75,958	168,940
Operating lease liability	336,606	372,907
Dividends payable	—	1,058,194
Total liabilities	10,009,285	27,879,225

Commitments and contingencies
Stockholders’ equity:
Preferred stock - $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock - $.001 par value; 25,000,000 shares authorized; 11,757,058 and 9,882,058 issued; 11,494,945 and 9,619,945 outstanding	11,757	9,882
Additional paid-in capital	45,519,479	33,157,096
Treasury stock, at cost – 262,113 shares	(798,939)	(798,939)
Retained earnings (accumulated deficit)	374,695	(403,849)
Total stockholders’ equity	45,106,992	31,964,190

Total liabilities and stockholders’ equity	$55,116,277	$59,843,415

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income from loans	$1,323,085	$1,521,474	$4,189,658	$4,485,414
Origination fees	304,297	264,878	880,440	753,111
Total revenue	1,627,382	1,786,352	5,070,098	5,238,525

Operating costs and expenses:
Interest and amortization of deferred financing costs	184,914	337,901	819,015	1,016,590
Referral fees	2,069	1,641	6,463	3,569
General and administrative expenses	335,284	305,407	983,867	968,914
Total operating costs and expenses	522,267	644,949	1,809,345	1,989,073
Income from operations	1,105,115	1,141,403	3,260,753	3,249,452
Other income	4,500	9,500	13,500	15,500
Income before income tax expense	1,109,615	1,150,903	3,274,253	3,264,952
Income tax expense	—	—	(647)	(645)
Net income	$1,109,615	$1,150,903	$3,273,606	$3,264,307

Basic and diluted net income per common share outstanding:
—Basic	$0.10	$0.12	$0.32	$0.34
—Diluted	$0.10	$0.12	$0.32	$0.34

Weighted average number of common shares outstanding
—Basic	11,331,902	9,625,140	10,196,868	9,635,107
—Diluted	11,331,902	9,625,140	10,196,868	9,635,107

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

	Common Shares		Additional Paid in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Totals
Balance, July 1, 2021	9,882,058	$9,882	$33,163,628	262,113	$(798,939)	$701,948	$33,076,519
Public offering, net	1,875,000	1,875	12,352,585				12,354,460
Non-cash compensation			3,266				3,266
Dividends paid						(1,436,868)	(1,436,868)
Net income						1,109,615	1,109,615
Balance, September 30,2021	11,757,058	$11,757	$45,519,479	262,113	$(798,939)	$374,695	$45,106,992

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

	Common Shares		Additional Paid in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Totals
Balance, July 1, 2020	9,882,058	$9,882	$33,150,564	255,213	$(771,559)	$463,050	$32,851,937
Purchase of treasury shares				6,900	(27,380)		(27,380)
Non-cash compensation			3,266				3,266
Dividends paid						(962,684)	(962,684)
Net income						1,150,903	1,150,903
Balance, September 30, 2020	9,882,058	$9,882	$33,153,830	262,113	$(798,939)	$651,269	$33,016,042

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Shares		Additional Paid in	Treasury Stock		Accumulated Deficit (Retained
	Shares	Amount	Capital	Shares	Cost	Earnings)	Totals
Balance, January 1, 2021	9,882,058	$9,882	$33,157,096	262,113	$(798,939)	$(403,849)	$31,964,190
Public offering, net	1,875,000	1,875	12,352,585				12,354,460
Non-cash compensation			9,798				9,798
Dividends paid						(2,495,062)	(2,495,062)
Net income						3,273,606	3,273,606
Balance, September 30, 2021	11,757,058	$11,757	$45,519,479	262,113	$(798,939)	$374,695	$45,106,992

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

	Common Shares		Additional Paid in	Treasury Stock		Accumulated Deficit (Retained
	Shares	Amount	Capital	Shares	Cost	Earnings)	Totals
Balance, January 1, 2020	9,882,058	$9,882	$33,144,032	223,214	$(619,688)	$(590,808)	$31,943,418
Non-cash compensation			9,798				9,798
Purchase of treasury shares				38,899	(179,251)		(179,251)
Dividends paid						(2,022,230)	(2,022,230)
Net income						3,264,307	3,264,307
Balance, September 30, 2020	9,882,058	$9,882	$33,153,830	262,113	$(798,939)	$651,269	$33,016,042

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$3,273,606	$3,264,307
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	66,324	76,136
Adjustment to operating lease right-of-use asset and liability	2,603	(333)
Depreciation	1,716	744
Non-cash compensation expense	9,798	9,798
Changes in operating assets and liabilities:
Interest receivable on loans	(168,148)	(163,650)
Other assets	(28,538)	(35,156)
Accounts payable and accrued expenses	(92,982)	(19,241)
Deferred origination fees	85,945	130,795
Net cash provided by operating activities	3,150,324	3,263,400

Cash flows from investing activities:
Issuance of short term loans	(28,534,303)	(35,410,076)
Collections received from loans	33,058,052	31,041,693
Release of loan holdback relating to mortgage receivable	—	(15,000)
Purchase of fixed assets	—	(923)
Net cash provided by (used in) investing activities	4,523,749	(4,384,306)

Cash flows from financing activities:
Proceeds from public offering, net	12,354,460	—
(Repayment of) proceeds from line of credit, net	(16,824,722)	4,546,858
Dividends paid	(3,553,256)	(3,181,291)
Purchase of treasury shares	—	(179,251)
Deferred financing costs incurred	—	(27,102)
Net cash (used in) provided by financing activities	(8,023,518)	1,159,214

Net (decrease) increase in cash	(349,445)	38,308
Cash and restricted cash, beginning of year	459,137	118,407
Cash, end of period	$109,692	$156,715

Supplemental Cash Flow Information:
Taxes paid during the period	$647	$645
Interest paid during the period	$811,610	$954,622
Operating leases paid during the period	$47,600	$40,973

Non-cash Investing Activities:
Interest receivable converted to loans receivable in connection with forbearance agreements	$—	$29,671

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021

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

At September 30, 2021, the Company was committed to $5,664,928 in construction loans that can be drawn by the borrowers when certain conditions are met.

At September 30, 2021, no one entity has loans outstanding representing more than 10% of the total balance of the loans outstanding.

The Company generally grants loans for a term of one year. When a performing loan reaches its maturity and the borrower requests an extension, the Company may extend the term of the loan beyond one year. Prior to granting an extension of any loan, the Company reevaluates the underlying collateral.

Credit Risk

Credit risk profile based on loan activity as of September 30, 2021 and December 31, 2020:

Performing loans	Developers- Residential	Developers- Commercial	Developers- Mixed Used	Total outstanding loans
September 30, 2021	$45,511,221	$5,819,000	$2,244,000	$53,574,221
December 31, 2020	$55,119,107	$1,564,863	$1,414,000	$58,097,970

At September 30, 2021, the Company’s loans receivable consisted of loans in the amount of $367,500, $1,052,400, $1,120,000, $2,485,825 and $7,409,749, originally due in 2016, 2017, 2018, 2019 and 2020, respectively. In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans. At September 30, 2021, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof.

Subsequent to the balance sheet date, $1,310,000 of the loans receivable at September 30, 2021 were paid off, including $950,000 originally due in 2018.

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

The interest rates relating to the Webster Credit Line equal (i) LIBOR plus a premium, which rate aggregated approximately 4.1%, including a 0.5% agency fee, as of September 30, 2021, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.25% plus a 0.5% agency fee, as chosen by the Company for each drawdown. Under the Amended and Restated Credit Agreement, the Company may repurchase, redeem or otherwise retire its equity securities in an amount not to exceed ten percent of our annual net income from the prior fiscal year. Further, the Company may issue up to $20 million in bonds through its subsidiary, of which not more than $10 million of such bonds may be secured by mortgage notes receivable, and provided that the terms and conditions of such bonds are approved by Webster, subject to its reasonable discretion. In addition, Mr. Ran has provided a personal guaranty to the Webster Credit Line, which shall not exceed the sum of $500,000 plus any costs relating to the enforcement of the personal guaranty.

On July 2, 2021, the Company entered into a consent and amendment letter agreement, with respect to the Amended and Restated Credit Agreement, with the Lenders and Assaf Ran, as guarantor, to amend the definition of “Change of Control” to provide that Mr. Ran would be required to own at least 20%, instead of 27%, of the equity interests of the Company, on a fully diluted basis.

The Company was in compliance with all covenants of the Webster Credit Line, as amended, as of September 30, 2021. At September 30, 2021, the outstanding amount under the Amended Credit Agreement was $3,484,151. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% Agency Fee, as of September 30, 2021, was approximately 4.1%.

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

MBC Funding II may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the Noteholders. No Notes were redeemed by MBC Funding II as of September 30, 2021.

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

The denominator is based on the following weighted average number of common shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic weighted average common shares outstanding	11,331,902	9,625,140	10,196,868	9,635,107
Incremental shares for assumed exercise of warrants	—	—	—	—
Diluted weighted average common shares outstanding	11,331,902	9,625,140	10,196,868	9,635,107

For each of the three and nine months ended September 30, 2020, vested warrants to purchase 33,612 common shares were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

8. STOCK–BASED COMPENSATION

Stock based compensation expense recognized under ASC 718, “Compensation-Stock Compensation,” for each of the nine months ended September 30, 2021 and 2020 of $9,798 represents the amortization of the fair value of 1,000,000 restricted shares granted to the Company’s Chief Executive Officer on September 9, 2011 of $195,968, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value is being amortized over 15 years.

9. PUBLIC OFFERING

On July 9, 2021, the Company completed an underwritten public offering of 1,875,000 of its common shares at a public offering price of $7.20 per share (the “Offering”). The gross proceeds raised by the Company from the Offering were $13,500,000 before deducting underwriting discounts and commissions and other estimated offering expenses. The total net proceeds from the Offering of approximately $12,354,000 were used to reduce the outstanding balance of the Webster Credit Line. The Company granted the underwriters a 30-day option to purchase up to an additional 281,250 common shares to cover over-allotments, if any. The option expired unexercised in August 2021.

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

11. SUBSEQUENT EVENT

On September 28, 2021, Mr. Ran, the Company’s chief executive officer, voluntarily agreed to forgo his base salary for the months of October, November and December 2021 in an aggregate amount of $76,250.

In accordance with the dividend declared by the Company’s Board of Directors on July 29, 2021, a cash dividend of $0.125 per share in an aggregate amount of $1,436,868 was paid on October 15, 2021 to all shareholders of record on October 8, 2021.

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

The properties securing the loans are generally classified as residential or commercial real estate and, typically, are not income producing. Each loan is secured by a first mortgage lien on real estate. In addition, each loan is personally guaranteed by the principal(s) of the borrower, which guarantee may be collaterally secured by a pledge of the guarantor’s interest in the borrower. The face amount of the loans we originated during the past seven years ranged from $30,000 to a maximum of $2.5 million. Our lending policy limits the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $3 million. Our loans typically have a maximum initial term of 12 months and bear interest at a fixed rate of 8% to 14% per year. In addition, we usually receive origination fees or “points” ranging from 0% to 2% of the original principal amount of the loan as well as other fees relating to underwriting and funding the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser) and in the case of construction financing, it is typically up to 80% of construction costs.

Since commencing this business in 2007, we have made approximately 990 loans and never foreclosed on a property. We believe that we maintain a lower debt-to-equity ratio, compared to our peers. We currently manage a portfolio of approximately 120 loans secured primarily by residential properties. In addition, none of our loans have ever gone into default, although sometimes we have renewed or extended our loans to enable the borrower to avoid premature sale or refinancing of the property. When we renew or extend a loan, we receive additional “points” and other fees.

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

For the nine months ended September 30, 2021 and 2020, the total amounts of $28,534,303 and $35,410,076, respectively, have been lent, offset by collections received from borrowers, under our commercial loans of $33,058,052 and $31,041,693, respectively.

At September 30, 2021, we were committed to $5,664,928 in construction loans that can be drawn by the borrowers when certain conditions are met.

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

Results of Operations

Three months ended September 30, 2021 compared to three months ended September 30, 2020

Revenue

Total revenues for the three months ended September 30, 2021 were approximately $1,627,000 compared to approximately $1,786,000 for the three months ended September 30, 2020, a decrease of $159,000 or 8.9%. The decrease in revenue was primarily attributable to lower interest rates charged on loans due to market conditions and intense competition from other lenders, partially offset by an increase in origination fees. For the three months ended September 30, 2021 and 2020, approximately $1,323,000 and $1,521,000, respectively, of our revenues were attributable to interest income on secured commercial loans that we offer to real estate investors, and approximately $304,000 and $265,000, respectively, of our revenues were attributable to origination fees on such loans. The loans are principally secured by collateral consisting of real estate and accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for the three months ended September 30, 2021 were approximately $185,000 compared to approximately $338,000 for the three months ended September 30, 2020, a decrease of $153,000, or 45.3%. The decrease was primarily attributable to the reduced outstanding balance of the Webster Credit Line resulting from a public offering of our common shares in July 2021 and decreased interest expense due to lower LIBOR rates. (See Note 9 and Note 5 to the financial statements included elsewhere in this quarterly report).

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2021 were approximately $335,000 compared to approximately $305,000 for the three months ended September 30, 2020, an increase of $30,000, or 9.8%. The increase is primarily attributable to increases in payroll, advertising and travel expenses, partially offset by a decrease in bank fees.

Net income

Net income for the three months ended September 30, 2021 was approximately $1,110,000 compared to approximately $1,151,000 for the three months ended September 30, 2020, a decrease of $41,000, or 3.6%. The decrease is primarily attributable to the decrease in interest income from loans, partially offset by a decrease in interest expense.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

Revenue

Total revenues for the nine months ended September 30, 2021 were approximately $5,070,000 compared to approximately $5,239,000 for the nine months ended September 30, 2020, a decrease of $169,000, or 3.2%. The decrease in revenue was primarily attributable to lower interest rates charged on loans due to market conditions and intense competition from other lenders, partially offset by an increase in origination fees. For the nine months ended September 30, 2021 and 2020, revenues of approximately $4,190,000 and $4,485,000, respectively, were attributable to interest income on the secured commercial loans that we offer to real estate investors, and approximately $880,000 and $753,000, respectively, of our revenues were attributable to origination fees on such loans. The loans are principally secured by collateral consisting of real estate and accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for the nine months ended September 30, 2021 were approximately $819,000 compared to approximately $1,017,000 for the nine months ended September 30, 2020, a decrease of $198,000, or 19.5%. The decrease was primarily attributable to the reduced outstanding balance of the Webster Credit Line resulting from a public offering of our common shares in July 2021 and decreased interest expense due to lower LIBOR rates. (See Note 9 and Note 5 to the financial statements included elsewhere in this quarterly report).

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2021 were approximately $984,000 compared to approximately $969,000 for the nine months ended September 30, 2020, an increase of $15,000, or 1.5%. The increase is primarily attributable to increases in travel, rent, insurance and advertising expenses, partially offset by a decrease in bank fees and a special bonus paid to our Chief Financial Officer in 2020.

Net income

Net income for the nine months ended September 30, 2021 was approximately $3,274,000 compared to approximately $3,264,000 for the nine months ended September 30, 2020, an increase of $10,000. This increase is primarily attributable to the decrease in interest expense, offset by the decrease in revenue.

Liquidity and Capital Resources

At September 30, 2021, we had cash of approximately $110,000 compared to cash of approximately $132,000 at December 31, 2020 (not including restricted cash, which mainly represents collections received, pending check clearance, from the Company’s commercial loans and is primarily dedicated to the reduction of the Webster Credit Line).

For the nine months ended September 30, 2021, net cash provided by operating activities was approximately $3,150,000, compared to approximately $3,263,000 for the nine months ended September 30, 2020. The decrease in net cash provided by operating activities primarily resulted from a decrease in accounts payable and accrued expenses, and a decrease in the increase in deferred origination fees compared to the nine months ended September 30, 2020.

For the nine months ended September 30, 2021, net cash provided by investing activities was approximately $4,524,000, compared to net cash used in investing activities of approximately $4,384,000 for the nine months ended September 30, 2020. Net cash provided by investing activities for the nine months ended September 30, 2021 consisted of the collection of our commercial loans of approximately $33,058,000, offset by the issuance of commercial loans of approximately $28,534,000. During the period ended September 30, 2020, net cash used in investing activities mainly consisted of the issuance of commercial loans of approximately $35,410,000 and the release of loan holdback of $15,000, offset by collection of our commercial loans of approximately $31,042,000.

For the nine months ended September 30, 2021, net cash used in financing activities was approximately $8,024,000, compared to net cash provided by financing activities of approximately $1,159,000 for the nine months ended September 30, 2020. Net cash used in financing activities for the nine months ended September 30, 2021 reflects the repayment of the Webster Credit Line of an aggregate of approximately $16,825,000 and the dividend payments of approximately $3,553,000, offset by the net proceeds from the public offering, as described below, of approximately $12,354,000. Net cash provided by financing activities for the nine months ended September 30, 2020 reflects the net proceeds from the Webster Credit Line of an aggregate of approximately $4,547,000, offset by the dividend payments of approximately $3,181,000, the purchase of treasury shares of approximately $179,000 and deferred financing costs of approximately $27,000.

We maintain the Webster Credit Line which currently provides us with a credit line of $32.5 million in the aggregate until February 28, 2023 secured by assignments of mortgages and other collateral. On August 8, 2017, we entered into the Amended and Restated Credit Agreement, which provides for the current Webster Credit Line.

The interest rates relating to Webster Credit Line equal (i) LIBOR plus a premium, which rate aggregated approximately 4.1%, including a 0.5% agency fee, as of September 30, 2021, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.25% plus a 0.5% agency fee, as chosen by the Company for each drawdown. Under the Amended and Restated Credit Agreement, the Company may repurchase, redeem or otherwise retire its equity securities in an amount not to exceed ten percent of our annual net income from the prior fiscal year. Further, the Company may issue up to $20 million in bonds through its subsidiary, of which not more than $10 million of such bonds may be secured by mortgage notes receivable, and provided that the terms and conditions of such bonds are approved by Webster, subject to its reasonable discretion. In addition, Mr. Ran has provided a personal guaranty to the Webster Credit Line, which shall not exceed the sum of $500,000 plus any costs relating to the enforcement of the personal guaranty.

We were in compliance with all covenants of the Webster Credit Line, as amended, as of September 30, 2021. At September 30, 2021, the outstanding amount under the Amended and Restated Credit Agreement was $3,484,151. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% agency fee, at September 30, 2021 was approximately 4.1%.

As of September 30, 2021, MBC Funding II has $6,000,000 of outstanding principal amount of Notes. The Notes mature on April 22, 2026, unless redeemed earlier, and accrue interest at a rate of 6% per annum commencing on May 16, 2016 and will be payable monthly, in arrears, in cash, on the 15th day of each calendar month, commencing June 2016.

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

The Notes are secured by a first priority lien on all of MBC Funding II’s assets, including, primarily, mortgage notes, mortgages and other transaction documents entered into in connection with first mortgage loans originated and funded by us, which MBC Funding II acquired from MBC pursuant to an asset purchase agreement. MBC Funding II may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the noteholders. No Notes were redeemed by MBC Funding II as of September 30, 2021.

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

On July 9, 2021, we completed an underwritten public offering of 1,875,000 of our common shares at a public offering price of $7.20 per share (the “Offering”). The gross proceeds raised by us in the Offering were $13,500,000 before deducting underwriting discounts and commissions and other estimated offering expenses. The total net proceeds from the Offering of approximately $12,354,000 were used to reduce the outstanding balance of the Webster Credit Line. We granted the underwriters a 30-day option to purchase up to an additional 281,250 of our common shares to cover over-allotments, if any. The option expired unexercised in August 2021.

On September 28, 2021, Mr. Ran voluntarily agreed to forgo his base salary for the months of October, November and December 2021 in an aggregate amount of $76,250 (the “Salary Waiver”). The reason for the Salary Waiver was to provide the Company with temporary additional liquidity which was necessary as a result of the dividend payment of $0.125 per share that was paid to all shareholders of record on July 9, 2021, that also included the shareholders that participated in the recent Offering, which was paid prior to our being able to deploy the proceeds from the Offering into new loans.

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6. EXHIBITS

Exhibit No.	Description
10.1

Voluntary Salary Waiver Letter Agreement, dated September 28, 2021 by and between Manhattan Bridge Capital, Inc. and Assaf Ran (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on September 29, 2021)

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

Manhattan Bridge Capital, Inc. (Registrant)

Date: October 20, 2021	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: October 20, 2021	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

