Form 10-K
period 2021-12-31
MANHATTAN BRIDGE CAPITAL, INC
filed 2022-03-11
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-25991

MANHATTAN BRIDGE CAPITAL, INC.

New York	11-3474831
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter earlier period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Act.

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

The aggregate market value of the Registrant’s voting and non-voting common shares held by non-affiliates of the Registrant on June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, computed by reference to the closing price for a common share on the Nasdaq Capital Market on such date, was approximately $53,736,280. (For this computation, the Registrant has excluded the market value of all common shares reported as beneficially owned by executive officers and directors of the Registrant and certain other shareholders; such an exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the Registrant.)

As of March 11, 2022, the registrant has a total of 11,494,945 common shares outstanding.

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

In order to maintain our qualification for taxation as a REIT, we are required to distribute at least 90% of our REIT taxable income to our shareholders each year. To the extent we distribute less than 100% of our taxable income to our shareholders (but more than 90%) we will maintain our qualification for taxation as a REIT, but the undistributed portion will be subject to regular corporate income taxes. As a REIT, we may also be subject to federal excise taxes and minimum state taxes. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, in order for us to qualify for taxation as a REIT, not more than 50% in value of our outstanding common shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code of 1986, as amended (the “Code”) to include certain entities) at any time during the last half of each taxable year, and at least 100 persons must beneficially own our stock during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. To help ensure that we meet the tests, our restated certificate of incorporation restricts the acquisition and ownership of our capital stock. The ownership limitation is fixed at 4.0% of our outstanding shares of capital stock, by value or number of shares, whichever is more restrictive. Assaf Ran, our Chief Executive Officer is exempt from this restriction.

The properties securing the loans are generally classified as residential or commercial real estate and, typically, are not income producing. Each loan is secured by a first mortgage lien on real estate. In addition, each loan is personally guaranteed by the principal(s) of the borrower, which guarantee may be collaterally secured by a pledge of the guarantor’s interest in the borrower. The face amount of the loans we originated in the past seven years ranged from $30,000 to a maximum of $2.85 million. Our lending policy limits the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $3 million. Our loans typically have a maximum initial term of 12 months and bear interest at a fixed rate of 8% to 14% per year. In addition, we usually receive origination fees or “points” ranging from 0% to 2% of the original principal amount of the loan as well as other fees relating to underwriting and funding the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser) and in the case of construction financing, it is typically up to 80% of construction costs.

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

Most of our loans are funded in full at the closing. However, our loan portfolio includes a number of construction loans, which are only partially funded at closing. At December 31, 2021, our unfunded commitment was approximately $7.21 million. At December 31, 2020, our unfunded commitment was approximately $4.60 million. Advances under construction loans are funded against requests supported by all required documentation as and when needed to pay contractors and other costs of construction. In the case of construction loans, the borrower will either deliver multiple notes or one global note for the entire commitment. In either case, interest only accrues on the funded portion of the loan.

In general, our strategy is to service and manage the loans we originate until they are paid. However, there have been a few instances where we have either used loans as collateral, or sold participating interests in loans. At December 31, 2021, most of our loans are secured by properties located around the New York metropolitan area. Most of the properties we finance are residential, although on occasion they are classified as commercial. However, in all instances the properties are held only for investment by the borrowers. Most of these properties do not generate any cash flow.

The typical terms of our loans are as follows:

Principal amount – In the last seven years, a minimum of $30,000 to a maximum of $2.85 million. Our lending policy limits the maximum loan amount to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $3 million.

Loan-to-Value Ratio - Up to 75%, and/or up to 80% of construction costs.

Interest rate - Most of the loans in our portfolio have a fixed rate of typically 8% to 14%.

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

Our loan portfolio

The following table highlights certain information regarding our real estate lending activities for the periods indicated:

	Year Ended December 31,
($ in thousands)	2021	2020
Loans originated	$49,268	$43,719
Loans repaid	$41,650	$39,136
Mortgage lending revenues	$6,808	$7,006
Mortgage lending expenses	$1,053	$1,362
Number of loans outstanding	131	128
Principal amount of loans earning interest	$65,715	$58,098
Average outstanding loan balance	$502	$454
Percent of loans secured by New York metropolitan area properties, including in New Jersey and Connecticut (1)	95.42%	97.66%
Weighted average contractual interest rate	9.53%	10.33%
Weighted average term to maturity (in months) (2)	5.71	4.73

(1)	Calculated based on the number of loans.
(2)	Without giving effect to extension options.

At December 31, 2021 and 2020, no single loan, borrower or group of affiliated borrowers accounted for more than 10% of our loan portfolio.

The following table sets forth information regarding the types of properties securing our mortgage loans outstanding at December 31, 2021 and 2020, and the interest earned in each category (dollars in thousands):

	2021			2020
	Number of Loans	Interest Earned	Percentage	Number of Loans	Interest Earned	Percentage

Residential	120	$3,406	89%	120	$3,924	93%
Commercial	6	289	7%	4	168	4%
Mixed Use	5	150	4%	4	118	3%
Total	131	$3,845	100%	128	$4,210	100%

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

Credit line. Currently, we have a credit line with Webster, Flushing, and Mizrahi pursuant to which we are eligible to borrow up to $32.5 million against assignments of mortgages and other collateral (the “Webster Credit Line”), as described in “Liquidity and Capital Resources” below. The current interest rates under the Webster Credit Line equal (i) LIBOR plus a premium, which rate aggregated 4.10%, including a 0.5% agency fee, as of December 31, 2021, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.25% plus a 0.5% agency fee, as chosen by the Company for each drawdown. (See Note 5 to the financial statements included elsewhere in this Report.) As of December 31, 2021 and March 4, 2022, $15,645,970 and $22,275,972, respectively, was outstanding under the Webster Credit Line.

Recent public offering

On July 9, 2021, we completed an underwritten public offering of 1,875,000 common shares at a public offering price of $7.20 per share. The gross proceeds from the offering were $13.5 million and the net proceeds were approximately $12.4 million, after deducting our underwriting discounts and commissions and offering expenses.

The following table shows our capitalization, including our financing arrangements, and our loan portfolio as of December 31, 2021:

Capitalization ($ in thousands):
Debt:
Line of credit	$15,646
Senior secured notes (net of deferred financing costs of $322)	5,678
Total debt	21,324
Other liabilities	2,496
Capital (equity)	43,386
Total sources of capital	$67,206

Assets:
Loans	$65,715
Other assets	1,491
Total assets	$67,206

Competition

The real estate finance market around the New York metropolitan area is highly competitive. We face competition for lending and investment opportunities from a variety of institutional lenders and investors and many other market participants, including specialty finance companies, mortgage/other REITs, commercial banks and thrift institutions, investment banks, insurance companies, hedge funds and other financial institutions as well as private equity funds, family offices and high net worth individuals. Many of these competitors enjoy competitive advantages over us, including greater name recognition, established lending relationships with customers, financial resources, and access to capital. In addition, due to market conditions and intense competition in the market, we have begun to charge our customers lower interest rates and origination fees charged on loans, which has resulted in our reduced revenues in 2021. We had also seen a lower demand for new loans resulting from the COVID-19 pandemic.

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

Employees

As of December 31, 2021, we employed six employees. In addition, during 2021 we used outside lawyers and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions. Outside appraisers were used to assist management in evaluating the worth of collateral, when deemed necessary by management. We also used construction inspectors as well as mortgage brokers and deal initiators.

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

We rely on the exception set forth in Section 3(c)(5)(C) of the Investment Company Act which excludes from the definition of investment company “[a] ny person who is not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates, and who is primarily engaged in one or more of the following businesses... (C) purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exception generally requires that at least 55% of an entity’s assets be comprised of mortgages and other liens on and interests in real estate, also known as “qualifying interests,” and at least another 25% of the entity’s assets must be comprised of real estate-type interests reduced by any amount of qualifying interests that the entity holds in excess of the 55% minimum limit (with no more than 20% of the entity’s assets comprised of miscellaneous assets). At the present time, we qualify for the exception under this section and our current intention is to continue to focus on originating short term loans secured by first mortgages on real property. However, if, in the future, we do acquire non-real estate assets without the acquisition of substantial real estate assets, we may be deemed to be an “investment company” and be required to register as such under the Investment Company Act, which could have a material adverse effect on us.

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

As a result of the COVID-19 pandemic, we experienced a slow down in the deployment of capital and lower demand for new loans. To date, we have not been materially impacted by the COVID-19 pandemic, but we will continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business. If the COVID-19 pandemic worsens in the New York area in which we operate, the pandemic could materially affect our financial and operational results.

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

As a real estate finance company, our revenue and net income is limited to interest received or accrued on our loan portfolio. Our ability to originate real estate loans is limited by the funds at our disposal. As of March 4, 2022, we had approximately $10.2 million of borrowing availability under the Webster Credit Line. We intend to use the proceeds from the repayment of loans outstanding and the additional borrowing capacity under the Webster Credit Line to originate real estate loans. Nevertheless, if demand for our mortgage loans increases, we cannot assure you that we will be able to capitalize on this demand given the limited funds available to us to originate loans.

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

In July 2017, the Financial Conduct Authority, the authority that regulates LIBOR, announced that it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. LIBOR is currently expected to be phased out for pre-existing contracts by June 30, 2023. The Alternative Reference Rates Committee (“ARRC”) in the U.S. has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to the U.S. dollar LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. ARRC has proposed a paced market transition plan to SOFR from U.S. dollar LIBOR and organizations are currently working on industry-wide and company-specific transition plans as relating to derivatives and cash markets exposed to U.S. dollar LIBOR.

Our Webster Credit Line, which expires on February 28, 2023, provides for interest rates that equal (i) LIBOR plus a premium, which rate aggregated approximately 4.10%, including a 0.5% agency fee, as of December 31, 2021, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.25%, plus a 0.5% agency fee, as chosen by us for each drawdown. As such, changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on the Webster Credit Line or future indebtedness. We are monitoring this activity and evaluating the related risks, and any such effects of the transition away from LIBOR may result in increased expenses, may impair our ability to refinance our indebtedness, or may result in difficulties, complications or delays in connection with future financing efforts, any of which could adversely affect our financial condition and results of operations.

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

The enactment of the Terrorism Risk Insurance Act of 2002, or the TRIA, and the subsequent enactment of the Terrorism Risk Insurance Program Reauthorization Act of 2007, which extended TRIA through the end of 2020, which in turn was extended by the Terrorism Risk Insurance Program Reauthorization Act of 2019 through the end of 2027 requires insurers to make terrorism insurance available under their property and casualty insurance policies in order to receive federal compensation under TRIA for insured losses. However, this legislation does not regulate the pricing of such insurance. The absence of affordable insurance coverage may adversely affect the general real estate lending market, lending volume and the market’s overall liquidity and may reduce the number of suitable financing opportunities available to us and the pace at which we are able to make loans. If property owners are unable to obtain affordable insurance coverage, the value of their properties could decline and in the event of an uninsured loss, we could lose all or a portion of our investment.

Our existing credit line has numerous covenants. If we are unable to comply with these covenants, or obtain necessary waivers, the outstanding amount of the loan could become due and payable.

The Webster Credit Line contains various covenants and restrictions that are typical for these kinds of credit facilities, including limiting the amount that we can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans we make to our customers. If we fail to meet or satisfy any of these covenants, or fail to obtain a waiver in the event we do fail to meet or satisfy any of these covenants, we would be in default under our agreement with Webster, Flushing and Mizrahi, and Webster, Flushing and/or Mizrahi could elect to declare outstanding amounts due and payable, terminate its commitments to us, require us to post additional collateral and/or enforce their interests against existing collateral. Acceleration of our debt to Webster, Flushing and/or Mizrahi could significantly reduce our liquidity or require us to sell our assets to repay amounts due and outstanding. This would significantly harm our business, financial condition, results of operations and ability to make distributions and could result in the foreclosure of our assets which secure our obligations, which could cause the value of our outstanding securities to decline. A default could also significantly limit our financing alternatives such that we would be unable to pursue our leverage strategy, which could adversely affect our returns.

Our indebtedness could adversely affect our financial flexibility and our competitive position.

We have, and expect that we will continue to have a significant amount of indebtedness. As of December 31, 2021, we had approximately $21.6 million of debt outstanding, consisting of the amounts outstanding under the Webster Credit Line and the balance of senior secured notes. As of March 4, 2022, another $10.2 million was available under the recently amended Webster Credit Line. This level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of the indebtedness. Our indebtedness could have other important consequences to you and significantly impact our business. For example, it could:

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

Our primary interest rate exposures relate to the yield on our loan portfolio and the financing cost of our debt. Our operating results depend, in part, on differences between the interest income generated by our loan portfolio net of credit losses and our financing costs. Thus, changes in interest rates will affect our revenue and net income in one or more of the following ways:

●	an increase in the LIBOR rate (or any replacement) may impact our cost of borrowing under the Webster Credit Line;
●	our operating expenses may increase;

●	our ability to originate loans may be adversely impacted;
●	to the extent we use our credit line or other forms of debt financing to originate loans, our borrowing costs would rise, reducing the “spread” between our cost of funds and the yield on our outstanding mortgage loans, which tend to be fixed rate obligations;
●	a rise in interest rates may discourage potential borrowers from refinancing existing loans or defer plans to renovate or improve their properties;
●	a drop in interest rates may reduce our revenues by requiring us to reduce the interest rates we charge potential borrowers;
●	borrower default rates may increase;
●	property values may be negatively impacted, making our existing loans riskier and new loans that we originate smaller; and
●	rising interest rates could also result in reduced turnover of properties which may reduce the demand for new mortgage loans.

Rising interest rates may reduce our profitability and may cause losses.

Our borrowings under the Webster Credit Line are subject to LIBOR, which has remained at historically low levels during 2021. In addition, in the future we may enter into financing arrangements that may be determined by reference to floating rates, such as LIBOR (or any replacement rate such as SOFR) or a Treasury index, and the amount of the cost of borrowing may depend on the level and movement of interest rates. Interest rates have remained at relatively low levels on a historical basis and the U.S. Federal Reserve maintained the federal funds target range at 0.0% to 0.25% for much of 2021. There can be no assurance, however, that LIBOR rates will not increase in 2022 or that the Federal Reserve will not raise interest rates in 2022. In the event of an increase in interest rates, our borrowing costs would increase which would adversely affect our results of operations and financial condition and may negatively impact our distributions to shareholders.

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

Under our current business model, we have one asset class — mortgage loans that we originate, service and manage — and we have no current plans to diversify. Moreover, most of our collateral is located in a limited geographic area. At December 31, 2021, most of our outstanding loans are secured by properties located in the New York metropolitan area. A lack of geographical diversification makes our mortgage portfolio more sensitive to local and regional economic conditions. A significant decline around the New York metropolitan area economy could result in a greater risk of default compared with the default rate for loans secured by properties in other geographic locations. This could result in a reduction of our revenues and provision for loan loss allowances, which might not be as acute if our loan portfolio were more geographically diverse. Therefore, our loan portfolio is subject to greater risk than other real estate finance companies that have a more diversified asset base and broader geographic footprint. To the extent that our portfolio is concentrated in one region and/or one type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our assets within a short time period, which may reduce our net income and the value of our securities and accordingly reduce our ability to make distributions to our shareholders.

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

We intend to continue to operate in a manner that will enable us to continue to remain qualified for taxation as a REIT as long as we believe it is in the best interests of our shareholders. While we believe that we qualified for taxation as a REIT for the taxable year ended December 31, 2021, we have not requested and do not intend to request a ruling from the IRS that we so qualified in 2021 or that we will qualify in future years. The U.S. federal income tax laws and the Treasury Regulations promulgated thereunder governing REITs are complex. In addition, judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited. To qualify for taxation as a REIT, we must meet, on an ongoing basis, various tests regarding the nature of our assets and our income, the ownership of our outstanding shares, and the amount of our distributions. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset test requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Thus, while we intend to operate so that we will continue to qualify for taxation as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. These considerations also might restrict the types of assets that we can acquire in the future.

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

Dividends paid by REITs are not generally eligible for reduced rates applicable to “qualified” dividends paid by other corporations, but are taxed at the same rate as ordinary income. However, for tax years beginning before 2026, REIT dividends paid to noncorporate U.S. shareholders that meet specified holding requirement are generally taxed at an effective tax rate lower than applicable ordinary income tax rates due to the availability of a deduction under the Code for specified forms of income from passthrough entities. More favorable rates will nevertheless continue to apply to regular corporate “qualified” dividends, which may cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends. This could have an adverse impact on the market price of our common shares.

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

In order for us to qualify for taxation as a REIT, not more than 50% in value of our outstanding common shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year, and at least 100 persons must beneficially own our stock during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. To help ensure that we meet the tests, our restated certificate of incorporation restricts the acquisition and ownership of our capital stock. The ownership limitation is fixed at 4.0% of our outstanding shares of capital stock, by value or number of shares, whichever is more restrictive. Assaf Ran, our Chief Executive Officer, is exempt from this restriction. As of December 31, 2021, Mr. Ran owns 22.5% of our outstanding common shares. In addition, our board of directors may grant such an exemption to such limitations in its sole discretion, subject to such conditions, representations and undertakings as it may determine. These ownership limits could delay or prevent a transaction or a change in control of our company that might involve a premium price for shares of our common shares or otherwise be in the best interest of our shareholders.

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

In addition, distributions that we make to our shareholders will generally be taxable to our shareholders as ordinary income (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the Code, which is generally available to our noncorporate U.S. shareholders that meet specified holding requirement for taxable years before 2026). However, a portion of our distributions may be designated by us as long-term capital gains to the extent that they are attributable to capital gain income recognized by us or may constitute a return of capital to the extent that they exceed our earnings and profits as determined for tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a shareholder’s investment in our common shares.

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

As of December 31, 2021, Assaf Ran, our Chief Executive Officer, beneficially owned 22.5% of our outstanding shares. Thus, Mr. Ran currently has and will continue to exercise significant control over all corporate actions. This concentration of ownership could have an adverse impact on the market price of our common shares.

There is limited trading in our common shares, which could make it difficult for you to sell your common shares.

Our common shares are listed on The Nasdaq Capital Market. Average daily trading volume in our common shares was approximately 35,000 and 45,000 shares, respectively, in 2020 and in 2021. The lack of liquidity may make it more difficult for you to sell your common shares when you wish to do so. Even if an active trading market develops, the market price of our common shares may be highly volatile and could be subject to wide fluctuations.

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

Our restated certificate of incorporation authorizes us to issue up to 25,000,000 common shares and 5,000,000 preferred shares. As of March 4, 2022, we had 11,757,058 common shares issued and 11,494,945 common shares outstanding and no preferred shares issued or outstanding. Our board of directors has the power and authority to create classes of common or preferred shares, with such rights and designations as it deems appropriate or advisable, which rights and designations may be senior to or have a priority over the rights and designations of any existing class of common or preferred shares. For example, our board of directors may establish a series of common or preferred shares that could delay or prevent a transaction or a change in control that might involve a premium price for our common shares or otherwise be in the best interest of our shareholders.

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

Noteholders do not have any voting rights with respect to us or MBC Funding II (other than as set forth in the Indenture) or the right to influence management or day-to-day operations of MBC Funding II or of us. The interests of shareholders who do vote may be different or even in opposition of those of creditors such as the Noteholders. For example, shareholders may place a higher priority on the long-term, as opposed to short-term, performance of a company. Shareholders also tend to focus on building value and increasing stock price while creditors are more interested in cash flow. As of the date of this Report, Mr. Ran beneficially owns 22.5%, of our outstanding common shares. Mr. Ran is also the Chief Executive Officer and sole director of MBC Funding II. Thus, Mr. Ran currently has and will continue to exercise control over all corporate actions of us and MBC Funding II.

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

Historically, the price at which our common shares trade on The Nasdaq Capital Market has been extremely volatile and seemingly unrelated to our operating performance. In 2020, the range was $2.54 to $6.48. In 2021, the range was $4.89 to $8.05. These broad market fluctuations may adversely affect the trading price of our common shares. Class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Any such litigation brought against us could result in substantial costs, which would hurt our financial condition and results of operations, divert management’s attention and resources.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Holders

As of March 4, 2022, the number of registered holders of our common shares was 11 and the estimated number of beneficial owners of our common shares was approximately 6,200. American Stock Transfer & Trust Company serves as transfer agent for our common shares.

Dividends

We elected to be taxed as a REIT commencing with our year ended December 31, 2014. From and after the effective date of our REIT election, we intend to pay regular quarterly distributions to holders of our common shares in an amount not less than 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gains). As a REIT, our distributions generally will be taxable as ordinary income to our shareholders (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the Code, which is generally available to our noncorporate U.S. shareholders that meet specified holding requirement for taxable years before 2026), although we may designate a portion of the distributions as qualified dividend income or capital gain or a portion of the distributions may constitute a return of capital. For tax reporting purposes, taxable income dividends/distributions and non-taxable return of capital distributions may result and will be reported as such to U.S. individual taxpayers on Form 1099-DIV. For the tax year of 2021, 100% of our total distributions are characterized as non-qualified dividends (Section 199A).

Item 6. [Reserved.]

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

The properties securing the loans are generally classified as residential or commercial real estate and, typically, are not income producing. Each loan is secured by a first mortgage lien on real estate. In addition, each loan is personally guaranteed by the principal(s) of the borrower, which guarantee may be collaterally secured by a pledge of the guarantor’s interest in the borrower. The face amount of the loans we originated in the past seven years ranged from $30,000 to a maximum of $2.85 million. Our lending policy limits the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $3 million. Our loans typically have a maximum initial term of 12 months bearing interest at a fixed rate of 8% to 14% per year. In addition, we usually receive origination fees or “points” ranging from 0% to 2% of the original principal amount of the loan as well as other fees relating to underwriting and funding the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser) and in the case of construction financing, it is typically up to 80% of construction costs.

Since commencing this business in 2007, we have made over 1,040 loans and never foreclosed on a property and none of our loans have ever gone into default although sometimes we have renewed or extended our loans to enable the borrower to avoid premature sale or refinancing of the property. When we renew or extend a loan we receive additional “points” and other fees.

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

Since the onset of the COVID-19 pandemic, we have continued to originate loans as well as continued to service our existing loans, though we had observed lower demand for new loans. In addition, we may experience difficulties collecting the monthly interest on time, property values may decline and certain of our originated loans may need to be extended, though to date we have not experienced many borrowers requiring such accommodations. Furthermore, due to market conditions and intense competition in the market, we have begun to charge our customers lower interest rates and origination fees charged on loans, which has resulted in our reduced revenues in 2021. We had also seen a lower demand of new loans resulting from the COVID-19 pandemic. To date, we have not been materially impacted by the COVID-19 pandemic and will continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business.

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

At December 31, 2021, we were committed to $7,214,286 in construction loans that can be drawn by our borrowers when certain conditions are met.

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

Effective January 1, 2020, we adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326). The ASU introduces a new credit loss methodology, Current Expected Credit Losses (“CECL”), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. Management estimates our CECL reserve primarily using the Weighted Average Remaining Maturity (“WARM”) method, which requires reference to historic loss data taking into consideration expected economic conditions over the relevant timeframe. Application of the WARM method to estimate a CECL reserve requires judgment, including (i) the appropriate historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, and (iii) the current credit quality of our loan portfolio and expectations of performance and market conditions over the relevant time period. In addition, management reviews each loan on a quarterly basis and evaluates the borrower’s ability to pay the monthly interest, the borrower’s likelihood of executing the original exit strategy, as well as the loan-to-value ratio. Failure to properly measure an allowance for credit losses could result in the overstatement of earnings and the carrying value of the loans receivable. Actual losses, if any, could differ significantly from estimated amounts.

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

Results of operations

Years ended December 31, 2021 and 2020

Total revenue

Total revenue for the year ended December 31, 2021 was approximately $6,808,000, compared to approximately $7,006,000 for the year ended December 31, 2020, a decrease of $198,000, or 2.8%. The decrease in revenue was primarily attributable to lower interest rates and origination fees charged on loans due to market conditions and intense competition from other lenders. In 2021, approximately $5,609,000 of our revenue represents interest income on secured, real estate loans that we offer to small businesses compared to approximately $5,989,000 in 2020, and approximately $1,199,000 represents origination fees on such loans, compared to approximately $1,018,000 in 2020. The loans are principally secured by collateral consisting of real estate and accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for the year ended December 31, 2021 were approximately $1,046,000, compared to approximately $1,356,000 for the year ended December 31, 2020, a decrease of $310,000 or 22.9%. The decrease was primarily attributable to the reduced outstanding balance of the Webster Credit Line resulting from a public offering of our common shares in July 2021 and decreased interest expense due to lower LIBOR rates. (See Notes 5 and 10 to the financial statements included elsewhere in this Report).

General and administrative expenses

General and administrative expenses for the year ended December 31, 2021 were approximately $1,349,000, compared to approximately $1,434,000 for the year ended December 31, 2020, a decrease of $85,000 or 5.9%. The decrease is primarily attributable to an annual bonus paid to the Company’s CEO in 2020 which was not repeated in 2021 and a voluntary waiver from the Company’s CEO forgoing his base salary for the months of October, November and December 2021, partially offset by increases in advertising, travel and meal expenses.

Net income

Net income for the year ended December 31, 2021 was approximately $4,423,000, compared to approximately $4,229,000 for the year ended December 31, 2020, an increase of $194,000, or 4.6%. This increase is primarily attributable to decreases in interest and payroll expenses, offset by the decrease in revenue.

Liquidity and Capital Resources

At December 31, 2021, we had cash of approximately $143,000, compared to cash of approximately $132,000 at December 31, 2020 (not including restricted cash, which mainly represents collections received, pending check clearance, from the Company’s commercial loans and is primarily dedicated to the reduction of the Webster Credit Line).

For the year ended December 31, 2021, net cash provided by operating activities was approximately $4,599,000, compared to approximately $4,222,000 for the year ended December 31, 2020. The increase in net cash provided by operating activities primarily resulted from increases in net income, deferred origination fees, and interest receivable on loans.

For the year ended December 31, 2021, net cash used in investing activities was approximately $7,617,000, compared to approximately $4,607,000 for the year ended December 31, 2020. Net cash used in investing activities for the year ended December 31, 2021 consisted of the issuance of our short term commercial loans of approximately $49,268,000, offset by collection of our commercial loans of approximately $41,650,000. Net cash provided by investing activities for the year ended December 31, 2020 primarily consisted of the issuance of our short term commercial loans of approximately $43,719,000, offset by collection of our commercial loans of approximately $39,136,000.

For the year ended December 31, 2021, net cash provided by financing activities was approximately $2,701,000, compared to approximately $726,000 for the year ended December 31, 2020. Net cash provided by financing activities for the year ended December 31, 2021 reflects the net proceeds from the public offering, as described below, of approximately $12,354,000, offset by the repayment of the Webster Credit Line of an aggregate of approximately $4,663,000 and the dividend payments of approximately $4,990,000. Net cash provided by financing activities for the year ended December 31, 2020 reflects the net proceeds from the Webster Credit Line of an aggregate of approximately $5,076,000, offset by dividend payments of approximately $4,143,000, the purchase of treasury shares of approximately $179,000 and deferred financing costs of approximately $27,000.

Our Amended and Restated Credit and Security Agreement with Webster, Flushing Bank and Mizrahi provides for the Webster Credit Line. Currently, the Webster Credit Line provides us with a credit line of $32.5 million in the aggregate until February 28, 2023, secured by assignments of mortgages and other collateral. The Webster Credit Line contains various covenants and restrictions including, among other covenants and restrictions, limiting the amount that the Company can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans the Company makes to its customers, limiting the Company’s ability to pay dividends under certain circumstances, and limiting the Company’s ability to repurchase its common shares, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates. In addition, the Webster Credit Line contains a cross default provision which will deem any default under any indebtedness owed by us or our subsidiary, MBC Funding II, as a default under the credit line.

The interest rates relating to the Webster Credit Line equal (i) LIBOR plus a premium, which rate aggregated approximately 4.10%, including a 0.5% agency fee, as of December 31, 2021, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.25% plus a 0.5% agency fee, as chosen by the Company for each drawdown. Under the Amended and Restated Credit Agreement, the Company may repurchase, redeem or otherwise retire its equity securities in an amount not to exceed ten percent of our annual net income from the prior fiscal year. Further, the Company may issue up to $20 million in bonds through its subsidiary, of which not more than $10 million of such bonds may be secured by mortgage notes receivable, and provided that the terms and conditions of such bonds are approved by Webster, subject to its reasonable discretion. In addition, Mr. Ran has provided a personal guaranty to the Webster Credit Line, which shall not exceed the sum of $500,000 plus any costs relating to the enforcement of the personal guaranty.

On July 2, 2021, we entered into a consent and amendment letter agreement, with respect to the Amended and Restated Credit Agreement, with the Lenders and Assaf Ran, as guarantor, to amend the definition of “Change of Control” to provide that Mr. Ran would be required to own at least 20%, instead of 27%, of the equity interests of the Company, on a fully diluted basis.

On March 7, 2022, we entered into a waiver agreement, or the Waiver, with respect to the Amended and Restated Credit Agreement, with the Lenders and Assaf Ran, as guarantor, providing the Company with a waiver of its covenant with respect to maintaining its fixed charge coverage ratio for the period ended December 31, 2021. In addition, the Waiver also provided an amount of $700,000 of distributions and/or dividends paid during the quarter ended December 31, 2021 shall be excluded from the calculation of fixed charge coverage ratio for the fiscal quarters ending March 31, 2022, June 30, 2022 and September 30, 2022.

Except as set forth in the preceding paragraph, we were in compliance with all covenants of the Webster Credit Line, as amended, as of December 31, 2021. At December 31, 2021, the outstanding amount under the Amended and Restated Credit Agreement was $15,645,970. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% agency fee, for December 31, 2021 was approximately 4.10%.

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

The Notes are secured by a first priority lien on all of MBC Funding II’s assets, including, primarily, mortgage notes, mortgages and other transaction documents entered into in connection with first mortgage loans originated and funded by us, which MBC Funding II acquired from MBC pursuant to an asset purchase agreement. MBC Funding II may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium. No Notes were redeemed by MBC Funding II as of December 31, 2021.

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

On February 26, 2020, our Board of Directors authorized a share buy back program for the repurchase of up to 100,000 shares of the Company’s common stock. The Company purchased an aggregate of 38,899 common shares under this repurchase program, at an aggregate cost of approximately $179,000, before the program expired on February 25, 2021.

On July 9, 2021, we completed an underwritten public offering of 1,875,000 common shares at a public offering price of $7.20 per share. The gross proceeds from the offering were $13.5 million and the net proceeds were approximately $12.4 million, after deducting our underwriting discounts and commissions and offering expenses.

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

As a result of the COVID-19 pandemic, we experienced a slowdown in the deployment of capital and lower demand for new loans. However, to date, we have not been materially impacted by the COVID-19 pandemic and have not experienced any material disruptions in our business operations. We will continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business. If the COVID-19 pandemic worsens in the New York area in which we operate, the pandemic could materially affect our financial and operational results.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 7, 2022, we entered into the Waiver with Webster pursuant to which Webster granted us a waiver from an event of default, with respect to the Amended and Restated Credit Agreement, which occurred as a result of our failure to maintain our fixed charge coverage ratio for the period ended December 31, 2021. In addition, the Waiver also provided an amount of $700,000 of distributions and/or dividends paid during the quarter ended December 31, 2021 shall be excluded from the calculation of fixed charge coverage ratio for the fiscal quarters ending March 31, 2022, June 30, 2022 and September 30, 2022.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Our executive officers and directors and their respective ages as of March ~~4~~, 2022 are as follows:

Name	Age	Position

Assaf Ran	56	Founder, Chairman of the Board, Chief Executive Officer and President
Vanessa Kao	44	Chief Financial Officer, Vice President, Treasurer and Secretary
Michael Jackson (1)(2)(3)	57	Director
Eran Goldshmit (1)(2)(3)	55	Director
Lyron Bentovim (1)	52	Director
Phillip Michals (1)(2)(3)	52	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Corporate Governance and Nominating Committee.

All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers are elected to serve subject to the discretion of the Board.

Set forth below is a brief description of the background and business experience of our executive officers and directors:

Assaf Ran, our founder, has been our Chief Executive Officer, president and chairman since our inception in 1989. Mr. Ran has 33 years of senior management experience leading public and private businesses. Mr. Ran started several yellow page businesses from the ground up and managed to make each one of them successful. Mr. Ran’s professional experience and background with us, as our director since March 1999, have given him the expertise needed to serve as one of our directors.

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

Lyron Bentovim has been a member of the Board since December 2008. Mr. Bentovim currently serves as The President and Chief Executive Officer of the Glimpse Group (Nasdaq: VRAR), a virtual reality and augmented reality company, as well as a Managing Partner at Darklight Partners in New York, NY. Darklight Partners is a strategic advisor to small and mid-size public and private companies. Prior to Darklight Partners, from July 2014 to August 2015, Mr. Bentovim was Chief Operating Officer/Chief Financial Officer of Top Image Systems (Nasdaq: TISA), and from March 2013 to July 2014, Mr. Bentovim served as Chief Operating Officer/Chief Financial Officer of NIT Health and Chief Operating Officer/Chief Financial Officer and managing director at Cabrillo Advisors. From August 2009 until July 2012, Mr. Bentovim has served as the Chief Operating Officer and the Chief Financial Officer of Sunrise Telecom, Inc. Prior to joining Sunrise Telecom, Inc., from January 2002, Mr. Bentovim was a Portfolio Manager for Skiritai Capital LLC, an investment advisor based in San Francisco. Mr. Bentovim has over 20 years of management experience, including his experience as a member of the board of directors at Blue Sphere, RTW Inc., Ault, Inc., Top Image Systems Ltd., Three-Five Systems Inc., Sunrise Telecom Inc., and Argonaut Technologies Inc. Prior to his position in Skiritai Capital LLC, Mr. Bentovim served as the President, Chief Operating Officer and co-founder of WebBrix, Inc. Additionally, Mr. Bentovim spent time as a Senior Engagement Manager with strategy consultancies USWeb/CKS, the Mitchell Madison Group LLC and McKinsey & Company Inc. Mr. Bentovim has an MBA from Yale School of Management and a law degree from the Hebrew University. Mr. Bentovim’s professional experience and background with other companies and with us have given him the expertise needed to serve as one of our directors.

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

Michael J. Jackson has been a member of the Board since July 2000. Since May 2017, Mr. Jackson has been the Chief Financial Officer of Radius Global Market Research. From March 2016 through April 2017, Mr. Jackson served as the Chief Financial Officer and executive vice president of both Ethology, Inc., a digital marketing agency, and Tallwave, LLC, a business design and innovation agency. From April 2007 through February 2016, he was the Chief Financial Officer and the executive vice president of iCrossing, Inc., a digital marketing agency. From October 1999 to April 2007, he was the executive vice president and Chief Financial Officer of AGENCY.COM, a global Internet professional services company. He served as the chief accounting officer of AGENCY.com from May 2000 and as its corporate controller from August 1999 until September 2001. From October 1994 until August 1999, Mr. Jackson was a manager at Arthur Andersen, LLP and Ernst and Young. Mr. Jackson also served on the New York State Society Auditing Standards and Procedures Committee from 1998 to 1999 and served on the New York State Society’s Securities and Exchange Commission Committee from 1999 to 2001. Mr. Jackson holds an M.B.A. in Finance from Hofstra University and is a certified public accountant. For the five years ended May 2008, Mr. Jackson was a member of the board of directors of Adstar, Inc. (OTC PINK: ADST). Mr. Jackson’s professional experience and background with other companies and with us have given him the expertise needed to serve as one of our directors.

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

The Compensation Committee is comprised entirely of directors who satisfy the standards of independence applicable to compensation committee members under Section 16(b) of the Exchange Act. During the fiscal year ended December 31, 2021, the Compensation Committee did not utilize the services of a compensation consultant.

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

Item 11. Executive Compensation

The following Summary Compensation Table sets forth all compensation earned by or paid to, in all capacities, during the years ended December 31, 2021 and 2020 by (i) the Company’s Chief Executive Officer and (ii) the most highly compensated executive officers, other than the CEO, who were serving as executive officers and whose total compensation exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executives”):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($) (1)	Total ($)
Assaf Ran	2021	$228,750	$—	$52,223	$280,973
Chief Executive Officer and President	2020	$305,000	$80,000	$45,961	$430,961

Vanessa Kao	2021	$150,000	$30,000	$11,968	$191,968
Chief Financial Officer, Vice President, Treasurer and Secretary	2020	$150,000	$41,000	$17,465	$208,465

(1)	Consists of certain expense reimbursements and Company matching contributions made pursuant to its Simple IRA Plan.

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

The Compensation Committee approved an annual bonus of $80,000 to Mr. Ran in 2020. On September 28, 2021, Mr. Ran voluntarily agreed to forgo his base salary for the months of October, November and December 2021 in an aggregate amount of $76,250 to provide the Company with temporary additional liquidity which was necessary as a result of the dividend payment of $0.125 per share that was paid to all shareholders of record on July 9, 2021, that also included the shareholders that participated in the recent offering, which was paid prior to our being able to deploy the proceeds from the offering into new loans.

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

The following table sets forth information concerning outstanding equity awards to the Named Executives as of December 31, 2021.

Outstanding Equity Awards at Fiscal Year-End

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Assaf Ran Chief Executive Officer and President	1,000,000	5,500,000	(1)(2)

(1)	Calculated based on the closing market price of $5.50 at the end of the last completed fiscal year on December 31, 2021.

(2)	Mr. Ran may not sell, convey, transfer, pledge, encumber or otherwise dispose of the Restricted Shares until the earliest to occur of the following: (i) September 9, 2026, with respect to 1/3 of the Restricted Shares, September 9, 2027 with respect to an additional 1/3 of the Restricted Shares and September 9, 2028 with respect to the final 1/3 of the Restricted Shares; (ii) the date on which Mr. Ran’s employment is terminated by us for any reason other than for “Cause;” or (iii) on a Risk Termination Date. If at any time prior to a Risk Termination Date Mr. Ran’s employment is terminated by us for Cause or Mr. Ran voluntarily terminates his employment for any reason other than death or disability, Mr. Ran will forfeit that portion of the Restricted Shares which have not previously vested.

Compensation of Directors

During 2021, the annual cash compensation paid to each independent member of the Board was $12,000, plus an additional $300 for each committee meeting attended.

The table below summarizes the compensation paid to our directors for the year ended December 31, 2021:

Director Compensation

Name (a)	Fees Earned or Paid in Cash ($)
Michael Jackson	$13,200
Eran Goldshmit	$13,200
Lyron Bentovim	$13,200
Phillip Michals	$13,200

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table, together with the accompanying footnotes, sets forth information, as of March ~~4~~, 2022, regarding the beneficial ownership of our common shares by all persons known by us to beneficially own more than 5% of our outstanding common shares, each Named Executive Officer, each director, and all of our directors and executive officers as a group:

Name of Beneficial Owner	Amount of Beneficial Ownership (1)	Percentage of Class

Executive Officers and Directors
Assaf Ran (2)	2,585,000	22.5%
Vanessa Kao	8,236	*
Michael Jackson	35,000	*
Eran Goldshmit	10,978	*
Lyron Bentovim	39,287	*
Phillip Michals	101,058	*
All executive officers and directors as a group (6 persons)	2,779,559	24.2%

* Less than 1%

(1)	A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from March ~~4~~, 2022 upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from March ~~4~~, 2022 have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on 11,494,945 shares outstanding on March ~~4~~, 2022.

(2)	Includes 1,000,000 Restricted Shares granted to Mr. Ran on September 9, 2011, which was approved by shareholders at our 2011 annual meeting of shareholders. Mr. Ran may not sell, convey, transfer, pledge, encumber or otherwise dispose of the Restricted Shares until the earliest to occur of the following: (i) September 9, 2026, with respect to 1/3 of the Restricted Shares, September 9, 2027 with respect to an additional 1/3 of the Restricted Shares and September 9, 2028 with respect to the final 1/3 of the Restricted Shares; (ii) the date on which Mr. Ran’s employment is terminated by us for any reason other than for “Cause;” or (iii) on a Risk Termination Date. If at any time prior to a Risk Termination Date Mr. Ran’s employment is terminated by us for Cause or Mr. Ran voluntarily terminates his employment for any reason other than death or disability, Mr. Ran will forfeit that portion of the Restricted Shares which have not previously vested. Mr. Ran’s address is c/o Manhattan Bridge Capital, Inc., 60 Cutter Mill Road, Suite 205, Great Neck, New York 11021.

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

Item 14. Principal Accountant Fees and Services

The aggregate fees billed by our principal accounting firm, Hoberman & Lesser CPA’s, LLP, for the fiscal years ended December 31, 2021 and 2020 (including for services for MBC Funding II) are as follows:

(a)	Audit Fees

2021

The aggregate fees incurred during 2021 for our principal accountant were $65,500, covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2021.

2020

The aggregate fees incurred during 2020 for our principal accountant were $65,500, covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2020.

(b)	Audit-Related Fees

There were no audit-related fees billed by our principal accountant during 2021 or 2020.

(c)	Tax Fees

There were no tax fees billed by our principal accountant during 2021 or 2020.

(d)	All Other Fees

No other fees, beyond those disclosed in this Item 14, were billed during 2021 or 2020 except that we were billed $21,500 in 2021 by our principal accountant for services rendered in connection with our Registration Statement on Form S-3 for our public offering in July 2021.

Audit Committee Pre-Approval, Policies and Procedures

Our Audit Committee approved the engagement with Hoberman & Lesser CPA’s, LLP. These services were pre-approved by our Audit Committee to assure that such services do not impair the auditor’s independence from us.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) 1. Financial Statements - See Index to Financial Statements on page F-1.

2. Financial Statement Schedules – See (c) below.

3. Exhibits – See (b) below.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation filed with the Secretary of State of New York in July 2014 (1)
3.2	Amended and Restated Bylaws effective in May 2014 (1)
4.1	Specimen Stock Certificate (2)
4.2	Form of Representative Warrants (3)
4.3	Form of Representative Warrants (4)
4.4	Indenture, dated as of April 25, 2016, among Manhattan Bridge Capital, Inc., MBC Funding II Corp and Worldwide Stock Transfer, LLC (5)
4.5	Description of Securities (13)
10.1**	Employment Agreement dated March 1, 1999 by and between Assaf Ran and the Company (6)
10.2**	Form of the Company’s 2009 Stock Option Plan, as amended (8)
10.3	Continuing Guaranty of Manhattan Bridge Capital Inc. dated April 25, 2016. (5)
10.4	Pledge Agreement, dated as of April 25, 2016, between Manhattan Bridge Capital and Worldwide Stock Transfer, LLC (5)
10.5	Guaranty dated April 25, 2016 of MBC Funding II Corp. (5)
10.6	Intercreditor Agreement, dated as of April 25, 2016, between Webster Business Credit Corp and Worldwide Stock Transfer, LLC (5)
10.7	Amendment of Lease, dated July 21, 2016, between the Company and Philips Cutter Mill Owner LLC for the premises located at 60 Cutter Mill Road, Great Neck, New York 11201 (7)
10.8**	Restricted Share Agreement, dated September 9, 2011, between the Company and Assaf Ran (13)
10.9	Amended and Restated Revolving Credit Note, dated July 7, 2017, executed by Manhattan Bridge Capital, Inc (9)
10.10	Amended and Restated Credit and Security Agreement, effective August 8, 2017, among Manhattan Bridge Capital, Inc., Webster Business Credit Corporation, and Flushing Bank (10)
10.11	Waiver and Amendment No. 1 to Amended and Restated Credit and Security Agreement, effective July 11, 2018, among Manhattan Bridge Capital, Inc., Webster Business Credit Corporation, Flushing Bank and Assaf Ran (12)
10.12	Amended and Restated Revolving Credit Note, effective July 11, 2018, between Manhattan Bridge Capital, Inc. and Flushing Bank (12)
10.13	Amendment No. 2 to Amended and Restated Credit and Security Agreement, effective December 31, 2019, among Manhattan Bridge Capital, Inc., Webster Business Credit Corporation, Flushing Bank and Assaf Ran (13)
10.15	Amendment No. 3 to Amended and Restated Credit and Security Agreement, effective February 26, 2020, among Manhattan Bridge Capital, Inc., Webster Business Credit Corporation, Flushing Bank, Mizrahi and Assaf Ran (13)
10.14	Revolving Credit Note dated February 25, 2020, between Manhattan Bridge Capital, Inc. and Mizrahi (13)
10.15**	Voluntary Salary Waiver Agreement between Manhattan Bridge Capital, Inc. and Assaf Ran dated October 22, 2019 (13)

Exhibit No.	Description

10.16	Consent and Amendment Letter Agreement by and among Manhattan Bridge Capital Inc., Webster Business Credit Corporation, Flushing Bank and Mizrahi Tefahot Bank Ltd., dated July 2, 2021 (14)
10.17	Voluntary Salary Waiver Letter Agreement dated September 28, 2021, by and between Manhattan Bridge Capital, Inc. and Assaf Ran (15)
10.18***	Waiver Agreement by and among Manhattan Bridge Capital Inc., and Webster Business Credit Corporation, Flushing Bank and Mizrahi Tefahot Bank Ltd, a division of Webster Bank, N.A., dated March 7, 2022
21.1	List of Subsidiaries (11)
23.1	Consent of Hoberman & Lesser CPA’s, LLP, dated March 16, 2020 (***)
31.1	Chief Executive Officer Certification under Rule 13a-14 (***)
31.2	Chief Financial Officer Certification under Rule 13a-14 (***)
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 (*)
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 (*)
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Schema Document
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

* Furnished herewith.

** Compensation plan or arrangement for current or former executive officers and directors.

*** Filed herewith.

(1)	Previously filed as exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference.
(2)	Previously filed as exhibit to Registration Statement on Form SB-2/A filed on April 23, 1999 and incorporated herein by reference.
(3)	Previously filed as exhibit to Current Report on Form 8-K filed on August 15, 2016 and incorporated herein by reference.
(4)	Previously filed as exhibit to Current Report on Form 8-K filed on May 29, 2016 and incorporated herein by reference.
(5)	Previously filed as exhibit to Current Report on Form 8-K filed on April 27, 2016 and incorporated herein by reference.
(6)	Previously filed as exhibit to Registration Statement on Form SB-2 filed on March 10, 1999 and incorporated herein by reference.
(7)	Previously filed as exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and incorporated herein by reference.
(8)	Previously filed as Appendix A to Schedule 14A filed on August 5, 2011 and incorporated herein by reference.
(9)	Previously filed as exhibit to Current Report on Form 8-K filed on July 13, 2017 and incorporated herein by reference.
(10)	Previously filed as exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 and incorporated herein by reference.
(11)	Previously filed as exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and incorporated by reference herein.
(12)	Previously filed as exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference.
(13)	Previously filed as exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and incorporated by reference herein.
(14)	Previously filed as exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 and incorporated herein by reference.
(15)	Previously filed as exhibit to Current Report on Form 8-K filed on September 29, 2021 and incorporated herein by reference.

(c)	No financial statement schedules are included because the information is either provided in the financial statements or is not required under the related instructions or is inapplicable and such schedules therefore have been omitted.

Item 16. 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Manhattan Bridge Capital, Inc.

By:	/s/ Assaf Ran
Assaf Ran, President, Chief Executive
Officer and Chairman of the Board of Directors

Date: March 11, 2022

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Assaf Ran	President, Chief Executive Officer	March 11, 2022
Assaf Ran	and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Vanessa Kao	Chief Financial Officer (Principal	March 11, 2022
Vanessa Kao	Financial and Accounting Officer)

/s/Lyron Bentovim	Director	March 11, 2022
Lyron Bentovim

/s/ Eran Goldshmit	Director	March 11, 2022
Eran Goldshmit

/s/ Michael Jackson	Director	March 11, 2022
Michael Jackson

/s/ Phillip Michals	Director	March 11, 2022
Phillip Michals

MANHATTAN BRIDGE CAPITAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Manhattan Bridge Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Manhattan Bridge Capital, Inc. and Subsidiary (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses

As discussed in Note 2 to the consolidated financial statements, the Company estimates its allowance for credit losses on its loans receivable primarily using the Weighted Average Remaining Maturity method along with consideration of other variables. Based on these assessments, the Company determined that no allowance for credit losses is required.

The allowance for credit losses was identified by us as a critical audit matter because of the extent of auditor judgment applied and significant audit effort to evaluate the subjective and complex judgments made by management in determining whether any of its loans receivable are impaired and/or require an allowance for credit losses.

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

Hoberman & Lesser, CPA’s LLP

New York, New York

March 11, 2022

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2021 and 2020

	2021	2020
Assets
Loans receivable	$65,715,364	$58,097,970
Interest receivable on loans	955,443	827,236
Cash	142,546	131,654
Cash - restricted	—	327,483
Other assets	64,745	66,566
Operating lease right-of-use asset, net	317,080	369,699
Deferred financing costs, net	10,539	22,807
Total assets	$67,205,717	$59,843,415

Liabilities and Stockholders’ Equity
Liabilities:
Line of credit	$15,645,970	$20,308,873
Senior secured notes (net of deferred financing costs of $322,241 and $397,327, respectively)	5,677,759	5,602,673
Deferred origination fees	580,461	367,638
Accounts payable and accrued expenses	154,169	168,940
Operating lease liability	324,248	372,907
Dividends payable	1,436,868	1,058,194
Total liabilities	23,819,475	27,879,225

Commitments and contingencies
Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common shares - $.001 par value; 25,000,000 shares authorized; 11,757,058 and 9,882,058 issued; 11,494,945 and 9,619,945 outstanding, respectively	11,757	9,882
Additional paid-in capital	45,522,746	33,157,096
Treasury stock, at cost – 262,113 shares	(798,939)	(798,939)
Accumulated deficit	(1,349,322)	(403,849)
Total stockholders’ equity	43,386,242	31,964,190

Total liabilities and stockholders’ equity	$67,205,717	$59,843,415

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

	2021	2020
Interest income from loans	$5,608,660	$5,988,622
Origination fees	1,199,230	1,017,729
Total Revenue	6,807,890	7,006,351

Operating costs and expenses:
Interest and amortization of deferred financing costs	1,045,548	1,356,015
Referral fees	7,532	5,875
General and administrative expenses	1,348,838	1,434,438
Total operating costs and expenses	2,401,918	2,796,328

Income from operations	4,405,972	4,210,023
Other income	18,000	20,000
Income before income tax expense	4,423,972	4,230,023
Income tax expense	(647)	(645)
Net income	$4,423,325	$4,229,378

Basic and diluted net income per common share outstanding:
—Basic	$0.42	$0.44
—Diluted	$0.42	$0.44

Weighted average number of common shares outstanding
—Basic	10,524,055	9,631,296
—Diluted	10,524,055	9,631,296

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Cost	Deficit	Totals
Balance, January 1, 2020	9,882,058	$9,882	$33,144,032	223,214	$(619,688)	$(590,808)	$31,943,418
Non cash compensation			13,064				13,064
Purchase of treasury shares				38,899	(179,251)		(179,251)
Dividends paid						(2,984,225)	(2,984,225)
Dividends declared and payable						(1,058,194)	(1,058,194)
Net income for the year ended December 31, 2020						4,229,378	4,229,378
Balance, December 31, 2020	9,882,058	9,882	33,157,096	262,113	(798,939)	(403,849)	31,964,190
Public offering, net	1,875,000	1,875	12,352,585				12,354,460
Non cash compensation			13,065				13,065
Dividends paid						(3,931,930)	(3,931,930)
Dividends declared and payable						(1,436,868)	(1,436,868)
Net income for the year ended December 31, 2021						4,423,325	4,423,325
Balance, December 31, 2021	11,757,058	$11,757	$45,522,746	262,113	$(798,939)	$(1,349,322)	$43,386,242

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

	2021	2020
Cash flows from operating activities:
Net income	$4,423,325	$4,229,378
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	87,353	102,017
Depreciation	2,265	1,135
Non cash compensation expense	13,065	13,064
Adjustment to operating lease right-of-use asset and liability	3,960	(62)
Changes in operating assets and liabilities
Interest receivable on loans	(128,207)	(180,911)
Other assets	(443)	(5,724)
Accounts payable and accrued expenses	(14,771)	17,117
Deferred origination fees	212,823	45,519
Net cash provided by operating activities	4,599,370	4,221,533

Cash flows from investing activities:
Issuance of short term loans	(49,267,892)	(43,719,304)
Collections received from loans	41,650,498	39,136,019
Release of loan holdback relating to mortgage receivable	—	(15,000)
Purchase of fixed assets	—	(8,759)
Net cash used in investing activities	(7,617,394)	(4,607,044)

Cash flows from financing activities:
Proceeds from public offering, net	12,354,460	—
(Repayment of) proceeds from line of credit, net	(4,662,903)	5,075,880
Dividends paid	(4,990,124)	(4,143,286)
Purchase of treasury shares	—	(179,251)
Deferred financing costs incurred	—	(27,102)
Net cash provided by financing activities	2,701,433	726,241

Net (decrease) increase in cash and restricted cash	(316,591)	340,730
Cash and restricted cash, beginning of year	459,137	118,407
Cash and restricted cash, end of year	$142,546	$459,137

Supplemental Cash Flow Information:
Taxes paid during the year	$647	$645
Interest paid during the year	$982,491	$1,264,533
Operating leases paid during the year	$63,481	$56,572

Supplemental Information – Noncash Information:
Dividend declared and payable	$1,436,868	$1,058,194
Establishment of right-of-use asset and operating lease liability	$—	$329,421
Interest receivable converted to loans receivable in connection with forbearance agreements	$—	$29,671

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 and 2020

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

Application of the WARM method to estimate a CECL reserve requires judgment, including (i) the appropriate historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, and (iii) the current credit quality of the Company’s loan portfolio and expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to the Company’s portfolio, the Company reviewed its historical loan performance, which includes zero realized loan losses since the inception of our business. In addition, the Company reviews each loan on a quarterly basis and evaluates the borrower’s ability to pay the monthly interest, the borrower’s likelihood of executing the original exit strategy, as well as the loan-to-value ratio. Based on these analyses, the Company has determined that there was no effect on the allowance for credit losses on January 1, 2020 due to the adoption of ASU 2016-13 and, as of December 31, 2021 and 2020, no allowance for credit losses is required. Failure to properly measure an allowance for credit losses could result in the overstatement of earnings and the carrying value of the loans receivable. Actual losses, if any, could differ significantly from estimated amounts.

Accrued interest receivable on loans receivable is excluded from the estimate of credit losses.

Income Taxes

The Company follows Accounting Standards Codification (“ASC”) 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740”), which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2021 and 2020, the Company has no material uncertain tax positions to be accounted for in the consolidated financial statements. The Company recognizes interest and penalties related to uncertain tax positions, if any, as part of income tax expense.

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

The numerator in calculating both basic and diluted EPS for each year is the reported net income. The denominator is based on the following weighted average number of common shares:

	Years ended December 31,
	2021	2020
Basic weighted average common shares outstanding	10,524,055	9,631,296
Incremental shares for assumed exercise of warrants	0	0
Diluted weighted average common shares outstanding	10,524,055	9,631,296

33,612 vested warrants were not included in the diluted EPS calculation for the year ended December 31, 2020 because their effect would have been anti-dilutive.

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

For the years ended December 31, 2021 and 2020, the total amounts of $49,267,892 and $43,719,304, respectively, have been lent, offset by collections received from borrowers, under the commercial loans in the amount of $41,650,498 and $39,136,019, respectively. The face amounts of the loans the Company originated in the past seven years have ranged from a minimum of $30,000 to a maximum of $2,850,000. The Company’s board of directors established a policy limiting the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $3 million. The Company’s loans typically have a maximum initial term of 12 months and bear interest at a fixed rate of 8% to 14% per year. In addition, the Company usually receives origination fees, or “points,” ranging from 0% to 2% of the original principal amount of the loan as well as other fees relating to underwriting, funding and managing the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser), and in the case of construction financing, up to 80% of construction costs.

At December 31, 2021, the Company was committed to $7,214,286 in construction loans that can be drawn by the borrowers when certain conditions are met.

At December 31, 2021 and 2020, no one entity has loans outstanding representing more than 10% of the total balance of the loans outstanding.

The Company generally grants loans for a term of one year. When a performing loan reaches its maturity and the borrower requests an extension, the Company may extend the term of the loan beyond one year. Prior to granting an extension of any loan, the Company reevaluates the underlying collateral.

Credit Risk

Credit risk profile based on loan activity as of December 31, 2021 and 2020:

Performing loans	Developers- Residential	Developers- Commercial	Developers- Mixed Use	Total outstanding loans
December 31, 2021	$57,432,364	$5,819,000	$2,464,000	$65,715,364
December 31, 2020	$55,119,107	$1,564,863	$1,414,000	$58,097,970

At December 31, 2021, the Company’s loans receivable consisted of loans in the amount of $367,500, $1,052,400, $170,000, $2,536,883, $5,800,250 and $16,087,931, originally due in 2016, 2017, 2018, 2019, 2020 and 2021, respectively. At December 31, 2020, the Company’s loans receivable consisted of loans in the amount of $367,500, $1,594,463, $1,520,000, $5,026,571 and $15,099,018, originally due in 2016, 2017, 2018, 2019 and 2020, respectively.

In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans. Accordingly, at December 31, 2021, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof.

Subsequent to the balance sheet date, $7,985,500 of the loans receivable at December 31, 2021 were paid off, including $3,134,000 originally due in or before 2021.

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

The interest rates relating to the Webster Credit Line equal (i) LIBOR plus a premium, which rate aggregated approximately 4.10%, including a 0.5% agency fee, as of December 31, 2021, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.25% plus a 0.5% agency fee, as chosen by the Company for each drawdown. Under the Amended and Restated Credit Agreement, the Company may repurchase, redeem or otherwise retire its equity securities in an amount not to exceed ten percent of our annual net income from the prior fiscal year. Further, the Company may issue up to $20 million in bonds through its subsidiary, of which not more than $10 million of such bonds may be secured by mortgage notes receivable, and provided that the terms and conditions of such bonds are approved by Webster, subject to its reasonable discretion. In addition, Mr. Ran has provided a personal guaranty to the Webster Credit Line, which shall not exceed the sum of $500,000 plus any costs relating to the enforcement of the personal guaranty.

On July 2, 2021, the Company entered into a consent and amendment letter agreement, with respect to the Amended and Restated Credit Agreement, with the lenders and Assaf Ran, as guarantor, to amend the definition of “Change of Control” to provide that Mr. Ran would be required to own at least 20%, instead of 27%, of the equity interests of the Company, on a fully diluted basis.

On March 7, 2022 , the Company entered into a waiver agreement, with respect to the Amended and Restated Credit Agreement, with the lenders and Assaf Ran, as guarantor, to provide the Company with a waiver of its covenant with respect to maintaining its fixed charge coverage ratio for the period ended December 31, 2021. In addition, the waiver agreement also provided an amount of $700,000 of distributions and/or dividends paid during the quarter ended December 31, 2021 shall be excluded from the calculation of fixed charge coverage ratio for the fiscal quarters ending March 31, 2022, June 30, 2022 and September 30, 2022.

The costs to establish and amend the Webster Credit Line are being amortized over the term of the respective agreement, using the straight-line method. The amortization costs for the years ended December 31, 2021 and 2020 were $12,268 and $26,932, respectively.

Except as set forth in the preceding paragraph, the Company was in compliance with all covenants of the Webster Credit Line, as amended, as of December 31, 2021. At December 31, 2021, the outstanding amount under the Amended Credit Agreement was $15,645,970. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% Agency Fee, as of December 31, 2021, was approximately 4.10%.

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

MBC Funding may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the Noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium. No Notes were redeemed by MBC Funding as of December 31, 2021.

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

Our principal executive officers consist of Assaf Ran, who serves as our Chief Executive Officer and President, and Vanessa Kao, who serves as our Chief Financial Officer. Each of Mr. Ran and Ms. Kao serve in similar functions with our parent, MBC and own an aggregate of $704,000 and $188,000 of our Notes.

7. Stockholders’ Equity

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

8. Simple IRA Plan

On October 26, 2000, the board of directors approved a Simple IRA Plan (the “IRA Plan”) to attract and retain valuable executives. The IRA Plan allows for participation by up to 100 eligible employees of the Company. Under the IRA Plan, eligible employees may contribute a portion of their pre-tax yearly salary, up to the maximum contribution limit for Simple IRA Plans as set forth under the Internal Revenue Code of 1986, as amended, with the Company matching on a dollar-for-dollar basis up to 3% of the employees’ annual pre-tax compensation. These thresholds are subject to change under notice by the trustee for the IRA Plan. The Company is not responsible for any other costs under the IRA Plan. For the years ended December 31, 2021 and 2020 the Company contributed $15,123 and $16,942, respectively, as matching contributions to the IRA Plan.

9. Stock-Based Compensation

Stock based compensation expense recognized under ASC 718 for the years ended December 31, 2021 and 2020 of $13,065 and $13,064, respectively, reflects the amortization of the fair value of 1,000,000 restricted shares granted to the Company’s Chief Executive Officer on September 9, 2011 of $195,968, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value is being amortized over 15 years.

On August 15, 2016, in connection with a public offering of the Company’s common stock, the Company issued warrants to purchase up to 33,612 common shares, with an exercise price of $7.4375 per common share, to the representative of the underwriters of the offering. The warrants were exercisable at any time, and from time to time, in whole or in part, commencing on August 9, 2017 and expired on August 9, 2021, unexercised.

10. Public Offering

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

At December 31, 2021, approximate future minimum lease payments, including mandatory fixed electricity charges, are as follows:

2022	$63,326
2023	63,326
2024	61,526
2025	60,926
2026	60,926
Thereafter	55,848
Total minimum lease payments	365,878
Less: amount representing interest	(41,630)
Present Value of Net Minimum Lease Payments	$324,248

Rent expense, including fixed electricity charges and variable real estate taxes, in the years 2021 and 2020 was approximately $63,000 and $56,000, respectively.

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

On September 28, 2021, Mr. Ran voluntarily agreed to forgo his base salary in an aggregate amount of $76,250 for the months of October, November and December 2021, and therefore Mr. Ran’s annual base compensation for the years 2021 and 2020 was $228,750 and $305,000, respectively. In addition, the Compensation Committee approved an annual bonus of $80,000 to Mr. Ran in 2020.

12. COVID-19

As a result of the COVID-19 pandemic, the Company may experience difficulties collecting monthly interest on time from its borrowers, property values may decline and certain of the Company’s originated loans may need to be extended. Since the onset of the COVID-19 pandemic, the Company has continued to originate loans as well as continued to service its existing loans, though the Company had observed lower demand for new loans. To date, the Company has not been materially impacted by the COVID-19 pandemic and will continue to closely monitor the impact of the COVID-19 pandemic on all aspects of its business. If the COVID-19 pandemic worsens in the geographic areas in which the Company operates, the pandemic could materially affect its financial and operational results.

13. Subsequent Events

Subsequent to the balance date, the Company’s board of directors has declared a quarterly dividend of $0.125 per share to be paid to all shareholders of record on April 8, 2022. The dividend will be paid on April 15, 2022.

