Form 10-Q
period 2022-03-31
MANHATTAN BRIDGE CAPITAL, INC
filed 2022-04-14
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________________ to________________________________

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

As of April 14, 2022, the registrant had a total of 11,494,945 common shares, $.001 par value per share, outstanding.

MANHATTAN BRIDGE CAPITAL, INC.

Forward Looking Statements

This report contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the words “believe,” “expect,” “intend,” “estimate” and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial condition and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements”), including but not limited to the following: (i) our loan origination activities, revenues and profits are limited by available funds; (ii) we operate in a highly competitive market and competition may limit our ability to originate loans with favorable interest rates; (iii) our Chief Executive Officer is critical to our business and our future success may depend on our ability to retain him; (iv) if we overestimate the yields on our loans or incorrectly value the collateral securing the loan, we may experience losses; (v) we may be subject to “lender liability” claims; (vi) our due diligence may not uncover all of a borrower’s liabilities or other risks to its business; (vii) borrower concentration could lead to significant losses; (viii) we may choose to make distributions in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive and (ix) the effect of the COVID-19 pandemic on our business may be greater than anticipated. The accompanying information contained in this report, including the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” identifies important factors that could cause such differences. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

All references in this Form 10-Q to “Company,” “we,” “us,” or “our” refer to Manhattan Bridge Capital, Inc. and its wholly-owned subsidiary, MBC Funding II Corp., unless the context otherwise indicates.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)	(audited)
Assets
Loans receivable	$68,438,336	$65,715,364
Interest receivable on loans	1,028,917	955,443
Cash	145,366	142,546
Other assets	91,555	64,745
Operating lease right-of-use asset, net	303,366	317,080
Deferred financing costs, net	41,115	10,539
Total assets	$70,048,655	$67,205,717

Liabilities and Stockholders’ Equity
Liabilities:
Line of credit	$18,389,558	$15,645,970
Senior secured notes (net of deferred financing costs of $303,470 and $322,241, respectively)	5,696,530	5,677,759
Deferred origination fees	688,233	580,461
Accounts payable and accrued expenses	148,211	154,169
Operating lease liability	311,758	324,248
Dividends payable	1,436,868	1,436,868
Total liabilities	26,671,158	23,819,475

Commitments and contingencies
Stockholders’ equity:
Preferred stock - $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common shares - $.001 par value; 25,000,000 shares authorized; 11,757,058 issued; 11,494,945 outstanding	11,757	11,757
Additional paid-in capital	45,526,012	45,522,746
Treasury stock, at cost – 262,113 shares	(798,939)	(798,939)
Accumulated deficit	(1,361,333)	(1,349,322)
Total stockholders’ equity	43,377,497	43,386,242

Total liabilities and stockholders’ equity	$70,048,655	$67,205,717

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2022	2021

Interest income from loans	$1,643,789	$1,442,814
Origination fees	471,271	286,473
Total revenue	2,115,060	1,729,287

Operating costs and expenses:
Interest and amortization of deferred financing costs	331,853	317,186
Referral fees	1,361	1,751
General and administrative expenses	361,489	308,981
Total operating costs and expenses	694,703	627,918

Income from operations	1,420,357	1,101,369
Other income	4,500	4,500
Net income	$1,424,857	$1,105,869

Basic and diluted net income per common share outstanding:
—Basic	$0.12	$0.12
—Diluted	$0.12	$0.12

Weighted average number of common shares outstanding:
—Basic	11,494,945	9,619,945
—Diluted	11,494,945	9,619,945

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Shares		Additional Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Cost	Deficit	Totals
Balance, January 1, 2022	11,757,058	$11,757	$45,522,746	262,113	$(798,939)	$(1,349,322)	$43,386,242
Non-cash compensation			3,266				3,266
Dividends declared and payable						(1,436,868)	(1,436,868)
Net income						1,424,857	1,424,857
Balance, March 31, 2022	11,757,058	$11,757	$45,526,012	262,113	$(798,939)	$(1,361,333)	$43,377,497

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Common Shares		Additional Paid-in	Treasury Stock		(Accumulated Deficit) Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Totals
Balance, January 1, 2021	9,882,058	$9,882	$33,157,096	262,113	$(798,939)	$(403,849)	$31,964,190
Non-cash compensation			3,266				3,266
Net income						1,105,869	1,105,869
Balance, March 31, 2021	9,882,058	$9,882	$33,160,362	262,113	$(798,939)	$702,020	$33,073,325

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$1,424,857	$1,105,869
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	24,015	24,263
Adjustment to operating lease right-of-use asset and liability	1,224	1,192
Depreciation	469	587
Non-cash compensation expense	3,266	3,266
Changes in operating assets and liabilities:
Interest receivable on loans	(73,474)	(87,896)
Other assets	(27,280)	(14,998)
Accounts payable and accrued expenses	(5,958)	(38,587)
Deferred origination fees	107,772	71,289
Net cash provided by operating activities	1,454,891	1,064,985

Cash flows from investing activities:
Issuance of short term loans	(18,295,339)	(9,659,678)
Collections received from loans	15,572,367	9,267,410
Net cash used in investing activities	(2,722,972)	(392,268)

Cash flows from financing activities:
Proceeds from line of credit, net	2,743,588	132,174
Dividend paid	(1,436,868)	(1,058,194)
Deferred financing costs incurred	(35,819)	—
Net cash provided by (used in) financing activities	1,270,901	(926,020)

Net increase (decrease) in cash	2,820	(253,303)
Cash and restricted cash*, beginning of year	142,546	459,137
Cash and restricted cash*, end of period	$145,366	$205,834

Supplemental Cash Flow Information:
Interest paid during the period	$277,757	$302,160
Operating leases paid during the period	$15,881	$15,849

Supplemental Information – Noncash Information:
Dividend declared and payable	$1,436,868	$—

*	At January 1, 2021, cash and restricted cash included $327,483 of restricted cash. No other periods above included restricted cash.

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

1. THE COMPANY

The accompanying unaudited consolidated financial statements of Manhattan Bridge Capital, Inc. (“MBC”), a New York corporation founded in 1989, and its consolidated subsidiary, MBC Funding II Corp. (“MBC Funding II”), a New York corporation formed in December 2015 (collectively referred to herein as the “Company”) have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2021 and the notes thereto included in the Company’s Annual Report on Form 10-K. Results of consolidated operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year.

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

At March 31, 2022, the Company was committed to $8,801,947 in construction loans that can be drawn by the borrowers when certain conditions are met.

At March 31, 2022, no one entity has loans outstanding representing more than 10% of the total balance of the loans outstanding.

The Company generally grants loans for a term of one year. When a performing loan reaches its maturity and the borrower requests an extension, the Company may extend the term of the loan beyond one year. Prior to granting an extension of any loan, the Company reevaluates the underlying collateral.

Credit Risk

Credit risk profile based on loan activity as of March 31, 2022 and December 31, 2021:

Performing loans	Developers- Residential	Developers- Commercial	Developers- Mixed Used	Total outstanding loans
March 31, 2022	$58,680,336	$7,994,000	$1,764,000	$68,438,336
December 31, 2021	$57,432,364	$5,819,000	$2,464,000	$65,715,364

At March 31, 2022, the Company’s loans receivable consisted of loans in the amount of $365,483, $1,052,400, $1,534,246, $4,320,250 and $14,021,457, originally due in 2016, 2017, 2019, 2020 and 2021, respectively. The receivable also includes loans in the amount of $3,644,000 originally due in the first quarter of 2022.

In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans. In all instances the borrower has either signed an extension agreement or are in the process of signing the extension. At March 31, 2022, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof.

Subsequent to the balance sheet date, $2,450,550 of the loans receivable at March 31, 2022 were paid off, including $2,050,550 originally due in or before 2021.

4. LINE OF CREDIT

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

The interest rates relating to the Webster Credit Line equal (i) LIBOR plus a premium, which rate aggregated approximately 4.45%, including a 0.5% agency fee, as of March 31, 2022, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.25% plus a 0.5% agency fee, as chosen by the Company for each drawdown. Under the Amended and Restated Credit Agreement, the Company may repurchase, redeem or otherwise retire its equity securities in an amount not to exceed ten percent of our annual net income from the prior fiscal year. Further, the Company may issue up to $20 million in bonds through its subsidiary, of which not more than $10 million of such bonds may be secured by mortgage notes receivable, and provided that the terms and conditions of such bonds are approved by Webster, subject to its reasonable discretion. In addition, Mr. Ran has provided a personal guaranty to the Webster Credit Line, which shall not exceed the sum of $500,000 plus any costs relating to the enforcement of the personal guaranty.

On July 2, 2021, the Company entered into a Consent and Amendment Letter Agreement (the “Amendment”), with respect to the Amended and Restated Credit Agreement, with the Lenders and Mr. Ran, as guarantor, to amend the definition of “Change of Control” under the Amended and Restated Credit Agreement, to provide that Mr. Ran would be required to own at least 20%, instead of 27%, of the equity interests of the Company, on a fully diluted basis.

On March 7, 2022, the Company entered into a Waiver Agreement (the “Waiver”), with respect to the Amended and Restated Credit Agreement, with the Lenders and Mr. Ran, as guarantor, to provide the Company with a waiver of its covenant with respect to maintaining its fixed charge coverage ratio for the period ended December 31, 2021. In addition, the Waiver also provided that an amount of $700,000 of distributions and/or dividends paid during the quarter ended December 31, 2021 shall be excluded from the calculation of fixed charge coverage ratio for the fiscal quarters ending March 31, 2022, June 30, 2022 and September 30, 2022.

Except as set forth in the preceding paragraph, the Company was in compliance with all covenants of the Webster Credit Line, as amended, as of March 31, 2022. At March 31, 2022, the outstanding amount under the Amended Credit Agreement was $18,389,558. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% Agency Fee, was approximately 4.45% as of March 31, 2022.

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

MBC Funding II may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the Noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium. No Notes were redeemed by MBC Funding II as of March 31, 2022.

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

The Company guaranteed MBC Funding II’s obligations under the Notes, which are secured by its pledge of 100% of the outstanding common shares of MBC Funding II that it owns.

6. EARNINGS PER COMMON SHARE

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

The denominator is based on the following weighted average number of common shares:

	Three Months Ended March 31,
	2022	2021
Basic weighted average common shares outstanding	11,494,945	9,619,945
Incremental shares for assumed exercise of warrants	0	0
Diluted weighted average common shares outstanding	11,494,945	9,619,945

Vested warrants to purchase 33,612 common shares, that expired August 2021, were not included in the diluted earnings per share calculation for the three month period ended March 31, 2021 because the warrants were not in the money.

7. STOCK – BASED COMPENSATION

Stock based compensation expense recognized under ASC 718, “Compensation-Stock Compensation,” for each of the three month periods ended March 31, 2022 and 2021 of $3,266 represents the amortization of the fair value of 1,000,000 restricted shares granted to the Company’s Chief Executive Officer on September 9, 2011 of $195,968, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value is being amortized over 15 years. At March 31, 2022, all 1,000,000 shares remain restricted, and the remaining unrecognized stock based compensation amounted to $57,702.

8. COVID-19

As a result of the COVID-19 pandemic, the Company may experience difficulties collecting monthly interest on time from its borrowers, property values may decline and certain of the Company’s originated loans may need to be extended. Since the onset of the COVID-19 pandemic, the Company has continued to originate loans as well as continued to service its existing loans, though the Company observed lower demand for new loans. To date, the Company has not been materially impacted by the COVID-19 pandemic and will continue to closely monitor the impact of the COVID-19 pandemic on all aspects of its business. If the COVID-19 pandemic worsens in the geographic areas in which the Company operates, the pandemic could materially affect its financial and operational results.

9. SUBSEQUENT EVENT

In accordance with the dividend declared by the Company’s Board of Directors on February 9, 2022, a cash dividend of $0.125 per share in an aggregate amount of $1,436,868 will be paid on April 15, 2022 to all shareholders of record on April 8, 2022.

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

The properties securing the loans are generally classified as residential or commercial real estate and, typically, are not income producing. Each loan is secured by a first mortgage lien on real estate. In addition, each loan is personally guaranteed by the principal(s) of the borrower, which guarantee may be collaterally secured by a pledge of the guarantor’s interest in the borrower. The face amount of the loans we originated during the past seven years ranged from $30,000 to a maximum of $2.85 million. Our lending policy limits the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $3 million. Our loans typically have a maximum initial term of 12 months and bear interest at a fixed rate of 8.25% to 14% per year. In addition, we usually receive origination fees or “points” ranging from 0% to 2% of the original principal amount of the loan as well as other fees relating to underwriting and funding the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser) and in the case of construction financing, it is typically up to 80% of construction costs.

Since commencing this business in 2007, we have made approximately 1,050 loans and never foreclosed on a property. We currently manage approximately 130 loans. In addition, none of our loans have ever gone into default although sometimes we have renewed or extended our loans to enable the borrower to avoid premature sale or refinancing of the property. When we renew or extend a loan, we receive additional “points” and other fees.

Our primary business objective is to grow our loan portfolio while protecting and preserving capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term through dividends. We intend to achieve this objective by continuing to selectively originate loans and carefully manage our portfolio of first mortgage real estate loans in a manner designed to generate attractive risk-adjusted returns across a variety of market conditions and economic cycles. We believe that the demand for relatively small loans secured by residential and commercial real estate held for investment around the New York metropolitan market, including New Jersey and Connecticut, and in the Florida market remains relatively strong, but weakened due to the COVID-19 pandemic. Our ability to close deals quickly has created an opportunity for non-bank “hard money” real estate lenders like us to selectively originate high-quality first mortgage loans and we anticipate that this condition may persist for a number of years. However, we have observed more intense competition in our industry from both small and large lenders, which has resulted in more liquidity in the real estate markets in the geographic areas in which we operate. We also believe that certain of our business competitors will not survive the COVID-19 pandemic if it continues for an extended period.

Since the onset of the COVID-19 pandemic, we have continued to originate loans as well as continued to service our existing loans, though, at times, during the pandemic we observed lower demand for new loans. In addition, we may experience difficulties collecting the monthly interest on time, property values may decline and certain of our originated loans may need to be extended, though to date we have not experienced many borrowers requiring such accommodations. Furthermore, due to market conditions and intense competition in the market, we have begun to charge our customers lower interest rates and origination fees charged on loans. We also observed a lower demand of new loans resulting from the COVID-19 pandemic. To date, we have not been materially impacted by the COVID-19 pandemic and will continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business.

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

For the three month periods ended March 31, 2022 and 2021, the total amounts of $18,295,339 and $9,659,678, respectively, have been lent, offset by collections received from borrowers under our commercial loans in the amounts of $15,572,367 and $9,267,410, respectively.

At March 31, 2022, we were committed to $8,801,947 in construction loans that can be drawn by our borrowers when certain conditions are met.

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

Results of Operations

Three months ended March 31, 2022 compared to three months ended March 31, 2021

Total revenue

Total revenues for the three months ended March 31, 2022 were approximately $2,115,000 compared to approximately $1,729,000 for the three months ended March 31, 2021, an increase of $386,000, or 22.3%. The increase in revenue was due to an increase in lending operations. For the three months ended March 31, 2022, approximately $1,644,000 of our revenue represents interest income on secured commercial loans that we offer to small businesses, compared to approximately $1,443,000 for the same period in 2021, and approximately $471,000 and $286,000, respectively, represent origination fees on such loans. The loans are principally secured by collateral consisting of real estate and accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for the three months ended March 31, 2022 were approximately $332,000 compared to approximately $317,000 for the three months ended March 31, 2021, an increase of $15,000, or 4.7%. The increase is primarily attributable to the increased interest expense due to higher LIBOR rates relating to the use of the Webster Credit Line in order to support our ability to increase loan originations (See Note 4 to the consolidated financial statements included elsewhere in this quarterly report).

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2022 were approximately $361,000 compared to approximately $309,000 for the three months ended March 31, 2021, an increase of $52,000, or 16.8%. The increase is primarily attributable to increases in payroll, advertising, appraisal and travel expenses.

Net income

Net income for the three months ended March 31, 2022 was approximately $1,425,000 compared to approximately $1,106,000 for the three months ended March 31, 2021, an increase of $319,000, or 28.8%. This increase is primarily attributable to the increase in revenue, partially offset by the increase in general and administrative expenses.

Liquidity and Capital Resources

At March 31, 2022, we had cash of approximately $145,000, compared to cash of approximately $143,000 at December 31, 2021.

For the three months ended March 31, 2022, net cash provided by operating activities was approximately $1,455,000, compared to approximately $1,065,000 for the three months ended March 31, 2021. The increase in net cash provided by operating activities primarily resulted from the increases in net income and in deferred origination fees.

For the three months ended March 31, 2022, net cash used in investing activities was approximately $2,723,000, compared to approximately $392,000 for the three months ended March 31, 2021. Net cash used in investing activities for the three months ended March 31, 2022 consisted of the issuance of commercial loans of approximately $18,295,000, offset by the collection of our commercial loans of approximately $15,572,000. Net cash used in investing activities for the three months ended March 31, 2021 consisted of the issuance of commercial loans of approximately $9,660,000, offset by the collection of our commercial loans of approximately $9,267,000.

For the three months ended March 31, 2022, net cash provided by financing activities was approximately $1,271,000, compared to approximately $926,000 of net cash used in financing activities for the three months ended March 31, 2021. Net cash provided by financing activities for the three months ended March 31, 2022 reflects the net proceeds from the Webster Credit Line of approximately $2,744,000, offset by a dividend payment of approximately $1,437,000 and deferred financing costs of approximately $36,000. Net cash used in financing activities for the three months ended March 31, 2021 reflects a dividend payment of approximately $1,058,000, offset by the net proceeds from the Webster Credit Line of approximately $132,000.

Our Amended and Restated Credit and Security Agreement with Webster, Flushing Bank and Mizrahi provides for the Webster Credit Line. Currently, the Webster Credit Line provides us with a credit line of $32.5 million in the aggregate until February 28, 2023, secured by assignments of mortgages and other collateral. The Webster Credit Line contains various covenants and restrictions including covenants limiting the amount that the Company can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans the Company makes to its customers, limiting the Company’s ability to pay dividends under certain circumstances, and limiting the Company’s ability to repurchase its common shares, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates. In addition, the Webster Credit Line contains a cross default provision which will deem any default under any indebtedness owed by us or our subsidiary, MBC Funding II, as a default under the credit line.

The interest rates relating to the Webster Credit Line equal (i) LIBOR plus a premium, which rate aggregated approximately 4.45%, including a 0.5% agency fee, as of March 31, 2022, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.25% plus a 0.5% agency fee, as chosen by the Company for each drawdown. Under the Amended and Restated Credit Agreement, the Company may repurchase, redeem or otherwise retire its equity securities in an amount not to exceed ten percent of our annual net income from the prior fiscal year. Further, the Company may issue up to $20 million in bonds through its subsidiary, of which not more than $10 million of such bonds may be secured by mortgage notes receivable, and provided that the terms and conditions of such bonds are approved by Webster, subject to its reasonable discretion. In addition, Mr. Ran has provided a personal guaranty to the Webster Credit Line, which shall not exceed the sum of $500,000 plus any costs relating to the enforcement of the personal guaranty.

On July 2, 2021, we entered into the Amendment, with respect to the Amended and Restated Credit Agreement, with the Lenders and Mr. Ran, as guarantor, to amend the definition of “Change of Control” under the Amended and Restated Credit Agreement to provide that Mr. Ran would be required to own at least 20%, instead of 27%, of the equity interests of the Company, on a fully diluted basis.

On March 7, 2022, we entered into the Waiver, with respect to the Amended and Restated Credit Agreement, with the Lenders and Mr. Ran, as guarantor, providing the Company with a waiver of its covenant with respect to maintaining its fixed charge coverage ratio for the period ended December 31, 2021. In addition, the Waiver also provided that an amount of $700,000 of distributions and/or dividends paid during the quarter ended December 31, 2021 shall be excluded from the calculation of fixed charge coverage ratio for the fiscal quarters ending March 31, 2022, June 30, 2022 and September 30, 2022.

Except as set forth in the preceding paragraph, we were in compliance with all covenants of the Webster Credit Line, as amended, as of March 31, 2022. At March 31, 2022, the outstanding amount under the Amended and Restated Credit Agreement was $18,389,558. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% agency fee, was approximately 4.45% as of March 31, 2022.

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

The Notes are secured by a first priority lien on all of MBC Funding II’s assets, including, primarily, mortgage notes, mortgages and other transaction documents entered into in connection with first mortgage loans originated and funded by us, which MBC Funding II acquired from MBC pursuant to an asset purchase agreement. MBC Funding II may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium. No Notes were redeemed by MBC Funding II as of March 31, 2022.

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

As a result of the COVID-19 pandemic, at times, we experienced a slowdown in the deployment of capital and lower demand for new loans. However, to date, we have not been materially impacted by the COVID-19 pandemic and have not experienced any material disruptions in our business operations. We will continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, as it could materially affect our financial and operational results.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6. EXHIBITS

Exhibit No.	Description
31.1	Chief Executive Officer Certification under Rule 13a-14
31.2	Chief Financial Officer Certification under Rule 13a-14
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Schema Document
101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Manhattan Bridge Capital, Inc. (Registrant)

Date: April 14, 2022	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: April 14, 2022	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

