Form 10-Q
period 2022-06-30
MANHATTAN BRIDGE CAPITAL, INC
filed 2022-07-22
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________________ to _____________________________

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

As of July 22, 2022, the Issuer had a total of 11,494,945 common shares, $.001 par value per share, outstanding.

MANHATTAN BRIDGE CAPITAL, INC.

Forward Looking Statements

This report contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the words “believe,” “expect,” “intend,” “estimate” and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial condition and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements”), including but not limited to the following: (i) our loan origination activities, revenues and profits are limited by available funds; (ii) we operate in a highly competitive market and competition may limit our ability to originate loans with favorable interest rates; (iii) our Chief Executive Officer is critical to our business and our future success may depend on our ability to retain him; (iv) if we overestimate the yields on our loans or incorrectly value the collateral securing the loan, we may experience losses; (v) we may be subject to “lender liability” claims; (vi) our due diligence may not uncover all of a borrower’s liabilities or other risks to its business; (vii) borrower concentration could lead to significant losses; (viii) we may choose to make distributions in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive (ix) an increase in interest rates may impact our profitability, and (x) the effect of the COVID-19 pandemic on our business may be greater than anticipated. The accompanying information contained in this report, including the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” identifies important factors that could cause such differences. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report”). These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

All references in this Form 10-Q to “Company,” “we,” “us,” or “our” refer to Manhattan Bridge Capital, Inc. and its wholly-owned subsidiary, MBC Funding II Corp., unless the context otherwise indicates.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)	(audited)
Assets
Loans receivable	$69,303,663	$65,715,364
Interest receivable on loans	1,052,332	955,443
Cash	117,622	142,546
Other assets	129,536	64,745
Operating lease right-of-use asset, net	289,651	317,080
Deferred financing costs, net	29,902	10,539
Total assets	$70,922,706	$67,205,717

Liabilities and Stockholders’ Equity
Liabilities:
Line of credit	$19,273,526	$15,645,970
Senior secured notes (net of deferred financing costs of $284,698 and $322,241, respectively)	5,715,301	5,677,759
Deferred origination fees	712,627	580,461
Accounts payable and accrued expenses	185,320	154,169
Operating lease liability	299,135	324,248
Dividends payable	1,436,868	1,436,868
Total liabilities	27,622,777	23,819,475

Commitments and contingencies
Stockholders’ equity:
Preferred stock - $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common shares - $.001 par value; 25,000,000 shares authorized; 11,757,058 issued; 11,494,945 outstanding	11,757	11,757
Additional paid-in capital	45,529,278	45,522,746
Treasury stock, at cost – 262,113 shares	(798,939)	(798,939)
Accumulated deficit	(1,442,167)	(1,349,322)
Total stockholders’ equity	43,299,929	43,386,242

Total liabilities and stockholders’ equity	$70,922,706	$67,205,717

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income from loans	$1,612,308	$1,423,759	$3,256,097	$2,866,573
Origination fees	504,455	289,670	975,726	576,143
Total revenue	2,116,763	1,713,429	4,231,823	3,442,716

Operating costs and expenses:
Interest and amortization of deferred financing costs	376,383	316,915	708,236	634,101
Referral fees	1,958	2,643	3,320	4,394
General and administrative expenses	386,238	339,602	747,726	648,583
Total operating costs and expenses	764,579	659,160	1,459,282	1,287,078
Income from operations	1,352,184	1,054,269	2,772,541	2,155,638
Other income	4,500	4,500	9,000	9,000
Income before income tax expense	1,356,684	1,058,769	2,781,541	2,164,638
Income tax expense	(650)	(647)	(650)	(647)
Net income	$1,356,034	$1,058,122	$2,780,891	$2,163,991

Basic and diluted net income per common share outstanding:
—Basic	$0.12	$0.11	$0.24	$0.22
—Diluted	$0.12	$0.11	$0.24	$0.22

Weighted average number of common shares outstanding:
—Basic	11,494,945	9,619,945	11,494,945	9,619,945
—Diluted	11,494,945	9,619,945	11,494,945	9,619,945

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2022

	Common Shares		Additional Paid in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Cost	Deficit	Totals
Balance, April 1, 2022	11,757,058	$11,757	$45,526,012	262,113	$(798,939)	$(1,361,333)	$43,377,497
Non - cash compensation			3,266				3,266
Dividends declared and payable						(1,436,868)	(1,436,868)
Net income						1,356,034	1,356,034
Balance, June 30, 2022	11,757,058	$11,757	$45,529,278	262,113	$(798,939)	$(1,442,167)	$43,299,929

FOR THE THREE MONTHS ENDED JUNE 30, 2021

	Common Shares		Additional Paid in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Totals
Balance, April 1, 2021	9,882,058	$9,882	$33,160,362	262,113	$(798,939)	$702,020	$33,073,325
Non - cash compensation			3,266				3,266
Dividends paid						(1,058,194)	(1,058,194)
Net income						1,058,122	1,058,122
Balance, June 30, 2021	9,882,058	$9,882	$33,163,628	262,113	$(798,939)	$701,948	$33,076,519

FOR THE SIX MONTHS ENDED JUNE 30, 2022

	Common Shares		Additional Paid in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Cost	Deficit	Totals
Balance, January 1, 2022	11,757,058	$11,757	$45,522,746	262,113	$(798,939)	$(1,349,322)	$43,386,242
Non - cash compensation			6,532				6,532
Dividends paid						(1,436,868)	(1,436,868)
Dividends declared and payable						(1,436,868)	(1,436,868)
Net income						2,780,891	2,780,891
Balance, June 30, 2022	11,757,058	$11,757	$45,529,278	262,113	$(798,939)	$(1,442,167)	$43,299,929

FOR THE SIX MONTHS ENDED JUNE 30, 2021

	Common Shares		Additional Paid in	Treasury Stock		(Accumulated Deficit) Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Totals
Balance, January 1, 2021	9,882,058	$9,882	$33,157,096	262,113	$(798,939)	$(403,849)	$31,964,190
Non - cash compensation			6,532				6,532
Dividends paid						(1,058,194)	(1,058,194)
Net income						2,163,991	2,163,991
Balance, June 30, 2021	9,882,058	$9,882	$33,163,628	262,113	$(798,939)	$701,948	$33,076,519

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$2,780,891	$2,163,991
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	53,999	45,294
Adjustment to operating lease right-of-use asset and liability	2,316	2,060
Depreciation	972	1,153
Non-cash compensation expense	6,532	6,532
Changes in operating assets and liabilities:
Interest receivable on loans	(96,889)	(88,502)
Other assets	(63,871)	(56,768)
Accounts payable and accrued expenses	31,151	(35,028)
Deferred origination fees	132,166	(9,885)
Net cash provided by operating activities	2,847,267	2,028,847

Cash flows from investing activities:
Issuance of short term loans	(37,953,007)	(15,567,677)
Collections received from loans	34,364,708	20,279,776
Purchase of fixed assets	(1,893)	—
Net cash (used in) provided by investing activities	(3,590,192)	4,712,099

Cash flows from financing activities:
Proceeds from (repayment of) line of credit, net	3,627,556	(4,911,758)
Dividends paid	(2,873,736)	(2,116,388)
Deferred financing costs incurred	(35,819)	—
Pre-offering costs incurred	—	(18,750)
Net cash provided by (used in) financing activities	718,001	(7,046,896)

Net decrease in cash	(24,924)	(305,950)
Cash and restricted cash*, beginning of year	142,546	459,137
Cash and restricted cash*, end of period	$117,622	$153,187

Supplemental Cash Flow Information:
Taxes paid during the period	$650	$647
Interest paid during the period	$608,902	$603,869
Operating leases paid during the period	$31,786	$31,719

Supplemental Information – Noncash Information:
Dividend declared and payable	$1,436,868	$—

*	At January 1, 2021, cash and restricted cash included $327,483 of restricted cash. No other periods above included restricted cash.

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022

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

At June 30, 2022, the Company was committed to $9,618,525 in construction loans that can be drawn by the borrowers when certain conditions are met.

At June 30, 2022, no one entity has loans outstanding representing more than 10% of the total balance of the loans outstanding.

The Company generally grants loans for a term of one year. When a performing loan reaches its maturity and the borrower requests an extension, the Company may extend the term of the loan beyond one year. Prior to granting an extension of any loan, the Company reevaluates the underlying collateral.

Credit Risk

Credit risk profile based on loan activity as of June 30, 2022 and December 31, 2021:

Performing loans	Developers- Residential	Developers- Commercial	Developers- Mixed Use	Total outstanding loans
June 30, 2022	$56,995,663	$9,819,000	$2,489,000	$69,303,663
December 31, 2021	$57,432,364	$5,819,000	$2,464,000	$65,715,364

At June 30, 2022, the Company’s loans receivable consisted of loans in the amount of $310,411, $582,400, $974,000, $3,820,250 and $8,512,475, originally due in 2016, 2017, 2019, 2020 and 2021, respectively. The receivable also includes loans in the amount of $4,487,000 originally due during the first six months of 2022.

In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans. In all instances the borrower has either signed an extension agreement or are in the process of signing the extension. At June 30, 2022, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof.

Subsequent to the balance sheet date, $300,000 of the loans receivable at June 30, 2022 were paid off.

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

The interest rates relating to the Webster Credit Line equal (i) LIBOR plus a premium, which rate aggregated approximately 5.79%, including a 0.5% agency fee, as of June 30, 2022, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.25% plus a 0.5% agency fee, as chosen by the Company for each drawdown. Under the Amended and Restated Credit Agreement, the Company may repurchase, redeem or otherwise retire its equity securities in an amount not to exceed ten percent of our annual net income from the prior fiscal year. Further, the Company may issue up to $20 million in bonds through its subsidiary, of which not more than $10 million of such bonds may be secured by mortgage notes receivable, and provided that the terms and conditions of such bonds are approved by Webster, subject to its reasonable discretion. In addition, Mr. Ran has provided a personal guaranty to the Webster Credit Line, which shall not exceed the sum of $500,000 plus any costs relating to the enforcement of the personal guaranty.

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

On April 25, 2022, the Company entered into an amendment (the “2022 Amendment”), with respect to the Amended and Restated Credit Agreement with the Lenders and Mr. Ran, as guarantor. Pursuant to the terms of the 2022 Amendment, each of the Company and the Lenders agreed to amend the Amended and Restated Credit Agreement to provide as follows: (i) to increase the limit on individual loans from $1 million to $2 million; (ii) to increase the concentration of any mortgagor (together with guarantors and other related entities and affiliates) from $2.5 million to $5 million; and (iii) to permit the Company to originate loans in the state of Florida in any county south of, and including, Palm Beach and Lee counties, in an amount up to $4.875 million.

Except as set forth in the preceding paragraphs, the Company was in compliance with all covenants of the Webster Credit Line, as amended, as of June 30, 2022. At June 30, 2022, the outstanding amount under the Amended Credit Agreement was $19,273,526. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% Agency Fee, was approximately 5.79% as of June 30, 2022.

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

MBC Funding II may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the Noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium. No Notes were redeemed by MBC Funding II as of June 30, 2022.

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

Our principal executive officers consist of Assaf Ran, who serves as our Chief Executive Officer and President, and Vanessa Kao, who serves as our Chief Financial Officer. Each of Mr. Ran and Ms. Kao own an aggregate of $704,000 and $288,000 of our Notes.

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

The denominator is based on the following weighted average number of common shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic weighted average common shares outstanding	11,494,945	9,619,945	11,494,945	9,619,945
Incremental shares for assumed exercise of warrants	—	—	—	—
Diluted weighted average common shares outstanding	11,494,945	9,619,945	11,494,945	9,619,945

Vested warrants to purchase 33,612 common shares, that expired August 2021, were not included in the diluted earnings per share calculation for the three and six months ended June 30, 2021 because the warrants were not in the money.

7. STOCK – BASED COMPENSATION

Stock based compensation expense recognized under ASC 718, “Compensation – Stock Compensation,” for each of the six month periods ended June 30, 2022 and 2021 of $6,532 represents the amortization of the fair value of 1,000,000 restricted shares granted to the Company’s Chief Executive Officer on September 9, 2011 of $195,968, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value is being amortized over 15 years. At June 30, 2022, all 1,000,000 shares remain restricted, and the remaining unrecognized stock based compensation amounted to $54,436.

8. COVID-19

To date, the Company has not been materially impacted by the COVID-19 pandemic and will continue to closely monitor the impact of the COVID-19 pandemic on all aspects of its business. If the COVID-19 pandemic worsens in the geographic areas in which the Company operates, the pandemic could materially affect its financial and operational results.

9. SUBSEQUENT EVENT

In accordance with the dividend declared by the Company’s Board of Directors on April 15, 2022, a cash dividend of $0.125 per share in an aggregate amount of $1,436,868 was paid on July 15, 2022 to all shareholders of record on July 8, 2022.

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

The properties securing the loans are generally classified as residential or commercial real estate and, typically, are not income producing. Each loan is secured by a first mortgage lien on real estate. In addition, each loan is personally guaranteed by the principal(s) of the borrower, which guarantee may be collaterally secured by a pledge of the guarantor’s interest in the borrower. The face amount of the loans we originated during the past seven years ranged from $30,000 to a maximum of $3 million. Our lending policy limits the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $3 million. Our loans typically have a maximum initial term of 12 months and bear interest at a fixed rate of 8.25% to 12% per year. In addition, we usually receive origination fees or “points” ranging from 0% to 2% of the original principal amount of the loan as well as other fees relating to underwriting and funding the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser) and in the case of construction financing, it is typically up to 80% of construction costs. More recently, as a result of an increase in interest rates in general, our interest rate expenses, as they relate to our Webster Credit Line, have increased as well and, as a result, we are making efforts to increase the interest rates charged on our commercial loans to offset the impact on our net income.

Since commencing this business in 2007, we have made approximately 1,090 loans and never foreclosed on a property. We currently manage approximately 125 loans. In addition, none of our loans have ever gone into default although sometimes we have renewed or extended our loans to enable the borrower to avoid premature sale or refinancing of the property. When we renew or extend a loan, we receive additional “points” and other fees.

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

For the six months ended June 30, 2022 and 2021, the total amounts of $37,953,007 and $15,567,677, respectively, have been lent, offset by collections received from borrowers, under our commercial loans of $34,364,708 and $20,279,776, respectively.

At June 30, 2022, we were committed to $9,618,525 in construction loans that can be drawn by the borrowers when certain conditions are met.

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

Results of Operations

Three months ended June 30, 2022 compared to three months ended June 30, 2021

Revenue

Total revenues for the three months ended June 30, 2022 were approximately $2,117,000 compared to approximately $1,713,000 for the three months ended June 30, 2021, an increase of $404,000, or 23.6%. The increase in revenue was due to an increase in lending operations. For the three months ended June 30, 2022 and 2021, approximately $1,612,000 and $1,424,000, respectively, of our revenues were attributable to interest income on secured commercial loans that we offer to real estate investors, and approximately $504,000 and $290,000, respectively, of our revenues were attributable to origination fees on such loans. The loans are principally secured by collateral consisting of real estate and accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for the three months ended June 30, 2022 were approximately $376,000 compared to approximately $317,000 for the three months ended June 30, 2021, an increase of $59,000, or 18.6%. The increase is primarily attributable to the increase in interest expense due to higher LIBOR rates relating to the use of the Webster Credit Line in order to support our ability to increase loan originations (See Note 4 to the consolidated financial statements included elsewhere in this quarterly report).

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2022 were approximately $386,000 compared to approximately $340,000 for the three months ended June 30, 2021, an increase of $46,000, or 13.5%. The increase is primarily attributable to increases in payroll, advertising, public relations, travel and Nasdaq listing expenses, partially offset by a decrease in legal fees.

Net income

Net income for the three months ended June 30, 2022 was approximately $1,356,000 compared to approximately $1,058,000 for the three months ended June 30, 2021, an increase of $298,000, or 28.2%. This increase is primarily attributable to the increase in revenue, partially offset by the increases in interest expense and in general and administrative expenses.

Six months ended June 30, 2022 compared to six months ended June 30, 2021

Revenue

Total revenues for the six months ended June 30, 2022 were approximately $4,232,000 compared to approximately $3,443,000 for the six months ended June 30, 2021, an increase of $789,000, or 22.9%. The increase in revenue was due to an increase in lending operations. For the six months ended June 30, 2022 and 2021, revenues of approximately $3,256,000 and $2,867,000, respectively, were attributable to interest income on secured commercial loans that we offer to real estate investors, and approximately $976,000 and $576,000, respectively, were attributable to origination fees on such loans. The loans are principally secured by collateral consisting of real estate and accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for the six months ended June 30, 2022 were approximately $708,000 compared to approximately $634,000 for the six months ended June 30, 2021, an increase of $74,000, or 11.7%. The increase is primarily attributable to the increase in interest expense due to higher LIBOR rates relating to the use of the Webster Credit Line in order to support our ability to increase loan originations (See Note 4 to the consolidated financial statements included elsewhere in this quarterly report).

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2022 were approximately $748,000 compared to approximately $649,000 for the six months ended June 30, 2021, an increase of $99,000, or 15.3%. The increase is primarily attributable to increases in payroll, advertising, appraisal, travel and Nasdaq listing expenses.

Net income

Net income for the six months ended June 30, 2022 was approximately $2,781,000 compared to approximately $2,164,000 for the six months ended June 30, 2021, an increase of $617,000, or 28.5%. This increase is primarily attributable to the increase in revenue, partially offset by the increases in interest expense and in general and administrative expenses.

Liquidity and Capital Resources

At June 30, 2022, we had cash of approximately $118,000, compared to approximately $143,000 at December 31, 2021.

For the six months ended June 30, 2022, net cash provided by operating activities was approximately $2,847,000, compared to approximately $2,029,000 for the six months ended June 30, 2021. The increase in net cash provided by operating activities primarily resulted from the increases in net income and in deferred origination fees.

For the six months ended June 30, 2022, net cash used in investing activities was approximately $3,590,000, compared to approximately $4,712,000 of net cash provided by investing activities for the six months ended June 30, 2021. Net cash used in investing activities for the six months ended June 30, 2022 mainly consisted of the issuance of commercial loans of approximately $37,953,000, offset by the collection of our commercial loans of approximately $34,365,000. Net cash provided by investing activities for the six months ended June 30, 2021 consisted of the collection of our commercial loans of approximately $20,280,000, offset by the issuance of commercial loans of approximately $15,568,000.

For the six months ended June 30, 2022, net cash provided by financing activities was approximately $718,000, compared to approximately $7,047,000 of net cash used in financing activities for the six months ended June 30, 2021. Net cash provided by financing activities for the six months ended June 30, 2022 reflects the net proceeds from the Webster Credit Line of approximately $3,628,000, offset by dividend payments of approximately $2,874,000 and deferred financing costs of approximately $36,000. Net cash used in financing activities for the six months ended June 30, 2021 reflects the repayment of the Webster Credit Line of an aggregate of approximately $4,912,000, the dividend payments of approximately $2,116,000 and pre-offering costs of approximately $19,000 relating to our July 2021 public offering.

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

The interest rates relating to the Webster Credit Line equal (i) LIBOR plus a premium, which rate aggregated approximately 5.79%, including a 0.5% agency fee, as of June 30, 2022, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.25% plus a 0.5% agency fee, as chosen by the Company for each drawdown. Under the Amended and Restated Credit Agreement, the Company may repurchase, redeem or otherwise retire its equity securities in an amount not to exceed ten percent of our annual net income from the prior fiscal year. Further, the Company may issue up to $20 million in bonds through its subsidiary, of which not more than $10 million of such bonds may be secured by mortgage notes receivable, and provided that the terms and conditions of such bonds are approved by Webster, subject to its reasonable discretion. In addition, Mr. Ran has provided a personal guaranty to the Webster Credit Line, which shall not exceed the sum of $500,000 plus any costs relating to the enforcement of the personal guaranty.

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

On April 25, 2022, we entered into an amendment, with respect to the Amended and Restated Credit Agreement with the Lenders and Mr. Ran, as guarantor, pursuant to which the parties agreed to amend the Amended and Restated Credit Agreement to provide as follows: (i) to increase the limit on individual loans from $1 million to $2 million; (ii) to increase the concentration of any mortgagor (together with guarantors and other related entities and affiliates) from $2.5 million to $5 million; and (iii) to permit us to originate loans in the state of Florida in any county south of, and including, Palm Beach and Lee counties, in an amount up to $4.875 million.

Except as set forth in the preceding paragraphs, we were in compliance with all covenants of the Webster Credit Line, as amended, as of June 30, 2022. At June 30, 2022, the outstanding amount under the Amended and Restated Credit Agreement was $19,273,526. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% agency fee, was approximately 5.79% as of June 30, 2022.

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

The Notes are secured by a first priority lien on all of MBC Funding II’s assets, including, primarily, mortgage notes, mortgages and other transaction documents entered into in connection with first mortgage loans originated and funded by us, which MBC Funding II acquired from MBC pursuant to an asset purchase agreement. MBC Funding II may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium. No Notes were redeemed by MBC Funding II as of June 30, 2022.

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2021 Annual Report, which could materially affect our business, financial condition or future results.

There have been no material changes from the risk factors previously disclosed in our 2021 Annual Report, except as noted below.

We suffered a cybersecurity incident. While we did not suffer any financial loss as a result, some of our clients’ records may have been obtained. While we are implementing protocols to prevent future incidents, these protocols may not prevent future incidents and any significant similar future incidents could have a negative impact on our business.

During June 2022, we experienced a cybersecurity incident in which one of our unused computer servers as well as one of our executive’s personal computers were hacked and rendered inoperable. We did not suffer any financial loss as a result of the cybersecurity incident, though it is possible that unauthorized individuals did obtain copies of our clients’ records. As a result of this incident, we immediately launched an investigation into the incident, and intend to hire the services of a cybersecurity investigation firm to fully access the incident.

To date, the cybersecurity incident has not had any effect on our ability to meet our financial obligations, including our ability to carry out our operations and business activities.

We are constantly exploring new and advanced security protection measures to prevent future cybersecurity incidents. These steps may include working with a cybersecurity consultant as well as potential additional measures. We continually assess cybersecurity threats and make investments to increase internal protection, detection, and response capabilities to address this risk. To date, we have not experienced any material impact to the business or operations resulting from information or cybersecurity attacks, including the incident mentioned above; however, because of the frequently changing attack techniques, along with the increased volume and sophistication of the attacks, there is the potential for us to be adversely impacted. This impact could result in reputational, competitive, operational or other business harm as well as financial costs and regulatory action.

Item 6. EXHIBITS

Exhibit No.	Description
10.1	Amendment No. 5 to Amended and Restated Security Agreement, dated April 25, 2022 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 25, 2022).
31.1	Chief Executive Officer Certification under Rule 13a-14
31.2	Chief Financial Officer Certification under Rule 13a-14
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350
101.INS	XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Schema Document
101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Manhattan Bridge Capital, Inc. (Registrant)

Date: July 22, 2022	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: July 22, 2022	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

