Form 10-Q
period 2022-09-30
MANHATTAN BRIDGE CAPITAL, INC
filed 2022-10-21
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________________ to _________________________________

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

As of October 21, 2022, the Issuer had a total of 11,494,945 common shares, $.001 par value per share, outstanding

Forward Looking Statements

This report contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the words “believe,” “expect,” “intend,” “estimate” and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial condition and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements”), including but not limited to the following: (i) our loan origination activities, revenues and profits are limited by available funds; (ii) we operate in a highly competitive market and competition may limit our ability to originate loans with favorable interest rates; (iii) our Chief Executive Officer is critical to our business and our future success may depend on our ability to retain him; (iv) an increase in interest rates may impact our profitability; (v) if we overestimate the yields on our loans or incorrectly value the collateral securing the loan, we may experience losses; (vi) we may be subject to “lender liability” claims; (vii) our due diligence may not uncover all of a borrower’s liabilities or other risks to its business; (viii) borrower concentration could lead to significant losses; and (ix) we may choose to make distributions in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive. The accompanying information contained in this report, including the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” identifies important factors that could cause such differences. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A., of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report”) and in Part II, Item 1A., of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (the “Quarterly Report”). These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

All references in this Form 10-Q to “Company,” “we,” “us,” or “our” refer to Manhattan Bridge Capital, Inc. and its wholly-owned subsidiary, MBC Funding II Corp., unless the context otherwise indicates.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)	(audited)
Assets
Loans receivable	$72,701,582	$65,715,364
Interest receivable on loans	1,132,189	955,443
Cash	109,708	142,546
Cash - restricted	433,269	—
Other assets	94,202	64,745
Operating lease right-of-use asset, net	275,937	317,080
Deferred financing costs, net	19,271	10,539
Total assets	$74,766,158	$67,205,717

Liabilities and Stockholders’ Equity
Liabilities:
Line of credit	$23,361,607	$15,645,970
Senior secured notes (net of deferred financing costs of $265,928 and $322,241, respectively)	5,734,072	5,677,759
Deferred origination fees	642,106	580,461
Accounts payable and accrued expenses	202,059	154,169
Operating lease liability	286,378	324,248
Dividends payable	1,436,868	1,436,868
Total liabilities	31,663,090	23,819,475

Commitments and contingencies
Stockholders’ equity:
Preferred shares - $.01 par value per share; 5,000,000 shares authorized; none issued	—	—
Common shares - $.001 par value per share; 25,000,000 shares authorized; 11,757,058 issued; 11,494,945 outstanding	11,757	11,757
Additional paid-in capital	45,532,544	45,522,746
Treasury shares, at cost – 262,113 shares	(798,939)	(798,939)
Accumulated deficit	(1,642,294)	(1,349,322)
Total stockholders’ equity	43,103,068	43,386,242

Total liabilities and stockholders’ equity	$74,766,158	$67,205,717

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2021	2022
Interest income from loans	$1,677,670	$1,323,085	$4,933,767	$4,189,658
Origination fees	429,350	304,297	1,405,076	880,440
Total revenue	2,107,020	1,627,382	6,338,843	5,070,098

Operating costs and expenses:
Interest and amortization of deferred financing costs	496,718	184,914	1,204,954	819,015
Referral fees	625	2,069	3,945	6,463
General and administrative expenses	377,436	335,284	1,125,162	983,867
Total operating costs and expenses	874,779	522,267	2,334,061	1,809,345
Income from operations	1,232,241	1,105,115	4,004,782	3,260,753
Other income	4,500	4,500	13,500	13,500
Income before income tax expense	1,236,741	1,109,615	4,018,282	3,274,253
Income tax expense	—	—	(650)	(647)
Net income	$1,236,741	$1,109,615	$4,017,632	$3,273,606

Basic and diluted net income per common share outstanding:
—Basic	$0.11	$0.10	$0.35	$0.32
—Diluted	$0.11	$0.10	$0.35	$0.32

Weighted average number of common shares outstanding
—Basic	11,494,945	11,331,902	11,494,945	10,196,868
—Diluted	11,494,945	11,331,902	11,494,945	10,196,868

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022

	Common Shares		Additional Paid in	Treasury Shares		Accumulated
	Shares	Amount	Capital	Shares	Cost	Deficit	Totals
Balance, July 1, 2022	11,757,058	$11,757	$45,529,278	262,113	$(798,939)	$(1,442,167)	$43,299,929
Non-cash compensation			3,266				3,266
Dividends declared and payable						(1,436,868)	(1,436,868)
Net income						1,236,741	1,236,741
Balance, September 30, 2022	11,757,058	$11,757	$45,532,544	262,113	$(798,939)	$(1,642,294)	$43,103,068

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

	Common Shares		Additional Paid in	Treasury Shares		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Totals
Balance, July 1, 2021	9,882,058	$9,882	$33,163,628	262,113	$(798,939)	$701,948	$33,076,519
Public offering, net	1,875,000	1,875	12,352,585				12,354,460
Non-cash compensation			3,266				3,266
Dividends paid						(1,436,868)	(1,436,868)
Net income						1,109,615	1,109,615
Balance, September 30, 2021	11,757,058	$11,757	$45,519,479	262,113	$(798,939)	$374,695	$45,106,992

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Shares		Additional Paid in	Treasury Shares		Accumulated
	Shares	Amount	Capital	Shares	Cost	Deficit	Totals
Balance, January 1, 2022	11,757,058	$11,757	$45,522,746	262,113	$(798,939)	$(1,349,322)	$43,386,242
Non-cash compensation			9,798				9,798
Dividends paid						(2,873,736)	(2,873,736)
Dividends declared and payable						(1,436,868)	(1,436,868)
Net income						4,017,632	4,017,632
Balance, September 30, 2022	11,757,058	$11,757	$45,532,544	262,113	$(798,939)	$(1,642,294)	$43,103,068

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Shares		Additional Paid in	Treasury Shares		(Accumulated Deficit) Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Totals
Balance, January 1, 2021	9,882,058	$9,882	$33,157,096	262,113	$(798,939)	$(403,849)	$31,964,190
Public offering, net	1,875,000	1,875	12,352,585				12,354,460
Non-cash compensation			9,798				9,798
Dividends paid						(2,495,062)	(2,495,062)
Net income						3,273,606	3,273,606
Balance, September 30, 2021	11,757,058	$11,757	$45,519,479	262,113	$(798,939)	$374,695	$45,106,992

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$4,017,632	$3,273,606
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	83,401	66,324
Adjustment to operating lease right-of-use asset and liability	3,274	2,603
Depreciation	1,598	1,716
Non-cash compensation expense	9,798	9,798
Changes in operating assets and liabilities:
Interest receivable on loans	(176,746)	(168,148)
Other assets	(29,164)	(28,538)
Accounts payable and accrued expenses	47,890	(92,982)
Deferred origination fees	61,645	85,945
Net cash provided by operating activities	4,019,328	3,150,324

Cash flows from investing activities:
Issuance of short term loans	(49,241,679)	(28,534,303)
Collections received from loans	42,255,461	33,058,052
Purchase of fixed assets	(1,893)	—
Net cash (used in) provided by investing activities	(6,988,111)	4,523,749

Cash flows from financing activities:
Proceeds from (repayment of) line of credit, net	7,715,637	(16,824,722)
Dividends paid	(4,310,604)	(3,553,256)
Proceeds from public offering, net	—	12,354,460
Deferred financing costs incurred	(35,819)	—
Net cash provided by (used in) financing activities	3,369,214	(8,023,518)

Net increase (decrease) in cash and restricted cash*	400,431	(349,445)
Cash and restricted cash*, beginning of year	142,546	459,137
Cash and restricted cash*, end of period	$542,977	$109,692

Supplemental Cash Flow Information:
Taxes paid during the period	$650	$647
Interest paid during the period	$1,036,338	$811,610
Operating leases paid during the period	$47,703	$47,600

Supplemental Information – Noncash Information:
Dividend declared and payable	$1,436,868	$—

*	At January 1, 2021 and at September 30, 2022, cash and restricted cash included $327,483 and $433,269, respectively, of restricted cash.

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022

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

3.  CASH - RESTRICTED

Restricted cash mainly represents collections received, pending check clearance, from the Company’s commercial loans and is primarily dedicated to the reduction of the Webster Credit Line (as defined below), established pursuant to the Amended and Restated Credit Agreement (as defined below, see Note 5).

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

At September 30, 2022, the Company was committed to $7,903,853 in construction loans that can be drawn by the borrowers when certain conditions are met.

At September 30, 2022, no one entity has loans outstanding representing more than 10% of the total balance of the loans outstanding.

The Company generally grants loans for a term of one year. When a performing loan reaches its maturity and the borrower requests an extension, the Company may extend the term of the loan beyond one year. Prior to granting an extension of any loan, the Company reevaluates the underlying collateral.

Credit Risk

Credit risk profile based on loan activity as of September 30, 2022 and December 31, 2021:

Performing loans	Developers- Residential	Developers- Commercial	Developers- Mixed Use	Total outstanding loans
September 30, 2022	$59,163,582	$10,619,000	$2,919,000	$72,701,582
December 31, 2021	$57,432,364	$5,819,000	$2,464,000	$65,715,364

At September 30, 2022, the Company’s loans receivable consisted of loans in the amount of $49,830, $500,000, $736,083, $3,820,250 and $8,390,886, originally due in 2016, 2017, 2019, 2020 and 2021, respectively. The receivable also includes loans in the amount of $9,764,413 originally due during the first nine months of 2022.

In all instances the borrowers are currently paying their interest and, generally, the Company receives a fee in connection with the extension of the loans. In all instances the borrower has either signed an extension agreement or are in the process of signing the extension. At September 30, 2022, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof.

Subsequent to the balance sheet date, $890,000 of the loans receivable at September 30, 2022 were paid off.

5.  LINE OF CREDIT

The Company executed an Amended and Restated Credit and Security Agreement, as amended (the “Amended and Restated Credit Agreement”), with Webster Business Credit Corporation (“Webster”), Flushing Bank (“Flushing”) and Mizrahi Tefahot Bank Ltd (“Mizrahi” and together with Webster and Flushing, the “Lenders”), which established the Company’s credit line (the “Webster Credit Line”). Currently, the Webster Credit Line provides the Company with a credit line of $32.5 million in the aggregate until February 28, 2023, secured by assignments of mortgages and other collateral. The Company is currently working on extending the Webster Credit Line for an additional three years. The Webster Credit Line contains various covenants and restrictions including, among other covenants and restrictions, limiting the amount that the Company can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans the Company makes to its customers, limiting the Company’s ability to pay dividends under certain circumstances, and limiting the Company’s ability to repurchase its common shares, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates. In addition, the Webster Credit Line contains a cross default provision which will deem any default under any indebtedness owed by us or our subsidiary, MBC Funding II, as a default under the credit line.

The interest rates relating to the Webster Credit Line equal (i) LIBOR plus a premium, which rate aggregated approximately 7.14%, including a 0.5% agency fee, as of September 30, 2022, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.25% plus a 0.5% agency fee, as chosen by the Company for each drawdown. Under the Amended and Restated Credit Agreement, the Company may repurchase, redeem or otherwise retire its equity securities in an amount not to exceed ten percent of our annual net income from the prior fiscal year. Further, the Company may issue up to $20 million in bonds through its subsidiary, of which not more than $10 million of such bonds may be secured by mortgage notes receivable, and provided that the terms and conditions of such bonds are approved by Webster, subject to its reasonable discretion. In addition, Mr. Ran has provided a personal guaranty to the Webster Credit Line, which shall not exceed the sum of $500,000 plus any costs relating to the enforcement of the personal guaranty.

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

Except as set forth in the preceding paragraphs, the Company was in compliance with all covenants of the Webster Credit Line, as amended, as of September 30, 2022. At September 30, 2022, the outstanding amount under the Amended Credit Agreement was $23,361,607. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% Agency Fee, was approximately 7.14% as of September 30, 2022.

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

MBC Funding II may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the Noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium. No Notes were redeemed by MBC Funding II as of September 30, 2022.

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

Our principal executive officers consist of Assaf Ran, who serves as our Chief Executive Officer and President, and Vanessa Kao, who serves as our Chief Financial Officer. As of September 30, 2022, each of Mr. Ran and Ms. Kao owned an aggregate of $704,000 and $288,000 of our Notes.

7.  EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are calculated in accordance with Accounting Standards Codification (“ASC”) 260, “Earnings Per Share” (“ASC 260”). Under ASC 260, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the potential dilution from the exercise of stock options and warrants for common shares using the treasury stock method. The numerator in calculating both basic and diluted earnings per common share for each period is the reported net income. There were no outstanding stock options or warrants at September 30, 2022 and 2021.

8.  STOCK–BASED COMPENSATION

Stock-based compensation expense recognized under ASC 718, “Compensation-Stock Compensation,” for each of the nine months ended September 30, 2022 and 2021 of $9,798 represents the amortization of the fair value of 1,000,000 restricted shares granted to the Company’s Chief Executive Officer on September 9, 2011 of $195,968, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value is being amortized over 15 years. At September 30, 2022, all 1,000,000 shares remain restricted, and the remaining unrecognized stock-based compensation amounted to $51,170.

9.  SUBSEQUENT EVENT

In accordance with the dividend declared by the Company’s Board of Directors on July 28, 2022, a cash dividend of $0.125 per share in an aggregate amount of $1,436,868 was paid on October 17, 2022 to all shareholders of record on October 11, 2022.

********

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in the Quarterly Report. The discussion and analysis contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements.

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

The properties securing the loans are generally classified as residential or commercial real estate and, typically, are not income producing. Each loan is secured by a first mortgage lien on real estate. In addition, each loan is personally guaranteed by the principal(s) of the borrower, which guarantee may be collaterally secured by a pledge of the guarantor’s interest in the borrower. The face amount of the loans we originated during the past seven years ranged from $30,000 to a maximum of $3 million. Our lending policy limits the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $3 million. Our loans typically have a maximum initial term of 12 months and bear interest at a fixed rate of 9% to 12% per year. In addition, we usually receive origination fees or “points” ranging from 0% to 2% of the original principal amount of the loan as well as other fees relating to underwriting and funding the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser) and in the case of construction financing, it is typically up to 80% of construction costs. More recently, as a result of an increase in interest rates in general, our interest rate expenses, as they relate to our Webster Credit Line, have increased as well and, as a result, we are making efforts to increase the interest rates charged on our commercial loans to offset the impact on our net income.

Since commencing this business in 2007, we have made more than 1,100 loans and never foreclosed on a property. We currently manage approximately 120 loans. In addition, none of our loans have ever gone into default although sometimes we have renewed or extended our loans to enable the borrower to avoid premature sale or refinancing of the property. When we renew or extend a loan, we receive additional “points” and other fees.

Our primary business objective is to grow our loan portfolio while protecting and preserving capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term through dividends. We intend to achieve this objective by continuing to selectively originate loans and carefully manage our portfolio of first mortgage real estate loans in a manner designed to generate attractive risk-adjusted returns across a variety of market conditions and economic cycles. We believe that the demand for relatively small loans secured by residential and commercial real estate held for investment around the New York metropolitan market, including New Jersey and Connecticut, and in the Florida market remains relatively strong, but weakened due to continued interest-rate hikes.

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

For the nine months ended September 30, 2022 and 2021, the total amounts of $49,241,679 and $28,534,303, respectively, have been lent, offset by collections received from borrowers, under our commercial loans of $42,255,461 and $33,058,052, respectively.

At September 30, 2022, we were committed to $7,903,853 in construction loans that can be drawn by the borrowers when certain conditions are met.

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

Results of Operations

Three months ended September 30, 2022 compared to three months ended September 30, 2021

Revenue

Total revenues for the three months ended September 30, 2022 were approximately $2,107,000 compared to approximately $1,627,000 for the three months ended September 30, 2021, an increase of $480,000 or 29.5%. The increase in revenue was due to an increase in lending operations. For the three months ended September 30, 2022 and 2021, approximately $1,678,000 and $1,323,000, respectively, of our revenues were attributable to interest income on secured commercial loans that we offer to real estate investors, and approximately $429,000 and $304,000, respectively, of our revenues were attributable to origination fees on such loans. The loans are principally secured by collateral consisting of real estate and accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for the three months ended September 30, 2022 were approximately $497,000 compared to approximately $185,000 for the three months ended September 30, 2021, an increase of $312,000, or 168.6%. The increase is primarily attributable to the increase in interest expense due to higher LIBOR rates relating to the use of the Webster Credit Line in order to support our ability to increase loan originations (See Note 5 to the consolidated financial statements included elsewhere in the Quarterly Report). In addition, the outstanding balance of the Webster Credit Line was significantly reduced during the third quarter of 2021 due to a public offering of our common shares in July 2021.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2022 were approximately $377,000 compared to approximately $335,000 for the three months ended September 30, 2021, an increase of $42,000, or 12.5%. The increase is primarily attributable to increases in payroll, appraisal and travel expenses.

Net income

Net income for the three months ended September 30, 2022 was approximately $1,237,000 compared to approximately $1,110,000 for the three months ended September 30, 2021, an increase of $127,000, or 11.4%. This increase is primarily attributable to the increase in revenue, partially offset by the increase in interest expense.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

Revenue

Total revenues for the nine months ended September 30, 2022 were approximately $6,339,000 compared to approximately $5,070,000 for the nine months ended September 30, 2021, an increase of $1,269,000, or 25.0%. The increase in revenue was due to an increase in lending operations. For the nine months ended September 30, 2022 and 2021, revenues of approximately $4,934,000 and $4,190,000, respectively, were attributable to interest income on the secured commercial loans that we offer to real estate investors, and approximately $1,405,000 and $880,000, respectively, of our revenues were attributable to origination fees on such loans. The loans are principally secured by collateral consisting of real estate and accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for the nine months ended September 30, 2022 were approximately $1,205,000 compared to approximately $819,000 for the nine months ended September 30, 2021, an increase of $386,000, or 47.1%. The increase is primarily attributable to the increase in interest expense due to higher LIBOR rates relating to the use of the Webster Credit Line in order to support our ability to increase loan originations (See Note 5 to the consolidated financial statements included elsewhere in the Quarterly Report). In addition, the outstanding balance of the Webster Credit Line was significantly reduced during the third quarter of 2021 due to a public offering of our common shares in July 2021.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2022 were approximately $1,125,000 compared to approximately $984,000 for the nine months ended September 30, 2021, an increase of $141,000, or 14.3%. The increase is primarily attributable to increases in payroll, advertising, appraisal, travel and Nasdaq listing expenses, partially offset by a decrease in insurance expenses.

Net income

Net income for the nine months ended September 30, 2022 was approximately $4,018,000 compared to approximately $3,274,000 for the nine months ended September 30, 2021, an increase of $744,000, or 22.7%. This increase is primarily attributable to the increase in revenue, partially offset by the increases in interest expense and in general and administrative expenses.

Liquidity and Capital Resources

At September 30, 2022, we had cash of approximately $110,000 (not including restricted cash, which mainly represents collections received, pending check clearance, from the Company’s commercial loans and is primarily dedicated to the reduction of the Webster Credit Line) compared to approximately $143,000 at December 31, 2021.

For the nine months ended September 30, 2022, net cash provided by operating activities was approximately $4,019,000, compared to approximately $3,150,000 for the nine months ended September 30, 2021. The increase in net cash provided by operating activities primarily resulted from the increases in net income and in accounts payable and accrued expenses.

For the nine months ended September 30, 2022, net cash used in investing activities was approximately $6,988,000, compared to approximately $4,524,000 of net cash provided by investing activities for the nine months ended September 30, 2021. Net cash used in investing activities for the nine months ended September 30, 2022 mainly consisted of the issuance of commercial loans of approximately $49,242,000, offset by the collection of our commercial loans of approximately $42,255,000. During the period ended September 30, 2021, net cash provided by investing activities consisted of the collection of our commercial loans of approximately $33,058,000, offset by the issuance of commercial loans of approximately $28,534,000.

For the nine months ended September 30, 2022, net cash provided by financing activities was approximately $3,369,000, compared to approximately $8,024,000 of net cash used in financing activities for the nine months ended September 30, 2021. Net cash provided by financing activities for the nine months ended September 30, 2022 reflects the net proceeds from the Webster Credit Line of approximately $7,716,000, offset by dividend payments of approximately $4,311,000 and deferred financing costs of approximately $36,000. Net cash used in financing activities for the nine months ended September 30, 2021 reflects the repayment of the Webster Credit Line of an aggregate of approximately $16,825,000 and the dividend payments of approximately $3,553,000, offset by the net proceeds from our July 2021 public offering of approximately $12,354,000.

Our Amended and Restated Credit and Security Agreement with Webster, Flushing Bank and Mizrahi provides for the Webster Credit Line. Currently, the Webster Credit Line provides us with a credit line of $32.5 million in the aggregate until February 28, 2023, secured by assignments of mortgages and other collateral. We are currently working on extending the Webster Credit Line for an additional three years. The Webster Credit Line contains various covenants and restrictions including covenants limiting the amount that the Company can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans the Company makes to its customers, limiting the Company’s ability to pay dividends under certain circumstances, and limiting the Company’s ability to repurchase its common shares, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates. In addition, the Webster Credit Line contains a cross default provision which will deem any default under any indebtedness owed by us or our subsidiary, MBC Funding II, as a default under the credit line.

The interest rates relating to the Webster Credit Line equal (i) LIBOR plus a premium, which rate aggregated approximately 7.14%, including a 0.5% agency fee, as of September 30, 2022, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.25% plus a 0.5% agency fee, as chosen by the Company for each drawdown. Under the Amended and Restated Credit Agreement, the Company may repurchase, redeem or otherwise retire its equity securities in an amount not to exceed ten percent of our annual net income from the prior fiscal year. Further, the Company may issue up to $20 million in bonds through its subsidiary, of which not more than $10 million of such bonds may be secured by mortgage notes receivable, and provided that the terms and conditions of such bonds are approved by Webster, subject to its reasonable discretion. In addition, Mr. Ran has provided a personal guaranty to the Webster Credit Line, which shall not exceed the sum of $500,000 plus any costs relating to the enforcement of the personal guaranty.

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

Except as set forth in the preceding paragraphs, we were in compliance with all covenants of the Webster Credit Line, as amended, as of September 30, 2022. At September 30, 2022, the outstanding amount under the Amended and Restated Credit Agreement was $23,361,607. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% agency fee, was approximately 7.14% as of September 30, 2022.

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

The Notes are secured by a first priority lien on all of MBC Funding II’s assets, including, primarily, mortgage notes, mortgages and other transaction documents entered into in connection with first mortgage loans originated and funded by us, which MBC Funding II acquired from MBC pursuant to an asset purchase agreement. MBC Funding II may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium. No Notes were redeemed by MBC Funding II as of September 30, 2022.

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

The interest rate on the Notes is fixed and the interest rate on the Webster Credit Line is adjustable. The continued increase in LIBOR rates adversely impacts our interest costs. We experienced a slowdown in the deployment of capital and lower demand for new loans, which resulted in lower origination fees. We are increasing the interest rates charged on our commercial loans in order to offset our increased interest costs. In addition, most of our loans contain an adjustable interest rate clause allowing us to charge no less than the prime rate plus 3% on the outstanding loans. We also believe that we benefit from our low equity-to-debt ratio in the current market condition.

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

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2021 Annual Report and in Part II, “Item 1A. Risk Factors” in our Quarterly Report, which could materially affect our business, financial condition or future results.

There have been no material changes from the risk factors previously disclosed in our 2021 Annual Report and our Quarterly Report, except as noted below.

Rising interest rates may reduce our profitability and may cause losses.

Our borrowings under the Webster Credit Line are subject to LIBOR. In addition, in the future we may enter into financing arrangements that may be determined by reference to floating rates, such as LIBOR (or any replacement rate such as SOFR) or a Treasury index, and the amount of the cost of borrowing may depend on the level and movement of interest rates. In 2022, the U.S. Federal Reserve raised short term interest rates several times and has suggested additional interest rate increases may come in subsequent quarters. The continue increases in LIBOR rates adversely impact our interest costs. We experienced a slowdown in the deployment of capital and lower demand for new loans, which resulted in lower origination fees. We are increasing the interest rates charged on our commercial loans in order to offset our increased interest costs. In addition, most of our loans contain an adjustable interest rate clause allowing us to charge no less than the prime rate plus 3% on the outstanding loans. We also believe that we benefit from our low equity-to-debt ratio in the current market condition. However, in the event of additional increases in interest rates, our borrowing costs would increase further which would adversely affect our results of operations and financial condition and may negatively impact our distributions to shareholders.

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

Manhattan Bridge Capital, Inc. (Registrant)

Date: October 21, 2022	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: October 21, 2022	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

