Form 10-K
period 2022-12-31
MANHATTAN BRIDGE CAPITAL, INC
filed 2023-03-10
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

  Indicate by check mark whether any of these error correction are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).o   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s voting and non-voting common shares held by non-affiliates of the Registrant on June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, computed by reference to the closing price for a common share on the Nasdaq Capital Market on such date, was approximately $48,770,635. (For this computation, the Registrant has excluded the market value of all common shares reported as beneficially owned by executive officers and directors of the Registrant and certain other shareholders; such an exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the Registrant.)

As of March 10, 2023, the registrant has a total of 11,494,945 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MANHATTAN BRIDGE CAPITAL, INC.

FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report”) contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the words “believe,” “expect,” “intend,” “estimate” and similar expressions. Those statements appear in a number of places in this Report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial condition and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements”), including but not limited to the following: (i) our loan origination activities, revenues and profits are limited by available funds; (ii) we operate in a highly competitive market and competition may limit our ability to originate loans with favorable interest rates; (iii) our Chief Executive Officer is critical to our business and our future success may depend on our ability to retain him; (iv) if we overestimate the yields on our loans or incorrectly value the collateral securing the loan, we may experience losses; (v) we may be subject to “lender liability” claims; (vi) our due diligence may not uncover all of a borrower’s liabilities or other risks to its business; (vii) borrower concentration could lead to significant losses; (viii) we may choose to make distributions in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive; and (ix) an increase in interest rates may impact our profitability. The accompanying information contained in this Report, including the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, identifies important factors that could cause such differences. These forward-looking statements speak only as of the date of this Report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

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

In order to maintain our qualification for taxation as a REIT, we are required to distribute at least 90% of our REIT taxable income to our shareholders each year. To the extent we distribute less than 100% of our taxable income to our shareholders (but more than 90%) we will maintain our qualification for taxation as a REIT, but the undistributed portion will be subject to regular corporate income taxes. As a REIT, we may also be subject to federal excise taxes and minimum state taxes. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, in order for us to qualify for taxation as a REIT, not more than 50% in value of our outstanding common shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code of 1986, as amended (the “Code”) to include certain entities) at any time during the last half of each taxable year, and at least 100 persons must beneficially own our stock during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. To help ensure that we meet the tests, our restated certificate of incorporation restricts the acquisition and ownership of our capital stock. The ownership limitation is fixed at 4.0% of our outstanding shares of capital stock, by value or number of shares, whichever is more restrictive. Assaf Ran, our Chief Executive Officer and founder, is exempt from this restriction.

The properties securing the loans are generally classified as residential or commercial real estate and, typically, are not income producing. Each loan is secured by a first mortgage lien on real estate. In addition, each loan is personally guaranteed by the principal(s) of the borrower, which guarantee may be collaterally secured by a pledge of the guarantor’s interest in the borrower. The face amount of the loans we originated in the past seven years ranged from $40,000 to a maximum of $3.3 million. Our lending policy limits the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $3.5 million. Our loans typically have a maximum initial term of 12 months and bear interest at a fixed rate of 9% to 12% per year. In addition, we usually receive origination fees or “points” ranging from 0% to 2% of the original principal amount of the loan as well as other fees relating to underwriting and funding the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser) and in the case of construction financing, it is typically up to 80% of construction costs.

Since commencing our business in 2007, we have never foreclosed on a property, although sometimes we have renewed or extended the term of a loan to enable the borrower to avoid premature sale or refinancing of the property. When we renew or extend a loan, we generally receive additional “points” and other fees.

Our executive officers are experienced in hard money lending under various economic and market conditions. Loans are underwritten and structured by our Chief Executive Officer, assisted by our Chief Financial Officer, and then managed and serviced principally by our Chief Financial Officer and our internal team. A principal source of new transactions has been repeat business from prior customers and their referral of new business. Loans are originated by our internal team, and we also receive leads for new business from real estate brokers, mortgage brokers and a limited amount of advertising.

Our primary business objective is to grow our loan portfolio while protecting and preserving capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term through dividends. We intend to achieve this objective by continuing to selectively originate, fund loans secured by first mortgages on residential and commercial real estate held for investment located in the New York metropolitan area, including New Jersey and Connecticut, and in Florida, and to carefully manage and service our portfolio in a manner designed to generate attractive risk-adjusted returns across a variety of market conditions and economic cycles. We believe that current market dynamics specifically the demand/supply imbalance for relatively small real estate loans, presents opportunities for us to selectively originate high-quality first mortgage loans and we believe that these market conditions should persist for a number of years. We have built our business on a foundation of intimate knowledge of the New York metropolitan area real estate market combined with a disciplined credit and due diligence culture that is designed to protect and preserve capital. We believe that our flexibility and ability to structure loans that address the needs of our borrowers without compromising our standards on credit risk, our expertise, our intimate knowledge of the New York metropolitan area real estate market and our focus on newly originated first mortgage loans, has defined our success until now and should enable us to continue to achieve our objectives.

The Market Opportunity

Real estate investment is a capital-intensive business that relies heavily on debt capital to acquire, develop, improve, construct, renovate and maintain properties. We believe that the demand for relatively small loans to acquire, renovate or improve residential and commercial real estate held around the New York metropolitan area, including New Jersey and Connecticut, and in Florida markets presents a compelling opportunity to generate attractive returns for an established, well-financed, non-bank lender like us. We have competed successfully in these markets notwithstanding the fact that many traditional lenders, such as banks and other institutional lenders, also service this market. Our primary competitive advantage is our ability to approve and fund loans quickly and efficiently. In this environment, characterized by a supply-demand imbalance for financing and increasing asset values, we believe we are well positioned to capitalize and profit from these industry trends.

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

Our Real Estate Lending Activities

Our real estate lending activities involve originating, funding, servicing and managing short-term loans (i.e.: loans with an initial term of not more than one year), secured by first mortgage liens on real estate property located in the New York metropolitan area, including New Jersey and Connecticut, and in Florida, held for investment or resale. Generally, borrowers use the proceeds from our loans for one of three purposes: (i) to acquire and renovate existing residential (single, two or three family) real estate properties; (ii) to acquire vacant land and construct residential real properties; and (iii) to purchase and hold income producing properties. Our mortgage loans are structured to fit the needs and business plans of the borrowers. Revenue is generated primarily from the interest borrowers pay on our loans and, to a lesser extent, loan fee income generated on the origination and extension of loans.

Most of our loans are funded in full at the closing. However, our loan portfolio includes a number of construction loans, which are only partially funded at closing. At December 31, 2022, our unfunded commitment was approximately $8.58 million. At December 31, 2021, our unfunded commitment was approximately $7.21 million. Advances under construction loans are funded against requests supported by all required documentation as and when needed to pay contractors and other costs of construction. In the case of construction loans, the borrower will either deliver multiple notes or one global note for the entire commitment. In either case, interest only accrues on the funded portion of the loan.

In general, our strategy is to service and manage the loans we originate until they are paid. However, there have been a few instances where we have either used loans as collateral, or sold participating interests in loans. At December 31, 2022, most of our loans are secured by properties located around the New York metropolitan area. Most of the properties we finance are residential, although on occasion they are classified as commercial. However, in all instances the properties are held only for investment by the borrowers. Most of these properties do not generate any cash flow.

The typical terms of our loans are as follows:

Principal amount – In the last seven years, a minimum of $40,000 to a maximum of $3.3 million. Our lending policy limits the maximum loan amount to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $3.5 million.

Loan-to-Value Ratio - Up to 75%, and/or up to 80% of construction costs.

Interest rate - Most of the loans in our portfolio have a fixed rate of typically 9% to 12%.

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

Fees and Expenses - Borrowers generally pay an origination fee equal to 0% to 2% of the loan amount. If we agree to extend the term of the loan, we usually collect the same origination fee we charged on the initial funding of the loan. In addition, borrowers in some cases also pay a processing fee, wire fee, bounced check fee, assignment fee and, in the case of construction loans, check requisition fee for each draw from the loan. Finally, the borrower pays all expenses relating to obtaining the loan including the cost of a property appraisal, and all title, recording fees and legal fees.

Operating Data

The continued increase in interest rates adversely impacts our interest costs, and also results in less competition and less liquidity in the real estate market. We have experienced a slowdown in the deployment of capital, as well as lower demand for new loans. We are increasing the interest rates charged on our commercial loans in order to offset our increased interest costs. In addition, most of our loans contain an adjustable interest rate clause allowing us to charge no less than the prime rate plus 3% on the outstanding loans.

Our loan portfolio

The following table highlights certain information regarding our real estate lending activities for the periods indicated:

	Year Ended December 31,
($ in thousands)	2022	2021
Loans originated	$60,916	$49,268
Loans repaid	$52,147	$41,650
Mortgage lending revenues	$8,571	$6,808
Mortgage lending expenses	$1,827	$1,053
Number of loans outstanding	122	131
Principal amount of loans earning interest	$74,483	$65,715
Average outstanding loan balance	$611	$502
Percent of loans secured by New York metropolitan area properties, including in New Jersey and Connecticut (1)	95.90%	95.42%
Weighted average contractual interest rate	10.44%	9.53%
Weighted average term to maturity (in months) (2)	6.23	5.71

(1)	Calculated based on the number of loans.
(2)	Without giving effect to extension options.

At December 31, 2022 and 2021, no single loan, borrower or group of affiliated borrowers accounted for more than 10% of our loan portfolio.

The following table sets forth information regarding the types of properties securing our mortgage loans outstanding at December 31, 2022 and 2021, and the interest earned in each category (dollars in thousands):

	2022			2021
	Number of Loans	Interest Earned	Percentage	Number of Loans	Interest Earned	Percentage
Residential	108	$3,940	80%	120	$3,406	89%
Commercial	8	721	15%	6	289	7%
Mixed Use	6	240	5%	5	150	4%
Total	122	$4,901	100%	131	$3,845	100%

Our Origination Process and Underwriting Criteria

We primarily rely on our relationships with existing and former borrowers, real estate investors, real estate brokers, loan initiators, and mortgage brokers to originate loans. Many of our borrowers are “repeat customers.” When underwriting a loan, the primary focus of our analysis is the value of a property and the credit worthiness of the borrower and its principals. Prior to making a final decision on a loan application we conduct extensive due diligence of the borrower and its principals. In terms of the property, we require an assessment report and evaluation. We also order title, lien and judgment searches. We will also evaluate the neighborhood in order to determine the liquidity of the property. Finally, we analyze and assess financial and operational data provided by the borrower relating to its operation and maintenance of the property. In terms of the borrower and its principals, we usually obtain third party credit reports from one of the major credit reporting services as well as personal financial information provided by the borrower and its principals. We analyze all this information carefully prior to making a final determination. Ultimately, our decision is based on our conclusions regarding the value of the property, which takes into account factors such as the neighborhood in which the property is located, the current use and potential alternative use of the property, current and potential net income from the property, the local market, sales information of comparable properties, existing zoning regulations, the creditworthiness of the borrower and its principals and their experience in real estate ownership, construction, development and management. In conducting our due diligence, we rely, in part, on third party professionals and experts including appraisers, title insurers and attorneys.

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

Credit line. Currently, we have a credit line with Webster, Flushing, and Mizrahi pursuant to which we are eligible to borrow up to $32.5 million against assignments of mortgages and other collateral (the “Webster Credit Line”), as described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Liquidity and Capital Resources” below. As of December 31, 2022, the interest rates under the Webster Credit Line equaled (i) LIBOR plus a premium, which rate aggregated 8.39%, including a 0.5% agency fee, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.25% plus a 0.5% agency fee, as chosen by the Company for each drawdown. (See Note 5 to the financial statements included elsewhere in this Report.) As of December 31, 2022 and March 3, 2023, $24,994,234 and $22,868,370, respectively, was outstanding under the Webster Credit Line. The applicable benchmark has transitioned from LIBOR to SOFR effective January 2, 2023.The following table shows our capitalization, including our financing arrangements, and our loan portfolio as of December 31, 2022:

Capitalization ($ in thousands):
Debt:
Line of credit	$24,994
Senior secured notes (net of deferred financing costs of $247)	5,753
Total debt	30,747
Other liabilities	2,669
Capital (equity)	42,864
Total sources of capital	$76,280

Assets:
Loans	$74,483
Other assets	1,797
Total assets	$76,280

Competition

The real estate finance market around the New York metropolitan area is highly competitive. We face competition for lending and investment opportunities from a variety of institutional lenders and investors and many other market participants, including specialty finance companies, mortgage/other REITs, commercial banks and thrift institutions, investment banks, insurance companies, hedge funds and other financial institutions as well as private equity funds, family offices and high net worth individuals. Many of these competitors enjoy competitive advantages over us, including greater name recognition, established lending relationships with customers, financial resources, and access to capital. However, we have seen less competition and less liquidity in the real estate market due to the recent interest hike. We also believe that we benefit from our low equity-to-debt ratio in the current market condition.

Notwithstanding some of our competitive disadvantages, we believe we have carved a niche for ourselves among small real estate developers, owners and contractors throughout the New York metropolitan area because of our ability to structure each loan to suit the needs of each individual borrower and our ability to act quickly. In addition, we believe we have developed a reputation among these borrowers as offering reasonable terms and providing outstanding customer service. We believe our future success will depend on our ability to maintain and capitalize on our existing relationships with borrowers and brokers and to expand our borrower base by continuing to offer attractive loan products, remain competitive in pricing and terms, and provide superior service.

In addition, we have also begun operating in the New Jersey, Connecticut and Florida markets. As we have not operated in those markets for an extended period of time, we have faced competition from more established lenders, as well as some smaller lenders, in those markets.

Sales and Marketing

We rely on our internal team to generate lending opportunities as well as referrals from existing or former borrowers, brokers and bankers and advertising to generate lending opportunities. A principal source of new transactions has been repeat business from prior customers and their referral of new leads. We also engage with third parties in order to support sales and marketing efforts as needed.

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

Employees

As of December 31, 2022, we employed five employees. In addition, during 2022 we used outside lawyers and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions. Outside appraisers were used to assist management in evaluating the worth of collateral, when deemed necessary by management. We also used construction inspectors as well as mortgage brokers and deal initiators.

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

Summary of Risk Factors

Our business is subject to a number of risks, including risks that may adversely affect our business, financial condition and results of operations. These risks are discussed more fully below and include, but are not limited to, risks related to:

Risks Relating to Our Business

●	that our loan origination activities, revenues and profits are limited by available funds;

●	the competitive real estate lending market and competition;

●	our investment, leverage and financing strategies;

●	the broad authority of our management team in making lending decisions and their importance to our business;

●	the impact of potential security breaches;

Risks Related to Our Portfolio

●	the impact of interest rates on our borrowing and business and the requirement to meet covenants contained in our credit line facility;

●	the impact of overestimating loan yields or the value of collateral and interest rate fluctuations;

●	market conditions for mortgages and mortgage-related assets;

●	extension of existing loans;

●	potential lender liability claims;

●	the impact of the timing of prepayment of loans;

●	the liquidity of our loan portfolio;

●	the geographic concentration of our loan portfolio;

●	our exposure to economic slowdowns or recessions;

●	our ability to foreclose promptly as may be necessary;

●	potential liability relating to environmental matters;

●	loan defaults;

●	casualty events occurring on properties securing our loans;

●	borrower concentration;

Risks Related to Financing Transactions

●	complying with covenants in our existing credit line;

●	our use of leverage;

Risks Related to REIT Status and Investment Company Act Exemption

●	potential challenges by the Internal Revenue Service (the “IRS”);

●	compliance with REIT requirements, including REIT distribution requirements;

●	potential tax liabilities and our reliance on tax and legal advice on our REIT status;

●	the impact of our distributions and the tax impact of our dividend payments;

●	the impact of the liquidation of our assets;

●	the ownership restrictions set forth in our restated certificate of incorporation;

●	ability to generate sufficient cash flow to make distributions;

●	the impact of being deemed an investment company under the Investment Company Act;

Risks Related to Our Common Shares

●	the potential for our largest shareholder’s interests not aligning with those of our other shareholders;

Risks Related to Our Organization and Structure

●	the impact of certain provisions of New York law;

●	our capital structure may prevent a change in control and the limited rights of shareholders to take action against our officers and directors;

Risks Related to the Notes issued by MBC Funding II

●	our shareholders and noteholders may not have aligned interests;

●	the restrictive covenants in the Indentures;

●	the potential lack of protection against certain events that may impact the obligations under the Notes;

●	our inherent conflict of interest with MBC Funding II;

●	the potential lack of ability of the Indenture Trustee and Noteholders to enforce their rights;

●	the impact of bankruptcy on us or MBC Funding II;

General Risk Factors

●	access to financing;

●	the limited trading and volatility in our common stock future events that may impact the price of our common stock; and

●	future offerings may adversely affect the market and our stockholders.

Risks Related to Our Business

Our loan origination activities, revenues and profits are limited by available funds. If we do not increase our working capital, we will not be able to grow our business.

As a real estate finance company, our revenue and net income is limited to interest received or accrued on our loan portfolio. Our ability to originate real estate loans is limited by the funds at our disposal. As of March 3, 2023, we had approximately $9.6 million of borrowing availability under the Webster Credit Line. We intend to use the proceeds from the repayment of loans outstanding and the additional borrowing capacity under the Webster Credit Line to originate real estate loans. Nevertheless, if demand for our mortgage loans increases, we cannot assure you that we will be able to capitalize on this demand given the limited funds available to us to originate loans.

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

Our board of directors has given management broad authority to make decisions to originate loans. The only limitation imposed by the board of directors is that no single loan may exceed the lower of (i) 9.9% of our loan portfolio (without taking into account the loan under consideration) and (ii) $3.5 million. Within these broad guidelines, our Chief Executive Officer has the absolute authority to make all lending decisions. Thus, management could authorize transactions that may be costly and/or risky, which could result in returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results. Further, management’s decisions may not fully reflect the best interests of our shareholders. Our board of directors may periodically review our underwriting guidelines but will not, and will not be required to, review all of our proposed loans. In conducting periodic reviews, our board of directors will rely primarily on information provided to them by management.

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

The risk of terrorist attacks by extremist groups has risen over the last few years. Any future terrorist attacks, the anticipation of any such attacks, and the consequences of any military or other response by the United States and its allies may have an adverse impact on the U.S. financial markets and the economy in general. In addition, a significant terrorist attack in New York City could have a material adverse impact on the New York real estate market, which, in turn, could make it more difficult for our borrowers to repay their loans. We cannot predict the severity of the effect that any such future events would have on the U.S. financial markets, including the real estate capital markets, the economy or our business. Any future terrorist attacks could adversely affect the credit quality of some of our loan portfolio. We may suffer losses as a result of the adverse impact of any future terrorist attacks and these losses may adversely impact our results of operations.

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

We have, and expect that we will continue to have a significant amount of indebtedness. As of December 31, 2022, we had approximately $30.7 million of debt outstanding, consisting of the amounts outstanding under the Webster Credit Line and the balance of senior secured notes. As of March 3, 2023, another $9.6 million was available under the recently amended Webster Credit Line. This level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of the indebtedness. Our indebtedness could have other important consequences to you and significantly impact our business. For example, it could:

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

While we are implementing protocols to prevent future cyber-security incidents, these protocols may not prevent future incidents and any significant similar future incidents could expose us to liability and have a negative impact on our business and our reputation.

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

We are constantly exploring new and advanced security protection measures to prevent future cybersecurity incidents. These steps may include working with a cybersecurity consultant as well as potential additional measures. We continually assess cybersecurity threats and make investments to increase internal protection, detection, and response capabilities to address this risk. To date, we have not experienced any material impact to the business or operations resulting from information or cybersecurity attacks, including the incident mentioned above; however, because of the frequently changing attack techniques, along with the increased volume and sophistication of the attacks, there is the potential for us to be adversely impacted. In addition, any cybersecurity breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers or damage our reputation, which could materially and adversely affect us. This impact could result in reputational, competitive, operational or other business harm as well as financial costs and regulatory action.

Risks Related to Our Portfolio

Interest rate fluctuations could reduce our ability to generate income and may cause losses.

Our primary interest rate exposures relate to the yield on our loan portfolio and the financing cost of our debt. In that regard, we have observed a steady increase in interest rates on our debt which, if it continues, may have an impact on our income, as well as may impact the rate of our dividends. Our operating results depend, in part, on differences between the interest income generated by our loan portfolio net of credit losses and our financing costs. Thus, changes in interest rates will affect our revenue and net income in one or more of the following ways:

●	an increase in the SOFR rate may impact our cost of borrowing under the Webster Credit Line;
●	our operating expenses may increase;
●	our ability to originate loans may be adversely impacted;
●	to the extent we use our credit line or other forms of debt financing to originate loans, our borrowing costs would rise, reducing the “spread” between our cost of funds and the yield on our outstanding mortgage loans, which tend to be fixed rate obligations;
●	a rise in interest rates may discourage potential borrowers from refinancing existing loans or defer plans to renovate or improve their properties;
●	a drop in interest rates may reduce our revenues by requiring us to reduce the interest rates we charge potential borrowers;
●	borrower default rates may increase;
●	property values may be negatively impacted, making our existing loans riskier and new loans that we originate smaller; and
●	rising interest rates could also result in reduced turnover of properties which may reduce the demand for new mortgage loans.

Rising interest rates may reduce our profitability and may cause losses.

Our borrowings under the Webster Credit Line are currently subject to SOFR. In addition, in the future we may enter into financing arrangements that may be determined by reference to floating rates, such as SOFR or a Treasury index, and the amount of the cost of borrowing may depend on the level and movement of interest rates. Starting in 2022, the U.S. Federal Reserve raised short term interest rates several times and has suggested additional interest rate increases may come in subsequent quarters. The continued increases in interest rates adversely impact our interest costs. We have experienced a slowdown in the deployment of capital and lower demand for new loans, which resulted in lower origination fees. We are increasing the interest rates charged on our commercial loans in order to offset our increased interest costs. In addition, most of our loans contain an adjustable interest rate clause allowing us to charge no less than the prime rate plus 3% on the outstanding loans. We also believe that we benefit from our low equity-to-debt ratio in the current market condition. However, in the event of additional increases in interest rates, our borrowing costs would increase further which would adversely affect our results of operations and financial condition and may negatively impact our distributions to shareholders.

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

Under our current business model, we have one asset class — mortgage loans that we originate, service and manage — and we have no current plans to diversify. Moreover, most of our collateral is located in a limited geographic area. At December 31, 2022, most of our outstanding loans are secured by properties located in the New York metropolitan area. A lack of geographical diversification makes our mortgage portfolio more sensitive to local and regional economic conditions. A significant decline around the New York metropolitan area economy could result in a greater risk of default compared with the default rate for loans secured by properties in other geographic locations. This could result in a reduction of our revenues and provision for loan loss allowances, which might not be as acute if our loan portfolio were more geographically diverse. Therefore, our loan portfolio is subject to greater risk than other real estate finance companies that have a more diversified asset base and broader geographic footprint. To the extent that our portfolio is concentrated in one region and/or one type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our assets within a short time period, which may reduce our net income and the value of our securities and accordingly reduce our ability to make distributions to our shareholders.

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

We have a $32.5 million credit line with Webster, Flushing and Mizrahi that expires on February 28, 2026. The Webster Credit Line contains various covenants and restrictions that are typical for these kinds of credit facilities, including limiting the amount that we can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans we make to our customers. The Webster Credit Line imposes certain restrictions which may adversely impact our ability to grow and/or maintain our qualification for taxation as a REIT. These limitations include the following:

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

We intend to continue to operate in a manner that will enable us to continue to remain qualified for taxation as a REIT as long as we believe it is in the best interests of our shareholders. While we believe that we qualified for taxation as a REIT for the taxable year ended December 31, 2022, we have not requested and do not intend to request a ruling from the IRS that we so qualified in 2022 or that we will qualify in future years. The U.S. federal income tax laws and the Treasury Regulations promulgated thereunder governing REITs are complex. In addition, judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited. To qualify for taxation as a REIT, we must meet, on an ongoing basis, various tests regarding the nature of our assets and our income, the ownership of our outstanding shares, and the amount of our distributions. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset test requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Thus, while we intend to operate so that we will continue to qualify for taxation as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. These considerations also might restrict the types of assets that we can acquire in the future.

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

In order for us to qualify for taxation as a REIT, not more than 50% in value of our outstanding common shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year, and at least 100 persons must beneficially own our stock during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. To help ensure that we meet the tests, our restated certificate of incorporation restricts the acquisition and ownership of our capital stock. The ownership limitation is fixed at 4.0% of our outstanding shares of capital stock, by value or number of shares, whichever is more restrictive. Assaf Ran, our Chief Executive Officer and founder, is exempt from this restriction. As of December 31, 2022, Mr. Ran owns 22.6% of our outstanding common shares. In addition, our board of directors may grant such an exemption to such limitations in its sole discretion, subject to such conditions, representations and undertakings as it may determine. These ownership limits could delay or prevent a transaction or a change in control of our company that might involve a premium price for shares of our common shares or otherwise be in the best interest of our shareholders.

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

As of December 31, 2022, Assaf Ran, our Chief Executive Officer, beneficially owned 22.6% of our outstanding shares. Thus, Mr. Ran currently has and will continue to exercise significant control over all corporate actions. This concentration of ownership could have an adverse impact on the market price of our common shares.

There is limited trading in our common shares, which could make it difficult for you to sell your common shares.

Our common shares are listed on The Nasdaq Capital Market. Average daily trading volume in our common shares was approximately 45,000 and 26,000 shares, respectively, in 2021 and in 2022. The lack of liquidity may make it more difficult for you to sell your common shares when you wish to do so. Even if an active trading market develops, the market price of our common shares may be highly volatile and could be subject to wide fluctuations.

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

Our restated certificate of incorporation authorizes us to issue up to 25,000,000 common shares and 5,000,000 preferred shares. As of March 3, 2023, we had 11,757,058 common shares issued and 11,494,945 common shares outstanding and no preferred shares issued or outstanding. Our board of directors has the power and authority to create classes of common or preferred shares, with such rights and designations as it deems appropriate or advisable, which rights and designations may be senior to or have a priority over the rights and designations of any existing class of common or preferred shares. For example, our board of directors may establish a series of common or preferred shares that could delay or prevent a transaction or a change in control that might involve a premium price for our common shares or otherwise be in the best interest of our shareholders.

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

Noteholders do not have any voting rights with respect to us or MBC Funding II (other than as set forth in the Indenture) or the right to influence management or day-to-day operations of MBC Funding II or of us. The interests of shareholders who do vote may be different or even in opposition of those of creditors such as the Noteholders. For example, shareholders may place a higher priority on the long-term, as opposed to short-term, performance of a company. Shareholders also tend to focus on building value and increasing stock price while creditors are more interested in cash flow. As of the date of this Report, Mr. Ran beneficially owns 22.6%, of our outstanding common shares. Mr. Ran is also the Chief Executive Officer and sole director of MBC Funding II. Thus, Mr. Ran currently has and will continue to exercise control over all corporate actions of us and MBC Funding II.

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

We have absolute control over MBC Funding II as we own all of its stock, and its Chief Executive Officer and sole director is our largest shareholder, Chief Executive Officer and Chairman of our board of directors. Subject to the requirements set forth in the Indenture, we will determine which mortgage loans MBC Funding II will purchase from us and any additional mortgage loans that we will transfer to MBC Funding II in order to meet the debt coverage ratio requirement set forth in the Indenture. In addition, we will decide whether MBC Funding II should extend the term of any mortgage loan in its portfolio that becomes due. Finally, we will decide how MBC Funding II should reinvest the principal payments on existing loans and the terms of any new mortgage loans that MBC Funding II will make. In making these decisions we may be conflicted by our obligations to our shareholders and our obligations to the Noteholders. We cannot assure you that the decisions we ultimately make will be in the best interest of the Noteholders.

Various provisions in the Indenture restrict the ability of the Indenture Trustee and the Noteholders to enforce their rights against us in the event MBC Funding II defaults on its obligations under the Notes.

We have guaranteed MBC Funding II’s obligations under the Notes and we have secured that guaranty with a pledge of 100% of the issued and outstanding shares of MBC Funding II. However, if MBC Funding II is in default of its obligations to the Noteholders, the value of MBC Funding II may be less than the amount due to the Noteholders. Under the Indenture, if an event of default occurs, the Indenture Trustee, at the written direction of the holders of at least 50% of the principal amount of the Notes then outstanding, must declare the unpaid principal and all accrued but unpaid interest on the Notes to be immediately due and payable. In addition, pursuant to the terms of an Inter-creditor Agreement entered into by the Indenture Trustee and Webster, neither the Indenture Trustee nor the Noteholders can exercise their rights under the guaranty until the Webster Credit Line has been paid in full except in connection with their exercise of remedies under the Pledge Agreement. Furthermore, under our agreement with Webster, we are prohibited from making any payment, direct or indirect (whether for interest, principal, as a result of any redemption or repayment at maturity, on default, or otherwise), on the Notes so long as there are any unpaid balances on the Webster Credit Line. Although the Webster Credit Line matures and is fully payable on February 28, 2026, we are not prohibited from renewing, extending or increasing the amount of the Webster Credit Line or replacing it with a new credit facility provided by a different lender, which may insist on the same restriction. Thus, upon a default by MBC Funding II, the Noteholders may never have full recourse to us under our guaranty.

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

Historically, the price at which our common shares trade on The Nasdaq Capital Market has been extremely volatile and seemingly unrelated to our operating performance In 2021, the range was $4.89 to $8.05. In 2022, the range was $5.07 to $6.48. These broad market fluctuations may adversely affect the trading price of our common shares. Class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Any such litigation brought against us could result in substantial costs, which would hurt our financial condition and results of operations, divert management’s attention and resources.

Common shares eligible for future sale may have adverse effects on our share price.

We cannot predict the effect, if any, the future sale of the common shares would have on the market price of our common shares. The market price of our common shares may decline significantly when the restrictions on resale lapse. Sales of substantial amounts of common shares or the perception that such sales could occur may adversely affect the prevailing market price for our common shares.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Holders

As of March 3, 2023, the number of registered holders of our common shares was 11 and the estimated number of beneficial owners of our common shares was approximately 6,400. American Stock Transfer & Trust Company serves as transfer agent for our common shares.

Dividends

We elected to be taxed as a REIT commencing with our year ended December 31, 2014. From and after the effective date of our REIT election, we intend to pay regular quarterly distributions to holders of our common shares in an amount not less than 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gains). As a REIT, our distributions generally will be taxable as ordinary income to our shareholders (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the Code, which is generally available to our noncorporate U.S. shareholders that meet specified holding requirement for taxable years before 2026), although we may designate a portion of the distributions as qualified dividend income or capital gain or a portion of the distributions may constitute a return of capital. For tax reporting purposes, taxable income dividends/distributions and non-taxable return of capital distributions may result and will be reported as such to U.S. individual taxpayers on Form 1099-DIV. For the tax year of 2022, 100% of our total distributions are characterized as non-qualified dividends (Section 199A).

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

The properties securing the loans are generally classified as residential or commercial real estate and, typically, are not income producing. Each loan is secured by a first mortgage lien on real estate. In addition, each loan is personally guaranteed by the principal(s) of the borrower, which guarantee may be collaterally secured by a pledge of the guarantor’s interest in the borrower. The face amount of the loans we originated in the past seven years ranged from $40,000 to a maximum of $3.3 million. Our lending policy limits the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $3.5 million. Our loans typically have a maximum initial term of 12 months bearing interest at a fixed rate of 9% to 12% per year. In addition, we usually receive origination fees or “points” ranging from 0% to 2% of the original principal amount of the loan as well as other fees relating to underwriting and funding the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser) and in the case of construction financing, it is typically up to 80% of construction costs.

Since commencing this business in 2007, we have made over 1,130 loans and never foreclosed on a property although sometimes we have renewed or extended our loans to enable the borrower to avoid premature sale or refinancing of the property. When we renew or extend a loan we receive additional “points” and other fees.

Our primary business objective is to grow our loan portfolio while protecting and preserving capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term through dividends. We intend to achieve this objective by continuing to selectively originate loans and carefully manage our portfolio of first mortgage real estate loans in a manner designed to generate attractive risk-adjusted returns across a variety of market conditions and economic cycles. We believe that the demand for relatively small loans secured by residential and commercial real estate held for investment around the New York metropolitan market, including New Jersey and Connecticut, and in the Florida market remains relatively strong, but weakened due to the continued increase in interest-rates. In that regard, we have observed a steady increase in interest rates on our debt which, if it continues, may have an impact on our income, as well as may impact the rate of our dividends. Our ability to close deals fast has created an opportunity for non-bank “hard money” real estate lenders like us to selectively originate high-quality first mortgage loans and this condition should persist for a number of years.

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

At December 31, 2022, we were committed to $8,580,822 in construction loans that can be drawn by our borrowers when certain conditions are met.

To date, none of the loans previously made have been non-collectable, although no assurances can be given that existing or future loans may not prove to be non-collectible or foreclosed in the future.

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

Effective January 1, 2020, we adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326). The ASU introduced a new credit loss methodology, Current Expected Credit Losses (“CECL”), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. Management estimates our CECL reserve primarily using the Weighted Average Remaining Maturity (“WARM”) method, which requires reference to historic loss data taking into consideration expected economic conditions over the relevant timeframe. Application of the WARM method to estimate a CECL reserve requires judgment, including (i) the appropriate historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, and (iii) the current credit quality of our loan portfolio and expectations of performance and market conditions over the relevant time period. In addition, management reviews each loan on a quarterly basis and evaluates the borrower’s ability to pay the monthly interest, the borrower’s likelihood of executing the original exit strategy, as well as the loan-to-value ratio. Failure to properly measure an allowance for credit losses could result in the overstatement of earnings and the carrying value of the loans receivable. Actual losses, if any, could differ significantly from estimated amounts.

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

Results of operations

Years ended December 31, 2022 and 2021

Total revenue

Total revenue for the year ended December 31, 2022 was approximately $8,571,000, compared to approximately $6,808,000 for the year ended December 31, 2021, an increase of $1,763,000, or 25.9%. The increase in revenue was due to an increase in lending operations. In 2022, approximately $6,773,000 of our revenue represents interest income on secured, real estate loans that we offer to real estate investors compared to approximately $5,609,000 in 2021, and approximately $1,798,000 represents origination fees on such loans, compared to approximately $1,199,000 in 2021. The loans are principally secured by collateral consisting of real estate and accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for the year ended December 31, 2022 were approximately $1,823,000, compared to approximately $1,046,000 for the year ended December 31, 2021, an increase of $777,000, or 74.3%. The increase is primarily attributable to the increase in interest expense due to higher LIBOR rates relating to the use of the Webster Credit Line in order to support our ability to increase loan originations. In addition, the outstanding balance of the Webster Credit Line was significantly reduced during the third quarter of 2021 due to a public offering of our common shares in July 2021, and gradually increased through December 2022. (See Notes 5 and 9 to the financial statements included elsewhere in this Report).

General and administrative expenses

General and administrative expenses for the year ended December 31, 2022 were approximately $1,549,000, compared to approximately $1,349,000 for the year ended December 31, 2021, an increase of $200,000, or 14.8%. The increase is primarily attributable to increases in payroll, advertising, appraisal and Nasdaq listing expenses and a voluntary waiver from our Chief Executive Officer of his base salary for the fourth quarter of 2021, partially offset by a decrease in insurance expenses.

Net income

Net income for the year ended December 31, 2022 was approximately $5,212,000, compared to approximately $4,423,000 for the year ended December 31, 2021, an increase of $789,000, or 17.8%. This increase is primarily attributable to the increase in revenue, partially offset by the increases in interest expense and in general and administrative expenses.

Liquidity and Capital Resources

At December 31, 2022, we had cash of approximately $104,000, compared to approximately $143,000 at December 31, 2021.

For the year ended December 31, 2022, net cash provided by operating activities was approximately $5,167,000, compared to approximately $4,599,000 for the year ended December 31, 2021. The increase in net cash provided by operating activities primarily resulted from the increases in net income, accounts payable and accrued expenses, and amortization of deferred financing costs, and an increase in deferred origination fees, partially offset by the increase in interest receivable on loans.

For the year ended December 31, 2022, net cash used in investing activities was approximately $8,771,000, compared to approximately $7,617,000 for the year ended December 31, 2021. Net cash used in investing activities for the year ended December 31, 2022 mainly consisted of the issuance of our short term commercial loans of approximately $60,916,000, offset by collection of our commercial loans of approximately $52,147,000. Net cash used in investing activities for the year ended December 31, 2021 consisted of the issuance of our short term commercial loans of approximately $49,268,000, offset by collection of our commercial loans of approximately $41,650,000.

For the year ended December 31, 2022, net cash provided by financing activities was approximately $3,565,000, compared to approximately $2,701,000 for the year ended December 31, 2021. Net cash provided by financing activities for the year ended December 31, 2022 reflects the net proceeds from the Webster Credit Line of an aggregate of approximately $9,348,000, offset by the dividend payments of approximately $5,747,000 and deferred financing costs of approximately $36,000. Net cash provided by financing activities for the year ended December 31, 2021 reflects the net proceeds from the public offering, as described below, of approximately $12,354,000, offset by the repayment of the Webster Credit Line of an aggregate of approximately $4,663,000 and the dividend payments of approximately $4,990,000.

Our Amended and Restated Credit and Security Agreement with Webster, Flushing Bank and Mizrahi (the “Lenders”), provides for the Webster Credit Line. Currently, the Webster Credit Line provides us with a credit line of $32.5 million in the aggregate until February 28, 2026, secured by assignments of mortgages and other collateral. The Webster Credit Line contains various covenants and restrictions including, among other covenants and restrictions, limiting the amount that the Company can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans the Company makes to its customers, limiting the Company’s ability to pay dividends under certain circumstances, and limiting the Company’s ability to repurchase its common shares, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates. In addition, the Webster Credit Line contains a cross default provision which will deem any default under any indebtedness owed by us or our subsidiary, MBC Funding II, as a default under the credit line.

As of December 31, 2022, the interest rates relating to the Webster Credit Line equaled (i) LIBOR plus a premium, which rate aggregated approximately 8.39%, including a 0.5% agency fee, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.25% plus a 0.5% agency fee, as chosen by the Company for each drawdown. Under the Amended and Restated Credit Agreement, the Company may repurchase, redeem or otherwise retire its equity securities in an amount not to exceed ten percent of our annual net income from the prior fiscal year. Further, the Company may issue up to $20 million in bonds through its subsidiary, of which not more than $10 million of such bonds may be secured by mortgage notes receivable, and provided that the terms and conditions of such bonds are approved by Webster, subject to its reasonable discretion. In addition, Mr. Ran has provided a personal guaranty to the Webster Credit Line, which shall not exceed the sum of $500,000 plus any costs relating to the enforcement of the personal guaranty.

On July 2, 2021, we entered into a consent and amendment letter agreement, with respect to the Amended and Restated Credit Agreement, with the Lenders and Assaf Ran, as guarantor, to amend the definition of “Change of Control” to provide that Mr. Ran would be required to own at least 20%, instead of 27%, of the equity interests of the Company, on a fully diluted basis.

On March 7, 2022, we entered into a waiver agreement (the “Waiver”) with respect to the Amended and Restated Credit Agreement, with the Lenders and Assaf Ran, as guarantor, providing the Company with a waiver of its covenant with respect to maintaining its fixed charge coverage ratio for the period ended December 31, 2021. In addition, the Waiver also provided an amount of $700,000 of distributions and/or dividends paid during the quarter ended December 31, 2021 shall be excluded from the calculation of fixed charge coverage ratio for the fiscal quarters ending March 31, 2022, June 30, 2022 and September 30, 2022.

On April 25, 2022, we entered into an amendment with respect to the Amended and Restated Credit Agreement with the Lenders and Mr. Ran, as guarantor, to increase the limit on individual loans as well as the concentration of any mortgagor (together with guarantors and other related entities and affiliates), and also permit the Company to originate loans in the state of Florida in any county south of, and including, Palm Beach and Lee counties, in an amount up to $4.875 million.

On January 31, 2023, we entered into another amendment, effective as of January 2, 2023, with respect to the Amended and Restated Credit Agreement with the lenders and Mr. Ran, as guarantor, to (i) extend the maturity date of the credit line by three years to February 28, 2026; (ii) transition the applicable benchmark from LIBOR to Secured Overnight Financing Rate Data (“SOFR”) and adjust the applicable margin with respect to Base Rate Loans and SOFR Loans; (iii) update the required calculation with respect to the fixed charge coverage ratio covenant; (iv) further increase the limit on individual loans and the concentration of any mortgagor (together with guarantors and other related entities and affiliates); and (v) eliminate the requirement to pledge an additional mortgage loans as collateral for the credit line. In addition, the terms of the personal guaranty provided by Mr. Ran were amended such that the potential sums owed under such guaranty will not exceed the sum of $1,000,000 plus any costs relating to the enforcement of the personal guaranty.

We were in compliance with all covenants of the Webster Credit Line, as amended, as of December 31, 2022. At December 31, 2022, the outstanding amount under the Amended and Restated Credit Agreement was $24,994,234. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% agency fee, for December 31, 2022 was approximately 8.39%.

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

The Notes are secured by a first priority lien on all of MBC Funding II’s assets, including, primarily, mortgage notes, mortgages and other transaction documents entered into in connection with first mortgage loans originated and funded by us, which MBC Funding II acquired from MBC pursuant to an asset purchase agreement. MBC Funding II may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium. No Notes were redeemed by MBC Funding II as of December 31, 2022.

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

Outlook

The interest rate on the Notes is fixed and the interest rate under the Webster Credit Line is adjustable. The continued increase in SOFR rates adversely impacts our interest costs. We have experienced a slowdown in the deployment of capital and lower demand for new loans, which resulted in lower origination fees. We are increasing the interest rates charged on our commercial loans in order to offset our increased interest costs. In addition, most of our loans contain an adjustable interest rate clause allowing us to charge no less than the prime rate plus 3% on the outstanding loans. We also believe that we benefit from our low equity-to-debt ratio in the current market condition.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Our executive officers and directors and their respective ages as of March 3, 2023 are as follows:

Name	Age	Position

Assaf Ran	57	Founder, Chairman of the Board, Chief Executive Officer and President
Vanessa Kao	45	Chief Financial Officer, Vice President, Treasurer and Secretary
Michael Jackson (1)(2)(3)	58	Director
Eran Goldshmit (1)(2)(3)	56	Director
Lyron Bentovim (1)	53	Director
Phillip Michals (1)(2)(3)	53	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Corporate Governance and Nominating Committee.

All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers are elected to serve subject to the discretion of the Board.

Set forth below is a brief description of the background and business experience of our executive officers and directors:

Assaf Ran, our founder, has been our Chief Executive Officer, president and chairman since our inception in 1989. Mr. Ran has 34 years of senior management experience leading public and private businesses. Mr. Ran started several yellow page and other businesses from the ground up and managed to make each one of them successful. Mr. Ran’s professional experience and background with us, as our director since March 1999, have given him the expertise needed to serve as one of our directors.

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

Lyron Bentovim has been a member of the Board since December 2008. Mr. Bentovim currently serves as the President and Chief Executive Officer of The Glimpse Group, Inc. (Nasdaq: VRAR), a virtual reality and augmented reality company based in New York, NY. Mr. Bentovim also serves as a Managing Partner at Darklight Partners, a strategic advisor to small and mid-size public and private companies. Prior to Darklight Partners, from July 2014 to August 2015, Mr. Bentovim was Chief Operating Officer/Chief Financial Officer of Top Image Systems Ltd. (formerly listed on Nasdaq: TISA), and from March 2013 to July 2014, Mr. Bentovim served as Chief Operating Officer/Chief Financial Officer of NIT Health and Chief Operating Officer/Chief Financial Officer and Managing Director at Cabrillo Advisors. From August 2009 until July 2012, Mr. Bentovim has served as the Chief Operating Officer and the Chief Financial Officer of Sunrise Telecom, Inc. Prior to joining Sunrise Telecom, Inc., from January 2002, Mr. Bentovim was a Portfolio Manager for Skiritai Capital LLC, an investment advisor based in San Francisco. Mr. Bentovim has over 25 years of management experience, including his experience as a member of the board of directors at RTW Inc., Ault, Inc., Top Image Systems Ltd., Three-Five Systems Inc., Sunrise Telecom Inc., Blue Sphere, and Argonaut Technologies Inc. Prior to his position in Skiritai Capital LLC, Mr. Bentovim served as the President, Chief Operating Officer and co-founder of WebBrix, Inc. Additionally, Mr. Bentovim spent time as a Senior Engagement Manager with strategy consultancies USWeb/CKS, the Mitchell Madison Group LLC and McKinsey & Company Inc. Mr. Bentovim has an MBA from Yale School of Management and a law degree from the Hebrew University. Mr. Bentovim’s professional experience and background with other companies and with us have given him the expertise needed to serve as one of our directors.

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

Michael J. Jackson has been a member of the Board since July 2000. Since May 2017, Mr. Jackson has been the Chief Financial Officer of Radius Global Market Research. From March 2016 through April 2017, Mr. Jackson served as the Chief Financial Officer and executive vice president of both Ethology, Inc., a digital marketing agency, and Tallwave, LLC, a business design and innovation agency. From April 2007 through February 2016, he was the Chief Financial Officer and the executive vice president of iCrossing, Inc., a digital marketing agency. From October 1999 to April 2007, he was the executive vice president and Chief Financial Officer of AGENCY.COM, a global Internet professional services company. He served as the chief accounting officer of AGENCY.com from May 2000 and as its corporate controller from August 1999 until September 2001. From October 1994 until August 1999, Mr. Jackson was a Senior Manager at Arthur Andersen, LLP and manager at Ernst and Young. Mr. Jackson also served on the New York State Society Auditing Standards and Procedures Committee from 1998 to 1999 and served on the New York State Society’s Securities and Exchange Commission Committee from 1999 to 2001. Mr. Jackson holds an M.B.A. in Finance from Hofstra University and is a certified public accountant. Mr. Jackson is a current member of the board of directors of AvenueZ, Inc a privately held digital marketing technology company. For the five years ended May 2008, Mr. Jackson was a member of the board of directors of Adstar, Inc. (OTC PINK: ADST). Mr. Jackson’s professional experience and background with other companies and with us have given him the expertise needed to serve as one of our directors.

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

The Compensation Committee is comprised entirely of directors who satisfy the standards of independence applicable to compensation committee members under Section 16(b) of the Exchange Act. During the fiscal year ended December 31, 2022, the Compensation Committee did not utilize the services of a compensation consultant.

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

Item 11. Executive Compensation

The following Summary Compensation Table sets forth all compensation earned by or paid to, in all capacities, during the years ended December 31, 2022 and 2021 by (i) the Company’s Chief Executive Officer and (ii) the most highly compensated executive officers, other than the CEO, who were serving as executive officers and whose total compensation exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executives”):

Summary Compensation Table

		Salary	Bonus	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($) (1)	($)
Assaf Ran	2022	$329,231	$—	$46,190	$375,421
Chief Executive Officer and President	2021	$228,750	$—	$52,223	$280,973

Vanessa Kao	2022	$160,769	$—	$12,190	$172,959
Chief Financial Officer, Vice President, Treasurer and Secretary	2021	$150,000	$30,000	$11,968	$191,968

(1)	Consists of certain expense reimbursements and Company matching contributions made pursuant to its Simple IRA Plan.

On January 31, 2023, the Compensation Committee approved a special bonus of $60,000 and $30,000, to Mr. Ran and Ms. Kao, respectively.

Employment Contracts

We have an employment agreement with Assaf Ran, our President and Chief Executive Officer, pursuant to which: (i) Mr. Ran’s employment term renews automatically on June 30th of each year for successive one-year periods unless either party gives to the other written notice at least 180 days prior to June 30th of its intention to terminate the agreement; (ii) Mr. Ran receives a current annual base salary of $350,000 and annual bonuses as determined by the Compensation Committee of the Board, in its sole and absolute discretion, and is eligible to participate in all executive benefit plans established and maintained by us; and (iii) Mr. Ran agreed to a one-year non-competition period following the termination of his employment. If the employment agreement is terminated by Mr. Ran for “good reason” (as defined in the employment agreement) he shall be paid (1) his base compensation up to the effective date of such termination; (2) his full share of any incentive compensation payable to him for the year in which the termination occurs; and (3) a lump sum payment equal to 100% of the average cash compensation paid to, or accrued for, him in the two calendar years immediately preceding the calendar year in which the termination occurs.

In June 2022, the Compensation Committee approved an increase of Mr. Ran’s annual base salary from $305,000 to $350,000. In September 2021, Mr. Ran voluntarily agreed to forgo his base salary for the months of October, November and December 2021 in an aggregate amount of $76,250 to provide the Company with temporary additional liquidity which was necessary as a result of the dividend payment of $0.125 per share that was paid to all shareholders of record on July 9, 2021, that also included the shareholders that participated in the recent offering, which was paid prior to our being able to deploy the proceeds from the offering into new loans.

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

The following table sets forth information concerning outstanding equity awards to the Named Executives as of December 31, 2022.

Outstanding Equity Awards at Fiscal Year-End

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Assaf Ran Chief Executive Officer and President	1,000,000	5,330,000	(1)(2)

(1)	Calculated based on the closing market price of $5.33 at the end of the last completed fiscal year on December 31, 2022.

(2)	Mr. Ran may not sell, convey, transfer, pledge, encumber or otherwise dispose of the Restricted Shares until the earliest to occur of the following: (i) September 9, 2026, with respect to 1/3 of the Restricted Shares, September 9, 2027 with respect to an additional 1/3 of the Restricted Shares and September 9, 2028 with respect to the final 1/3 of the Restricted Shares; (ii) the date on which Mr. Ran’s employment is terminated by us for any reason other than for “Cause;” or (iii) on a Risk Termination Date. If at any time prior to a Risk Termination Date Mr. Ran’s employment is terminated by us for Cause or Mr. Ran voluntarily terminates his employment for any reason other than death or disability, Mr. Ran will forfeit that portion of the Restricted Shares which have not previously vested.

Compensation of Directors

During 2022, the annual cash compensation paid to each independent member of the Board was $14,000, plus an additional $300 for each committee meeting attended. The table below summarizes the compensation paid to our directors for the year ended December 31, 2022:

Director Compensation

Name (a)	Fees Earned or Paid in Cash ($)
Michael Jackson	$15,200
Eran Goldshmit	$15,200
Lyron Bentovim	$15,200
Phillip Michals	$15,200

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table, together with the accompanying footnotes, sets forth information, as of March 3, 2023, regarding the beneficial ownership of our common shares by all persons known by us to beneficially own more than 5% of our outstanding common shares, each Named Executive Officer, each director, and all of our directors and executive officers as a group:

Name of Beneficial Owner	Amount of Beneficial Ownership (1)	Percentage of Class

Executive Officers and Directors
Assaf Ran (2)	2,593,000	22.6%
Vanessa Kao	8,236	*
Michael Jackson	41,344	*
Eran Goldshmit	10,978	*
Lyron Bentovim	39,287	*
Phillip Michals	101,058	*
All executive officers and directors as a group (6 persons)	2,793,903	24.3%

* Less than 1%

(1)	A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from March 3, 2023 upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from March 3, 2023 have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on 11,494,945 shares outstanding on March 3, 2023.

(2)	Includes 1,000,000 Restricted Shares granted to Mr. Ran on September 9, 2011, which was approved by shareholders at our 2011 annual meeting of shareholders. Mr. Ran may not sell, convey, transfer, pledge, encumber or otherwise dispose of the Restricted Shares until the earliest to occur of the following: (i) September 9, 2026, with respect to 1/3 of the Restricted Shares, September 9, 2027 with respect to an additional 1/3 of the Restricted Shares and September 9, 2028 with respect to the final 1/3 of the Restricted Shares; (ii) the date on which Mr. Ran’s employment is terminated by us for any reason other than for “Cause;” or (iii) on a Risk Termination Date. If at any time prior to a Risk Termination Date Mr. Ran’s employment is terminated by us for Cause or Mr. Ran voluntarily terminates his employment for any reason other than death or disability, Mr. Ran will forfeit that portion of the Restricted Shares which have not previously vested. Mr. Ran’s address is c/o Manhattan Bridge Capital, Inc., 60 Cutter Mill Road, Suite 205, Great Neck, New York 11021.

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

In February 2023, we sold a mortgage note from our loan portfolio to a third-party investor at its face value of $485,000. Assaf Ran participated in such acquisition in the amount of $152,000.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed by our principal accounting firm, Hoberman & Lesser CPAs, LLP, for the fiscal years ended December 31, 2022 and 2021 (including for services for MBC Funding II) are as follows:

(a) Audit Fees

2022

The aggregate fees incurred during 2022 for our principal accountant were $69,500, covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2022.

2021

The aggregate fees incurred during 2021 for our principal accountant were $65,500, covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2021.

(b) Audit-Related Fees

There were no audit-related fees billed by our principal accountant during 2022 or 2021.

(c) Tax Fees

There were no tax fees billed by our principal accountant during 2022 or 2021.

(d) All Other Fees

No other fees, beyond those disclosed in this Item 14, were billed during 2022 or 2021 except that we were billed $21,500 in 2021 by our principal accountant for services rendered in connection with our Registration Statement on Form S-3 for our public offering in July 2021.

Audit Committee Pre-Approval, Policies and Procedures

Our Audit Committee approved the engagement with Hoberman & Lesser CPAs, LLP. These services were pre-approved by our Audit Committee to assure that such services do not impair the auditor’s independence from us.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1.	Financial Statements - See Index to Financial Statements on page F-1.

	2.	Financial Statement Schedules – See (c) below.

	3.	Exhibits – See (b) below.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation filed with the Secretary of State of New York in July 2014 (1)
3.2	Amended and Restated Bylaws effective in May 2014 (1)
4.1	Specimen Stock Certificate (2)
4.2	Indenture, dated as of April 25, 2016, among Manhattan Bridge Capital, Inc., MBC Funding II Corp and Worldwide Stock Transfer, LLC (5)
4.3	Description of Securities (13)
10.1**	Employment Agreement dated March 1, 1999 by and between Assaf Ran and the Company (6)
10.2**	Form of the Company’s 2009 Stock Option Plan, as amended (8)
10.3	Continuing Guaranty of Manhattan Bridge Capital Inc. dated April 25, 2016. (5)
10.4	Pledge Agreement, dated as of April 25, 2016, between Manhattan Bridge Capital and Worldwide Stock Transfer, LLC (5)
10.5	Guaranty dated April 25, 2016 of MBC Funding II Corp. (5)
10.6	Intercreditor Agreement, dated as of April 25, 2016, between Webster Business Credit Corp and Worldwide Stock Transfer, LLC (5)
10.7	Amendment of Lease, dated July 21, 2016, between the Company and Philips Cutter Mill Owner LLC for the premises located at 60 Cutter Mill Road, Great Neck, New York 11201 (7)
10.8**	Restricted Share Agreement, dated September 9, 2011, between the Company and Assaf Ran (13)
10.9	Amended and Restated Revolving Credit Note, dated July 7, 2017, executed by Manhattan Bridge Capital, Inc (9)
10.10	Amended and Restated Credit and Security Agreement, effective August 8, 2017, among Manhattan Bridge Capital, Inc., Webster Business Credit Corporation, and Flushing Bank (10)
10.11	Waiver and Amendment No. 1 to Amended and Restated Credit and Security Agreement, effective July 11, 2018, among Manhattan Bridge Capital, Inc., Webster Business Credit Corporation, Flushing Bank and Assaf Ran (12)
10.12	Amended and Restated Revolving Credit Note, effective July 11, 2018, between Manhattan Bridge Capital, Inc. and Flushing Bank (12)
10.13	Amendment No. 2 to Amended and Restated Credit and Security Agreement, effective December 31, 2019, among Manhattan Bridge Capital, Inc., Webster Business Credit Corporation, Flushing Bank and Assaf Ran (13)
10.14	Amendment No. 3 to Amended and Restated Credit and Security Agreement, effective February 26, 2020, among Manhattan Bridge Capital, Inc., Webster Business Credit Corporation, Flushing Bank, Mizrahi and Assaf Ran (13)
10.15***	Amendment No. 5 to Amended and Restated Credit and Security Agreement, effective April 13, 2022, among Manhattan Bridge Capital, Inc., Webster Business Credit Corporation, Flushing Bank, Mizrahi and Assaf Ran (14)

Exhibit No.	Description
10.16***	Amendment No. 6 to Amended and Restated Credit and Security Agreement, effective April 13, 2022, among Manhattan Bridge Capital, Inc., Webster Business Credit Corporation, Flushing Bank, Mizrahi and Assaf Ran (14)
10.17	Revolving Credit Note dated February 25, 2020, between Manhattan Bridge Capital, Inc. and Mizrahi (13)
10.18**	Voluntary Salary Waiver Agreement between Manhattan Bridge Capital, Inc. and Assaf Ran dated October 22, 2019 (13)
10.19	Consent and Amendment Letter Agreement by and among Manhattan Bridge Capital Inc., Webster Business Credit Corporation, Flushing Bank and Mizrahi Tefahot Bank Ltd., dated July 2, 2021 (15)
10.20	Voluntary Salary Waiver Letter Agreement dated September 28, 2021, by and between Manhattan Bridge Capital, Inc. and Assaf Ran (16)
10.21	Waiver Agreement by and among Manhattan Bridge Capital Inc., and Webster Business Credit Corporation, Flushing Bank and Mizrahi Tefahot Bank Ltd, a division of Webster Bank, N.A., dated March 7, 2022 (17)
21.1	List of Subsidiaries (11)
23.1	Consent of Hoberman & Lesser CPA’s, LLP, dated March 16, 2020 (***)
31.1	Chief Executive Officer Certification under Rule 13a-14 (***)
31.2	Chief Financial Officer Certification under Rule 13a-14 (***)
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 (*)
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 (*)
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Schema Document
101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

* Furnished herewith.

** Compensation plan or arrangement for current or former executive officers and directors.

*** Filed herewith.

(1)	Previously filed as exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference.
(2)	Previously filed as exhibit to Registration Statement on Form SB-2/A filed on April 23, 1999 and incorporated herein by reference.
(3)	Previously filed as exhibit to Current Report on Form 8-K filed on August 15, 2016 and incorporated herein by reference.
(4)	Previously filed as exhibit to Current Report on Form 8-K filed on May 29, 2016 and incorporated herein by reference.
(5)	Previously filed as exhibit to Current Report on Form 8-K filed on April 27, 2016 and incorporated herein by reference.
(6)	Previously filed as exhibit to Registration Statement on Form SB-2 filed on March 10, 1999 and incorporated herein by reference.
(7)	Previously filed as exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and incorporated herein by reference.
(8)	Previously filed as Appendix A to Schedule 14A filed on August 5, 2011 and incorporated herein by reference.
(9)	Previously filed as exhibit to Current Report on Form 8-K filed on July 13, 2017 and incorporated herein by reference.
(10)	Previously filed as exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 and incorporated herein by reference.
(11)	Previously filed as exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and incorporated by reference herein.
(12)	Previously filed as exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference.
(13)	Previously filed as exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and incorporated by reference herein.
(14)	Previously filed as exhibit to Current Report on Form 8-K filed on April 25, 2022 and incorporated herein by reference.
(15)	Previously filed as exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 and incorporated herein by reference.
(16)	Previously filed as exhibit to Current Report on Form 8-K filed on September 29, 2021 and incorporated herein by reference.
(17)	Previously filed as exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and incorporated by reference herein.

(c)	No financial statement schedules are included because the information is either provided in the financial statements or is not required under the related instructions or is inapplicable and such schedules therefore have been omitted.

Item 16. 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Manhattan Bridge Capital, Inc.

By:	/s/ Assaf Ran
Assaf Ran, President, Chief Executive Officer and Chairman of the Board of Directors

Date: March 10, 2023

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Assaf Ran	President, Chief Executive Officer and Chairman of the	March 10, 2023
Assaf Ran	Board of Directors (Principal Executive Officer)

/s/ Vanessa Kao	Chief Financial Officer (Principal Financial and	March 10, 2023
Vanessa Kao	Accounting Officer)

/s/Lyron Bentovim	Director	March 10, 2023
Lyron Bentovim

/s/ Eran Goldshmit	Director	March 10, 2023
Eran Goldshmit

/s/ Michael Jackson	Director	March 10, 2023
Michael Jackson

/s/ Phillip Michals	Director	March 10, 2023
Phillip Michals

MANHATTAN BRIDGE CAPITAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Manhattan Bridge Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Manhattan Bridge Capital, Inc. and Subsidiary (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

March 10, 2023

MGI Worldwide is a network of independent audit, tax, accounting and consulting firms. MGI Worldwide does not provide any services and its member firms are not an international partnership. Each member firm is a separate entity and neither MGI Worldwide nor any member firm accepts responsibility for the activities, work, opinions or services of any other member firm. For more information visit www.mgiworld.com/legal

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2022 and 2021

	2022	2021
Assets
Loans receivable	$74,483,463	$65,715,364
Interest receivable on loans	1,363,502	955,443
Cash	103,540	142,546
Other assets	59,566	64,745
Operating lease right-of-use asset, net	262,222	317,080
Deferred financing costs, net	7,708	10,539
Total assets	$76,280,001	$67,205,717

Liabilities and Stockholders’ Equity
Liabilities:
Line of credit	$24,994,234	$15,645,970
Senior secured notes (net of deferred financing costs of $247,155 and $322,241, respectively)	5,752,845	5,677,759
Deferred origination fees	669,128	580,461
Accounts payable and accrued expenses	289,868	154,169
Operating lease liability	273,485	324,248
Dividends payable	1,436,868	1,436,868
Total liabilities	33,416,428	23,819,475

Commitments and contingencies
Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common shares - $.001 par value; 25,000,000 shares authorized; 11,757,058 issued; 11,494,945 outstanding	11,757	11,757
Additional paid-in capital	45,535,811	45,522,746
Treasury stock, at cost – 262,113 shares	(798,939)	(798,939)
Accumulated deficit	(1,885,056)	(1,349,322)
Total stockholders’ equity	42,863,573	43,386,242

Total liabilities and stockholders’ equity	$76,280,001	$67,205,717

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

	2022	2021
Interest income from loans	$6,772,889	$5,608,660
Origination fees	1,798,075	1,199,230
Total Revenue	8,570,964	6,807,890

Operating costs and expenses:
Interest and amortization of deferred financing costs	1,822,825	1,045,548
Referral fees	4,500	7,532
General and administrative expenses	1,549,251	1,348,838
Total operating costs and expenses	3,376,576	2,401,918

Income from operations	5,194,388	4,405,972
Other income	18,000	18,000
Income before income tax expense	5,212,388	4,423,972
Income tax expense	(650)	(647)
Net income	$5,211,738	$4,423,325

Basic and diluted net income per common share outstanding:
—Basic	$0.45	$0.42
—Diluted	$0.45	$0.42

Weighted average number of common shares outstanding
—Basic	11,494,945	10,524,055
—Diluted	11,494,945	10,524,055

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Cost	Deficit	Totals
Balance, January 1, 2021	9,882,058	$9,882	$33,157,096	262,113	$(798,939)	$(403,849)	$31,964,190
Public offering, net	1,875,000	1,875	12,352,585				12,354,460
Non cash compensation			13,065				13,065
Dividends paid						(3,931,930)	(3,931,930)
Dividends declared and payable						(1,436,868)	(1,436,868)
Net income for the year ended December 31, 2021						4,423,325	4,423,325
Balance, December 31, 2021	11,757,058	11,757	45,522,746	262,113	(798,939)	(1,349,322)	43,386,242
Non cash compensation			13,065				13,065
Dividends paid						(4,310,604)	(4,310,604)
Dividends declared and payable						(1,436,868)	(1,436,868)
Net income for the year ended December 31, 2022						5,211,738	5,211,738
Balance, December 31, 2022	11,757,058	$11,757	$45,535,811	262,113	$(798,939)	$(1,885,056)	$42,863,573

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

	2022	2021
Cash flows from operating activities:
Net income	$5,211,738	$4,423,325
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	113,736	87,353
Depreciation	2,307	2,265
Non cash compensation expense	13,065	13,065
Adjustment to operating lease right-of-use asset and liability	4,096	3,960
Changes in operating assets and liabilities
Interest receivable on loans	(408,059)	(128,207)
Other assets	5,742	(443)
Accounts payable and accrued expenses	135,699	(14,771)
Deferred origination fees	88,667	212,823
Net cash provided by operating activities	5,166,991	4,599,370

Cash flows from investing activities:
Issuance of short term loans	(60,915,596)	(49,267,892)
Collections received from loans	52,147,497	41,650,498
Purchase of fixed assets	(2,871)	—
Net cash used in investing activities	(8,770,970)	(7,617,394)

Cash flows from financing activities:
Proceeds from public offering, net	—	12,354,460
Proceeds from (repayment of) line of credit, net	9,348,264	(4,662,903)
Dividends paid	(5,747,472)	(4,990,124)
Deferred financing costs incurred	(35,819)	—
Net cash provided by financing activities	3,564,973	2,701,433

Net decrease in cash and restricted cash	(39,006)	(316,591)
Cash and restricted cash, beginning of year*	142,546	459,137
Cash, end of year	$103,540	$142,546

Supplemental Cash Flow Information:
Taxes paid during the year	$650	$647
Interest paid during the year	$1,581,935	$982,491
Operating leases paid during the year	$63,621	$63,481

Supplemental Information – Noncash Information:
Dividend declared and payable	$1,436,868	$1,436,868

*	At January 1, 2021, cash and restricted cash included $327,483 of restricted cash.

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

Credit risks associated with short term commercial loans the Company makes to real estate investors and related interest receivable are described in Note 4.

Allowance for Credit Losses

Effective January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326)”. The ASU introduced a new credit loss methodology, Current Expected Credit Losses (“CECL”), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL methodology utilizes a lifetime “expected credit loss” methodology for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This method replaces the multiple existing impairment methods in current U.S. GAAP, which generally require a loss be incurred before it is recognized.

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

Application of the WARM method to estimate a CECL reserve requires judgment, including (i) the appropriate historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, and (iii) the current credit quality of the Company’s loan portfolio and expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to the Company’s portfolio, the Company reviews its historical loan performance, which includes zero realized principal losses since the inception of our business. In addition, the Company reviews each loan on a quarterly basis and evaluates the borrower’s ability to pay the monthly interest, the borrower’s likelihood of executing the original exit strategy, as well as the loan-to-value ratio. Based on these analyses, as of December 31, 2022 and 2021, no allowance for credit losses is required. Failure to properly measure an allowance for credit losses could result in the overstatement of earnings and the carrying value of the loans receivable. Actual losses, if any, could differ significantly from estimated amounts.

Accrued interest receivable on loans receivable is excluded from the estimate of credit losses.

Income Taxes

The Company follows Accounting Standards Codification (“ASC”) 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740”), which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2022 and 2021, the Company has no material uncertain tax positions to be accounted for in the consolidated financial statements. The Company recognizes interest and penalties related to uncertain tax positions, if any, as part of income tax expense.

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

Deferred Financing Costs

The Company presents deferred financing costs, excluding those incurred in connection with its line of credit, in the consolidated balance sheet as a direct reduction from the related debt liability rather than an asset, in accordance with ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. These costs, incurred in connection with the issuance of the Company’s senior secured notes, are being amortized over ten years, using the straight-line method, as the difference between use of the effective interest method is not material. The amortization of loan costs are included in interest and amortization of deferred financing costs in the accompanying consolidated statements of operations.

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

Earnings Per Share (“EPS”)

Basic and diluted EPS are calculated in accordance with ASC 260, “Earnings Per Share”. Under ASC 260, basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution from the exercise of stock options and warrants for common shares using the treasury stock method. The numerator in calculating both basic and diluted EPS for each year is the reported net income. There were no outstanding stock options or warrants at December 31, 2022 and 2021.

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

For the years ended December 31, 2022 and 2021, the total amounts of $60,915,596 and $49,267,892, respectively, have been lent, offset by collections received from borrowers, under the commercial loans in the amount of $52,147,497 and $41,650,498, respectively. The face amounts of the loans the Company originated in the past seven years have ranged from a minimum of $40,000 to a maximum of $3,300,000. The Company’s board of directors established a policy limiting the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $3.5 million. The Company’s loans typically have a maximum initial term of 12 months and bear interest at a fixed rate of 9% to 12% per year. In addition, the Company usually receives origination fees, or “points,” ranging from 0% to 2% of the original principal amount of the loan as well as other fees relating to underwriting, funding and managing the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser), and in the case of construction financing, up to 80% of construction costs.

At December 31, 2022, the Company was committed to $8,580,822 in construction loans that can be drawn by the borrowers when certain conditions are met.

At December 31, 2022 and 2021, no one entity has loans outstanding representing more than 10% of the total balance of the loans outstanding.

The Company generally grants loans for a term of one year. When a performing loan reaches its maturity and the borrower requests an extension, the Company may extend the term of the loan beyond one year. Prior to granting an extension of any loan, the Company reevaluates the underlying collateral.

Credit Risk

Credit risk profile based on loan activity as of December 31, 2022 and 2021:

Performing loans	Developers- Residential	Developers- Commercial	Developers- Mixed Use	Total outstanding loans
December 31, 2022	$62,264,463	$9,300,000	$2,919,000	$74,483,463
December 31, 2021	$57,432,364	$5,819,000	$2,464,000	$65,715,364

At December 31, 2022, the Company’s loans receivable consisted of loans in the amount of $46,678, $500,000, $749,391, $3,230,250, $6,515,000 and $19,802,356, originally due in 2016, 2017, 2019, 2020, 2021 and 2022, respectively. At December 31, 2021, the Company’s loans receivable consisted of loans in the amount of $367,500, $1,052,400, $170,000, $2,536,883, $5,800,250 and $16,087,931, originally due in 2016, 2017, 2018, 2019, 2020 and 2021, respectively.

Generally, borrowers are paying their interest, and the Company receives a fee in connection with the extension of the loans. All loans originally due on or before December 31, 2022 are extended with agreements. Accordingly, at December 31, 2022, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof.

Subsequent to the balance sheet date, the Company determined to, and sold, one of its loans receivable to a third-party investor at its face value of $485,000. Assaf Ran participated in such acquisition in the amount of $152,000. In addition, approximately $11,939,000 of the loans receivable at December 31, 2022 were paid down or paid off, including approximately $7,360,000 originally due on or before December 31, 2022.

5. Line of Credit

The Company is a party to the Amended and Restated Credit and Security Agreement with Webster, Flushing Bank and Mizrahi (the “Lenders”), which provides for the Webster Credit Line. Currently, the Webster Credit Line provides the Company with a credit line of $32.5 million in the aggregate until February 28, 2026, secured by assignments of mortgages and other collateral. The Webster Credit Line contains various covenants and restrictions including, among other covenants and restrictions, limiting the amount that the Company can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans the Company makes to its customers, limiting the Company’s ability to pay dividends under certain circumstances, and limiting the Company’s ability to repurchase its common shares, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates. In addition, the Webster Credit Line contains a cross default provision which will deem any default under any indebtedness owed by us or our subsidiary, MBC Funding, as a default under the credit line.

As of December 31, 2022, the interest rates relating to the Webster Credit Line equaled (i) LIBOR plus a premium, which rate aggregated approximately 8.39%, including a 0.5% agency fee, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.25% plus a 0.5% agency fee, as chosen by the Company for each drawdown. Under the Amended and Restated Credit Agreement, the Company may repurchase, redeem or otherwise retire its equity securities in an amount not to exceed ten percent of our annual net income from the prior fiscal year. Further, the Company may issue up to $20 million in bonds through its subsidiary, of which not more than $10 million of such bonds may be secured by mortgage notes receivable, and provided that the terms and conditions of such bonds are approved by Webster, subject to its reasonable discretion. In addition, Assaf Ran, the Company’s Chief Executive Officer and President, provided a personal guaranty to the Webster Credit Line, which shall not exceed the sum of $500,000 plus any costs relating to the enforcement of the personal guaranty.

On July 2, 2021, the Company entered into a consent and amendment letter agreement, with respect to the Amended and Restated Credit Agreement, with the lenders and Assaf Ran, as guarantor, to amend the definition of “Change of Control” to provide that Mr. Ran would be required to own at least 20%, instead of 27%, of the equity interests of the Company, on a fully diluted basis.

On March 7, 2022, the Company entered into a waiver agreement, with respect to the Amended and Restated Credit Agreement, with the lenders and Mr. Ran, as guarantor, to provide the Company with a waiver of its covenant with respect to maintaining its fixed charge coverage ratio for the period ended December 31, 2021. In addition, the waiver agreement also provided an amount of $700,000 of distributions and/or dividends paid during the quarter ended December 31, 2021 shall be excluded from the calculation of fixed charge coverage ratio for the fiscal quarters ending March 31, 2022, June 30, 2022 and September 30, 2022.

On April 25, 2022, the Company entered into an amendment, with respect to the Amended and Restated Credit Agreement with the Lenders and Mr. Ran, as guarantor, to increase the limit on individual loans as well as the concentration of any mortgagor (together with guarantors and other related entities and affiliates), and also permit the Company to originate loans in the state of Florida in any county south of, and including, Palm Beach and Lee counties, in an amount up to $4.875 million.

On January 31, 2023, the Company entered into another amendment, effective as of January 2, 2023, with respect to the Amended and Restated Credit Agreement with the lenders and Mr. Ran, as guarantor, to (i) extend the maturity date of the credit line by three years to February 28, 2026; (ii) transition the applicable benchmark from LIBOR to Secured Overnight Financing Rate Data (“SOFR”) and adjust the applicable margin with respect to Base Rate Loans and SOFR Loans; (iii) update the required calculation with respect to the fixed charge coverage ratio covenant; (iv) further increase the limit on individual loans and the concentration of any mortgagor (together with guarantors and other related entities and affiliates); and (v) eliminate the requirement to pledge additional mortgage loans as collateral for the credit line. In addition, the terms of the personal guaranty provided by Mr. Ran were amended such that the potential sums owed under such guaranty will not exceed the sum of $1,000,000 plus any costs relating to the enforcement of the personal guaranty.

The costs to establish and amend the Webster Credit Line are being amortized over the term of the respective agreement, using the straight-line method. The amortization costs for the years ended December 31, 2022 and 2021 were $39,583 and $12,268, respectively.

The Company was in compliance with all covenants of the Webster Credit Line, as amended, as of December 31, 2022. At December 31, 2022, the outstanding amount under the Amended Credit Agreement was $24,994,234. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% Agency Fee, as of December 31, 2022, was approximately 8.39%.

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

MBC Funding may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the Noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium. No Notes were redeemed by MBC Funding as of December 31, 2022.

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

Our principal executive officers consist of Assaf Ran, who serves as our Chief Executive Officer and President, and Vanessa Kao, who serves as our Chief Financial Officer. As of December 31, 2022, each of Mr. Ran and Ms. Kao own an aggregate of $704,000 and $288,000 of our Notes, respectively.

7. Simple IRA Plan

On October 26, 2000, the board of directors approved a Simple IRA Plan (the “IRA Plan”) to attract and retain valuable executives. The IRA Plan allows for participation by up to 100 eligible employees of the Company. Under the IRA Plan, eligible employees may contribute a portion of their pre-tax yearly salary, up to the maximum contribution limit for Simple IRA Plans as set forth under the Internal Revenue Code of 1986, as amended, with the Company matching on a dollar-for-dollar basis up to 3% of the employees’ annual pre-tax compensation. These thresholds are subject to change under notice by the trustee for the IRA Plan. The Company is not responsible for any other costs under the IRA Plan. For the years ended December 31, 2022 and 2021, the Company contributed $18,985 and $15,123, respectively, as matching contributions to the IRA Plan.

8. Stock-Based Compensation

Stock based compensation expense recognized under ASC 718 of $13,065 for each of the years ended December 31, 2022 and 2021 reflects the amortization of the fair value of 1,000,000 restricted shares granted to the Company’s Chief Executive Officer on September 9, 2011 of $195,968, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value is being amortized over 15 years. At December 31, 2022, all 1,000,000 shares remain restricted, and the remaining unrecognized stock-based compensation amounted to $47,904.

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

At December 31, 2022, approximate future minimum lease payments, including mandatory fixed electricity charges, are as follows:

2023	$63,326
2024	61,526
2025	60,926
2026	60,926
2027	55,848
Total minimum lease payments	302,552
Less: amount representing interest	(29,067)
Present Value of Net Minimum Lease Payments	$273,485

At December 31, 2022, our operating lease had a weighted-average remaining lease term of 4.88 years, and the weighted-average discount rate used was 4.16%.

Rent expense, including fixed electricity charges and variable real estate taxes, in each of the years 2022 and 2021 was approximately $63,000.

Employment Agreements

In March 1999, the Company entered into an employment agreement with Mr. Ran, pursuant to which: (i) Mr. Ran’s employment term renews automatically on June 30th of each year for successive one-year periods unless either party gives to the other written notice at least 180 days prior to June 30th of its intention to terminate the agreement; (ii) Mr. Ran receives a current annual base salary of $350,000 and annual bonuses as determined by the Compensation Committee of the board of directors, in its sole and absolute discretion, and is eligible to participate in all executive benefit plans established and maintained by us; and (iii) Mr. Ran agreed to a one-year non-competition period following the termination of his employment.

In June 2022, the Compensation Committee approved an increase of Mr. Ran’s annual base salary from $305,000 to $350,000. In September 2021, Mr. Ran voluntarily agreed to forgo his base salary in an aggregate amount of $76,250 for the months of October, November and December 2021. Mr. Ran’s annual base compensation for the years 2022 and 2021 was $329,231 and $228,750, respectively.

