Form 10-Q
period 2023-03-31
MANHATTAN BRIDGE CAPITAL, INC
filed 2023-04-19
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to ______________________________

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

As of April 19, 2023, the registrant had a total of 11,488,945 common shares, $.001 par value per share, outstanding.

MANHATTAN BRIDGE CAPITAL, INC.
TABLE OF CONTENTS

Forward Looking Statements

This report contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the words “believe,” “expect,” “intend,” “estimate” and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial condition and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements”), including but not limited to the following: (i) our loan origination activities, revenues and profits are limited by available funds; (ii) we operate in a highly competitive market and competition may limit our ability to originate loans with favorable interest rates; (iii) our Chief Executive Officer is critical to our business and our future success may depend on our ability to retain him; (iv) if we overestimate the yields on our loans or incorrectly value the collateral securing the loan, we may experience losses; (v) we may be subject to “lender liability” claims; (vi) our due diligence may not uncover all of a borrower’s liabilities or other risks to its business; (vii) borrower concentration could lead to significant losses; (viii) we may choose to make distributions in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive; and (ix) an increase in interest rates may impact our profitability. The accompanying information contained in this report, including the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” identifies important factors that could cause such differences. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

All references in this Form 10-Q to “Company,” “we,” “us,” or “our” refer to Manhattan Bridge Capital, Inc. and its wholly-owned subsidiary, MBC Funding II Corp., unless the context otherwise indicates.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)	(audited)
Assets
Loans receivable	$71,950,185	$74,483,463
Interest receivable on loans	1,259,047	1,363,502
Cash	75,192	103,540
Other assets	98,948	59,566
Operating lease right-of-use asset, net	248,508	262,222
Deferred financing costs, net	37,130	7,708
Total assets	$73,669,010	$76,280,001

Liabilities and Stockholders’ Equity
Liabilities:
Line of credit	$22,580,277	$24,994,234
Senior secured notes (net of deferred financing costs of $228,384 and $247,155, respectively)	5,771,616	5,752,845
Deferred origination fees	650,856	669,128
Accounts payable and accrued expenses	261,825	289,868
Operating lease liability	260,455	273,485
Loan holdback	17,500	—
Dividends payable	1,293,181	1,436,868
Total liabilities	30,835,710	33,416,428

Commitments and contingencies
Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common shares - $.001 par value; 25,000,000 shares authorized; 11,757,058 issued; 11,494,945 outstanding	11,757	11,757
Additional paid-in capital	45,539,077	45,535,811
Treasury stock, at cost – 262,113 shares	(798,939)	(798,939)
Accumulated deficit	(1,918,595)	(1,885,056)
Total stockholders’ equity	42,833,300	42,863,573
Total liabilities and stockholders’ equity	$73,669,010	$76,280,001

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2023	2022

Interest income from loans	$1,953,821	$1,643,789
Origination fees	443,971	471,271
Total revenue	2,397,792	2,115,060

Operating costs and expenses:
Interest and amortization of deferred financing costs	646,263	331,853
Referral fees	291	1,361
General and administrative expenses	496,096	361,489
Total operating costs and expenses	1,142,650	694,703

Income from operations	1,255,142	1,420,357
Other income	4,500	4,500
Net income	$1,259,642	$1,424,857

Basic and diluted net income per common share outstanding:
—Basic	$0.11	$0.12
—Diluted	$0.11	$0.12

Weighted average number of common shares outstanding:
—Basic	11,494,945	11,494,945
—Diluted	11,494,945	11,494,945

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common Shares		Additional Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Cost	Deficit	Totals
Balance, January 1, 2023	11,757,058	$11,757	$45,535,811	262,113	$(798,939)	$(1,885,056)	$42,863,573
Non-cash compensation			3,266				3,266
Dividends declared and payable						(1,293,181)	(1,293,181)
Net income						1,259,642	1,259,642
Balance, March 31, 2023	11,757,058	$11,757	$45,539,077	262,113	$(798,939)	$(1,918,595)	$42,833,300

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Shares		Additional Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Cost	Deficit	Totals
Balance, January 1, 2022	11,757,058	$11,757	$45,522,746	262,113	$(798,939)	$(1,349,322)	$43,386,242
Non-cash compensation			3,266				3,266
Dividends declared and payable						(1,436,868)	(1,436,868)
Net income						1,424,857	1,424,857
Balance, March 31, 2022	11,757,058	$11,757	$45,526,012	262,113	$(798,939)	$(1,361,333)	$43,377,497

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$1,259,642	$1,424,857
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	27,540	24,015
Adjustment to operating lease right-of-use asset and liability	685	1,224
Depreciation	892	469
Non-cash compensation expense	3,266	3,266
Changes in operating assets and liabilities:
Interest receivable on loans	104,455	(73,474)
Other assets	(35,189)	(27,280)
Accounts payable and accrued expenses	(28,043)	(5,958)
Deferred origination fees	(18,272)	107,772
Net cash provided by operating activities	1,314,976	1,454,891

Cash flows from investing activities:
Issuance of short term loans	(13,734,803)	(18,295,339)
Collections received from loans	16,285,581	15,572,367
Purchase of fixed assets	(5,085)	—
Net cash provided by (used in) investing activities	2,545,693	(2,722,972)

Cash flows from financing activities:
(Repayment of) proceeds from line of credit, net	(2,413,957)	2,743,588
Dividend paid	(1,436,868)	(1,436,868)
Deferred financing costs incurred	(38,192)	(35,819)
Net cash (used in) provided by financing activities	(3,889,017)	1,270,901

Net (decrease) increase in cash	(28,348)	2,820
Cash, beginning of year	103,540	142,546
Cash, end of period	$75,192	$145,366

Supplemental Cash Flow Information:
Interest paid during the period	$636,990	$277,757
Operating leases paid during the period	$15,917	$15,881

Supplemental Information – Noncash Information:
Dividend declared and payable	$1,293,181	$1,436,868
Loan holdback relating to mortgage receivable	$17,500	$—

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

1. THE COMPANY

The accompanying unaudited consolidated financial statements of Manhattan Bridge Capital, Inc. (“MBC”), a New York corporation founded in 1989, and its consolidated subsidiary, MBC Funding II Corp. (“MBC Funding II”), a New York corporation formed in December 2015 (collectively referred to herein as the “Company”) have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2022 and the notes thereto included in the Company’s Annual Report on Form 10-K. Results of consolidated operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year.

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

At March 31, 2023, the Company was committed to $7,000,521 in construction loans that can be drawn by the borrowers when certain conditions are met.

At March 31, 2023, no entity had loans outstanding representing more than 10% of the total balance of the loans outstanding.

The Company generally grants loans for a term of one year. When a performing loan reaches its maturity and the borrower requests an extension, the Company may extend the term of the loan beyond one year. Prior to granting an extension of any loan, the Company reevaluates the underlying collateral.

Credit Risk

Credit risk profile based on loan activity as of March 31, 2023 and December 31, 2022:

Performing loans	Developers- Residential	Developers- Commercial	Developers- Mixed Use	Total outstanding loans
March 31, 2023	$58,921,185	$10,540,000	$2,489,000	$71,950,185
December 31, 2022	$62,264,463	$9,300,000	$2,919,000	$74,483,463

At March 31, 2023, the Company’s loans receivable consisted of loans in the amount of $43,456, $755,636, $2,665,250, $3,206,000 and $15,148,000, originally due in 2016, 2019, 2020, 2021 and 2022, respectively. The loans receivable also includes loans in the amount of $7,465,000 originally due in the first quarter of 2023.

Generally, borrowers are paying their interest, and the Company receives a fee in connection with the extension of the loans. In all instances the borrower has either signed an extension agreement or are in the process of signing the extension. Accordingly, at March 31, 2023, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof.

During February 2023, the Company determined to, and sold, one of its loans receivable to a third-party investor at its face value of $485,000. Assaf Ran, the Company’s President and Chief Executive Officer, participated in such acquisition in the amount of $152,000.

Subsequent to the balance sheet date, $3,575,000 of the loans receivable at March 31, 2023 were paid off, including $455,000 originally due in or before 2022.

4. LINE OF CREDIT

The Company executed an Amended and Restated Credit and Security Agreement (as amended on January 31, 2023, the “Amended and Restated Credit Agreement”), with Webster Business Credit Corporation (“Webster”), Flushing Bank (“Flushing”) and Mizrahi Tefahot Bank Ltd (“Mizrahi” and together with Webster and Flushing, the “Lenders”), which established the Company’s credit line (the “Webster Credit Line”). Currently, the Webster Credit Line provides the Company with a credit line of $32.5 million in the aggregate until February 28, 2026, secured by assignments of mortgages and other collateral. The interest rates relating to the Webster Credit Line equal (i) the Secured Overnight Financing Rate (“SOFR”) plus a premium, which rate aggregated approximately 8.4%, including a 0.5% agency fee, as of March 31, 2023, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.00% and a 0.5% agency fee, as chosen by the Company for each drawdown.

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

On January 31, 2023, the Company entered into another amendment, effective as of January 2, 2023, with respect to the Amended and Restated Credit Agreement with the Lenders and Mr. Ran, as guarantor, to (i) extend the maturity date of the credit line by three years to February 28, 2026; (ii) transition the applicable benchmark from LIBOR to SOFR and adjust the applicable margin with respect to Base Rate Loans and SOFR Loans; (iii) update the required calculation with respect to the fixed charge coverage ratio covenant; (iv) further increase the limit on individual loans and the concentration of any mortgagor (together with guarantors and other related entities and affiliates); and (v) eliminate the requirement to pledge additional mortgage loans as collateral for the credit line. In addition, the terms of the personal guaranty provided by Mr. Ran were amended such that the potential sums owed under such guaranty will not exceed the sum of $1,000,000 plus any costs relating to the enforcement of the personal guaranty.

The Company was in compliance with all covenants of the Webster Credit Line, as amended, as of March 31, 2023. At March 31, 2023, the outstanding amount under the Amended Credit Agreement was $22,580,277. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% agency fee, was approximately 8.4% as of March 31, 2023.

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

MBC Funding II may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the Noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium. No Notes were redeemed by MBC Funding II as of March 31, 2023.

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

Our principal executive officers consist of Assaf Ran, who serves as our Chief Executive Officer and President, and Vanessa Kao, who serves as our Chief Financial Officer. As of March 31, 2023, each of Mr. Ran and Ms. Kao own an aggregate of $704,000 and $288,000 of our Notes, respectively.

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

7. STOCK–BASED COMPENSATION

Stock-based compensation expense recognized under ASC 718, “Compensation-Stock Compensation,” for each of the three-month periods ended March 31, 2023 and 2022 of $3,266 represents the amortization of the fair value of 1,000,000 restricted shares granted to the Company’s Chief Executive Officer on September 9, 2011 of $195,968, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value is being amortized over 15 years. At March 31, 2023, all 1,000,000 shares remain restricted, and the remaining unrecognized stock-based compensation amounted to $44,637.

8. SUBSEQUENT EVENT

In accordance with the dividend declared by the Company’s Board of Directors on March 13, 2023, a cash dividend of $0.1125 per share in an aggregate amount of $1,293,181 were paid on April 17, 2023 to all shareholders of record on April 10, 2023.

On April 11, 2023, the Company’s Board of Directors authorized a share buy back program, pursuant to which the Company may, from time to time, purchase up to 100,000 of its common shares. This program does not obligate the Company to purchase any shares and expires on April 10, 2024. The authorization for the program is able to be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time. As of April 19, 2023, 6,000 common shares were purchased under the buy back program.

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

Our primary business objective is to grow our loan portfolio while protecting and preserving capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term through dividends. We intend to achieve this objective by continuing to selectively originate and fund loans secured by first mortgages on residential and commercial real estate held for investment located in the New York metropolitan area, including New Jersey and Connecticut, and in Florida, and to carefully manage and service our portfolio in a manner designed to generate attractive risk-adjusted returns across a variety of market conditions and economic cycles. We believe that current market dynamics, specifically the demand/supply imbalance for relatively small real estate loans, presents opportunities for us to selectively originate high-quality first mortgage loans and we believe that these market conditions should persist for a number of years. We have built our business on a foundation of intimate knowledge of the New York metropolitan area real estate market combined with a disciplined credit and due diligence culture that is designed to protect and preserve capital. We believe that our flexibility and ability to structure loans that address the needs of our borrowers without compromising our standards on credit risk, our expertise, our intimate knowledge of the New York metropolitan area real estate market and our focus on newly originated first mortgage loans, has defined our success until now and should enable us to continue to achieve our objectives.

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

For the three month periods ended March 31, 2023 and 2022, the total amounts of $13,734,803 and $18,295,339, respectively, have been lent, offset by collections received from borrowers under our commercial loans in the amounts of $16,285,581 and $15,572,367, respectively.

At March 31, 2023, we were committed to $7,000,521 in construction loans that can be drawn by our borrowers when certain conditions are met.

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

Results of Operations

Three months ended March 31, 2023 compared to three months ended March 31, 2022

Total revenue

Total revenues for the three months ended March 31, 2023 were approximately $2,398,000 compared to approximately $2,115,000 for the three months ended March 31, 2022, an increase of $283,000, or 13.4%. The increase in revenue was due to an increase in lending operations and higher interest rates charged on our commercial loans. For the three months ended March 31, 2023, approximately $1,954,000 of our revenue represents interest income on secured commercial loans that we offer to real estate investors, compared to approximately $1,644,000 for the same period in 2022, and approximately $444,000 and $471,000, respectively, represent origination fees on such loans. The loans are principally secured by collateral consisting of real estate and accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for the three months ended March 31, 2023 were approximately $646,000 compared to approximately $332,000 for the three months ended March 31, 2022, an increase of $314,000, or 94.6%. The increase is primarily attributable to the increase in interest expense due to higher LIBOR/SOFR rates relating to the use of the Webster Credit Line in order to support our ability to increase loan originations. (See Note 4 to the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q).

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2023 were approximately $496,000 compared to approximately $361,000 for the three months ended March 31, 2022, an increase of $135,000, or 37.4%. The increase is primarily attributable to a special bonus to officers in 2023 for extending the Webster Credit Line, and increases in payroll, marketing, travel and meals expenses, partially offset by a decrease in advertising expense.

Net income

Net income for the three months ended March 31, 2023 was approximately $1,260,000 compared to approximately $1,425,000 for the three months ended March 31, 2022, a decrease of $165,000, or 11.6%. This decrease is primarily attributable to the significant increase in interest expense and the special bonus to officers in 2023, partially offset by the increase in interest income.

Liquidity and Capital Resources

At March 31, 2023, we had cash of approximately $75,000, compared to cash of approximately $104,000 at December 31, 2022.

For the three months ended March 31, 2023, net cash provided by operating activities was approximately $1,315,000, compared to approximately $1,455,000 for the three months ended March 31, 2022. The decrease in net cash provided by operating activities primarily resulted from the decrease in net income, partially offset by a decrease in interest receivable on loans.

For the three months ended March 31, 2023, net cash provided by investing activities was approximately $2,546,000, compared to approximately $2,723,000 of net cash used in investing activities for the three months ended March 31, 2022. Net cash provided by investing activities for the three months ended March 31, 2023 mainly consisted of the collection of our commercial loans of approximately $16,286,000, offset by the issuance of commercial loans of approximately $13,735,000. Net cash used in investing activities for the three months ended March 31, 2022 consisted of the issuance of commercial loans of approximately $18,295,000, offset by the collection of our commercial loans of approximately $15,572,000.

For the three months ended March 31, 2023, net cash used in financing activities was approximately $3,889,000, compared to approximately $1,271,000 of net cash provided by financing activities for the three months ended March 31, 2022. Net cash used in financing activities for the three months ended March 31, 2023 reflects the repayment of the Webster Credit Line of approximately $2,414,000, a dividend payment of approximately $1,437,000 and deferred financing costs of approximately $38,000. Net cash provided by financing activities for the three months ended March 31, 2022 reflects the net proceeds from the Webster Credit Line of approximately $2,744,000, offset by a dividend payment of approximately $1,437,000 and deferred financing costs of approximately $36,000.

Our Amended and Restated Credit and Security Agreement with Webster, Flushing Bank and Mizrahi provides for the Webster Credit Line. Currently, the Webster Credit Line provides us with a credit line of $32.5 million in the aggregate until February 28, 2026, secured by assignments of mortgages and other collateral. The interest rates relating to the Webster Credit Line equal (i) SOFR plus a premium, which rate aggregated approximately 8.4%, including a 0.5% agency fee, as of March 31, 2023, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.00% and a 0.5% agency fee, as chosen by the Company for each drawdown.

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

On January 31, 2023, we entered into another amendment, effective as of January 2, 2023, with respect to the Amended and Restated Credit Agreement with the Lenders and Mr. Ran, as guarantor, to (i) extend the maturity date of the credit line by three years to February 28, 2026; (ii) transition the applicable benchmark from LIBOR to SOFR and adjust the applicable margin with respect to Base Rate Loans and SOFR Loans; (iii) update the required calculation with respect to the fixed charge coverage ratio covenant; (iv) further increase the limit on individual loans and the concentration of any mortgagor (together with guarantors and other related entities and affiliates); and (v) eliminate the requirement to pledge an additional mortgage loans as collateral for the credit line. In addition, the terms of the personal guaranty provided by Mr. Ran were amended such that the potential sums owed under such guaranty will not exceed the sum of $1,000,000 plus any costs relating to the enforcement of the personal guaranty.

We were in compliance with all covenants of the Webster Credit Line, as amended, as of March 31, 2023. At March 31, 2023, the outstanding amount under the Amended and Restated Credit Agreement was $22,580,277. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% agency fee, was approximately 8.4% as of March 31, 2023.

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

The Notes are secured by a first priority lien on all of MBC Funding II’s assets, including, primarily, mortgage notes, mortgages and other transaction documents entered into in connection with first mortgage loans originated and funded by us, which MBC Funding II acquired from MBC pursuant to an asset purchase agreement. MBC Funding II may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium. No Notes were redeemed by MBC Funding II as of March 31, 2023.

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

On April 11, 2023, our Board of Directors authorized a share buy back program, pursuant to which we may, from time to time, purchase up to 100,000 of our common shares. This program does not obligate the Company to purchase any shares and expires on April 10, 2024. The authorization for the program is able to be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time. As of April 19, 2023, 6,000 common shares were purchased under the buy back program.

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Manhattan Bridge Capital, Inc. (Registrant)

Date: April 19, 2023	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: April 19, 2023	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

