Form 10-Q
period 2023-06-30
MANHATTAN BRIDGE CAPITAL, INC
filed 2023-07-20
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________________ to ____________________________________

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

As of July 20, 2023, the Issuer had a total of 11,461,585 common shares, $.001 par value per share, outstanding.

MANHATTAN BRIDGE CAPITAL, INC.

Forward Looking Statements

This report contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the words “believe,” “expect,” “intend,” “estimate” and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial condition and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements”), including but not limited to the following: (i) our loan origination activities, revenues and profits are limited by available funds; (ii) we operate in a highly competitive market and competition may limit our ability to originate loans with favorable interest rates; (iii) our Chief Executive Officer is critical to our business and our future success may depend on our ability to retain him; (iv) if we overestimate the yields on our loans or incorrectly value the collateral securing the loan, we may experience losses; (v) we may be subject to “lender liability” claims; (vi) our due diligence may not uncover all of a borrower’s liabilities or other risks to its business; (vii) borrower concentration could lead to significant losses; (viii) we may choose to make distributions in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive; (ix) our ability to recover funds, relating to a single foreclosure action, either through the title insurer or through a foreclosure of the property on which we hold a mortgage; and (x) an increase in interest rates may impact our profitability. The accompanying information contained in this report, including the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” identifies important factors that could cause such differences. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

All references in this Form 10-Q to “Company,” “we,” “us,” or “our” refer to Manhattan Bridge Capital, Inc. and its wholly-owned subsidiary, MBC Funding II Corp., unless the context otherwise indicates.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(unaudited)	(audited)
Assets
Loans receivable	$69,811,335	$74,483,463
Interest receivable on loans	1,274,288	1,363,502
Cash	248,874	103,540
Other assets	134,819	59,566
Operating lease right-of-use asset, net	234,793	262,222
Deferred financing costs, net	33,948	7,708
Total assets	$71,738,057	$76,280,001

Liabilities and Stockholders’ Equity
Liabilities:
Line of credit	$20,670,721	$24,994,234
Senior secured notes (net of deferred financing costs of $209,614 and $247,155, respectively)	5,790,386	5,752,845
Deferred origination fees	686,981	669,128
Accounts payable and accrued expenses	231,736	289,868
Operating lease liability	247,287	273,485
Loan holdback	17,500	—
Dividends payable	1,289,428	1,436,868
Total liabilities	28,934,039	33,416,428

Commitments and contingencies
Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common shares - $.001 par value; 25,000,000 shares authorized; 11,757,058 issued; 11,461,585 and 11,494,945 outstanding, respectively	11,757	11,757
Additional paid-in capital	45,542,343	45,535,811
Treasury stock, at cost – 295,473 and 262,113 shares, respectively	(963,745)	(798,939)
Accumulated deficit	(1,786,337)	(1,885,056)
Total stockholders’ equity	42,804,018	42,863,573

Total liabilities and stockholders’ equity	$71,738,057	$76,280,001

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Interest income from loans	$1,942,527	$1,612,308	$3,896,349	$3,256,097
Origination fees	456,835	504,455	900,806	975,726
Total revenue	2,399,362	2,116,763	4,797,155	4,231,823

Operating costs and expenses:
Interest and amortization of deferred financing costs	595,427	376,383	1,241,690	708,236
Referral fees	1,000	1,958	1,292	3,320
General and administrative expenses	400,979	386,238	897,075	747,726
Total operating costs and expenses	997,406	764,579	2,140,057	1,459,282
Income from operations	1,401,956	1,352,184	2,657,098	2,772,541
Other income	20,380	4,500	24,880	9,000
Income before income tax expense	1,422,336	1,356,684	2,681,978	2,781,541
Income tax expense	(650)	(650)	(650)	(650)
Net income	$1,421,686	$1,356,034	$2,681,328	$2,780,891

Basic and diluted net income per common share outstanding:
—Basic	$0.12	$0.12	$0.23	$0.24
—Diluted	$0.12	$0.12	$0.23	$0.24

Weighted average number of common shares outstanding:
—Basic	11,475,406	11,494,945	11,485,116	11,494,945
—Diluted	11,475,406	11,494,945	11,485,116	11,494,945

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2023

	Common Shares		Additional Paid	Treasury Stock		Accumulated
	Shares	Amount	in Capital	Shares	Cost	Deficit	Totals
Balance, April 1, 2023	11,757,058	$11,757	$45,539,077	262,113	$(798,939)	$(1,918,595)	$42,833,300
Purchase of treasury shares				33,360	(164,806)		(164,806)
Non - cash compensation			3,266				3,266
Dividends declared and payable						(1,289,428)	(1,289,428)
Net income						1,421,686	1,421,686
Balance, June 30, 2023	11,757,058	$11,757	$45,542,343	295,473	$(963,745)	$(1,786,337)	$42,804,018

FOR THE THREE MONTHS ENDED JUNE 30, 2022

	Common Shares		Additional Paid	Treasury Stock		Accumulated
	Shares	Amount	in Capital	Shares	Cost	Deficit	Totals
Balance, April 1, 2022	11,757,058	$11,757	$45,526,012	262,113	$(798,939)	$(1,361,333)	$43,377,497
Non - cash compensation			3,266				3,266
Dividends declared and payable						(1,436,868)	(1,436,868)
Net income						1,356,034	1,356,034
Balance, June 30, 2022	11,757,058	$11,757	$45,529,278	262,113	$(798,939)	$(1,442,167)	$43,299,929

FOR THE SIX MONTHS ENDED JUNE 30, 2023

	Common Shares		Additional Paid in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Cost	Deficit	Totals
Balance, January 1, 2023	11,757,058	$11,757	$45,535,811	262,113	$(798,939)	$(1,885,056)	$42,863,573
Purchase of treasury shares				33,360	(164,806)		(164,806)
Non - cash compensation			6,532				6,532
Dividends paid						(1,293,181)	(1,293,181)
Dividends declared and payable						(1,289,428)	(1,289,428)
Net income						2,681,328	2,681,328
Balance, June 30, 2023	11,757,058	$11,757	$45,542,343	295,473	$(963,745)	$(1,786,337)	$42,804,018

FOR THE SIX MONTHS ENDED JUNE 30, 2022

	Common Shares		Additional Paid	Treasury Stock		Accumulated
	Shares	Amount	in Capital	Shares	Cost	Deficit	Totals
Balance, January 1, 2022	11,757,058	$11,757	$45,522,746	262,113	$(798,939)	$(1,349,322)	$43,386,242
Non - cash compensation			6,532				6,532
Dividends paid						(1,436,868)	(1,436,868)
Dividends declared and payable						(1,436,868)	(1,436,868)
Net income						2,780,891	2,780,891
Balance, June 30, 2022	11,757,058	$11,757	$45,529,278	262,113	$(798,939)	$(1,442,167)	$43,299,929

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$2,681,328	$2,780,891
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	49,494	53,999
Adjustment to operating lease right-of-use asset and liability	1,230	2,316
Depreciation	1,946	972
Non-cash compensation expense	6,532	6,532
Changes in operating assets and liabilities:
Interest receivable on loans	89,214	(96,889)
Other assets	(72,115)	(63,871)
Accounts payable and accrued expenses	(58,132)	31,151
Deferred origination fees	17,853	132,166
Net cash provided by operating activities	2,717,350	2,847,267

Cash flows from investing activities:
Issuance of short term loans	(28,122,249)	(37,953,007)
Collections received from loans	32,811,877	34,364,708
Purchase of fixed assets	(5,085)	(1,893)
Net cash provided by (used in) investing activities	4,684,543	(3,590,192)

Cash flows from financing activities:
(Repayment of) proceeds from line of credit, net	(4,323,513)	3,627,556
Dividends paid	(2,730,049)	(2,873,736)
Purchase of treasury shares	(164,806)	—
Deferred financing costs incurred	(38,191)	(35,819)
Net cash (used in) provided by financing activities	(7,256,559)	718,001

Net increase (decrease) in cash	145,334	(24,924)
Cash, beginning of year	103,540	142,546
Cash, end of period	$248,874	$117,622

Supplemental Cash Flow Information:
Taxes paid during the period	$650	$650
Interest paid during the period	$1,215,297	$608,902
Operating leases paid during the period	$31,863	$31,786

Supplemental Information – Noncash Information:
Dividend declared and payable	$1,289,428	$1,436,868
Loan holdback relating to mortgage receivable	$17,500	$—

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

At June 30, 2023, the Company was committed to $8,388,975 in construction loans that can be drawn by the borrowers when certain conditions are met.

At June 30, 2023, no entity had loans outstanding representing more than 10% of the total balance of the loans outstanding.

The Company generally grants loans for a term of one year. When a performing loan reaches its maturity and the borrower requests an extension, the Company may extend the term of the loan beyond one year. Prior to granting an extension of any loan, the Company reevaluates the underlying collateral.

Credit Risk

Credit risk profile based on loan activity as of June 30, 2023 and December 31, 2022:

Performing loans	Developers-Residential	Developers-Commercial	Developers-Mixed Use	Total outstanding loans
June 30, 2023	$58,112,335	$10,230,000	$1,469,000	$69,811,335
December 31, 2022	$62,264,463	$9,300,000	$2,919,000	$74,483,463

At June 30, 2023, the Company’s loans receivable consisted of loans in the amount of $40,160, $755,636, $2,635,250, $2,356,000 and $12,435,000, originally due in 2016, 2019, 2020, 2021 and 2022, respectively. The loans receivable also includes loans in the amount of $15,429,000 originally due in the first six months of 2023.

Generally, borrowers are paying their interest, and the Company receives a fee in connection with the extension of the loans. In all instances, except as described below, the borrower has either signed an extension agreement or are in the process of signing the extension. Accordingly, at June 30, 2023, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof.

During February 2023, the Company determined to, and sold, one of its loans receivable to a third-party investor at its face value of $485,000. Assaf Ran, the Company’s President and Chief Executive Officer, participated in such acquisition in the amount of $152,000. In addition, in June 2023, the Company filed a foreclosure lawsuit relating to one property, as a result of a deed transfer from the borrower to a buyer without the Company’s consent. In that instance, the buyer of a property on which the Company had a valid mortgage suffered a data breach which resulted in the failure of the buyer to remit the funds needed for the loan payoff. As a result, the Company filed the foreclosure lawsuit to assist the buyer in making a claim with its title insurer. The loan is currently performing and the mortgage is valid. The Company expects to retrieve the payoff funds either from the buyer’s title insurance or through foreclosing on the property.

Subsequent to the balance sheet date, $2,187,000 of the loans receivable at June 30, 2023 were paid off, including $152,000 originally due in or before 2022.

4. LINE OF CREDIT

The Company executed an Amended and Restated Credit and Security Agreement (as amended on January 31, 2023, the “Amended and Restated Credit Agreement”), with Webster Business Credit Corporation (“Webster”), Flushing Bank (“Flushing”) and Mizrahi Tefahot Bank Ltd (“Mizrahi” and together with Webster and Flushing, the “Lenders”), which established the Company’s credit line (the “Webster Credit Line”). Currently, the Webster Credit Line provides the Company with a credit line of $32.5 million in the aggregate until February 28, 2026, secured by assignments of mortgages and other collateral. The interest rates relating to the Webster Credit Line equal (i) the Secured Overnight Financing Rate (“SOFR”) plus a premium, which rate aggregated approximately 8.7%, including a 0.5% agency fee, as of June 30, 2023, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.00% and a 0.5% agency fee, as chosen by the Company for each drawdown.

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

The Company was in compliance with all covenants of the Webster Credit Line, as amended, as of June 30, 2023. At June 30, 2023, the outstanding amount under the Amended Credit Agreement was $20,670,721. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% agency fee, was approximately 8.7% as of June 30, 2023.

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

MBC Funding II may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the Noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium. No Notes were redeemed by MBC Funding II as of June 30, 2023.

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

Our principal executive officers consist of Assaf Ran, who serves as our Chief Executive Officer and President, and Vanessa Kao, who serves as our Chief Financial Officer. As of June 30, 2023, each of Mr. Ran and Ms. Kao own an aggregate of $704,000 and $288,000 of our Notes, respectively.

6. STOCKHOLDERS’ EQUITY

On April 11, 2023, the Company’s Board of Directors authorized a share buy back program, pursuant to which the Company may, from time to time, purchase up to 100,000 of its common shares. This program does not obligate the Company to purchase any shares and expires on April 10, 2024. The authorization for the program is able to be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time. As of June 30, 2023, the Company has purchased an aggregate of 33,360 common shares under this repurchase program, at an aggregate cost of approximately $165,000.

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

8. STOCK – BASED COMPENSATION

Stock based compensation expense recognized under ASC 718, “Compensation – Stock Compensation,” for each of the three-month periods ended June 30, 2023 and 2022 of $3,266, and for each of the six month periods ended June 30, 2023 and 2022 of $6,532 represent the amortization of the fair value of 1,000,000 restricted shares granted to the Company’s Chief Executive Officer on September 9, 2011 of $195,968, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value is being amortized over 15 years. At June 30, 2023, all 1,000,000 shares remain restricted, and the remaining unrecognized stock based compensation amounted to $41,371.

9. SUBSEQUENT EVENT

In accordance with the dividend declared by the Company’s Board of Directors on April 17, 2023, a cash dividend of $0.1125 per share in an aggregate amount of $1,289,428 was paid on July 17, 2023 to all shareholders of record on July 10, 2023.

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

Since commencing our business in 2007, except as set forth below, we have never foreclosed on a property, although sometimes we have renewed or extended the term of a loan to enable the borrower to avoid premature sale or refinancing of the property. When we renew or extend a loan, we generally receive additional “points” and other fees. In June 2023, we filed a foreclosure lawsuit relating to one property, as a result of a deed transfer from the borrower to a buyer without our consent. In that instance, the buyer of a property on which we had a valid mortgage suffered a data breach which resulted in the failure of the buyer to remit the funds needed for the loan payoff. As a result, we filed the foreclosure lawsuit to assist the buyer in making a claim with its title insurer. The loan is currently performing and the mortgage is valid. We expect to retrieve the payoff funds either from the buyer’s title insurance or through foreclosing on the property.

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

For the six month period ended June 30, 2023 and 2022, the total amounts of $28,122,249 and $37,953,007, respectively, have been lent, offset by collections received from borrowers, under our commercial loans of $32,811,877 and $34,364,708, respectively.

At June 30, 2023, we were committed to $8,388,975 in construction loans that can be drawn by the borrowers when certain conditions are met.

To date, except as discussed above, none of the loans previously made have been non-collectable, although no assurances can be given that existing or future loans may not prove to be non-collectible or foreclosed in the future.

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

Results of Operations

Three months ended June 30, 2023 compared to three months ended June 30, 2022

Total revenue

Total revenues for the three months ended June 30, 2023 were approximately $2,399,000 compared to approximately $2,117,000 for the three months ended June 30, 2022, an increase of $282,000, or 13.3%. The increase in revenue was due to higher interest rates charged on our commercial loans. For the three months ended June 30, 2023 and 2022, approximately $1,943,000 and $1,612,000, respectively, of our revenues were attributable to interest income on secured commercial loans that we offer to real estate investors, and approximately $457,000 and $504,000, respectively, of our revenues were attributable to origination fees on such loans. The loans are principally secured by collateral consisting of real estate and accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for the three months ended June 30, 2023 were approximately $595,000 compared to approximately $376,000 for the three months ended June 30, 2022, an increase of $219,000, or 58.2%. The increase is primarily attributable to the increase in interest expense due to higher SOFR rates relating to the use of the Webster Credit Line in order to support our ability to increase loan originations. (See Note 4 to the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q).

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2023 were approximately $401,000 compared to approximately $386,000 for the three months ended June 30, 2022, an increase of $15,000, or 3.9%. The increase is primarily attributable to increases in marketing, travel and meals expenses, partially offset by a decrease in advertising expense.

Net income

Net income for the three months ended June 30, 2023 was approximately $1,422,000 compared to approximately $1,356,000 for the three months ended June 30, 2022, an increase of $66,000, or 4.9%. This increase is primarily attributable to the increase in interest income, partially offset by the increase in interest expense.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

Total revenue

Total revenues for the six months ended June 30, 2023 were approximately $4,797,000 compared to approximately $4,232,000 for the six months ended June 30, 2022, an increase of $565,000, or 13.4%. The increase in revenue was due to higher interest rates charged on our commercial loans. For the six months ended June 30, 2023 and 2022, revenues of approximately $3,896,000 and $3,256,000, respectively, were attributable to interest income on secured commercial loans that we offer to real estate investors, and approximately $901,000 and $976,000, respectively, were attributable to origination fees on such loans. The loans are principally secured by collateral consisting of real estate and accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for the six months ended June 30, 2023 were approximately $1,242,000 compared to approximately $708,000 for the six months ended June 30, 2022, an increase of $534,000, or 75.4%. The increase is primarily attributable to the increase in interest expense due to higher SOFR rates relating to the use of the Webster Credit Line in order to support our ability to increase loan originations. (See Note 4 to the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q).

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2023 were approximately $897,000 compared to approximately $748,000 for the six months ended June 30, 2022, an increase of $149,000, or 19.9%. The increase is primarily attributable to a special bonus to officers in 2023 for extending the Webster Credit Line, and increases in payroll, marketing, insurance, board compensation, travel and meals expenses, partially offset by a decrease in advertising expense.

Net income

Net income for the six months ended June 30, 2023 was approximately $2,681,000 compared to approximately $2,781,000 for the six months ended June 30, 2022, a decrease of $100,000, or 3.6%. This decrease is primarily attributable to the increase in interest expense and a special bonus to officers in 2023, partially offset by the increases in interest income.

Liquidity and Capital Resources

At June 30, 2023, we had cash of approximately $249,000, compared to approximately $104,000 at December 31, 2022.

For the six months ended June 30, 2023, net cash provided by operating activities was approximately $2,717,000, compared to approximately $2,847,000 for the six months ended June 30, 2022. The decrease in net cash provided by operating activities primarily resulted from the decreases in net income and in accounts payable and accrued expenses, partially offset by the decrease in interest receivable on loans.

For the six months ended June 30, 2023, net cash provided by investing activities was approximately $4,685,000, compared to approximately $3,590,000 of net cash used in investing activities for the six months ended June 30, 2022. Net cash provided by investing activities for the six months ended June 30, 2023 mainly consisted of the collection of our commercial loans of approximately $32,812,000, offset by the issuance of commercial loans of approximately $28,122,000. Net cash used in investing activities for the six months ended June 30, 2022 mainly consisted of the issuance of commercial loans of approximately $37,953,000, offset by the collection of our commercial loans of approximately $34,365,000.

For the six months ended June 30, 2023, net cash used in financing activities was approximately $7,257,000, compared to approximately $718,000 of net cash provided by financing activities for the six months ended June 30, 2022. Net cash used in financing activities for the six months ended June 30, 2023 reflects the repayment of the Webster Credit Line of approximately $4,324,000, dividend payments of approximately $2,730,000, repurchase of treasury shares of approximately $165,000 and deferred financing costs of approximately $38,000. Net cash provided by financing activities for the six months ended June 30, 2022 reflects the net proceeds from the Webster Credit Line of approximately $3,628,000, offset by dividend payments of approximately $2,874,000 and deferred financing costs of approximately $36,000.

Our Amended and Restated Credit and Security Agreement with Webster, Flushing Bank and Mizrahi provides for the Webster Credit Line. Currently, the Webster Credit Line provides us with a credit line of $32.5 million in the aggregate until February 28, 2026, secured by assignments of mortgages and other collateral. The interest rates relating to the Webster Credit Line equal (i) SOFR plus a premium, which rate aggregated approximately 8.7%, including a 0.5% agency fee, as of June 30, 2023, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.00% and a 0.5% agency fee, as chosen by the Company for each drawdown.

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

We were in compliance with all covenants of the Webster Credit Line, as amended, as of June 30, 2023. At June 30, 2023, the outstanding amount under the Amended and Restated Credit Agreement was $20,670,721. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% agency fee, was approximately 8.7% as of June 30, 2023.

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

The Notes are secured by a first priority lien on all of MBC Funding II’s assets, including, primarily, mortgage notes, mortgages and other transaction documents entered into in connection with first mortgage loans originated and funded by us, which MBC Funding II acquired from MBC pursuant to an asset purchase agreement. MBC Funding II may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium. No Notes were redeemed by MBC Funding II as of June 30, 2023.

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

On April 11, 2023, our Board of Directors authorized a share buy back program, pursuant to which we may, from time to time, purchase up to 100,000 of our common shares. This program does not obligate the Company to purchase any shares and expires on April 10, 2024. The authorization for the program is able to be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time. As of June 30, 2023, we have purchased an aggregate of 33,360 common shares under this repurchase program, at an aggregate cost of approximately $165,000.

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 11, 2023, our Board of Directors authorized a share buy back program, pursuant to which we may, from time to time, purchase up to 100,000 of our common shares. This program does not obligate us to purchase any shares and expires on April 10, 2024. The authorization for the program is able to be terminated, increased or decreased by our Board of Directors in its discretion at any time.

As set forth in the table below, during the quarter ended June 30, 2023, we repurchased 33,360 of our common shares under the stock buy-back program at an aggregate cost of $164,806.

ISSUER PURCHASES OF EQUITY SECURITIES
			(c)	(d)
			Total Number	Maximum Number
			of Shares (or	(or Approximate
			Units)	Dollar Value) of
	(a)	(b)	Purchased as	Shares (or Units)
	Total Number	Average	Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
	(or Units)	per Share	Plans or	the Plans or
Period	Purchased	(or Unit)	Programs	Programs
April 1-30, 2023	8,000	$5.03	8,000	92,000
May 1-31, 2023	22,060	$4.93	22,060	69,940
June 1-30, 2023	3,300	$4.78	3,300	66,640
Total	33,360	$4.94	33,360	66,640

Item 6. EXHIBITS

Exhibit No.	Description
31.1	Chief Executive Officer Certification under Rule 13a-14
31.2	Chief Financial Officer Certification under Rule 13a-14
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350
101.INS	XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Schema Document
101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
*	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Manhattan Bridge Capital, Inc. (Registrant)

Date: July 20, 2023	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: July 20, 2023	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

