Form 10-Q
period 2023-09-30
MANHATTAN BRIDGE CAPITAL, INC
filed 2023-10-24
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________________ to _____________________________________

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

As of October 24, 2023, the Issuer had a total of 11,449,585 common shares, $.001 par value per share, outstanding.

MANHATTAN BRIDGE CAPITAL, INC.

Forward Looking Statements

This report contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the words “believe,” “expect,” “intend,” “estimate” and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial condition and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements”), including but not limited to the following: (i) our loan origination activities, revenues and profits are limited by available funds; (ii) we operate in a highly competitive market and competition may limit our ability to originate loans with favorable interest rates; (iii) our Chief Executive Officer is critical to our business and our future success may depend on our ability to retain him; (iv) if we overestimate the yields on our loans or incorrectly value the collateral securing the loan, we may experience losses; (v) we may be subject to “lender liability” claims; (vi) our due diligence may not uncover all of a borrower’s liabilities or other risks to its business; (vii) borrower concentration could lead to significant losses; (viii) we may choose to make distributions in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive; (ix) our ability to recover additional amounts relating to a single foreclosure action; and (x) an increase in interest rates may impact our profitability. The accompanying information contained in this report, including the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” identifies important factors that could cause such differences. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

All references in this Form 10-Q to “Company,” “we,” “us,” or “our” refer to Manhattan Bridge Capital, Inc. and its wholly-owned subsidiary, MBC Funding II Corp., unless the context otherwise indicates.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(unaudited)	(audited)
Assets
Loans receivable	$70,781,039	$74,483,463
Interest receivable on loans	1,349,374	1,363,502
Cash	133,147	103,540
Other assets	100,030	59,566
Operating lease right-of-use asset, net	221,079	262,222
Deferred financing costs, net	30,765	7,708
Total assets	$72,615,434	$76,280,001

Liabilities and Stockholders’ Equity
Liabilities:
Line of credit	$21,433,094	$24,994,234
Senior secured notes (net of deferred financing costs of $190,842 and $247,155, respectively)	5,809,158	5,752,845
Deferred origination fees	670,295	669,128
Accounts payable and accrued expenses	236,186	289,868
Operating lease liability	233,978	273,485
Dividends payable	1,288,753	1,436,868
Total liabilities	29,671,464	33,416,428

Commitments and contingencies
Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common shares - $.001 par value; 25,000,000 shares authorized; 11,757,058 issued; 11,457,085 and 11,494,945 outstanding, respectively	11,757	11,757
Additional paid-in capital	45,545,609	45,535,811
Treasury stock, at cost – 299,973 and 262,113 shares, respectively	(984,630)	(798,939)
Accumulated deficit	(1,628,766)	(1,885,056)
Total stockholders’ equity	42,943,970	42,863,573

Total liabilities and stockholders’ equity	$72,615,434	$76,280,001

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income from loans	$1,992,495	$1,677,670	$5,888,843	$4,933,767
Origination fees	441,271	429,350	1,342,077	1,405,076
Total revenue	2,433,766	2,107,020	7,230,920	6,338,843

Operating costs and expenses:
Interest and amortization of deferred financing costs	614,389	496,718	1,856,079	1,204,954
Referral fees	361	625	1,652	3,945
General and administrative expenses	377,192	377,436	1,274,267	1,125,162
Total operating costs and expenses	991,942	874,779	3,131,998	2,334,061
Income from operations	1,441,824	1,232,241	4,098,922	4,004,782
Other income	4,500	4,500	29,380	13,500
Income before income tax expense	1,446,324	1,236,741	4,128,302	4,018,282
Income tax expense	—	—	(650)	(650)
Net income	$1,446,324	$1,236,741	$4,127,652	$4,017,632

Basic and diluted net income per common share outstanding:
—Basic	$0.13	$0.11	$0.36	$0.35
—Diluted	$0.13	$0.11	$0.36	$0.35

Weighted average number of common shares outstanding
—Basic	11,461,052	11,494,945	11,477,133	11,494,945
—Diluted	11,461,052	11,494,945	11,477,133	11,494,945

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

	Common Shares		Additional Paid	Treasury Shares		Accumulated
	Shares	Amount	in Capital	Shares	Cost	Deficit	Totals
Balance, July 1, 2023	11,757,058	$11,757	$45,542,343	295,473	$(963,745)	$(1,786,337)	$42,804,018
Purchase of treasury shares				4,500	(20,885)		(20,885)
Non-cash compensation			3,266				3,266
Dividends declared and payable						(1,288,753)	(1,288,753)
Net income						1,446,324	1,446,324
Balance, September 30, 2023	11,757,058	$11,757	$45,545,609	299,973	$(984,630)	$(1,628,766)	$42,943,970

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022

	Common Shares		Additional Paid	Treasury Shares		Accumulated
	Shares	Amount	in Capital	Shares	Cost	Deficit	Totals
Balance, July 1, 2022	11,757,058	$11,757	$45,529,278	262,113	$(798,939)	$(1,442,167)	$43,299,929
Non-cash compensation			3,266				3,266
Dividends declared and payable						(1,436,868)	(1,436,868)
Net income						1,236,741	1,236,741
Balance, September 30, 2022	11,757,058	$11,757	$45,532,544	262,113	$(798,939)	$(1,642,294)	$43,103,068

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

	Common Shares		Additional Paid	Treasury Shares		Accumulated
	Shares	Amount	in Capital	Shares	Cost	Deficit	Totals
Balance, January 1, 2023	11,757,058	$11,757	$45,535,811	262,113	$(798,939)	$(1,885,056)	$42,863,573
Purchase of treasury shares				37,860	(185,691)		(185,691)
Non-cash compensation			9,798				9,798
Dividends paid						(2,582,609)	(2,582,609)
Dividends declared and payable						(1,288,753)	(1,288,753)
Net income						4,127,652	4,127,652
Balance, September 30, 2023	11,757,058	$11,757	$45,545,609	299,973	$(984,630)	$(1,628,766)	$42,943,970

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Shares		Additional Paid	Treasury Shares		Accumulated
	Shares	Amount	in Capital	Shares	Cost	Deficit	Totals
Balance, January 1, 2022	11,757,058	$11,757	$45,522,746	262,113	$(798,939)	$(1,349,322)	$43,386,242
Non-cash compensation			9,798				9,798
Dividends paid						(2,873,736)	(2,873,736)
Dividends declared and payable						(1,436,868)	(1,436,868)
Net income						4,017,632	4,017,632
Balance, September 30, 2022	11,757,058	$11,757	$45,532,544	262,113	$(798,939)	$(1,642,294)	$43,103,068

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$4,127,652	$4,017,632
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	71,449	83,401
Adjustment to operating lease right-of-use asset and liability	1,636	3,274
Depreciation	3,001	1,598
Non-cash compensation expense	9,798	9,798
Changes in operating assets and liabilities:
Interest receivable on loans	14,128	(176,746)
Other assets	(38,381)	(29,164)
Accounts payable and accrued expenses	(53,682)	47,890
Deferred origination fees	1,167	61,645
Net cash provided by operating activities	4,136,768	4,019,328

Cash flows from investing activities:
Issuance of short term loans	(40,810,565)	(49,241,679)
Collections received from loans	44,512,989	42,255,461
Purchase of fixed assets	(5,085)	(1,893)
Net cash provided by (used in) investing activities	3,697,339	(6,988,111)

Cash flows from financing activities:
(Repayment of) proceeds from line of credit, net	(3,561,140)	7,715,637
Dividends paid	(4,019,478)	(4,310,604)
Purchase of treasury shares	(185,691)	—
Deferred financing costs incurred	(38,191)	(35,819)
Net cash (used in) provided by financing activities	(7,804,500)	3,369,214

Net increase in cash and restricted cash*	29,607	400,431
Cash and restricted cash*, beginning of year	103,540	142,546
Cash and restricted cash*, end of period	$133,147	$542,977

Supplemental Cash Flow Information:
Taxes paid during the period	$650	$650
Interest paid during the period	$1,797,254	$1,036,338
Operating leases paid during the period	$47,822	$47,703

Supplemental Information – Noncash Information:
Dividend declared and payable	$1,288,753	$1,436,868

*	At September 30, 2022, cash and restricted cash included $433,269 of restricted cash.

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023

(unaudited)

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

At September 30, 2023, the Company was committed to $9,663,901 in construction loans that can be drawn by the borrowers when certain conditions are met.

At September 30, 2023, no entity had loans outstanding representing more than 10% of the total balance of the loans outstanding.

The Company generally grants loans for a term of one year. When a performing loan reaches its maturity and the borrower requests an extension, the Company may extend the term of the loan beyond one year. Prior to granting an extension of any loan, the Company reevaluates the underlying collateral.

Credit Risk

Credit risk profile based on loan activity as of September 30, 2023 and December 31, 2022:

Performing loans	Developers- Residential	Developers- Commercial	Developers- Mixed Use	Total outstanding loans
September 30, 2023	$60,397,039	$8,915,000	$1,469,000	$70,781,039
December 31, 2022	$62,264,463	$9,300,000	$2,919,000	$74,483,463

At September 30, 2023, the Company’s loans receivable consisted of loans in the amount of $36,790, $760,433, $2,660,250, $2,204,000 and $10,965,000, originally due or committed to lend to borrowers in 2016, 2019, 2020, 2021 and 2022, respectively. The loans receivable also includes loans in the amount of $15,803,000 originally due in the first nine months of 2023.

Generally, borrowers are paying their interest, and the Company receives a fee in connection with the extension of the loans. In all instances, except as described below, the borrower has either signed an extension agreement or are in the process of signing the extension. Accordingly, at September 30, 2023, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof.

During February 2023, the Company determined to, and sold, one of its loans receivable to a third-party investor at its face value of $485,000. Assaf Ran, the Company’s President and Chief Executive Officer, participated in such acquisition in the amount of $152,000. In addition, in June 2023, the Company filed a foreclosure lawsuit relating to one property, as a result of a deed transfer from the borrower to a buyer without the Company’s consent. In that instance, the buyer of a property on which the Company had a valid mortgage suffered a data breach which resulted in the failure of the buyer to remit the funds needed for the loan payoff. As a result, the Company filed the foreclosure lawsuit to assist the buyer in making a claim with its title insurer. On October 18, 2023, the Company received the payoff amount for the property, originally owed as of March 24, 2023. The Company is working to recover additional amounts incurred subsequent to the original payoff date, which includes additional interest, costs and legal fees.

Subsequent to the balance sheet date, $2,560,000 of the loans receivable at September 30, 2023 were paid off, including $2,150,000 originally due in or before 2022.

4. LINE OF CREDIT

The Company executed an Amended and Restated Credit and Security Agreement (as amended on January 31, 2023, the “Amended and Restated Credit Agreement”), with Webster Business Credit Corporation (“Webster”), Flushing Bank (“Flushing”) and Mizrahi Tefahot Bank Ltd (“Mizrahi” and together with Webster and Flushing, the “Lenders”), which established the Company’s credit line (the “Webster Credit Line”). Currently, the Webster Credit Line provides the Company with a credit line of $32.5 million in the aggregate until February 28, 2026, secured by assignments of mortgages and other collateral. The interest rates relating to the Webster Credit Line equal (i) the Secured Overnight Financing Rate (“SOFR”) plus a premium, which rate aggregated approximately 8.9%, including a 0.5% agency fee, as of September 30, 2023, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.00% and a 0.5% agency fee, as chosen by the Company for each drawdown.

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

The Company was in compliance with all covenants of the Webster Credit Line, as amended, as of September 30, 2023. At September 30, 2023, the outstanding amount under the Amended Credit Agreement was $21,433,094. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% agency fee, was approximately 8.9% as of September 30, 2023.

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

MBC Funding II may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the Noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium. No Notes were redeemed by MBC Funding II as of September 30, 2023.

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

Our principal executive officers consist of Assaf Ran, who serves as our Chief Executive Officer and President, and Vanessa Kao, who serves as our Chief Financial Officer. As of September 30, 2023, each of Mr. Ran and Ms. Kao own an aggregate of $704,000 and $288,000, respectively, of our Notes.

6. STOCKHOLDERS’ EQUITY

The Company adopted a share buy back program on April 11, 2023, for the repurchase of up to 100,000 of the Company’s common shares in the next twelve months. As of September 30, 2023, the Company has purchased an aggregate of 37,860 common shares under this repurchase program, at an aggregate cost of approximately $186,000.

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

8. STOCK–BASED COMPENSATION

Stock based compensation expense recognized under ASC 718, “Compensation – Stock Compensation,” for each of the three-month periods ended September 30, 2023 and 2022 of $3,266, and for each of the nine month periods ended September 30, 2023 and 2022 of $9,798 represent the amortization of the fair value of 1,000,000 restricted shares granted to the Company’s Chief Executive Officer on September 9, 2011 of $195,968, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value is being amortized over 15 years. At September 30, 2023, all 1,000,000 shares remain restricted, and the remaining unrecognized stock based compensation amounted to $38,105.

9. SUBSEQUENT EVENT

In accordance with the dividend declared by the Company’s Board of Directors on July 27, 2023, a cash dividend of $0.1125 per share in an aggregate amount of $1,288,753 was paid on October 16, 2023 to all shareholders of record on October 10, 2023.

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

The properties securing the loans are generally classified as residential or commercial real estate and, typically, are not income producing. Each loan is secured by a first mortgage lien on real estate. In addition, each loan is personally guaranteed by the principal(s) of the borrower, which guarantee may be collaterally secured by a pledge of the guarantor’s interest in the borrower. The face amount of the loans we originated in the past seven years ranged from $40,000 to a maximum of $3.3 million. Our lending policy limits the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $3.5 million. Our loans typically have a maximum initial term of 12 months and bear interest at a fixed rate of 9% to 13% per year. In addition, we usually receive origination fees or “points” ranging from 0% to 2% of the original principal amount of the loan as well as other fees relating to underwriting and funding the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser) and in the case of construction financing, it is typically up to 80% of construction costs.

Since commencing our business in 2007, except as set forth below, we have never foreclosed on a property, although sometimes we have renewed or extended the term of a loan to enable the borrower to avoid premature sale or refinancing of the property. When we renew or extend a loan, we generally receive additional “points” and other fees. In June 2023, we filed a foreclosure lawsuit relating to one property, as a result of a deed transfer from the borrower to a buyer without our consent. In that instance, the buyer of a property on which we had a valid mortgage suffered a data breach which resulted in the failure of the buyer to remit the funds needed for the loan payoff. As a result, we filed the foreclosure lawsuit to assist the buyer in making a claim with its title insurer. On October 18, 2023, we received the payoff amount for the property, originally owed as of March 24, 2023. We are working to recover additional amounts incurred subsequent to the original payoff date, which includes additional interest, costs and legal fees.

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

For the nine month period ended September 30, 2023 and 2022, the total amounts of $40,810,565 and $49,241,679, respectively, have been lent, offset by collections received from borrowers, under our commercial loans of $44,512,989 and $42,255,461, respectively.

At September 30, 2023, we were committed to $9,663,901 in construction loans that can be drawn by the borrowers when certain conditions are met.

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

Results of Operations

Three months ended September 30, 2023 compared to three months ended September 30, 2022

Revenue

Total revenues for the three months ended September 30, 2023 were approximately $2,434,000 compared to approximately $2,107,000 for the three months ended September 30, 2022, an increase of $327,000 or 15.5%. The increase in revenue was due to higher interest rates charged on our commercial loans. For the three months ended September 30, 2023 and 2022, approximately $1,992,000 and $1,678,000, respectively, of our revenues were attributable to interest income on secured commercial loans that we offer to real estate investors, and approximately $441,000 and $429,000, respectively, of our revenues were attributable to origination fees on such loans. The loans are principally secured by collateral consisting of real estate and accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for the three months ended September 30, 2023 were approximately $614,000 compared to approximately $497,000 for the three months ended September 30, 2022, an increase of $117,000, or 23.5%. The increase is primarily attributable to the increase in interest expense due to higher interest rates relating to the use of the Webster Credit Line. (See Note 4 to the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q).

General and administrative expenses

General and administrative expenses for each of the three months ended September 30, 2023 and 2022 were approximately $377,000.

Net income

Net income for the three months ended September 30, 2023 was approximately $1,446,000 compared to approximately $1,237,000 for the three months September 30, 2022, an increase of $209,000, or 16.9%. This increase is primarily attributable to the increase in interest income from loans, partially offset by the increase in interest expense.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

Revenue

Total revenues for the nine months ended September 30, 2023 were approximately $7,231,000 compared to approximately $6,339,000 for the nine months ended September 30, 2022, an increase of $892,000, or 14.1%. The increase in revenue was due to higher interest rates charged on our commercial loans. For the nine months ended September 30, 2023 and 2022, revenues of approximately $5,889,000 and $4,934,000, respectively, were attributable to interest income on the secured commercial loans that we offer to real estate investors, and approximately $1,342,000 and $1,405,000, respectively, of our revenues were attributable to origination fees on such loans. The loans are principally secured by collateral consisting of real estate and accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for the nine months ended September 30, 2023 were approximately $1,856,000 compared to approximately $1,205,000 for the nine months ended September 30, 2022, an increase of $651,000, or 54.0%. The increase is primarily attributable to the increase in interest expense due to higher interest rates relating to the use of the Webster Credit Line. (See Note 4 to the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q).

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2023 were approximately $1,274,000 compared to approximately $1,125,000 for the nine months ended September 30, 2022, an increase of $149,000, or 13.2%. The increase is primarily attributable to a special bonus to officers in 2023 for extending the Webster Credit Line, and increases in marketing, insurance, travel and meals expenses, partially offset by a decrease in advertising expense.

Net income

Net income for the nine months ended September 30, 2023 was approximately $4,128,000 compared to approximately $4,018,000 for the nine months ended September 30, 2022, an increase of $110,000, or 2.7%. This increase is primarily attributable to the increase in interest income from loans, partially offset by the increase in interest expense.

Liquidity and Capital Resources

At September 30, 2023, we had cash of approximately $133,000, compared to approximately $104,000 at December 31, 2022.

For the nine months ended September 30, 2023, net cash provided by operating activities was approximately $4,137,000, compared to approximately $4,019,000 for the nine months ended September 30, 2022. The increase in net cash provided by operating activities primarily resulted from the increase in net income and the decrease in interest receivable on loans, partially offset by the decrease in accounts payable and accrued expenses and deferred revenue.

For the nine months ended September 30, 2023, net cash provided by investing activities was approximately $3,697,000, compared to approximately $6,988,000 net cash used in investing activities for the nine months ended September 30, 2022. Net cash provided by investing activities for the nine months ended September 30, 2023 mainly consisted of the collection of our commercial loans of approximately $44,513,000, offset by the issuance of commercial loans of approximately $40,811,000. During the period ended September 30, 2022, net cash used in investing activities mainly consisted of the issuance of commercial loans of approximately $49,242,000, offset by the collection of our commercial loans of approximately $42,255,000.

For the nine months ended September 30, 2023, net cash used in financing activities was approximately $7,805,000, compared to approximately $3,369,000 net cash provided by financing activities for the nine months ended September 30, 2022. Net cash used in financing activities for the nine months ended September 30, 2023 reflects the repayment of the Webster Credit Line of approximately $3,561,000, dividend payments of approximately $4,019,000, purchase of treasury shares of approximately $186,000 and deferred financing costs of approximately $38,000. Net cash provided by financing activities for the nine months ended September 30, 2022 reflects the net proceeds from the Webster Credit Line of approximately $7,716,000, offset by dividend payments of approximately $4,311,000 and deferred financing costs of approximately $36,000.

Our Amended and Restated Credit and Security Agreement with Webster, Flushing Bank and Mizrahi provides for the Webster Credit Line. Currently, the Webster Credit Line provides us with a credit line of $32.5 million in the aggregate until February 28, 2026, secured by assignments of mortgages and other collateral. The interest rates relating to the Webster Credit Line equal (i) SOFR plus a premium, which rate aggregated approximately 8.9%, including a 0.5% agency fee, as of September 30, 2023, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.00% and a 0.5% agency fee, as chosen by the Company for each drawdown.

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

We were in compliance with all covenants of the Webster Credit Line, as amended, as of September 30, 2023. At September 30, 2023, the outstanding amount under the Amended and Restated Credit Agreement was $21,433,094. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% agency fee, was approximately 8.9% as of September 30, 2023.

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

The Notes are secured by a first priority lien on all of MBC Funding II’s assets, including, primarily, mortgage notes, mortgages and other transaction documents entered into in connection with first mortgage loans originated and funded by us, which MBC Funding II acquired from MBC pursuant to an asset purchase agreement. MBC Funding II may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium. No Notes were redeemed by MBC Funding II as of September 30, 2023.

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

On April 11, 2023, our Board of Directors authorized a share buy back program, pursuant to which we may, from time to time, purchase up to 100,000 of our common shares. This program does not obligate the Company to purchase any shares and expires on April 10, 2024. The authorization for the program is able to be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time. As of September 30, 2023, we have purchased an aggregate of 37,860 common shares under this repurchase program, at an aggregate cost of approximately $186,000.

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As set forth in the table below, during the quarter ended September 30, 2023, we repurchased 4,500 of our common shares under the share buy back program at an aggregate cost of $20,885.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2023	0	$—	0	66,640
August 1-31, 2023	2	$4.63	2	66,638
September 1-30, 2023	4,498	$4.64	4,498	62,140
Total	4,500	$4.64	4,500	62,140

Item 6. EXHIBITS

Exhibit No.	Description
31.1	Chief Executive Officer Certification under Rule 13a-14
31.2	Chief Financial Officer Certification under Rule 13a-14
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350
101.INS	XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Schema Document
101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Manhattan Bridge Capital, Inc. (Registrant)

Date: October 24, 2023	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: October 24, 2023	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

