Form 10-K
period 2023-12-31
MANHATTAN BRIDGE CAPITAL, INC
filed 2024-03-11
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of these error correction are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s voting and non-voting common shares held by non-affiliates of the Registrant on June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, computed by reference to the closing price for a common share on the Nasdaq Capital Market on such date, was approximately $43,706,144. (For this computation, the Registrant has excluded the market value of all common shares reported as beneficially owned by executive officers and directors of the Registrant and certain other shareholders; such an exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the Registrant.)

As of March 11, 2024, the registrant has a total of 11,438,651 common shares outstanding.

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

The properties securing the loans are generally classified as residential or commercial real estate and, typically, are not income producing. Each loan is secured by a first mortgage lien on real estate. In addition, each loan is personally guaranteed by the principal(s) of the borrower, which guarantee may be collaterally secured by a pledge of the guarantor’s interest in the borrower. The face amount of the loans we originated in the past seven years ranged from $40,000 to a maximum of $3.3 million. Our lending policy limits the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $3.5 million. Our loans typically have a maximum initial term of 12 months and bear interest at a fixed rate of 9% to 13.5% per year. In addition, we usually receive origination fees or “points” ranging from 0% to 2% of the original principal amount of the loan as well as other fees relating to underwriting and funding the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser) and in the case of construction financing, it is typically up to 80% of construction costs.

Since commencing our business in 2007, except as set forth below, we have never foreclosed on a property, although sometimes we have renewed or extended the term of a loan to enable the borrower to avoid premature sale or refinancing of the property. When we renew or extend a loan, we generally receive additional “points” and other fees. In June 2023, we filed a foreclosure lawsuit relating to one property, as a result of a deed transfer from the borrower to a buyer without our consent. In that instance, the buyer of the property on which we had a valid mortgage suffered a data breach which resulted in the failure of the buyer to remit the funds needed for the loan payoff. In October 2023, we received the entire payoff amount for the loan receivable, including all unpaid fees, to rectify the situation.

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

Our Competitive Strengths

We believe our competitive strengths include:

●	Experienced management team. Our management team has successfully originated and serviced a portfolio of real estate mortgage loans generating attractive annual returns under varying economic and real estate market conditions. We expect that the experience of our management team will provide us with the ability to effectively deploy our capital in a manner that we believe will provide for attractive risk-adjusted returns but with a focus on capital preservation and protection.

●	Long-standing relationships. A significant portion of our business comes from repeat customers with whom we have long-standing relationships. These customers are also a referral source for new borrowers. As long as these customers remain active real estate investors, they provide us with an advantage in securing new business and help us maintain a pipeline to attractive new opportunities that may not be available to many of our competitors or to the general market.

●	Knowledge of the market. Our intimate knowledge of the real estate markets in the geographic areas in which we operate enhances our ability to identify attractive opportunities and helps distinguish us from many of our competitors.

●	Disciplined lending. We seek to maximize our risk-adjusted returns, and preserve and protect capital, through our disciplined and credit-based approach. We utilize rigorous underwriting and loan closing procedures that include numerous checks and balances to evaluate the risks and merits of each potential transaction. We seek to protect and preserve capital by carefully evaluating the conditions of various properties, property locations, and the creditworthiness of the guarantors.

●	Vertically-integrated loan origination platform. We manage and control the loan process from origination through closing with our own personnel and independent legal counsel and appraisers, with whom we have long relationships, who together constitute a highly experienced team in credit evaluation, underwriting and loan structuring. We also believe that our procedures and experience allow us to quickly and efficiently execute opportunities we deem desirable.

●	Structuring flexibility. As a relatively small, non-bank real estate lender, we can move quickly and have much more flexibility than traditional lenders to structure loans to suit the needs of our clients. Our ability to customize financing structures to meet borrowers’ needs is one of our key business strengths.

●	No legacy issues. Unlike many of our competitors, we are not burdened by distressed legacy real estate assets. We do not have a legacy portfolio of lower-return or problem loans that could potentially dilute the attractive returns we believe are available in the current liquidity-challenged environment and/or distract and monopolize our management team’s time and attention. We do not have any adverse credit exposure to, and we do not anticipate that our performance will be negatively impacted by, previously purchased assets.

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

Most of our loans are funded in full at the closing. However, our loan portfolio includes a number of construction loans, which are only partially funded at closing. At December 31, 2023 and 2022, our unfunded commitment was approximately $7.98 million and $8.58 million, respectively. Advances under construction loans are funded against requests supported by all required documentation as and when needed to pay contractors and other costs of construction. In the case of construction loans, the borrower will either deliver multiple notes or one global note for the entire commitment. In either case, interest only accrues on the funded portion of the loan.

In general, our strategy is to service and manage the loans we originate until they are paid. However, there have been a few instances where we have either used loans as collateral, or sold participating interests in loans. At December 31, 2023, most of our loans are secured by properties located around the New York metropolitan area. Most of the properties we finance are residential, although on occasion they are classified as commercial. However, in all instances the properties are held only for investment by the borrowers. Most of these properties do not generate any cash flow.

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

Interest rate - Most of the loans in our portfolio have a fixed rate of typically 9% to 13.5%.

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

Our loan portfolio

The following table highlights certain information regarding our real estate lending activities for the periods indicated:

	Year Ended December 31,
($ in thousands)	2023	2022
Loans originated	$56,301	$60,916
Loans repaid	$57,736	$52,147
Mortgage lending revenues	$9,796	$8,571
Mortgage lending expenses	$2,528	$1,827
Number of loans outstanding	120	122
Principal amount of loans earning interest	$73,048	$74,483
Average outstanding loan balance	$609	$611
Percent of loans secured by New York metropolitan area properties, including in New Jersey and Connecticut (1)	97.50%	95.90%
Weighted average contractual interest rate	11.49%	10.44%
Weighted average term to maturity (in months) (2)	6.77	6.23

(1)	Calculated based on the number of loans.
(2)	Without giving effect to extension options.

At December 31, 2023 and 2022, no single loan, borrower or group of affiliated borrowers accounted for more than 10% of our loan portfolio.

The following table sets forth information regarding the types of properties securing our mortgage loans outstanding at December 31, 2023 and 2022, and the interest earned, on the active loans, in each category (dollars in thousands):

	2023			2022
	Number of Loans	Interest Earned	Percentage	Number of Loans	Interest Earned	Percentage
Residential	111	$4,504	84%	108	$3,940	80%
Commercial	6	768	14%	8	721	15%
Mixed Use	3	90	2%	6	240	5%
Total	120	$5,362	100%	122	$4,901	100%

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

Credit line. Currently, we have a credit line with Webster, Flushing, and Mizrahi pursuant to which we are eligible to borrow up to $32.5 million against assignments of mortgages and other collateral (the “Webster Credit Line”), as described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Liquidity and Capital Resources” below. As of December 31, 2023, the interest rates under the Webster Credit Line equaled (i) the Secured Overnight Financing Rate (“SOFR”) plus a premium, which rate aggregated 8.96%, including a 0.5% agency fee, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.00% plus a 0.5% agency fee, as chosen by the Company for each drawdown. (See Note 5 to the financial statements included elsewhere in this Report.) As of December 31, 2023 and March 4, 2024, $25,152,338 and $25,568,012, respectively, was outstanding under the Webster Credit Line. The following table shows our capitalization, including our financing arrangements, and our loan portfolio as of December 31, 2023:

Capitalization ($ in thousands):
Debt:
Line of credit	$25,152
Senior secured notes (net of deferred financing costs of $172)	5,828
Total debt	30,980
Other liabilities	2,522
Capital (equity)	42,933
Total sources of capital	$76,435

Assets:
Loans	$73,048
Other assets	3,387
Total assets	$76,435

Competition

The real estate finance market around the New York metropolitan area is highly competitive. We face competition for lending and investment opportunities from a variety of institutional lenders and investors and many other market participants, including specialty finance companies, mortgage/other REITs, commercial banks and thrift institutions, investment banks, insurance companies, hedge funds and other financial institutions as well as private equity funds, family offices and high net worth individuals. Many of these competitors enjoy competitive advantages over us, including greater name recognition, established lending relationships with customers, financial resources, and access to capital. However, we have seen less competition and less liquidity in the real estate market due to the interest rate increases in recent years. We also believe that we benefit from our low equity-to-debt ratio in the current market condition.

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

Employees

As of December 31, 2023, we employed five employees. In addition, during 2023 we used outside lawyers and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions. Outside appraisers were used to assist management in evaluating the worth of collateral, when deemed necessary by management. We also used construction inspectors as well as mortgage brokers and deal initiators.

Regulation

Our operations are subject, in certain instances, to supervision and regulation by state and federal governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions. In addition, we may rely on exemptions from various requirements of the Securities Act of 1933, as amended (the “Securities Act”), the Exchange Act, the Investment Company Act and ERISA. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties who we do not control.

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

We rely on the exception set forth in Section 3(c)(5)(C) of the Investment Company Act which excludes from the definition of investment company “[a]ny person who is not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates, and who is primarily engaged in one or more of the following businesses... (C) purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exception generally requires that at least 55% of an entity’s assets be comprised of mortgages and other liens on and interests in real estate, also known as “qualifying interests,” and at least another 25% of the entity’s assets must be comprised of real estate-type interests reduced by any amount of qualifying interests that the entity holds in excess of the 55% minimum limit (with no more than 20% of the entity’s assets comprised of miscellaneous assets). At the present time, we qualify for the exception under this section and our current intention is to continue to focus on originating short-term loans secured by first mortgages on real property. However, if, in the future, we do acquire non-real estate assets without the acquisition of substantial real estate assets, we may be deemed to be an “investment company” and be required to register as such under the Investment Company Act, which could have a material adverse effect on us.

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

Summary of Risk Factors

Our business is subject to a number of risks, including risks that may adversely affect our business, financial condition and results of operations. These risks are discussed more fully below and include, but are not limited to, risks related to:

Risks Relating to Our Business

●	our loan origination activities, revenues and profits are limited by available funds;

●	the competitive real estate lending market and competition;

●	our investment, leverage and financing strategies;

●	the broad authority of our management team in making lending decisions and their importance to our business;

●	the impact of potential security breaches;

Risks Related to Our Portfolio

●	the impact of interest rates on our borrowing and business and the requirement to meet covenants contained in our credit line facility;

●	the impact of overestimating loan yields or the value of collateral and interest rate fluctuations;

●	market conditions for mortgages and mortgage-related assets;

●	extension of existing loans;

●	potential lender liability claims;

●	the impact of the timing of prepayment of loans;

●	the liquidity of our loan portfolio;

●	the geographic concentration of our loan portfolio;

●	our exposure to economic slowdowns or recessions;

●	our ability to foreclose as promptly as may be necessary;

●	potential liability relating to environmental matters;

●	loan defaults;

●	casualty events occurring on properties securing our loans;

●	borrower concentration;

Risks Related to Financing Transactions

●	complying with covenants in our existing credit line;

●	our use of leverage;

Risks Related to REIT Status and Investment Company Act Exemption

●	potential challenges by the Internal Revenue Service (the “IRS”);

●	compliance with REIT requirements, including REIT distribution requirements;

●	potential tax liabilities and our reliance on tax and legal advice on our REIT status;

●	the impact of our distributions and the tax impact of our dividend payments;

●	the impact of the liquidation of our assets;

●	the ownership restrictions set forth in our restated certificate of incorporation;

●	our ability to generate sufficient cash flow to make distributions;

●	the impact of being deemed an investment company under the Investment Company Act;

Risks Related to Our Common Shares

●	the potential for our largest shareholder’s interests not aligning with those of our other shareholders;

Risks Related to Our Organization and Structure

●	the impact of certain provisions of New York law;

●	our capital structure may prevent a change in control and the limited rights of shareholders to take action against our officers and directors;

Risks Related to the Notes issued by MBC Funding II

●	our shareholders and noteholders may not have aligned interests;

●	the restrictive covenants in the indenture (the “Indenture”), dated April 25, 2016, among MBC Funding, as Issuer, the Company, as Guarantor, and Worldwide Stock Transfer LLC, as Indenture Trustee (the “Indenture Trustee”) relating to the notes issued to certain noteholders (the Noteholders”);

●	the potential lack of protection against certain events that may impact the obligations under the Notes;

●	our inherent conflict of interest with MBC Funding II;

●	the potential lack of ability of the Indenture Trustee and Noteholders to enforce their rights;

●	the impact of bankruptcy on us or MBC Funding II;

General Risk Factors

●	access to financing;

●	the limited trading and volatility in our common stock;

●	future events that may impact the price of our common stock; and

●	future offerings may adversely affect the market and our stockholders.

Risks Related to Our Business

Our loan origination activities, revenues and profits are limited by available funds. If we do not increase our working capital, we will not be able to grow our business.

As a real estate finance company, our revenue and net income is limited to interest received or accrued on our loan portfolio. Our ability to originate real estate loans is limited by the funds at our disposal. As of March 4, 2024, we had approximately $6.9 million of borrowing availability under the Webster Credit Line. We intend to use the proceeds from the repayment of loans outstanding and the additional borrowing capacity under the Webster Credit Line to originate real estate loans. Nevertheless, if demand for our mortgage loans increases, we cannot assure you that we will be able to capitalize on this demand given the limited funds available to us to originate loans.

We operate in a highly competitive market and competition may limit our ability to originate loans with favorable interest rates.

We operate in a highly competitive market, and we believe these conditions will persist for the foreseeable future as the financial services industry continues to consolidate, producing larger, better capitalized and more geographically diverse companies with broad product and service offerings. Thus, our profitability depends, in large part, on our ability to compete effectively. Our competition includes mortgage/other REITs, specialty finance companies, savings and loan associations, banks, mortgage banks, insurance companies, mutual funds, pension funds, private equity funds, hedge funds, institutional investors, investment banking firms, non-bank financial institutions, governmental bodies, family offices and high net worth individuals. We may also compete with companies that partner with and/or receive financing from the U.S. Government. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. In addition, larger and more established competitors may enjoy significant competitive advantages, including enhanced operating efficiencies, more extensive referral networks, greater and more favorable access to investment capital and more desirable lending opportunities. Several of these competitors, including mortgage REITs, have recently raised or are expected to raise, significant amounts of capital, which enables them to make larger loans or a greater number of loans. Some competitors may also have a lower cost of funds and access to funding sources that may not be available to us, such as funding from various governmental agencies or under various governmental programs for which we are not eligible. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of possible loan transactions or to offer more favorable financing terms than we would. Finally, as a REIT and because we operate in a manner so as to be exempt from the requirements of the Investment Company Act, we may face further restrictions to which some of our competitors may not be subject. As a result, we may find that the pool of potential borrowers available to us is limited. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.

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

We have, and expect that we will continue to have a significant amount of indebtedness. As of December 31, 2023, we had approximately $31.0 million of debt outstanding, consisting of the amounts outstanding under the Webster Credit Line and the balance of senior secured notes. As of March 4, 2024, another $6.9 million was available under the recently amended Webster Credit Line. This level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of the indebtedness. Our indebtedness could have other important consequences to you and significantly impact our business. For example, it could:

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

We are constantly exploring new and advanced security protection measures to prevent future cybersecurity incidents. These steps may include working with a cybersecurity consultant as well as potential additional measures. We continually assess cybersecurity threats and make investments to increase internal protection, detection, and response capabilities to address this risk. To date, we have not experienced any material impact to the business or operations resulting from information or cybersecurity attacks, including the incident mentioned above; however, because of the frequently changing attack techniques, along with the increased volume and sophistication of the attacks, there is the potential for us to be adversely impacted. In addition, any cybersecurity breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. In addition, such cybersecurity breach could impact our borrowers if sensitive borrower information is compromised. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers or damage our reputation, which could materially and adversely affect us. This impact could result in reputational, competitive, operational or other business harm as well as financial costs and regulatory action. See Item 1C. “Cybersecurity”, for additional information.

Risks Related to Our Portfolio

Interest rate fluctuations could reduce our ability to generate income and may cause losses.

Our primary interest rate exposures relate to the yield on our loan portfolio and the financing cost of our debt. In that regard, we have observed a steady increase in interest rates on our debt which, if rates continue to remain high, may have an impact on our income, as well as may impact the rate of our dividends. Our operating results depend, in part, on differences between the interest income generated by our loan portfolio net of credit losses and our financing costs. Thus, changes in interest rates will affect our revenue and net income in one or more of the following ways:

●	an increase or continued high level in the SOFR rate impacts our cost of borrowing under the Webster Credit Line;
●	our operating expenses may increase;
●	our ability to originate loans may be adversely impacted;
●	to the extent we use our credit line or other forms of debt financing to originate loans, our borrowing costs would rise, reducing the “spread” between our cost of funds and the yield on our outstanding mortgage loans, which tend to be fixed rate obligations;
●	a rise in, or high level of, interest rates may discourage potential borrowers from refinancing existing loans or defer plans to renovate or improve their properties;
●	a drop in interest rates may reduce our revenues by requiring us to reduce the interest rates we charge potential borrowers;
●	borrower default rates may increase;
●	property values may be negatively impacted, making our existing loans riskier and new loans that we originate smaller; and
●	rising or continued high interest rates could also result in reduced turnover of properties which may reduce the demand for new mortgage loans.

Rising or continued high interest rates may reduce our profitability and may cause losses.

Our borrowings under the Webster Credit Line are currently subject to SOFR. In addition, in the future we may enter into financing arrangements that may be determined by reference to floating rates, such as SOFR or a Treasury index, and the amount of the cost of borrowing may depend on the level and movement of interest rates. The U.S. Federal Reserve has raised interest rates significantly since March 2022. The continued increases in, and current high level of, interest rates have adversely impact our interest costs. We have experienced a slowdown in the deployment of capital and lower demand for new loans. We have increased the interest rates charged on our commercial loans in order to offset our increased interest costs. In addition, most of our loans contain an adjustable interest rate clause allowing us to charge no less than the prime rate plus 3% on the outstanding loans. We also believe that we benefit from our low equity-to-debt ratio in the current market condition. However, in the event of additional increases in, or sustained high levels of, interest rates, our borrowing costs would increase further or remain elevated which would adversely affect our results of operations and financial condition and may negatively impact our distributions to shareholders.

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

Under our current business model, we have one asset class — mortgage loans that we originate, service and manage — and we have no current plans to diversify. Moreover, most of our collateral is located in a limited geographic area. At December 31, 2023, most of our outstanding loans are secured by properties located in the New York metropolitan area. A lack of geographical diversification makes our mortgage portfolio more sensitive to local and regional economic conditions. A significant decline around the New York metropolitan area economy could result in a greater risk of default compared with the default rate for loans secured by properties in other geographic locations. This could result in a reduction of our revenues and provision for loan loss allowances, which might not be as acute if our loan portfolio were more geographically diverse. Therefore, our loan portfolio is subject to greater risk than other real estate finance companies that have a more diversified asset base and broader geographic footprint. To the extent that our portfolio is concentrated in one region and/or one type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our assets within a short time period, which may reduce our net income and the value of our securities and accordingly reduce our ability to make distributions to our shareholders.

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

Our loans are typically not funded with interest reserves and our borrowers may be unable to pay the interest accruing on the loans when due, which could have a material adverse impact on our financial condition.

Our loans are typically not funded with an interest reserve. Thus, we rely on the borrowers to make interest payments as and when due from other sources of cash. Given the fact that most of the properties securing our loans are not income producing or even cash producing and most of the borrowers are entities with no assets other than the single property that is the subject of the loan, some of our borrowers have considerable difficulty servicing our loans and the risk of a non-payment or default is considerable. We depend on the borrower’s ability to refinance the loan at maturity or sell the property for repayment. If the borrower is unable to repay the loan, together with all the accrued interest, at maturity, our operating results and cash flows would be materially and adversely affected. Foreclosure of a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. In addition, in the event of the bankruptcy of the borrower, we may not have full recourse to the assets of the borrower, or the assets of the borrower or the guarantor may not be sufficient to satisfy the debt.

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

In order to maintain our qualification for taxation as a REIT, we must continually satisfy tests concerning among other things, the composition of our assets, our sources of income, the amounts we distribute to our shareholders and the ownership of our capital stock. Specifically, we must ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities of any issuer (excluding those of our taxable REIT subsidiaries and our qualified REIT subsidiaries) cannot include more than 10% of the outstanding voting securities of such issuer, more than 10% of the total value of the outstanding securities of such issuer or exceed more than 5% of the value of our assets. If we fail to comply with these requirements, we must dispose of the portion of our assets in excess of such amounts within 30 days after the end of the calendar quarter in order to maintain our qualification for taxation as a REIT and to avoid suffering other adverse tax consequences. In such event, we may be forced to sell non-qualifying assets at less than their fair market value. In addition, we may also be required to make distributions to shareholders at times when we do not have funds readily available for distribution or are otherwise not optional for us. Accordingly, compliance with REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Our failure to remain qualified for taxation as a REIT would subject us to U.S. federal income tax and applicable state and local taxes, which would reduce the amount of cash available for distribution to our shareholders.

We intend to continue to operate in a manner that will enable us to continue to remain qualified for taxation as a REIT as long as we believe it is in the best interests of our shareholders. While we believe that we qualified for taxation as a REIT for the taxable year ended December 31, 2023, we have not requested and do not intend to request a ruling from the IRS that we so qualified in 2023 or that we will qualify in future years. The U.S. federal income tax laws and the Treasury Regulations promulgated thereunder governing REITs are complex. In addition, judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited. To qualify for taxation as a REIT, we must meet, on an ongoing basis, various tests regarding the nature of our assets and our income, the ownership of our outstanding shares, and the amount of our distributions. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset test requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Thus, while we intend to operate so that we will continue to qualify for taxation as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. These considerations also might restrict the types of assets that we can acquire in the future.

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

Dividends paid by REITs are not generally eligible for reduced rates applicable to “qualified” dividends paid by other corporations but are taxed at the same rate as ordinary income. However, for tax years beginning before 2026, REIT dividends paid to noncorporate U.S. shareholders that meet specified holding requirement are generally taxed at an effective tax rate lower than applicable ordinary income tax rates due to the availability of a deduction under the Code for specified forms of income from passthrough entities. More favorable rates will nevertheless continue to apply to regular corporate “qualified” dividends, which may cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends. This could have an adverse impact on the market price of our common shares.

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

In order for us to qualify for taxation as a REIT, not more than 50% in value of our outstanding common shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year, and at least 100 persons must beneficially own our stock during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. To help ensure that we meet the tests, our restated certificate of incorporation restricts the acquisition and ownership of our capital stock. The ownership limitation is fixed at 4.0% of our outstanding shares of capital stock, by value or number of shares, whichever is more restrictive. Assaf Ran, our Chief Executive Officer and founder, is exempt from this restriction. As of December 31, 2023, Mr. Ran owns 22.8% of our outstanding common shares. In addition, our board of directors may grant such an exemption to such limitations in its sole discretion, subject to such conditions, representations and undertakings as it may determine. These ownership limits could delay or prevent a transaction or a change in control of our company that might involve a premium price for shares of our common shares or otherwise be in the best interest of our shareholders.

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

As of December 31, 2023, Assaf Ran, our Chief Executive Officer, beneficially owned 22.8% of our outstanding shares. Thus, Mr. Ran currently has and will continue to exercise significant control over all corporate actions. This concentration of ownership could have an adverse impact on the market price of our common shares.

There is limited trading in our common shares, which could make it difficult for you to sell your common shares.

Our common shares are listed on The Nasdaq Capital Market. Average daily trading volume in our common shares was approximately 26,000 and 22,000 shares in 2022 and in 2023, respectively. The lack of liquidity may make it more difficult for you to sell your common shares when you wish to do so. Even if an active trading market develops, the market price of our common shares may be highly volatile and could be subject to wide fluctuations.

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

Our restated certificate of incorporation authorizes us to issue up to 25,000,000 common shares and 5,000,000 preferred shares. As of March 4, 2024, we had 11,757,058 common shares issued and 11,438,651 common shares outstanding and no preferred shares issued or outstanding. Our board of directors has the power and authority to create classes of common or preferred shares, with such rights and designations as it deems appropriate or advisable, which rights and designations may be senior to or have a priority over the rights and designations of any existing class of common or preferred shares. For example, our board of directors may establish a series of common or preferred shares that could delay or prevent a transaction or a change in control that might involve a premium price for our common shares or otherwise be in the best interest of our shareholders.

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

Noteholders do not have any voting rights with respect to us or MBC Funding II (other than as set forth in the Indenture) or the right to influence management or day-to-day operations of MBC Funding II or of us. The interests of shareholders who do vote may be different or even in opposition of those of creditors such as the Noteholders. For example, shareholders may place a higher priority on the long-term, as opposed to short-term, performance of a company. Shareholders also tend to focus on building value and increasing stock price while creditors are more interested in cash flow. As of the date of this Report, Mr. Ran beneficially owns 22.8%, of our outstanding common shares. Mr. Ran is also the Chief Executive Officer and sole director of MBC Funding II. Thus, Mr. Ran currently has and will continue to exercise control over all corporate actions of us and MBC Funding II.

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

Market factors unrelated to our performance could also negatively impact the value of our securities, including the market price of our common shares. One of the factors that investors may consider in deciding whether to buy or sell our common shares is our distribution rate as a percentage of our share price relative to market interest rates. If market interest rates increase or remain at high levels, prospective investors may demand a higher distribution rate or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and conditions in the capital markets can affect the market value of our common shares. For instance, if interest rates rise, it is likely that the market price of our common shares will decrease as market rates on interest-bearing securities increase. Other factors that could negatively affect the market price of our common shares include:

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

Historically, the price at which our common shares trade on The Nasdaq Capital Market has been volatile and seemingly unrelated to our operating performance. In 2022, the range was $5.07 to $6.48. In 2023, the range was $4.27 to $5.91. These broad market fluctuations may adversely affect the trading price of our common shares. Class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Any such litigation brought against us could result in substantial costs, which would hurt our financial condition and results of operations, divert management’s attention and resources.

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

Item 1B. Unresolved Staff Comments

None.

ITEM 1C. Cybersecurity.

Our board of directors and senior management recognize the critical importance of maintaining the trust and confidence of our clients, business partners and employees. Our management, led by our Chief Executive Officer and Chief Financial Officer, are actively involved in oversight of our risk management efforts, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”). Our cybersecurity processes and practices are fully integrated into the Company’s ERM efforts. In general, we seek to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur. In addition, we regularly review cybersecurity trends and, partially as a result of our prior cybersecurity exposure, have moved some of our internal servers to off-site locations.

Risk Management and Strategy

As one of the critical elements of our overall ERM approach, our cybersecurity efforts are focused on the following key areas:

●	Governance: Management oversees cybersecurity risk mitigation and reports to the board of directors any cybersecurity incidents. Further, our Audit Committee periodically discusses cybersecurity.

●	Collaborative Approach: We have implemented a cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

●	Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

Third parties also play a role in our cybersecurity. We engage third-party service providers to conduct evaluations of our security controls, independent audits or consulting on best practices to address new challenges.

While we have experienced cybersecurity threats in the past in the normal course of business and expect to continue to experience such threats from time to time, to date, none have had a material adverse effect on our business, financial condition, results of operations or cash flows. Even with the approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us.

Item 2. Properties

Our executive and principal operating office is located in Great Neck, New York. We use this space for all of our operations. This space is occupied under a lease, as amended, that expires November 30, 2027. The current monthly rent is $5,190, including electricity and real estate taxes. We believe this facility is adequate to meet our requirements at our current level of business activity.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Holders

As of March 4, 2024, the number of registered holders of our common shares was 10 and the estimated number of beneficial owners of our common shares was approximately 5,500. American Stock Transfer & Trust Company serves as transfer agent for our common shares.

Dividends

We elected to be taxed as a REIT commencing with our year ended December 31, 2014. From and after the effective date of our REIT election, we intend to pay regular quarterly distributions to holders of our common shares in an amount not less than 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gains). As a REIT, our distributions generally will be taxable as ordinary income to our shareholders (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the Code, which is generally available to our noncorporate U.S. shareholders that meet specified holding requirement for taxable years before 2026), although we may designate a portion of the distributions as qualified dividend income or capital gain or a portion of the distributions may constitute a return of capital. For tax reporting purposes, taxable income dividends/distributions and non-taxable return of capital distributions may result and will be reported as such to U.S. individual taxpayers on Form 1099-DIV. For the tax year of 2023, 100% of our total distributions are characterized as non-qualified dividends (Section 199A).

Issuer Purchases of Equity Securities

On April 11, 2023, our board of directors authorized a share buyback program for the repurchase of up to 100,000 of our common shares in the next twelve months. As of December 31, 2023, we repurchased an aggregate of 54,294 common shares under this repurchase program, at an aggregate cost of approximately $262,000. An additional 2,000 shares were repurchased between January 1, 2024 and March 4, 2024, in the aggregate amount of approximately $10,000.

As set forth in the table below, during the quarter ended December 31, 2023, we repurchased 16,434 of our common shares under the share buyback program at an aggregate cost of $75,977.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 2023	7,500	$4.61	7,500	54,640
November 2023	2,366	$4.45	2,366	52,274
December 2023	6,568	$4.70	6,568	45,706
Total	16,434	$4.62	16,434	45,706

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

The properties securing the loans are generally classified as residential or commercial real estate and, typically, are not income producing. Each loan is secured by a first mortgage lien on real estate. In addition, each loan is personally guaranteed by the principal(s) of the borrower, which guarantee may be collaterally secured by a pledge of the guarantor’s interest in the borrower. The face amount of the loans we originated in the past seven years ranged from $40,000 to a maximum of $3.3 million. Our lending policy limits the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $3.5 million. Our loans typically have a maximum initial term of 12 months bearing interest at a fixed rate of 9% to 13.5% per year. In addition, we usually receive origination fees or “points” ranging from 0% to 2% of the original principal amount of the loan as well as other fees relating to underwriting and funding the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser) and in the case of construction financing, it is typically up to 80% of construction costs.

Since commencing this business in 2007, we have made over 1,220 loans and never foreclosed on a property, except as set forth below, although sometimes we have renewed or extended our loans to enable the borrower to avoid premature sale or refinancing of the property. When we renew or extend a loan, we receive additional “points” and other fees.

During February 2023, the Company sold one of its loans receivable to a third-party investor at its face value of $485,000. Mr. Assaf Ran, the Company’s President and Chief Executive Officer, participated in such acquisition in the amount of $152,000. In addition, in June 2023, the Company filed a foreclosure lawsuit relating to one property, as a result of a deed transfer from the borrower to a buyer without the Company’s consent. In that instance, the buyer of the property on which the Company had a valid mortgage suffered a data breach which resulted in the failure of the buyer to remit the funds needed for the loan payoff. In October 2023, the Company received the entire payoff amount for the loan receivable, including all unpaid fees, to rectify the situation.

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

As of December 31, 2023, we were committed to $7,978,089 in construction loans that can be drawn by our borrowers when certain conditions are met.

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

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted cash flows is less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

There are also areas in which in management’s judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which begin on page F-1 of this Report, which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

Results of operations

Years ended December 31, 2023 and 2022

Total revenue

Total revenue for the year ended December 31, 2023, was approximately $9,796,000, compared to approximately $8,571,000 for the year ended December 31, 2022, an increase of $1,225,000, or 14.3%. The increase in revenue was due to higher interest rates charged on our commercial loans. In 2023, approximately $7,976,000 of our revenue represents interest income on secured, real estate loans that we offer to real estate investors compared to approximately $6,773,000 in 2022, and approximately $1,820,000 represents origination fees on such loans, compared to approximately $1,798,000 in 2022. The loans are principally secured by collateral consisting of real estate and accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for the year ended December 31, 2023, were approximately $2,526,000, compared to approximately $1,823,000 for the year ended December 31, 2022, an increase of $703,000, or 38.6%. The increase is primarily attributable to the increase in interest expense due to higher interest rates and increases in amounts borrowed relating to the use of the Webster Credit Line. (See Note 5 to the financial statements included elsewhere in this Report).

General and administrative expenses

General and administrative expenses for the year ended December 31, 2023, were approximately $1,825,000, compared to approximately $1,549,000 for the year ended December 31, 2022, an increase of $276,000, or 17.8%. This increase is primarily attributable to a special bonus to officers for extending the Webster Credit Line as well as an annual bonus in 2023, totaling approximately $195,000, and increases in marketing, insurance, travel and meals expenses, partially offset by a decrease in advertising expense.

Net income

Net income for the year ended December 31, 2023, was approximately $5,476,000, compared to approximately $5,212,000 for the year ended December 31, 2022, an increase of $264,000, or 5.1%. This increase is primarily attributable to the increase in interest income from loans, partially offset by the increases in interest expense and in general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2023 and 2022, we had cash of approximately $104,000, not including restricted cash, which mainly represents collections received, pending clearance, from the Company’s commercial loans and is primarily dedicated to the reduction of the Webster Credit Line.

For the year ended December 31, 2023, net cash provided by operating activities was approximately $5,608,000, compared to approximately $5,167,000 of net cash provided by operating activities for the year ended December 31, 2022. The increase in net cash provided by operating activities primarily resulted from the increases in net income and deferred origination fees, partially offset by the changes in interest receivable on loans as well as accounts payable and accrued expenses.

For the year ended December 31, 2023, net cash provided by investing activities was approximately $1,430,000, compared to approximately $8,771,000 of net cash used in investing activities for the year ended December 31, 2022. Net cash provided by investing activities for the year ended December 31, 2023, mainly consisted of collection of our commercial loans of approximately $57,736,000, offset by the issuance of our short-term commercial loans of approximately $56,301,000. Net cash used in investing activities for the year ended December 31, 2022, mainly consisted of the issuance of our short-term commercial loans of approximately $60,916,000, offset by collection of our commercial loans of approximately $52,147,000.

For the year ended December 31, 2023, net cash used in financing activities was approximately $5,450,000, compared to approximately $3,565,000 of net cash provided by financing activities for the year ended December 31, 2022. Net cash used in financing activities for the year ended December 31, 2023, reflects dividend payments of approximately $5,308,000, purchase of treasury shares of approximately $262,000 and cash paid for deferred financing costs of approximately $38,000, offset by proceeds from the Webster Credit Line of approximately $158,000. Net cash provided by financing activities for the year ended December 31, 2022, reflects net proceeds from the Webster Credit Line of an aggregate of approximately $9,348,000, offset by dividend payments of approximately $5,747,000 and cash paid for deferred financing costs of approximately $36,000.

Our Amended and Restated Credit and Security Agreement with Webster, Flushing Bank and Mizrahi (the “Lenders”), provides for the Webster Credit Line. Currently, the Webster Credit Line provides us with a credit line of $32.5 million in the aggregate until February 28, 2026, secured by assignments of mortgages and other collateral. The interest rates relating to the Webster Credit Line equal (i) SOFR plus a premium, which rate aggregated approximately 8.96%, including a 0.5% agency fee, as of December 31, 2023, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.00% and a 0.5% agency fee, as chosen by the Company for each drawdown.

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

We were in compliance with all covenants of the Webster Credit Line, as amended, as of December 31, 2023. At December 31, 2023, the outstanding amount under the Amended and Restated Credit Agreement was $25,152,338. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% agency fee, as of December 31, 2023 was approximately 8.96%.

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

The Notes are secured by a first priority lien on all of MBC Funding II’s assets, including, primarily, mortgage notes, mortgages and other transaction documents entered into in connection with first mortgage loans originated and funded by us, which MBC Funding II acquired from MBC pursuant to an asset purchase agreement. MBC Funding II may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium. No Notes were redeemed by MBC Funding II as of December 31, 2023.

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

On April 11, 2023, our board of directors authorized a share buyback program for the repurchase of up to 100,000 of our common shares in the next twelve months. As of December 31, 2023, we have purchased an aggregate of 54,294 common shares under this repurchase program, at an aggregate cost of approximately $262,000.

Outlook

The interest rate on the Notes is fixed and the interest rate under the Webster Credit Line is adjustable. The high level of SOFR rates adversely impacts our interest costs. We have experienced a slowdown in the deployment of capital and lower demand for new loans. We are increasing the interest rates charged on our commercial loans in order to offset our increased interest costs. In addition, most of our loans contain an adjustable interest rate clause allowing us to charge no less than the prime rate plus 3% on the outstanding loans. We also believe that we benefit from our low equity-to-debt ratio in the current market condition.

We anticipate that our current cash balances and the Amended and Restated Credit Agreement, as described above, together with our cash flows from operations will be sufficient to fund our operations for the next 12 months. In addition, from time to time, we receive short-term unsecured loans from our executive officers and others in order to provide us with the flexibility necessary to maintain a steady deployment of capital. However, we expect our working capital requirements to increase over the next 12 months as we continue to strive for growth at the right condition.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Our executive officers and directors and their respective ages as of March 4, 2024 are as follows:

Name	Age	Position

Assaf Ran	58	Founder, Chairman of the Board, Chief Executive Officer and President

Vanessa Kao	46	Chief Financial Officer, Vice President, Treasurer, Secretary and Director

Michael Jackson (1)(2)(3)	59	Director

Eran Goldshmit (1)(2)(3)	57	Director

Lyron Bentovim (1)	54	Director

Phillip Michals (1)(2)(3)	54	Director

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

Set forth below is a brief description of the background and business experience of our executive officers and directors:

Assaf Ran, our founder, has been our Chief Executive Officer, president and chairman since our inception in 1989. Mr. Ran has 35 years of senior management experience leading public and private businesses. Mr. Ran started several yellow page and other businesses from the ground up and managed to make each one of them successful. Mr. Ran’s professional experience and background with us, as our director since March 1999, have given him the expertise needed to serve as one of our directors.

Vanessa Kao has been our Chief Financial Officer, vice president, treasurer and secretary since rejoining us in June 2011. Ms. Kao joined our board in November 2023. From January 2014 through April 2016, she was also the Chief Financial Officer of Jewish Marketing Solutions LLC. Since April 2016, she has been serving as a consultant to Jewish Marketing Solutions LLC. From July 2004 through April 2006, she served as our assistant Chief Financial Officer. From April 2006 through December 2013, she was the Chief Financial Officer of DAG Jewish Directories, Inc. Ms. Kao holds a M.B.A. in Finance and MIS/E-Commerce from the University of Missouri and a bachelor’s degree of Business Administration in Finance from the National Taipei University in Taiwan.

Lyron Bentovim has been a member of the Board since December 2008. Mr. Bentovim currently serves as the president and chief executive officer of The Glimpse Group, Inc. (Nasdaq: VRAR), a virtual reality and augmented reality company based in New York, NY. Mr. Bentovim also serves as a managing partner at Darklight Partners, a strategic advisor to small and mid-size public and private companies. Prior to that, from July 2014 to August 2015, Mr. Bentovim served as chief operating officer and chief financial officer of Top Image Systems Ltd. (formerly listed on Nasdaq: TISA), and from March 2013 to July 2014, Mr. Bentovim served as chief operating officer and chief financial officer of NIT Health Inc. and as chief operating officer and chief financial officer and managing director at Cabrillo Advisors LLC. From August 2009 until July 2012, Mr. Bentovim has served as chief operating officer and chief financial officer of Sunrise Telecom, Inc. Prior to joining Sunrise Telecom, Inc., from January 2002 until August 2009, Mr. Bentovim served as a portfolio manager for Skiritai Capital LLC, an investment advisor based in San Francisco. Mr. Bentovim has over 25 years of management experience, including his experience as a member of the board of directors at RTW Inc., Ault, Inc., Top Image Systems Ltd., Three-Five Systems Inc., Sunrise Telecom Inc., Blue Sphere Corporation, and Argonaut Technologies Inc. Prior to his position in Skiritai Capital LLC, Mr. Bentovim served as president, chief operating officer and co-founder of WebBrix, Inc. Additionally, Mr. Bentovim spent time as a senior engagement manager with strategy consultancies including USWeb/CKS, the Mitchell Madison Group LLC and McKinsey & Company Inc. Mr. Bentovim has an MBA from Yale School of Management and a law degree from the Hebrew University, Jerusalem, Israel. Mr. Bentovim’s professional experience and background with other companies and with us have given him the expertise needed to serve as one of our directors.

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

Michael J. Jackson has been a member of the Board since July 2000. Since May 2017, Mr. Jackson has been the chief financial officer of Radius Global Market Research. From March 2016 through April 2017, Mr. Jackson served as chief financial officer and executive vice president of both Ethology, Inc., a digital marketing agency, and Tallwave, LLC, a business design and innovation agency. From April 2007 through February 2016, he was the chief financial officer and the executive vice president of iCrossing, Inc., a digital marketing agency. From October 1999 to April 2007, he served as executive vice president and chief financial officer of AGENCY.COM, a global Internet professional services company. He also served as the chief accounting officer of AGENCY.com from May 2000 and as its corporate controller from August 1999 until September 2001. From October 1994 until August 1999, Mr. Jackson was a senior manager at Arthur Andersen, LLP and manager at Ernst & Young LLP. Mr. Jackson also served on the New York State Society Auditing Standards and Procedures Committee from 1998 to 1999 and served on the New York State Society’s Securities and Exchange Commission Committee from 1999 to 2001. Mr. Jackson holds an MBA in Finance from Hofstra University and is a certified public accountant. Mr. Jackson is a current member of the board of directors of AvenueZ, Inc a privately held digital marketing technology company. For the five years ended May 2008, Mr. Jackson was a member of the board of directors of Adstar, Inc. (OTC PINK: ADST). Mr. Jackson’s professional experience and background with other companies and with us have given him the expertise needed to serve as one of our directors.

Phillip Michals has been a member of the Board since rejoining our Board in June 2019. Mr. Michals is the chief executive officer and executive chairman of A.G.P./Alliance Global Partners, a full-service investment banking and wealth management firm since 2018. Mr. Michals is also a Co-Founder, Chairman of the Board and Director of A.G.P. Canada, where he assists the team with developing and executing business goals in Canada. Mr. Michals has also been a partner in RG Michals since 1999 and affiliated with an independent firm from 2010 to 2018. His responsibilities were primarily in business development. He was also a partner for over 10 years at MSCI, an advisory/consulting firm that consulted for member firms of NYSE and FINRA. Mr. Michals currently has his Series 7, 63, 24, 99, and 65 licenses and received his Bachelor of Science from the University of Delaware. Mr. Michal’s professional experience and background with other companies and with us have given him the expertise needed to serve as one of our directors.

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

Compensation Committee. The Compensation Committee assists the Board in determining the compensation of our officers and directors. Specific responsibilities include the following:

●	approving the compensation and benefits of our executive officers;
●	administering our clawback policy;
●	reviewing the performance objectives and actual performance of our officers; and
●	administering our stock option and other equity and incentive compensation plans.

The Compensation Committee is comprised entirely of directors who satisfy the standards of independence applicable to compensation committee members under Section 16(b) of the Exchange Act. During the fiscal year ended December 31, 2023, the Compensation Committee did not utilize the services of a compensation consultant.

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

Item 11. Executive Compensation

The following Summary Compensation Table sets forth all compensation earned by or paid to, in all capacities, during the years ended December 31, 2023 and 2022 by (i) the Company’s Chief Executive Officer and (ii) the most highly compensated executive officers, other than the Chief Executive Officer, who were serving as executive officers and whose total compensation exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executives”):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($) (1)	Total ($)
Assaf Ran	2023	$350,000	$130,000	$48,751	$528,751
Chief Executive Officer and President	2022	$329,231	$—	$46,190	$375,421

Vanessa Kao	2023	$170,000	$65,000	$12,090	$247,090
Chief Financial Officer, Vice President, Treasurer and Secretary	2022	$160,769	$—	$12,190	$172,959

(1) Consists of certain expense reimbursements and Company matching contributions made pursuant to its Simple IRA Plan.

Employment Contracts

We have an employment agreement with Mr. Assaf Ran, our President and Chief Executive Officer, pursuant to which: (i) Mr. Ran’s employment term renews automatically on June 30th of each year for successive one-year periods unless either party gives to the other written notice at least 180 days prior to June 30th of its intention to terminate the agreement; (ii) Mr. Ran receives a current annual base salary of $350,000 and annual bonuses as determined by the Compensation Committee of the Board, in its sole and absolute discretion, and is eligible to participate in all executive benefit plans established and maintained by us; and (iii) Mr. Ran agreed to a one-year non-competition period following the termination of his employment. If the employment agreement is terminated by Mr. Ran for “good reason” (as defined in the employment agreement) he shall be paid (1) his base compensation up to the effective date of such termination; (2) his full share of any incentive compensation payable to him for the year in which the termination occurs; and (3) a lump sum payment equal to 100% of the average cash compensation paid to, or accrued for, him in the two calendar years immediately preceding the calendar year in which the termination occurs.

In June 2022, the Compensation Committee approved an increase of Mr. Ran’s annual base salary from $305,000 to $350,000.

Restricted Stock Grant

In September 2011, upon shareholders’ approval at the 2011 annual meeting of shareholders, we granted 1,000,000 restricted common shares (the “Restricted Shares”) to Mr. Ran, our Chief Executive Officer. Under the terms of the restricted shares agreement, among other things, Mr. Ran may not sell, convey, transfer, pledge, encumber or otherwise dispose of the Restricted Shares until the earliest to occur of the following: (i) September 9, 2026, with respect to 1/3 of the Restricted Shares, September 9, 2027 with respect to an additional 1/3 of the Restricted Shares and September 9, 2028 with respect to the final 1/3 of the Restricted Shares; (ii) the date on which Mr. Ran’s employment is terminated by us for any reason other than for “Cause” (i.e., misconduct that is materially injurious to us monetarily or otherwise, including engaging in any conduct that constitutes a felony under federal, state or local law); or (iii) the date on which Mr. Ran’s employment is terminated on account of (A) his death; or (B) his disability, which, in the opinion of his personal physician and a physician selected by us prevents him from being employed with us on a full-time basis (each such date being referred to as a “Risk Termination Date”). If at any time prior to a Risk Termination Date Mr. Ran’s employment is terminated by us for Cause, or by Mr. Ran voluntarily for any reason other than death or disability, Mr. Ran will forfeit that portion of the Restricted Shares which has not previously vested. Mr. Ran has the power to vote the Restricted Shares and will be entitled to all dividends payable with respect to the Restricted Shares.

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

The following table sets forth information concerning outstanding equity awards to the Named Executives as of December 31, 2023.

Outstanding Equity Awards at Fiscal Year-End

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Assaf Ran Chief Executive Officer and President	1,000,000	4,970,000	(1)(2)

(1)	Calculated based on the closing market price of $4.97 at the end of the last completed fiscal year on December 29, 2023.

(2)	Mr. Ran may not sell, convey, transfer, pledge, encumber or otherwise dispose of the Restricted Shares until the earliest to occur of the following: (i) September 9, 2026, with respect to 1/3 of the Restricted Shares, September 9, 2027 with respect to an additional 1/3 of the Restricted Shares and September 9, 2028 with respect to the final 1/3 of the Restricted Shares; (ii) the date on which Mr. Ran’s employment is terminated by us for any reason other than for “Cause;” or (iii) on a Risk Termination Date. If at any time prior to a Risk Termination Date Mr. Ran’s employment is terminated by us for Cause or Mr. Ran voluntarily terminates his employment for any reason other than death or disability, Mr. Ran will forfeit that portion of the Restricted Shares which have not previously vested.

Compensation of Directors

During 2023, the annual cash compensation paid to each independent member of the Board was $16,000, plus an additional $300 for each committee meeting attended. The table below summarizes the compensation paid to our directors for the year ended December 31, 2023:

Director Compensation

Name (a)	Fees Earned or Paid in Cash ($)
Michael Jackson	$17,500
Eran Goldshmit	$17,200
Lyron Bentovim	$17,500
Phillip Michals	$17,200

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table, together with the accompanying footnotes, sets forth information, as of March 4, 2024, regarding the beneficial ownership of our common shares by all persons known by us to beneficially own more than 5% of our outstanding common shares, each Named Executive Officer, each director, and all of our directors and executive officers as a group:

Name of Beneficial Owner	Amount of Beneficial Ownership (1)	Percentage of Class

Executive Officers and Directors
Assaf Ran (2)	2,606,000	22.8%
Vanessa Kao	8,236	*
Michael Jackson	41,344	*
Eran Goldshmit	10,978	*
Lyron Bentovim	39,287	*
Phillip Michals	101,058	*
All executive officers and directors as a group (6 persons)	2,806,903	24.5%

* Less than 1%

(1)	A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from March 4, 2024, upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from March 4, 2024 have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on 11,438,651 shares outstanding on March 4, 2024.

(2)	Includes 1,000,000 Restricted Shares granted to Mr. Ran on September 9, 2011, which was approved by shareholders at our 2011 annual meeting of shareholders. Mr. Ran may not sell, convey, transfer, pledge, encumber or otherwise dispose of the Restricted Shares until the earliest to occur of the following: (i) September 9, 2026, with respect to 1/3 of the Restricted Shares, September 9, 2027 with respect to an additional 1/3 of the Restricted Shares and September 9, 2028 with respect to the final 1/3 of the Restricted Shares; (ii) the date on which Mr. Ran’s employment is terminated by us for any reason other than for “Cause;” or (iii) on a Risk Termination Date. If at any time prior to a Risk Termination Date Mr. Ran’s employment is terminated by us for Cause or Mr. Ran voluntarily terminates his employment for any reason other than death or disability, Mr. Ran will forfeit that portion of the Restricted Shares which have not previously vested. Mr. Ran’s address is c/o Manhattan Bridge Capital, Inc., 60 Cutter Mill Road, Suite 205, Great Neck, New York 11021.

Item 13. Certain Relationships and Related Transactions and Director Independence

The Board is comprised of Assaf Ran, Vanessa Kao, Michael J. Jackson, Eran Goldshmit, Lyron Bentovim and Phillip Michals. The Board has determined, in accordance with Nasdaq’s Stock Market Rules, that: (i) Messrs. Jackson, Goldshmit, Bentovim and Michals (the “Independent Directors”) are independent and represent a majority of its members; (ii) Messrs. Jackson, Goldshmit, Bentovim and Michals, as the members of the Audit Committee, are independent for such purposes; and (iii) Messrs. Jackson, Goldshmit and Michals, as the members of the Compensation Committee, are independent for such purposes. In determining director independence, the Board applies the independence standards set by the Nasdaq. In its application of such standards the Board takes into consideration all transactions with Independent Directors and the impact of such transactions, if any, on any of the Independent Directors’ ability to continue to serve on the Board.

In February 2023, we sold a mortgage note from our loan portfolio to a third-party investor at its face value of $485,000. Mr. Assaf Ran participated in such acquisition in the amount of $152,000.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed by our principal accounting firm, Hoberman & Lesser CPAs, LLP, for the fiscal years ended December 31, 2023, and 2022 (including for services for MBC Funding II) are as follows:

(a) Audit Fees

2023

The aggregate fees incurred during 2023 for our principal accountant were $71,000, covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2023.

2022

The aggregate fees incurred during 2022 for our principal accountant were $69,500, covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2022.

(b) Audit-Related Fees

There were no audit-related fees billed by our principal accountant during 2023 or 2022.

(c) Tax Fees

There were no tax fees billed by our principal accountant during 2023 or 2022.

(d) All Other Fees

No other fees, beyond those disclosed in this Item 14, were billed during 2023 or 2022.

Audit Committee Pre-Approval, Policies and Procedures

Our Audit Committee approved the engagement with Hoberman & Lesser CPAs, LLP. These services were pre-approved by our Audit Committee to assure that such services do not impair the auditor’s independence from us.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1.	Financial Statements - See Index to Financial Statements on page F-1.

	2.	Financial Statement Schedules – See (c) below.

	3.	Exhibits – See (b) below.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation filed with the Secretary of State of New York in July 2014 (1)
3.2	Amended and Restated Bylaws effective in May 2014 (1)
4.1	Specimen Stock Certificate (2)
4.2	Indenture, dated as of April 25, 2016, among Manhattan Bridge Capital, Inc., MBC Funding II Corp and Worldwide Stock Transfer, LLC (3)
4.3	Description of Securities (11)
10.1**	Employment Agreement dated March 1, 1999 by and between Assaf Ran and the Company (4)
10.2**	2009 Stock Option Plan, as amended (6)
10.3	Continuing Guaranty of Manhattan Bridge Capital Inc. dated April 25, 2016. (3)
10.4	Pledge Agreement, dated as of April 25, 2016, between Manhattan Bridge Capital and Worldwide Stock Transfer, LLC (3)
10.5	Guaranty dated April 25, 2016 of MBC Funding II Corp. (3)
10.6	Intercreditor Agreement, dated as of April 25, 2016, between Webster Business Credit Corp and Worldwide Stock Transfer, LLC (3)
10.7	Amendment of Lease, dated July 21, 2016, between the Company and Philips Cutter Mill Owner LLC for the premises located at 60 Cutter Mill Road, Great Neck, New York 11201 (5)
10.8**	Restricted Share Agreement, dated September 9, 2011, between the Company and Assaf Ran (11)
10.9	Amended and Restated Revolving Credit Note, dated July 7, 2017, executed by Manhattan Bridge Capital, Inc (7)
10.10	Amended and Restated Credit and Security Agreement, effective August 8, 2017, among Manhattan Bridge Capital, Inc., Webster Business Credit Corporation, and Flushing Bank (8)
10.11	Waiver and Amendment No. 1 to Amended and Restated Credit and Security Agreement, effective July 11, 2018, among Manhattan Bridge Capital, Inc., Webster Business Credit Corporation, Flushing Bank and Assaf Ran (10)
10.12	Amended and Restated Revolving Credit Note, effective July 11, 2018, between Manhattan Bridge Capital, Inc. and Flushing Bank (10)
10.13	Amendment No. 2 to Amended and Restated Credit and Security Agreement, effective December 31, 2019, among Manhattan Bridge Capital, Inc., Webster Business Credit Corporation, Flushing Bank and Assaf Ran (11)
10.14	Amendment No. 3 to Amended and Restated Credit and Security Agreement, effective February 26, 2020, among Manhattan Bridge Capital, Inc., Webster Business Credit Corporation, Flushing Bank, Mizrahi and Assaf Ran (11)
10.15	Amendment No. 5 to Amended and Restated Credit and Security Agreement, effective April 13, 2022, among Manhattan Bridge Capital, Inc., Webster Business Credit Corporation, Flushing Bank, Mizrahi and Assaf Ran (12)

10.16	Amendment No. 6 to Amended and Restated Credit and Security Agreement, effective April 13, 2022, among Manhattan Bridge Capital, Inc., Webster Business Credit Corporation, Flushing Bank, Mizrahi and Assaf Ran (12)
10.17	Revolving Credit Note dated February 25, 2020, between Manhattan Bridge Capital, Inc. and Mizrahi (11)
10.18	Consent and Amendment Letter Agreement by and among Manhattan Bridge Capital Inc., Webster Business Credit Corporation, Flushing Bank and Mizrahi Tefahot Bank Ltd., dated July 2, 2021 (13)
10.19	Waiver Agreement by and among Manhattan Bridge Capital Inc., and Webster Business Credit Corporation, Flushing Bank and Mizrahi Tefahot Bank Ltd, a division of Webster Bank, N.A., dated March 7, 2022 (14)
21.1	List of Subsidiaries (9)
23.1	Consent of Hoberman & Lesser CPA’s, LLP, dated March 16, 2020 (***)
31.1	Chief Executive Officer Certification under Rule 13a-14 (***)
31.2	Chief Financial Officer Certification under Rule 13a-14 (***)
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 (*)
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 (*)
97.1*	Clawback policy
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Schema Document
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

* Furnished herewith.

** Compensation plan or arrangement for current or former executive officers and directors.

*** Filed herewith.

(1)	Previously filed as exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference.
(2)	Previously filed as exhibit to Registration Statement on Form SB-2/A filed on April 23, 1999 and incorporated herein by reference.
(3)	Previously filed as exhibit to Current Report on Form 8-K filed on April 27, 2016 and incorporated herein by reference.
(4)	Previously filed as exhibit to Registration Statement on Form SB-2 filed on March 10, 1999 and incorporated herein by reference.
(5)	Previously filed as exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and incorporated herein by reference.
(6)	Previously filed as Appendix A to Schedule 14A filed on August 5, 2011 and incorporated herein by reference.
(7)	Previously filed as exhibit to Current Report on Form 8-K filed on July 13, 2017 and incorporated herein by reference.
(8)	Previously filed as exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 and incorporated herein by reference.
(9)	Previously filed as exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and incorporated by reference herein.
(10)	Previously filed as exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference.
(11)	Previously filed as exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and incorporated by reference herein.
(12)	Previously filed as exhibit to Current Report on Form 8-K filed on April 25, 2022 and incorporated herein by reference.
(13)	Previously filed as exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 and incorporated herein by reference.

(14)	Previously filed as exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and incorporated by reference herein.

(c)	No financial statement schedules are included because the information is either provided in the financial statements or is not required under the related instructions or is inapplicable and such schedules therefore have been omitted.

Item 16. 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Manhattan Bridge Capital, Inc.

By:	/s/ Assaf Ran
Assaf Ran, President, Chief Executive Officer and Chairman of the Board of Directors

Date: March 11, 2024

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Assaf Ran	President, Chief Executive Officer and Chairman of	March 11, 2024
Assaf Ran	the Board of Directors (Principal Executive Officer)

/s/ Vanessa Kao	Chief Financial Officer and Treasurer (Principal	March 11, 2024
Vanessa Kao	Financial and Accounting Officer), Director

/s/Lyron Bentovim	Director	March 11, 2024
Lyron Bentovim

/s/ Eran Goldshmit	Director	March 11, 2024
Eran Goldshmit

/s/ Michael Jackson	Director	March 11, 2024
Michael Jackson

/s/ Phillip Michals	Director	March 11, 2024
Phillip Michals

MANHATTAN BRIDGE CAPITAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Manhattan Bridge Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Manhattan Bridge Capital, Inc. and Subsidiary (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses

As discussed in Note 2 to the consolidated financial statements, the Company estimates its allowance for credit losses on its loans receivable primarily using the Weighted Average Remaining Maturity (WARM) method along with consideration of other variables. Based on these assessments, the Company determined that no allowance for credit losses is required.

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

/s/ Hoberman & Lesser, CPA’s LLP

We have served as the Company’s auditors since 2007.

New York, New York

March 11, 2024

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2023 and 2022

	2023	2022
Assets
Loans receivable	$73,048,403	$74,483,463
Interest receivable on loans	1,395,905	1,363,502
Cash	104,222	103,540
Cash - restricted	1,587,773	—
Other assets	63,636	59,566
Operating lease right-of-use asset, net	207,364	262,222
Deferred financing costs, net	27,583	7,708
Total assets	$76,434,886	$76,280,001

Liabilities and Stockholders’ Equity
Liabilities:
Line of credit	$25,152,338	$24,994,234
Senior secured notes (net of deferred financing costs of $172,069 and $247,155, respectively)	5,827,931	5,752,845
Deferred origination fees	719,019	669,128
Accounts payable and accrued expenses	295,292	289,868
Operating lease liability	220,527	273,485
Dividends payable	1,287,073	1,436,868
Total liabilities	33,502,180	33,416,428

Commitments and contingencies

Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common shares - $.001 par value; 25,000,000 shares authorized; 11,757,058 issued; 11,440,651 and 11,494,945 outstanding, respectively	11,757	11,757
Additional paid-in capital	45,548,876	45,535,811
Less: Treasury stock, at cost – 316,407 and 262,113 shares	(1,060,606)	(798,939)
Accumulated deficit	(1,567,321)	(1,885,056)
Total stockholders’ equity	42,932,706	42,863,573

Total liabilities and stockholders’ equity	$76,434,886	$76,280,001

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED December 31, 2023 and 2022

	2023	2022
Revenue:

Interest income from loans	$7,976,232	$6,772,889
Origination fees	1,820,024	1,798,075
Total Revenue	9,796,256	8,570,964

Operating costs and expenses:
Interest and amortization of deferred financing costs	2,525,935	1,822,825
Referral fees	2,153	4,500
General and administrative expenses	1,825,227	1,549,251
Total operating costs and expenses	4,353,315	3,376,576

Income from operations	5,442,941	5,194,388
Other income	33,880	18,000
Income before income tax expense	5,476,821	5,212,388
Income tax expense	(650)	(650)
Net income	$5,476,171	$5,211,738

Basic and diluted net income per common share outstanding:
—Basic	$0.48	$0.45
—Diluted	$0.48	$0.45

Weighted average number of common shares outstanding
—Basic	11,469,741	11,494,945
—Diluted	11,469,741	11,494,945

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED December 31, 2023 and 2022

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Cost	Deficit	Totals
Balance, January 1, 2022	11,757,058	$11,757	$45,522,746	262,113	$(798,939)	$(1,349,322)	$43,386,242
Non-cash compensation			13,065				13,065
Dividends paid						(4,310,604)	(4,310,604)
Dividends declared and payable						(1,436,868)	(1,436,868)
Net income for the year ended December 31, 2022						5,211,738	5,211,738
Balance, December 31, 2022	11,757,058	11,757	45,535,811	262,113	(798,939)	(1,885,056)	42,863,573
Purchase of treasury shares				54,294	(261,667)		(261,667)
Non-cash compensation			13,065				13,065
Dividends paid						(3,871,363)	(3,871,363)
Dividends declared and payable						(1,287,073)	(1,287,073)
Net income for the year ended December 31, 2023						5,476,171	5,476,171
Balance, December 31, 2023	11,757,058	$11,757	$45,548,876	316,407	$(1,060,606)	$(1,567,321)	$42,932,706

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED December 31, 2023 and 2022

	2023	2022
Cash flows from operating activities:
Net income	$5,476,171	$5,211,738
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	93,403	113,736
Depreciation	4,057	2,307
Non-cash compensation expense	13,065	13,065
Adjustment to operating lease right-of-use asset and liability	1,900	4,096
Changes in operating assets and liabilities:
Interest receivable on loans	(32,403)	(408,059)
Other assets	(3,042)	5,742
Accounts payable and accrued expenses	5,424	135,699
Deferred origination fees	49,891	88,667
Net cash provided by operating activities	5,608,466	5,166,991

Cash flows from investing activities:
Issuance of short term loans	(56,301,376)	(60,915,596)
Collections received from loans	57,736,436	52,147,497
Purchase of fixed assets	(5,085)	(2,871)
Net cash provided by (used in) investing activities	1,429,975	(8,770,970)

Cash flows from financing activities:
Proceeds from line of credit, net	158,104	9,348,264
Dividends paid	(5,308,231)	(5,747,472)
Purchase of treasury shares	(261,667)	—
Deferred financing costs incurred	(38,192)	(35,819)
Net cash (used in) provided by financing activities	(5,449,986)	3,564,973

Net increase (decrease) in cash and restricted cash	1,588,455	(39,006)
Cash, beginning of year	103,540	142,546
Cash and restricted cash, end of year*	$1,691,995	$103,540

Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes during the year	$650	$650
Cash paid for interest during the year	$2,423,838	$1,581,935
Cash paid for operating leases during the year	$64,055	$63,621

Supplemental Schedule of Noncash Financing Activities:
Dividend declared and payable	$1,287,073	$1,436,868

*	At December 31, 2023, cash and restricted cash included $1,587,773 of restricted cash.

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

1. The Company

Manhattan Bridge Capital, Inc. (“MBC”) and its wholly-owned subsidiary, MBC Funding II Corp. (“MBC Funding”) (collectively, the “Company”), offer short-term, secured, non–banking loans (sometimes referred to as “hard money” loans) to real estate investors to fund their acquisition, renovation, rehabilitation or development of residential or commercial properties located in the New York metropolitan area, including New Jersey and Connecticut, and in Florida.

2. Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of Manhattan Bridge Capital, Inc. and its wholly-owned subsidiary, MBC Funding. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management will base the use of estimates on (a) a preset number of assumptions that consider past experience, (b) future projections, and (c) general financial market conditions. Actual amounts could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and short-term commercial loans.

The Company maintains its cash with major financial institutions. Accounts at the financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per depositor.

Credit risks associated with short-term commercial loans the Company makes to real estate investors and related interest receivable are described in Note 4.

Allowance for Credit Losses

Effective January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Accounting Standards Codification (“ASC”) 326).” The ASU introduced a new credit loss methodology, Current Expected Credit Losses (“CECL”), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL methodology utilizes a lifetime “expected credit loss” methodology for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This method replaces the multiple existing impairment methods in current U.S. GAAP, which generally require a loss be incurred before it is recognized.

The Company estimates its CECL reserve primarily using the Weighted Average Remaining Maturity (“WARM”) method, which has been identified as an acceptable loss-rate method for estimating CECL reserves in the Financial Accounting Standards Board Staff Q&A ASC 326, No.1. The WARM method requires reference to historic loss data taking into consideration expected economic conditions over the relevant timeframe. The Company applies the WARM method for the majority of its loan portfolio, which loans share similar risk characteristics.

Application of the WARM method to estimate a CECL reserve requires judgment, including (i) the appropriate historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, and (iii) the current credit quality of the Company’s loan portfolio and expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to the Company’s portfolio, the Company reviews its historical loan performance, which includes zero realized principal losses since the inception of the Company’s business. In addition, the Company reviews each loan on a quarterly basis and evaluates the borrower’s ability to pay the monthly interest, the borrower’s likelihood of executing the original exit strategy, as well as the loan-to-value ratio. Based on these analyses, as of December 31, 2023 and 2022, no allowance for credit losses is required. Failure to properly measure an allowance for credit losses could result in the overstatement of earnings and the carrying value of the loans receivable. Actual losses, if any, could differ significantly from estimated amounts.

Accrued interest receivable on loans receivable is excluded from the estimate of credit losses.

Income Taxes

The Company follows ASC Sub-Topic 740-10, “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2023 and 2022, the Company has no material uncertain tax positions to be accounted for in the consolidated financial statements. The Company recognizes interest and penalties related to uncertain tax positions, if any, as part of income tax expense.

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

Deferred Financing Costs

The Company presents deferred financing costs, excluding those incurred in connection with its line of credit, in the consolidated balance sheet as a direct reduction from the related debt liability rather than an asset, in accordance with ASU 2015-03, “Interest – Imputation of Interest (ASC Sub-Topic 835-30): Simplifying the Presentation of Debt Issuance Costs.” These costs, incurred in connection with the issuance of the Company’s senior secured notes, are being amortized over ten years, using the straight-line method, as the difference between use of the effective interest method is not material. The amortization of loan costs are included in interest and amortization of deferred financing costs in the accompanying consolidated statements of operations.

Deferred financing costs in connection with the Company’s Amended and Restated Credit and Security Agreement, as amended (the “Amended and Restated Credit Agreement”), with Webster Business Credit Corporation (“Webster”), Flushing Bank (“Flushing”) and Mizrahi Tefahot Bank Ltd (“Mizrahi”), which established the Company’s credit line (the “Webster Credit Line”), as discussed in Note 5, are presented as an asset in the balance sheet, in accordance with ASU 2015-15, “Interest – Imputation of Interest (ASC Sub-Topic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line of Credit Arrangements.” These costs are being amortized over the term of the respective agreement, using the straight-line method.

Earnings Per Share (“EPS”)

Basic and diluted EPS are calculated in accordance with ASC 260, “Earnings Per Share.” Under ASC 260, basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution from the exercise of stock options and warrants for common shares using the treasury stock method. The numerator in calculating both basic and diluted EPS for each year is the reported net income. There were no outstanding stock options or warrants at December 31, 2023 and 2022.

Stock-Based Compensation

The Company measured and recognized compensation awards for all stock option grants made to employees and directors, based on their fair value in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”), which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. The cost will be recognized over the service period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 718 and ASC Sub-Topic 505-50, “Equity-Based Payment to Non-Employees.” All transactions with non-employees in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more appropriately measurable.

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

For the years ended December 31, 2023 and 2022, the total amounts of $56,301,376 and $60,915,596, respectively, have been lent, offset by collections received from borrowers, under the commercial loans in the amount of $57,736,436 and $52,147,497, respectively. The face amounts of the loans the Company originated in the past seven years have ranged from a minimum of $40,000 to a maximum of $3,300,000. The Company’s board of directors established a policy limiting the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of the Company’s loan portfolio (not including the loan under consideration) and (ii) $3.5 million. The Company’s loans typically have a maximum initial term of 12 months and bear interest at a fixed rate of 9% to 13.5% per year. In addition, the Company usually receives origination fees, or “points,” ranging from 0% to 2% of the original principal amount of the loan as well as other fees relating to underwriting, funding and managing the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser), and in the case of construction financing, up to 80% of construction costs.

At December 31, 2023, the Company was committed to $7,978,089 in construction loans that can be drawn by the borrowers when certain conditions are met.

At December 31, 2023 and 2022, no one entity has loans outstanding representing more than 10% of the total balance of the loans outstanding.

The Company generally grants loans for a term of one year. When a performing loan reaches its maturity and the borrower requests an extension, the Company may extend the term of the loan beyond one year. Prior to granting an extension of any loan, the Company reevaluates the underlying collateral.

Credit Risk

Credit risk profile based on loan activity as of December 31, 2023 and 2022:

Performing loans	Developers-Residential	Developers-Commercial	Developers-Mixed Use	Total outstanding loans
December 31, 2023	$64,729,403	$7,300,000	$1,019,000	$73,048,403
December 31, 2022	$62,264,463	$9,300,000	$2,919,000	$74,483,463

At December 31, 2023, the Company’s loans receivable consisted of loans in the amount of $33,343, $760,433, $2,210,250, $1,854,000, $7,225,000 and $20,480,886, originally due or committed to lend to borrowers in 2016, 2019, 2020, 2021, 2022 and 2023, respectively. At December 31, 2022, the Company’s loans receivable consisted of loans in the amount of $46,678, $500,000, $749,391, $3,230,250, $6,515,000 and $19,802,356, originally due or committed to lend to borrowers in 2016, 2017, 2019, 2020, 2021 and 2022, respectively.

Generally, borrowers are paying their interest, and the Company receives a fee in connection with the extension of the loans. In all instances, except as described below, the borrowers have either signed an extension agreement or are in the process of signing an extension. Accordingly, at December 31, 2023, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof.

During February 2023, the Company sold one of its loans receivable at its face value of $485,000. Mr. Assaf Ran, the Company’s President and Chief Executive Officer, participated in such acquisition in the amount of $152,000. In addition, in June 2023, the Company filed a foreclosure lawsuit relating to one property, as a result of a deed transfer from a borrower to a buyer without the Company’s consent. In that instance, the buyer of the property on which the Company had a valid mortgage suffered a data breach which resulted in the failure of the buyer to remit the funds needed for the loan payoff. In October 2023, the Company received the entire payoff amount for the loan receivable, including all unpaid fees, to rectify the situation.

Subsequent to the balance sheet date, approximately $6,932,000 of the loans receivable at December 31, 2023 were paid down or paid off, including approximately $2,767,000 originally due on or before December 31, 2023.

5. Line of Credit

The Company is a party to the Amended and Restated Credit and Security Agreement with Webster, Flushing and Mizrahi (the “Lenders”), which provides for the Webster Credit Line. Currently, the Webster Credit Line provides the Company with a credit line of $32.5 million in the aggregate until February 28, 2026, secured by assignments of mortgages and other collateral. The interest rates relating to the Webster Credit Line equal (i) the Secured Overnight Financing Rate (“SOFR”) plus a premium, which rate aggregated approximately 8.96%, including a 0.5% agency fee, as of December 31, 2023, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.00% and a 0.5% agency fee, as chosen by the Company for each drawdown.

The Webster Credit Line contains various covenants and restrictions including, among other covenants and restrictions, limiting the amount that the Company can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans the Company makes to its customers, limiting the Company’s ability to pay dividends under certain circumstances, and limiting the Company’s ability to repurchase its common shares, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates. In addition, the Webster Credit Line contains a cross default provision which will deem any default under any indebtedness owed by the Company or its subsidiary, MBC Funding, as a default under the credit line. Under the Amended and Restated Credit Agreement, the Company may repurchase, redeem or otherwise retire its equity securities in an amount not to exceed ten percent of the Company’s annual net income from the prior fiscal year. Further, the Company may issue up to $20 million in bonds through its subsidiary, of which not more than $10 million of such bonds may be secured by mortgage notes receivable, and provided that the terms and conditions of such bonds are approved by Webster, subject to its reasonable discretion.

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

The costs to establish and amend the Webster Credit Line are being amortized over the term of the respective agreement, using the straight-line method. The amortization costs for the years ended December 31, 2023 and 2022 were $18,318 and $39,583, respectively.

The Company was in compliance with all covenants of the Webster Credit Line, as amended, as of December 31, 2023. At December 31, 2023, the outstanding amount under the Amended Credit Agreement was $25,152,338. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% Agency Fee, as of December 31, 2023, was approximately 8.96%.

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

MBC Funding may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the Noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium. No Notes were redeemed by MBC Funding as of December 31, 2023.

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

The Company guaranteed MBC Funding’s obligations under the Notes, which are secured by its pledge of 100% of the outstanding common shares of MBC Funding that it owns.

The Company’s principal executive officers consist of Assaf Ran, who serves as its Chief Executive Officer and President, and Vanessa Kao, who serves as its Chief Financial Officer. As of December 31, 2023, each of Mr. Ran and Ms. Kao own an aggregate of $704,000 and $288,000 of the Notes, respectively.

7. Simple IRA Plan

On October 26, 2000, the board of directors approved a Simple IRA Plan (the “IRA Plan”) to attract and retain valuable executives. The IRA Plan allows for participation by up to 100 eligible employees of the Company. Under the IRA Plan, eligible employees may contribute a portion of their pre-tax yearly salary, up to the maximum contribution limit for Simple IRA Plans as set forth under the Internal Revenue Code of 1986, as amended, with the Company matching on a dollar-for-dollar basis up to 3% of the employees’ annual pre-tax compensation. These thresholds are subject to change under notice by the trustee for the IRA Plan. The Company is not responsible for any other costs under the IRA Plan. For the years ended December 31, 2023 and 2022, the Company contributed $19,554 and $18,985, respectively, as matching contributions to the IRA Plan.

8. Stockholders’ Equity

The Company adopted a share buyback program on April 11, 2023, for the repurchase of up to 100,000 of the Company’s common shares in the next twelve months. As of December 31, 2023, the Company purchased an aggregate of 54,294 common shares under this repurchase program, at an aggregate cost of approximately $262,000.

9. Stock-Based Compensation

Stock based compensation expense recognized under ASC 718 of $13,065 for each of the years ended December 31, 2023 and 2022 reflects the amortization of the fair value of 1,000,000 restricted shares granted to the Company’s Chief Executive Officer on September 9, 2011 of $195,968, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value is being amortized over 15 years. At December 31, 2023, all 1,000,000 shares remain restricted, and the remaining unrecognized stock-based compensation amounted to $34,839.

10. Commitments and Contingencies

Operating Leases

On October 27, 2020, the Company amended its existing lease (the “Lease Amendment”) for its corporate headquarters located at 60 Cutter Mill Road, Great Neck, New York, to expand the office premises and to extend the term of the non-cancelable lease through November 30, 2027. Among other things, the Lease Amendment provides for gradual rent increases from approximately $4,500 per month during the first three years to $5,100 per month during the last year of the extension term, and requires payments for electricity and future escalation increases, as defined. The Company also leases office equipment under a non-cancelable lease expiring in 2024.

At December 31, 2023, approximate future minimum lease payments, including mandatory fixed electricity charges, are as follows:

2024	$61,526
2025	60,926
2026	60,926
2027	55,848
Total minimum lease payments	239,226
Less: amount representing interest	(18,699)
Present Value of Net Minimum Lease Payments	$220,527

At December 31, 2023, the Company’s operating leases had a weighted-average remaining lease term of 3.91 years, and the weighted-average discount rate used was 4.15%, which was based on the Company’s incremental borrowing rate at the inception of the lease.

Rent expense, including fixed electricity charges and variable real estate taxes, in the years 2023 and 2022 was approximately $64,000 and $63,000, respectively.

Employment Agreements

In March 1999, the Company entered into an employment agreement with Mr. Ran, pursuant to which: (i) Mr. Ran’s employment term renews automatically on June 30th of each year for successive one-year periods unless either party gives to the other written notice at least 180 days prior to June 30th of its intention to terminate the agreement; (ii) Mr. Ran receives a current annual base salary of $350,000 and annual bonuses as determined by the Compensation Committee of the board of directors, in its sole and absolute discretion, and is eligible to participate in all executive benefit plans established and maintained by the Company; and (iii) Mr. Ran agreed to a one-year non-competition period following the termination of his employment.

In June 2022, the Compensation Committee approved an increase of Mr. Ran’s annual base salary from $305,000 to $350,000. Mr. Ran’s annual base compensation for the years 2023 and 2022 was $350,000 and $329,231, respectively. In addition, the Compensation Committee approved a special bonus of $60,000 and an annual bonus of $70,000 to Mr. Ran in 2023.

11. Subsequent Event

In accordance with the dividend declared by the Company’s Board of Directors on November 28, 2023, a cash dividend of $0.1125 per share in an aggregate amount of $1,287,073 was paid on January 16, 2024 to all shareholders of record on December 29, 2023.

