Form 10-Q
period 2024-03-31
MANHATTAN BRIDGE CAPITAL, INC
filed 2024-04-23
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of April 23, 2024, the registrant had a total of 11,438,651 common shares, $.001 par value per share, outstanding.

MANHATTAN BRIDGE CAPITAL, INC.

Forward Looking Statements

This report contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the words “believe,” “expect,” “intend,” “estimate” and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial condition and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements”), including but not limited to the following: (i) our loan origination activities, revenues and profits are limited by available funds; (ii) we operate in a highly competitive market and competition may limit our ability to originate loans with favorable interest rates; (iii) our Chief Executive Officer is critical to our business and our future success may depend on our ability to retain him; (iv) if we overestimate the yields on our loans or incorrectly value the collateral securing the loan, we may experience losses; (v) we may be subject to “lender liability” claims; (vi) our due diligence may not uncover all of a borrower’s liabilities or other risks to its business; (vii) borrower concentration could lead to significant losses; (viii) we may choose to make distributions in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive; and (ix) an increase in interest rates may impact our profitability. The accompanying information contained in this report, including the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” identifies important factors that could cause such differences. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

All references in this Form 10-Q to “Company,” “we,” “us,” or “our” refer to Manhattan Bridge Capital, Inc. and its wholly-owned subsidiary, MBC Funding II Corp., unless the context otherwise indicates.

PART I.       FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(unaudited)	(audited)
Assets
Loans receivable	$72,596,149	$73,048,403
Interest receivable on loans	1,514,836	1,395,905
Cash	87,097	104,222
Cash - restricted	311,545	1,587,773
Other assets	97,734	63,636
Operating lease right-of-use asset, net	193,650	207,364
Deferred financing costs, net	24,400	27,583
Total assets	$74,825,411	$76,434,886

Liabilities and Stockholders’ Equity
Liabilities:
Line of credit	$23,450,677	$25,152,338
Senior secured notes (net of deferred financing costs of $153,298 and $172,069, respectively)	5,846,702	5,827,931
Deferred origination fees	655,023	719,019
Accounts payable and accrued expenses	263,692	295,292
Operating lease liability	206,934	220,527
Dividends payable	1,315,445	1,287,073
Total liabilities	31,738,473	33,502,180

Commitments and contingencies

Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common shares - $.001 par value; 25,000,000 shares authorized; 11,757,058 issued; 11,438,651 and 11,440,651 outstanding, respectively	11,757	11,757
Additional paid-in capital	45,552,142	45,548,876
Less: Treasury stock, at cost – 318,407 and 316,407 shares	(1,070,406)	(1,060,606)
Accumulated deficit	(1,406,555)	(1,567,321)
Total stockholders’ equity	43,086,938	42,932,706

Total liabilities and stockholders’ equity	$74,825,411	$76,434,886

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Interest income from loans	$2,142,487	$1,953,821
Origination fees	430,591	443,971
Total revenue	2,573,078	2,397,792

Operating costs and expenses:
Interest and amortization of deferred financing costs	690,589	646,263
Referral fees	500	291
General and administrative expenses	410,278	496,096
Total operating costs and expenses	1,101,367	1,142,650

Income from operations	1,471,711	1,255,142
Other income	4,500	4,500
Net income	$1,476,211	$1,259,642

Basic and diluted net income per common share outstanding:
—Basic	$0.13	$0.11
—Diluted	$0.13	$0.11

Weighted average number of common shares outstanding:
—Basic	11,438,673	11,494,945
—Diluted	11,438,673	11,494,945

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Common Shares		Additional Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Cost	Deficit	Totals
Balance, January 1, 2024	11,757,058	$11,757	$45,548,876	316,407	$(1,060,606)	$(1,567,321)	$42,932,706
Non-cash compensation			3,266				3,266
Purchase of treasury shares				2,000	(9,800)		(9,800)
Dividends declared and payable						(1,315,445)	(1,315,445)
Net income						1,476,211	1,476,211
Balance, March 31, 2024	11,757,058	$11,757	$45,552,142	318,407	$(1,070,406)	$(1,406,555)	$43,086,938

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common Shares		Additional Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Cost	Deficit	Totals
Balance, January 1, 2023	11,757,058	$11,757	$45,535,811	262,113	$(798,939)	$(1,885,056)	$42,863,573
Non-cash compensation			3,266				3,266
Dividends declared and payable						(1,293,181)	(1,293,181)
Net income						1,259,642	1,259,642
Balance, March 31, 2023	11,757,058	$11,757	$45,539,077	262,113	$(798,939)	$(1,918,595)	$42,833,300

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$1,476,211		$1,259,642
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	21,954		27,540
Adjustment to operating lease right-of-use asset and liability	121		685
Depreciation	1,055		892
Non-cash compensation expense	3,266		3,266
Changes in operating assets and liabilities:
Interest receivable on loans	(118,931)		104,455
Other assets	(35,153)		(35,189)
Accounts payable and accrued expenses	(31,600)		(28,043)
Deferred origination fees	(63,996)		(18,272)
Net cash provided by operating activities	1,252,927		1,314,976

Cash flows from investing activities:
Issuance of short-term loans	(9,650,271)		(13,734,803)
Collections received from loans	10,102,525		16,285,581
Purchase of fixed assets	—		(5,085)
Net cash provided by investing activities	452,254		2,545,693

Cash flows from financing activities:
Repayment of line of credit, net	(1,701,661)		(2,413,957)
Dividend paid	(1,287,073)		(1,436,868)
Purchase of treasury shares	(9,800)		—
Deferred financing costs incurred	—		(38,192)
Net cash used in financing activities	(2,998,534)		(3,889,017)

Net decrease in cash	(1,293,353)		(28,348)
Cash and cash - restricted, beginning of period	1,691,995		103,540
Cash and cash - restricted, end of period	$398,642		$75,192

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$667,488		$636,990
Cash paid during the period for operating leases	$16,370		$15,917

Supplemental Schedule of Noncash Financing Activities:
Dividend declared and payable	$1,315,445		$1,293,181
Loan holdback relating to mortgage receivable	$—		$17,500

The components of cash and cash - restricted are as follows:
Cash	$87,097		$75,192
Cash - restricted	$311,545	$	---

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

1. THE COMPANY

The accompanying unaudited consolidated financial statements of Manhattan Bridge Capital, Inc. (“MBC”), a New York corporation founded in 1989, and its consolidated subsidiary, MBC Funding II Corp. (“MBC Funding II”), a New York corporation formed in December 2015 (collectively referred to herein as the “Company”) have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2023 and the notes thereto included in the Company’s Annual Report on Form 10-K. Results of consolidated operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

The consolidated financial statements include the accounts of MBC and MBC Funding II. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company offers short-term, secured, non–banking loans to real estate investors (also known as hard money loans) to fund their acquisition, renovation, rehabilitation or development of residential or commercial properties located in the New York metropolitan area, including New Jersey and Connecticut, and in Florida.

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

4. COMMERCIAL LOANS

Loans Receivable

The Company offers short-term secured non–banking loans to real estate investors (also known as hard money loans) to fund their acquisition and construction of properties located in the New York metropolitan area, including New Jersey and Connecticut, and in Florida. The loans are principally secured by collateral consisting of real estate and accompanied by personal guarantees from the principals of the borrowers. The loans are generally for a term of one year. The short-term loans are initially recorded, and carried thereafter, in the consolidated financial statements at cost. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term.

At March 31, 2024, the Company was committed to $6,882,819 in construction loans that can be drawn by the borrowers when certain conditions are met.

At March 31, 2024, no entity had loans outstanding representing more than 10% of the total balance of the loans outstanding.

The Company generally grants loans for a term of one year. When a performing loan reaches its maturity and the borrower requests an extension, the Company may extend the term of the loan beyond one year. Prior to granting an extension of any loan, the Company reevaluates the underlying collateral.

Credit Risk

Credit risk profile based on loan activity as of March 31, 2024 and December 31, 2023:

Performing loans	Developers-Residential	Developers-Commercial	Developers-Mixed Use	Total outstanding loans
March 31, 2024	$59,996,149	$10,680,000	$1,920,000	$72,596,149
December 31, 2023	$64,729,403	$7,300,000	$1,019,000	$73,048,403

At March 31, 2024, the Company’s loans receivable consisted of loans in the amount of $29,818, $760,433, $2,210,250, $1,030,000, $6,300,000 and $18,243,920, originally due or committed to lend to borrowers in 2016, 2019, 2020, 2021, 2022 and 2023, respectively. The loans receivable also includes loans in the amount of $6,115,000 originally due in the first quarter of 2024.

Generally, borrowers are paying their interest, and the Company receives a fee in connection with the extension of the loans. In all instances, the borrower has either signed an extension agreement or is in the process of signing the extension. Accordingly, at March 31, 2024, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof.

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

Subsequent to the balance sheet date, $2,000,000 of the loans receivable at March 31, 2024 were paid off.

5. LINE OF CREDIT

The Company executed an Amended and Restated Credit and Security Agreement (as amended, the “Amended and Restated Credit Agreement”), with Webster Business Credit Corporation (“Webster”), Flushing Bank (“Flushing”) and Mizrahi Tefahot Bank Ltd (“Mizrahi” and together with Webster and Flushing, the “Lenders”), which established the Company’s credit line (the “Webster Credit Line”). Currently, the Webster Credit Line provides the Company with a credit line of $32.5 million in the aggregate until February 28, 2026, secured by assignments of mortgages and other collateral. The interest rates relating to the Webster Credit Line equal (i) the Secured Overnight Financing Rate (“SOFR”) plus a premium, which rate aggregated approximately 8.9%, including a 0.5% agency fee, as of March 31, 2024, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.00% and a 0.5% agency fee, as chosen by the Company for each drawdown.

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

On January 31, 2023, the Company entered into an amendment, effective as of January 2, 2023, with respect to the Amended and Restated Credit Agreement with the Lenders and Mr. Ran, as guarantor, to (i) extend the maturity date of the credit line by three years to February 28, 2026; (ii) transition the applicable benchmark from LIBOR to SOFR and adjust the applicable margin with respect to Base Rate Loans and SOFR Loans; (iii) update the required calculation with respect to the fixed charge coverage ratio covenant; (iv) further increase the limit on individual loans and the concentration of any mortgagor (together with guarantors and other related entities and affiliates); and (v) eliminate the requirement to pledge additional mortgage loans as collateral for the credit line. In addition, the terms of the personal guaranty provided by Mr. Ran were amended such that the potential sums owed under such guaranty will not exceed the sum of $1,000,000 plus any costs relating to the enforcement of the personal guaranty.

The Company was in compliance with all covenants of the Webster Credit Line, as amended, as of March 31, 2024. At March 31, 2024, the outstanding amount under the Amended Credit Agreement was $23,450,677. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% agency fee, was approximately 8.9% as of March 31, 2024.

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

MBC Funding II may redeem the Notes, in whole or in part, at any time after April 22, 2019, upon at least 30 days prior written notice to the Noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium. No Notes were redeemed by MBC Funding II as of March 31, 2024.

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

The Company’s principal executive officers consist of Assaf Ran, who serves as its Chief Executive Officer and President, and Vanessa Kao, who serves as its Chief Financial Officer. As of March 31, 2024, each of Mr. Ran and Ms. Kao own an aggregate of $704,000 and $288,000 of our Notes, respectively.

7. EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are calculated in accordance with Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share” (“ASC Topic 260”). Under ASC Topic 260, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the potential dilution from the exercise of stock options and warrants for common shares using the treasury stock method. The numerator in calculating both basic and diluted earnings per common share for each period is the reported net income.

8. STOCK–BASED COMPENSATION

Stock-based compensation expense recognized under ASC Topic 718, “Compensation-Stock Compensation,” for each of the three-month periods ended March 31, 2024 and 2023 of $3,266 represents the amortization of the fair value of 1,000,000 restricted shares granted to the Company’s Chief Executive Officer on September 9, 2011 of $195,968, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value is being amortized over 15 years. At March 31, 2024, all 1,000,000 shares remained restricted, and the remaining unrecognized stock-based compensation amounted to $31,573. One third of such restricted shares shall vest on each of September 9, 2026, September 9, 2027, and September 9, 2028, respectively.

9. STOCKHOLDERS’ EQUITY

The Company adopted a share buyback program on April 11, 2023, for the repurchase of up to 100,000 of the Company’s common shares in the next twelve months. Before this program expired on April 10, 2024, the Company had purchased an aggregate of 56,294 common shares at an aggregate cost of $271,468, including 2,000 common shares repurchased during the first quarter of 2024 at an aggregate cost of $9,800.

10. SUBSEQUENT EVENT

In accordance with the dividend declared by the Company’s Board of Directors on February 7, 2024, a cash dividend of $0.115 per share in an aggregate amount of $1,315,445 were paid on April 15, 2024, to all shareholders of record on April 10, 2024.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The discussion and analysis contain forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements.

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

For the three month periods ended March 31, 2024 and 2023, the total amounts of $9,650,271 and $13,734,803, respectively, have been lent, offset by collections received from borrowers under our commercial loans in the amounts of $10,102,525 and $16,285,581, respectively.

At March 31, 2024, we were committed to $6,882,819 in construction loans that can be drawn by our borrowers when certain conditions are met.

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

Results of Operations

Three months ended March 31, 2024 compared to three months ended March 31, 2023

Total revenue

Total revenues for the three months ended March 31, 2024 were approximately $2,573,000 compared to approximately $2,398,000 for the three months ended March 31, 2023, an increase of $175,000, or 7.3%. The increase in revenue was due to higher interest rates charged on our commercial loans. For the three months ended March 31, 2024, approximately $2,142,000 of our revenue represents interest income on secured commercial loans that we offer to real estate investors, compared to approximately $1,954,000 for the same period in 2023, and approximately $431,000 and $444,000, respectively, represent origination fees on such loans. The loans are principally secured by collateral consisting of real estate and accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for the three months ended March 31, 2024 were approximately $691,000 compared to approximately $646,000 for the three months ended March 31, 2023, an increase of $45,000, or 7.0%. The increase is primarily attributable to the increase in interest expense due to higher interest rates and increases in amounts borrowed relating to the use of the Webster Credit Line (See Note 5 to the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q).

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2024 were approximately $410,000 compared to approximately $496,000 for the three months ended March 31, 2023, a decrease of $86,000, or 17.3%. The decrease is primarily attributable to a special bonus to officers in 2023 for extending the Webster Credit Line, partially offset by increases in bank fees and in travel and meals expenses.

Net income

Net income for the three months ended March 31, 2024 was approximately $1,476,000 compared to approximately $1,260,000 for the three months ended March 31, 2023, an increase of $216,000, or 17.1%. This increase is primarily attributable to the increase in interest income from loans and the decrease in general and administrative expenses, partially offset by the increase in interest expense.

Liquidity and Capital Resources

At March 31, 2024, we had cash of approximately $87,000, compared to cash of approximately $104,000 at December 31, 2023, not including restricted cash, which mainly represents collections received, pending clearance, from the Company’s commercial loans and is primarily dedicated to the reduction of the Webster Credit Line.

For the three months ended March 31, 2024, net cash provided by operating activities was approximately $1,253,000, compared to approximately $1,315,000 for the three months ended March 31, 2023. The decrease in net cash provided by operating activities primarily resulted from the increase in interest receivable on loans and the decrease in deferred origination fees, partially offset by the increase in net income.

For the three months ended March 31, 2024, net cash provided by investing activities was approximately $452,000, compared to approximately $2,546,000 for the three months ended March 31, 2023. Net cash provided by investing activities for the three months ended March 31, 2024 consisted of the collection of our commercial loans of approximately $10,103,000, offset by the issuance of commercial loans of approximately $9,650,000. Net cash provided by investing activities for the three months ended March 31, 2023 mainly consisted of the collection of our commercial loans of approximately $16,286,000, offset by the issuance of commercial loans of approximately $13,735,000.

For the three months ended March 31, 2024, net cash used in financing activities was approximately $2,999,000, compared to approximately $3,889,000 for the three months ended March 31, 2023. Net cash used in financing activities for the three months ended March 31, 2024 reflects the repayment of the Webster Credit Line of approximately $1,702,000, a dividend payment of approximately $1,287,000 and the purchase of treasury shares of approximately $10,000. Net cash used in financing activities for the three months ended March 31, 2023 reflects the repayment of the Webster Credit Line of approximately $2,414,000, a dividend payment of approximately $1,437,000 and payments for deferred financing costs of approximately $38,000.

Our Amended and Restated Credit and Security Agreement with Webster, Flushing Bank and Mizrahi provides for the Webster Credit Line. Currently, the Webster Credit Line provides us with a credit line of $32.5 million in the aggregate until February 28, 2026, secured by assignments of mortgages and other collateral. The interest rates relating to the Webster Credit Line equal (i) SOFR plus a premium, which rate aggregated approximately 8.9%, including a 0.5% agency fee, as of March 31, 2024, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.00% and a 0.5% agency fee, as chosen by the Company for each drawdown.

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

On January 31, 2023, we entered into an amendment, effective as of January 2, 2023, with respect to the Amended and Restated Credit Agreement with the Lenders and Mr. Ran, as guarantor, to (i) extend the maturity date of the credit line by three years to February 28, 2026; (ii) transition the applicable benchmark from LIBOR to SOFR and adjust the applicable margin with respect to Base Rate Loans and SOFR Loans; (iii) update the required calculation with respect to the fixed charge coverage ratio covenant; (iv) further increase the limit on individual loans and the concentration of any mortgagor (together with guarantors and other related entities and affiliates); and (v) eliminate the requirement to pledge an additional mortgage loans as collateral for the credit line. In addition, the terms of the personal guaranty provided by Mr. Ran were amended such that the potential sums owed under such guaranty will not exceed the sum of $1,000,000 plus any costs relating to the enforcement of the personal guaranty.

We were in compliance with all covenants of the Webster Credit Line, as amended, as of March 31, 2024. At March 31, 2024, the outstanding amount under the Amended and Restated Credit Agreement was $23,450,677. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% agency fee, was approximately 8.9% as of March 31, 2024.

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

The Notes are secured by a first priority lien on all of MBC Funding II’s assets, including, primarily, mortgage notes, mortgages and other transaction documents entered into in connection with first mortgage loans originated and funded by us, which MBC Funding II acquired from MBC pursuant to an asset purchase agreement. MBC Funding II may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium. No Notes were redeemed by MBC Funding II as of March 31, 2024.

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

On April 11, 2023, our board of directors authorized a share buyback program for the repurchase of up to 100,000 of our common shares in the next twelve months. Before this program expired on April 10, 2024, we had purchased an aggregate of 56,294 common shares at an aggregate cost of approximately $271,000.

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

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 11, 2023, our board of directors authorized a share buyback program for the repurchase of up to 100,000 of our common shares in the next twelve months. Before this program expired on April 10, 2024, we had repurchased an aggregate of 56,294 common shares at an aggregate cost of approximately $271,000.

As set forth in the table below, during the quarter ended March 31, 2024, we repurchased 2,000 of our common shares under the share buyback program at an aggregate cost of $9,800.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2024	2,000	$4.90	2,000	43,706
February 1-29, 2024	0	$—	0	43,706
March 1-31, 2024	0	$—	0	43,706
Total	2,000	$4.90	2,000	43,706

Item 6. EXHIBITS

Exhibit No.	Description
10.1	Amendment No. 7 to Amended and Restated Credit and Security Agreement, effective March 31, 2024, among Manhattan Bridge Capital, Inc., Webster Business Credit Corporation, Flushing Bank, Mizrahi and Assaf Ran
31.1	Chief Executive Officer Certification under Rule 13a-14
31.2	Chief Financial Officer Certification under Rule 13a-14
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Schema Document
101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Manhattan Bridge Capital, Inc. (Registrant)

Date: April 23, 2024	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: April 23, 2024	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

