Form 10-Q
period 2024-06-30
MANHATTAN BRIDGE CAPITAL, INC
filed 2024-07-22
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________________ to _________________________________

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

As of July 22, 2024, the registrant had a total of 11,438,651 common shares, $.001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(unaudited)	(audited)
Assets
Loans receivable	$66,859,733	$73,048,403
Interest and other fees receivable on loans	1,488,784	1,395,905
Cash	105,929	104,222
Cash - restricted	—	1,587,773
Other assets	134,321	63,636
Right-of-use asset - operating lease, net	180,446	207,364
Deferred financing costs, net	23,101	27,583
Total assets	$68,792,314	$76,434,886

Liabilities and Stockholders’ Equity
Liabilities:
Line of credit	$17,345,510	$25,152,338
Senior secured notes (net of deferred financing costs of $134,528 and $172,069, respectively)	5,865,472	5,827,931
Deferred origination fees	646,027	719,019
Accounts payable and accrued expenses	242,248	295,292
Operating lease liability	193,800	220,527
Dividends payable	1,315,445	1,287,073
Total liabilities	25,608,502	33,502,180

Commitments and contingencies

Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common shares - $.001 par value; 25,000,000 shares authorized; 11,757,058 issued; 11,438,651 and 11,440,651 outstanding, respectively	11,757	11,757
Additional paid-in capital	45,555,408	45,548,876
Less: Treasury stock, at cost – 318,407 and 316,407 shares, respectively	(1,070,406)	(1,060,606)
Accumulated deficit	(1,312,947)	(1,567,321)
Total stockholders’ equity	43,183,812	42,932,706

Total liabilities and stockholders’ equity	$68,792,314	$76,434,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Interest income from loans	$2,032,687	$1,942,527	$4,175,174	$3,896,349
Origination fees	410,528	456,835	841,119	900,806
Total revenue	2,443,215	2,399,362	5,016,293	4,797,155

Operating costs and expenses:
Interest and amortization of deferred financing costs	603,230	595,427	1,293,819	1,241,690
Referral fees	500	1,000	1,000	1,292
General and administrative expenses	434,282	400,979	844,560	897,075
Total operating costs and expenses	1,038,012	997,406	2,139,379	2,140,057
Income from operations	1,405,203	1,401,956	2,876,914	2,657,098
Other income	4,500	20,380	9,000	24,880
Income before income tax expense	1,409,703	1,422,336	2,885,914	2,681,978
Income tax expense	(650)	(650)	(650)	(650)
Net income	$1,409,053	$1,421,686	$2,885,264	$2,681,328

Basic and diluted net income per common share outstanding:
—Basic	$0.12	$0.12	$0.25	$0.23
—Diluted	$0.12	$0.12	$0.25	$0.23

Weighted average number of common shares outstanding:
—Basic	11,438,651	11,475,406	11,438,662	11,485,116
—Diluted	11,438,651	11,475,406	11,438,662	11,485,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2024

	Common Shares		Additional	Treasury Stock		Accumulated
	Shares	Amount	Paid in Capital	Shares	Cost	Deficit	Totals
Balance, April 1, 2024	11,757,058	$11,757	$45,552,142	318,407	$(1,070,406)	$(1,406,555)	$43,086,938
Non - cash compensation			3,266				3,266
Dividends declared and payable						(1,315,445)	(1,315,445)
Net income						1,409,053	1,409,053
Balance, June 30, 2024	11,757,058	$11,757	$45,555,408	318,407	$(1,070,406)	$(1,312,947)	$43,183,812

FOR THE THREE MONTHS ENDED JUNE 30, 2023

	Common Shares		Additional	Treasury Stock		Accumulated
	Shares	Amount	Paid in Capital	Shares	Cost	Deficit	Totals
Balance, April 1, 2023	11,757,058	$11,757	$45,539,077	262,113	$(798,939)	$(1,918,595)	$42,833,300
Purchase of treasury shares				33,360	(164,806)		(164,806)
Non - cash compensation			3,266				3,266
Dividends declared and payable						(1,289,428)	(1,289,428)
Net income						1,421,686	1,421,686
Balance, June 30, 2023	11,757,058	$11,757	$45,542,343	295,473	$(963,745)	$(1,786,337)	$42,804,018

FOR THE SIX MONTHS ENDED JUNE 30, 2024

	Common Shares		Additional	Treasury Stock		Accumulated
	Shares	Amount	Paid in Capital	Shares	Cost	Deficit	Totals
Balance, January 1, 2024	11,757,058	$11,757	$45,548,876	316,407	$(1,060,606)	$(1,567,321)	$42,932,706
Purchase of treasury shares				2,000	(9,800)		(9,800)
Non - cash compensation			6,532				6,532
Dividends paid						(1,315,445)	(1,315,445)
Dividends declared and payable						(1,315,445)	(1,315,445)
Net income						2,885,264	2,885,264
Balance, June 30, 2024	11,757,058	$11,757	$45,555,408	318,407	$(1,070,406)	$(1,312,947)	$43,183,812

FOR THE SIX MONTHS ENDED JUNE 30, 2023

	Common Shares		Additional	Treasury Stock		Accumulated
	Shares	Amount	Paid in Capital	Shares	Cost	Deficit	Totals
Balance, January 1, 2023	11,757,058	$11,757	$45,535,811	262,113	$(798,939)	$(1,885,056)	$42,863,573
Purchase of treasury shares				33,360	(164,806)		(164,806)
Non - cash compensation			6,532				6,532
Dividends paid						(1,293,181)	(1,293,181)
Dividends declared and payable						(1,289,428)	(1,289,428)
Net income						2,681,328	2,681,328
Balance, June 30, 2023	11,757,058	$11,757	$45,542,343	295,473	$(963,745)	$(1,786,337)	$42,804,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$2,885,264	$2,681,328
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	44,191	49,494
Adjustment to right-of-use asset - operating lease and liability	190	1,230
Depreciation	2,209	1,946
Non-cash compensation expense	6,532	6,532
Changes in operating assets and liabilities:
Interest and other fees receivable on loans	(92,879)	89,214
Other assets	(71,703)	(72,115)
Accounts payable and accrued expenses	(53,044)	(58,132)
Deferred origination fees	(72,992)	17,853
Net cash provided by operating activities	2,647,768	2,717,350

Cash flows from investing activities:
Issuance of short-term loans	(19,677,520)	(28,122,249)
Collections received from loans	25,866,190	32,811,877
Purchase of fixed assets	(1,191)	(5,085)
Net cash provided by investing activities	6,187,479	4,684,543

Cash flows from financing activities:
Repayment of line of credit, net	(7,806,828)	(4,323,513)
Dividends paid	(2,602,518)	(2,730,049)
Purchase of treasury shares	(9,800)	(164,806)
Deferred financing costs incurred	(2,167)	(38,191)
Net cash used in financing activities	(10,421,313)	(7,256,559)

Net (decrease) increase in cash	(1,586,066)	145,334
Cash and cash - restricted, beginning of period*	1,691,995	103,540
Cash, end of period	$105,929	$248,874

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for taxes	$650	$650
Cash paid during the period for interest	$1,297,587	$1,215,297
Cash paid during the period for operating leases	$32,208	$31,863

Supplemental Schedule of Noncash Financing Activities:
Dividend declared and payable	$1,315,445	$1,289,428
Loan holdback relating to mortgage receivable	$—	$17,500

*	At December 31, 2023, cash and restricted cash consisted of $1,587,773 of restricted cash.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

1. THE DESCRIPTION OF COMPANY

The accompanying unaudited condensed consolidated financial statements of Manhattan Bridge Capital, Inc. (“MBC”), a New York corporation founded in 1989, and its consolidated subsidiary, MBC Funding II Corp. (“MBC Funding II”), a New York corporation formed in December 2015 (collectively referred to herein as the “Company”) have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the year ended December 31, 2023 and the notes thereto included in the Company’s Annual Report on Form 10-K. Results of consolidated operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year.

The Company offers short-term, secured, non–banking loans to real estate investors (also known as hard money loans) to fund their acquisition, renovation, rehabilitation or development of residential or commercial properties located in the New York metropolitan area, including New Jersey and Connecticut, and in Florida.

Summary of Significant Accounting Policies

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

The condensed consolidated financial statements include the accounts of MBC and MBC Funding II. All significant intercompany balances and transactions have been eliminated in consolidation.

Interest income from commercial loans is recognized, as earned, over the loan period.

Origination fee revenue on commercial loans is amortized over the term of the respective note.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

3. CASH – RESTRICTED

Restricted cash mainly represents collections received, pending clearance, from the Company’s commercial loans and is primarily dedicated to the reduction of the Webster Credit Line (as defined below), established pursuant to the Amended and Restated Credit Agreement (as defined below, see Note 5).

4. COMMERCIAL LOANS

Loans Receivable

The Company offers short-term secured non–banking loans to real estate investors (also known as hard money loans) to fund their acquisition and construction of properties located in the New York metropolitan area, including New Jersey and Connecticut, and in Florida. The loans are principally secured by collateral consisting of real estate and accompanied by personal guarantees from the principals of the borrowers. The loans are generally for a term of one year. The short-term loans are initially recorded, and carried thereafter, in the condensed consolidated financial statements at cost. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term.

At June 30, 2024, the Company was committed to $9,057,307 in construction loans that can be drawn by the borrowers when certain conditions are met.

At June 30, 2024, no entity had loans outstanding representing more than 10% of the total balance of the loans outstanding.

The Company generally grants loans for a term of one year. When a performing loan reaches its maturity and the borrower requests an extension, the Company may extend the term of the loan beyond one year. Prior to granting an extension of any loan, the Company reevaluates the underlying collateral.

Credit Risk

Credit risk profile based on loan activity as of June 30, 2024 and December 31, 2023:

Performing loans	Developers- Residential	Developers- Commercial	Developers- Mixed Use	Total outstanding loans
June 30, 2024	$57,210,156	$8,204,577	$1,445,000	$66,859,733
December 31, 2023 (audited)	$64,729,403	$7,300,000	$1,019,000	$73,048,403

At June 30, 2024, the Company’s loans receivable consisted of loans in the amount of $26,213, $760,433, $1,760,250, $120,000, $5,265,000 and $16,615,666, originally due or committed to lend to borrowers in 2016, 2019, 2020, 2021, 2022 and 2023, respectively. The loans receivable also includes loans in the amount of $11,446,000 originally due in the first six months of 2024.

Generally, borrowers are paying their interest, and the Company receives a fee in connection with the extension of the loans. In all instances, the borrower has either signed an extension agreement or is in the process of signing the extension. Accordingly, at June 30, 2024, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof.

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

Subsequent to the balance sheet date, $600,000 of the loans receivable at June 30, 2024 were paid off.

5. LINE OF CREDIT

The Company executed an Amended and Restated Credit and Security Agreement (as amended, the “Amended and Restated Credit Agreement”), with Webster Business Credit Corporation (“Webster”), Flushing Bank (“Flushing”) and Mizrahi Tefahot Bank Ltd (“Mizrahi” and together with Webster and Flushing, the “Lenders”), which established the Company’s credit line (the “Webster Credit Line”). Currently, the Webster Credit Line provides the Company with a credit line of $32.5 million in the aggregate until February 28, 2026, secured by assignments of mortgages and other collateral. The interest rates relating to the Webster Credit Line equal (i) the Secured Overnight Financing Rate (“SOFR”) plus a premium, which rate aggregated approximately 8.9%, including a 0.5% agency fee, as of June 30, 2024, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.00% and a 0.5% agency fee, as chosen by the Company for each drawdown.

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

The Company was in compliance with all covenants of the Webster Credit Line, as amended, as of June 30, 2024. At June 30, 2024, the outstanding amount under the Amended Credit Agreement was $17,345,510. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% agency fee, was approximately 8.9% as of June 30, 2024.

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

MBC Funding II may redeem the Notes, in whole or in part, at any time after April 22, 2019, upon at least 30 days prior written notice to the Noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium. No Notes were redeemed by MBC Funding II as of June 30, 2024.

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

The Company’s principal executive officers consist of Assaf Ran, who serves as its Chief Executive Officer and President, and Vanessa Kao, who serves as its Chief Financial Officer. As of June 30, 2024, each of Mr. Ran and Ms. Kao own an aggregate of $704,000 and $288,000 of our Notes, respectively.

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

8. STOCK–BASED COMPENSATION

Stock-based compensation expense recognized under ASC Topic 718, “Compensation-Stock Compensation,” for each of the three-month periods ended June 30, 2024 and 2023 of $3,266, and for each of the six-month periods ended June 30, 2024 and 2023, of $6,532 represents the amortization of the fair value of 1,000,000 restricted shares granted to the Company’s Chief Executive Officer on September 9, 2011 of $195,968, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value is being amortized over 15 years. At June 30, 2024, all 1,000,000 shares remained restricted, and the remaining unrecognized stock-based compensation amounted to $28,307. One third of such restricted shares shall vest on each of September 9, 2026, September 9, 2027, and September 9, 2028, respectively.

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

10. COMMITMENT

In accordance with the dividend declared by the Company’s Board of Directors on March 12, 2024, a cash dividend of $0.115 per share in an aggregate amount of $1,315,445 was paid on July 15, 2024, to all shareholders of record on July 10, 2024.

********

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The discussion and analysis contain forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements.

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

The properties securing the loans are generally classified as residential or commercial real estate and, typically, are not income producing. Each loan is secured by a first mortgage lien on real estate. In addition, each loan is personally guaranteed by the principal(s) of the borrower, which guarantee may be collaterally secured by a pledge of the guarantor’s interest in the borrower. The face amount of the loans we originated in the past seven years ranged from $40,000 to a maximum of $3.6 million. Our lending policy limits the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $4 million. Our loans typically have a maximum initial term of 12 months and bear interest at a fixed rate of 9% to 13.5% per year. In addition, we usually receive origination fees or “points” ranging from 0% to 2% of the original principal amount of the loan as well as other fees relating to underwriting and funding the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser) and in the case of construction financing, it is typically up to 80% of construction costs.

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

For the six month periods ended June 30, 2024 and 2023, the total amounts of $19,677,520 and $28,122,249, respectively, have been lent, offset by collections received from borrowers, under our commercial loans of $25,866,190 and $32,811,877, respectively.

At June 30, 2024, we were committed to $9,057,307 in construction loans that can be drawn by our borrowers when certain conditions are met.

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

Results of Operations

Three months ended June 30, 2024 compared to three months ended June 30, 2023

Total revenue

Total revenues for the three months ended June 30, 2024 were approximately $2,443,000 compared to approximately $2,399,000 for the three months ended June 30, 2023, an increase of $44,000, or 1.8%. The increase in revenue was due to higher interest rates charged on our commercial loans, partially offset by a reduction in loans receivable, period over period, and reduced origination fees, which were impacted by a slowdown in new loan originations. For the three months ended June 30, 2024 and 2023, approximately $2,033,000 and $1,943,000, respectively, of our revenues were attributable to interest income on secured commercial loans that we offer to real estate investors, and approximately $411,000 and $457,000, respectively, of our revenues were attributable to origination fees on such loans. The loans are principally secured by collateral consisting of real estate and accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for the three months ended June 30, 2024 were approximately $603,000 compared to approximately $595,000 for the three months ended June 30, 2023, an increase of $8,000, or 1.3%. The increase is primarily due to higher interest expenses resulting from elevated interest rates, partially offset by a reduction in borrowed amounts related to the use of the Webster Credit Line. (See Note 5 to the condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q).

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2024 were approximately $434,000 compared to approximately $401,000 for the three months ended June 30, 2023, an increase of $33,000, or 8.2%. The increase is primarily due to costs related to the filing of our registration statement on Form S-3 incurred in 2024, along with higher salaries and legal fees, partially offset by reductions in marketing and banking expenses.

Net income

Net income for the three months ended June 30, 2024 was approximately $1,409,000 compared to approximately $1,422,000 for the three months ended June 30, 2023, a decrease of $13,000, or 0.9%.

Six months ended June 30, 2024 compared to six months ended June 30, 2023

Total revenue

Total revenues for the six months ended June 30, 2024 were approximately $5,016,000 compared to approximately $4,797,000 for the six months ended June 30, 2023, an increase of $219,000, or 4.6%. The increase in revenue was due to higher interest rates charged on our commercial loans, partially offset by a reduction in loans receivable, period over period, and reduced origination fees, which were impacted by a slowdown in new loan originations. For the six months ended June 30, 2024 and 2023, revenues of approximately $4,175,000 and $3,896,000, respectively, were attributable to interest income on secured commercial loans that we offer to real estate investors, and approximately $841,000 and $901,000, respectively, were attributable to origination fees on such loans. The loans are principally secured by collateral consisting of real estate and accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for the six months ended June 30, 2024 were approximately $1,294,000 compared to approximately $1,242,000 for the six months ended June 30, 2023, an increase of $52,000, or 4.2%. The increase is primarily due to higher interest expenses resulting from elevated interest rates, partially offset by a reduction in borrowed amounts related to the use of the Webster Credit Line. (See Note 5 to the condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q).

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2024 were approximately $845,000 compared to approximately $897,000 for the six months ended June 30, 2023, a decrease of $52,000, or 5.8%. The decrease is primarily due to a special bonus awarded to officers in 2023 for extending the Webster Credit Line, partially offset by costs related to the filing of our registration statement on Form S-3 incurred in 2024.

Net income

Net income for the six months ended June 30, 2024 was approximately $2,885,000 compared to approximately $2,681,000 for the six months ended June 30, 2023, an increase of $204,000, or 7.6%. This increase is primarily attributable to the increase in interest income from loans and the decrease in general and administrative expenses, partially offset by the increase in interest expense.

Liquidity and Capital Resources

At June 30, 2024, we had cash of approximately $106,000, compared to cash of approximately $104,000 at December 31, 2023.

For the six months ended June 30, 2024, net cash provided by operating activities was approximately $2,648,000, compared to approximately $2,717,000 for the six months ended June 30, 2023. The decrease in net cash provided by operating activities primarily resulted from the increase in interest and other fees receivable on loans and the decrease in deferred origination fees, partially offset by the increase in net income.

For the six months ended June 30, 2024, net cash provided by investing activities was approximately $6,187,000, compared to approximately $4,685,000 for the six months ended June 30, 2023. Net cash provided by investing activities for the six months ended June 30, 2024 mainly consisted of the collection of our commercial loans of approximately $25,866,000, offset by the issuance of commercial loans of approximately $19,678,000. Net cash provided by investing activities for the six months ended June 30, 2023 mainly consisted of the collection of our commercial loans of approximately $32,812,000, offset by the issuance of commercial loans of approximately $28,122,000.

For the six months ended June 30, 2024, net cash used in financing activities was approximately $10,421,000, compared to approximately $7,257,000 for the six months ended June 30, 2023. Net cash used in financing activities for the six months ended June 30, 2024 reflects the partial repayment of the Webster Credit Line of approximately $7,807,000, dividend payments of approximately $2,603,000, repurchase of treasury shares of approximately $10,000 and deferred financing costs of approximately $2,000. Net cash used in financing activities for the six months ended June 30, 2023 reflects the partial repayment of the Webster Credit Line of approximately $4,324,000, dividend payments of approximately $2,730,000, repurchase of treasury shares of approximately $165,000 and deferred financing costs of approximately $38,000.

Our Amended and Restated Credit and Security Agreement with Webster, Flushing Bank and Mizrahi provides for the Webster Credit Line. Currently, the Webster Credit Line provides us with a credit line of $32.5 million in the aggregate until February 28, 2026, secured by assignments of mortgages and other collateral. The interest rates relating to the Webster Credit Line equal (i) SOFR plus a premium, which rate aggregated approximately 8.9%, including a 0.5% agency fee, as of June 30, 2024, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.00% and a 0.5% agency fee, as chosen by the Company for each drawdown.

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

We were in compliance with all covenants of the Webster Credit Line, as amended, as of June 30, 2024. At June 30, 2024, the outstanding amount under the Amended and Restated Credit Agreement was $17,345,510. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% agency fee, was approximately 8.9% as of June 30, 2024.

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

The Notes are secured by a first priority lien on all of MBC Funding II’s assets, including, primarily, mortgage notes, mortgages and other transaction documents entered into in connection with first mortgage loans originated and funded by us, which MBC Funding II acquired from MBC pursuant to an asset purchase agreement. MBC Funding II may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium. No Notes were redeemed by MBC Funding II as of June 30, 2024.

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

We anticipate that our current cash balances and the Amended and Restated Credit Agreement, as described above, together with our cash flows from operations will be sufficient to fund our operations for the next 12 months. In addition, from time to time, we receive short-term unsecured loans from our executive officers and others in order to provide us with the flexibility necessary to maintain a steady deployment of capital. However, we expect our working capital requirements to increase over the next 12 months as we continue to strive for growth at the right conditions.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Manhattan Bridge Capital, Inc. (Registrant)

Date: July 22, 2024	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: July 22, 2024	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

