Form 10-Q
period 2024-09-30
MANHATTAN BRIDGE CAPITAL, INC
filed 2024-10-23
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________________ to ____________________________

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

As of October 23, 2024, the registrant had a total of 11,438,651 common shares, $.001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(unaudited)	(audited)
Assets
Loans receivable	$68,711,438	$73,048,403
Interest and other fees receivable on loans	1,536,643	1,395,905
Cash	167,863	104,222
Cash - restricted	—	1,587,773
Other assets	99,180	63,636
Right-of-use asset - operating lease, net	167,243	207,364
Deferred financing costs, net	19,636	27,583
Total assets	$70,702,003	$76,434,886

Liabilities and Stockholders’ Equity
Liabilities:
Line of credit	$19,170,268	$25,152,338
Senior secured notes (net of deferred financing costs of $115,756 and $172,069, respectively)	5,884,244	5,827,931
Deferred origination fees	618,812	719,019
Accounts payable and accrued expenses	211,786	295,292
Operating lease liability	180,529	220,527
Loan holdback	50,000	—
Dividends payable	1,315,445	1,287,073
Total liabilities	27,431,084	33,502,180

Commitments and contingencies

Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common shares - $.001 par value; 25,000,000 shares authorized; 11,757,058 issued; 11,438,651 and 11,440,651 outstanding, respectively	11,757	11,757
Additional paid-in capital	45,558,674	45,548,876
Less: Treasury stock, at cost – 318,407 and 316,407 shares, respectively	(1,070,406)	(1,060,606)
Accumulated deficit	(1,229,106)	(1,567,321)
Total stockholders’ equity	43,270,919	42,932,706
Total liabilities and stockholders’ equity	$70,702,003	$76,434,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Interest income from loans	$1,952,957	$1,992,495	$6,128,131	$5,888,843
Origination fees	360,376	441,271	1,201,494	1,342,077
Total revenue	2,313,333	2,433,766	7,329,625	7,230,920

Operating costs and expenses:
Interest and amortization of deferred financing costs	537,218	614,389	1,831,037	1,856,079
Referral fees	847	361	1,847	1,652
General and administrative expenses	380,482	377,192	1,225,041	1,274,267
Total operating costs and expenses	918,547	991,942	3,057,925	3,131,998
Income from operations	1,394,786	1,441,824	4,271,700	4,098,922
Other income	4,500	4,500	13,500	29,380
Income before income tax expense	1,399,286	1,446,324	4,285,200	4,128,302
Income tax expense	—	—	(650)	(650)
Net income	$1,399,286	$1,446,324	$4,284,550	$4,127,652

Basic and diluted net income per common share outstanding:
—Basic	$0.12	$0.13	$0.37	$0.36
—Diluted	$0.12	$0.13	$0.37	$0.36

Weighted average number of common shares outstanding
—Basic	11,438,651	11,461,052	11,438,658	11,477,133
—Diluted	11,438,651	11,461,052	11,438,658	11,477,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024

	Common Shares		Additional Paid in	Treasury Shares		Accumulated
	Shares	Amount	Capital	Shares	Cost	Deficit	Totals
Balance, July 1, 2024	11,757,058	$11,757	$45,555,408	318,407	$(1,070,406)	$(1,312,947)	$43,183,812
Non-cash compensation			3,266				3,266
Dividends declared and payable						(1,315,445)	(1,315,445)
Net income						1,399,286	1,399,286
Balance, September 30, 2024	11,757,058	$11,757	$45,558,674	318,407	$(1,070,406)	$(1,229,106)	$43,270,919

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

	Common Shares		Additional Paid in	Treasury Shares		Accumulated
	Shares	Amount	Capital	Shares	Cost	Deficit	Totals
Balance, July 1, 2023	11,757,058	$11,757	$45,542,343	295,473	$(963,745)	$(1,786,337)	$42,804,018
Purchase of treasury shares				4,500	(20,885)		(20,885)
Non-cash compensation			3,266				3,266
Dividends declared and payable						(1,288,753)	(1,288,753)
Net income						1,446,324	1,446,324
Balance, September 30, 2023	11,757,058	$11,757	$45,545,609	299,973	$(984,630)	$(1,628,766)	$42,943,970

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

	Common Shares		Additional Paid in	Treasury Shares		Accumulated
	Shares	Amount	Capital	Shares	Cost	Deficit	Totals
Balance, January 1, 2024	11,757,058	$11,757	$45,548,876	316,407	$(1,060,606)	$(1,567,321)	$42,932,706
Purchase of treasury shares				2,000	(9,800)		(9,800)
Non-cash compensation			9,798				9,798
Dividends paid						(2,630,890)	(2,630,890)
Dividends declared and payable						(1,315,445)	(1,315,445)
Net income						4,284,550	4,284,550
Balance, September 30, 2024	11,757,058	$11,757	$45,558,674	318,407	$(1,070,406)	$(1,229,106)	$43,270,919

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

	Common Shares		Additional Paid in	Treasury Shares		Accumulated
	Shares	Amount	Capital	Shares	Cost	Deficit	Totals
Balance, January 1, 2023	11,757,058	$11,757	$45,535,811	262,113	$(798,939)	$(1,885,056)	$42,863,573
Purchase of treasury shares				37,860	(185,691)		(185,691)
Non-cash compensation			9,798				9,798
Dividends paid						(2,582,609)	(2,582,609)
Dividends declared and payable						(1,288,753)	(1,288,753)
Net income						4,127,652	4,127,652
Balance, September 30, 2023	11,757,058	$11,757	$45,545,609	299,973	$(984,630)	$(1,628,766)	$42,943,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$4,284,550	$4,127,652
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	66,427	71,449
Adjustment to right-of-use asset - operating lease and liability	121	1,636
Depreciation	3,480	3,001
Non-cash compensation expense	9,798	9,798
Changes in operating assets and liabilities:
Interest and other fees receivable on loans	(140,738)	14,128
Other assets	(35,005)	(38,381)
Accounts payable and accrued expenses	(83,505)	(53,682)
Deferred origination fees	(100,207)	1,167
Net cash provided by operating activities	4,004,921	4,136,768

Cash flows from investing activities:
Issuance of short-term loans	(29,362,922)	(40,810,565)
Collections received from loans	33,749,887	44,512,989
Purchase of fixed assets	(4,018)	(5,085)
Net cash provided by investing activities	4,382,947	3,697,339

Cash flows from financing activities:
Repayment of line of credit, net	(5,982,070)	(3,561,140)
Dividends paid	(3,917,963)	(4,019,478)
Purchase of treasury shares	(9,800)	(185,691)
Deferred financing costs incurred	(2,167)	(38,191)
Net cash used in financing activities	(9,912,000)	(7,804,500)

Net (decrease) increase in cash	(1,524,132)	29,607
Cash and cash - restricted, beginning of period*	1,691,995	103,540
Cash, end of period	$167,863	$133,147

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for taxes	$650	$650
Cash paid during the period for interest	$1,816,980	$1,797,254
Cash paid during the period for operating leases	$47,779	$47,822

Supplemental Schedule of Noncash Financing Activities:
Dividend declared and payable	$1,315,445	$1,288,753
Loan holdback relating to mortgage receivable	$50,000	$—

*	At December 31, 2023, cash and restricted cash consisted of $1,587,773 of restricted cash.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

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

2. RECENTLY ISSUED TECHNICAL ACCOUNTING PRONOUNCEMENTS

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

At September 30, 2024, the Company was committed to $8,147,338 in construction loans that can be drawn by the borrowers when certain conditions are met.

At September 30, 2024, no entity had loans outstanding representing more than 10% of the total balance of the loans outstanding.

The Company generally grants loans for a term of one year. When a performing loan reaches its maturity and the borrower requests an extension, the Company may extend the term of the loan beyond one year. Prior to granting an extension of any loan, the Company reevaluates the underlying collateral.

Credit Risk

Credit risk profile based on loan activity as of September 30, 2024 and December 31, 2023:

Performing loans	Developers- Residential	Developers- Commercial	Developers-Mixed Use	Total outstanding loans
September 30, 2024	$59,886,438	$7,380,000	$1,445,000	$68,711,438
December 31, 2023 (audited)	$64,729,403	$7,300,000	$1,019,000	$73,048,403

At September 30, 2024, the Company’s loans receivable consisted of loans in the amount of $22,526, $1,760,250, $120,000, $4,995,000 and $14,738,817, originally due or committed to lend to borrowers in 2016, 2020, 2021, 2022 and 2023, respectively. The loans receivable also included loans in the amount of $16,575,000 originally due in the first nine months of 2024.

Generally, borrowers are paying their interest, and the Company receives a fee in connection with the extension of the loans. In all instances, the borrower has either signed an extension agreement or is in the process of signing the extension. Accordingly, at September 30, 2024, no loan impairments exist and there are no provisions for impairments of loans or recoveries thereof.

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

5. LINE OF CREDIT

The Company executed an Amended and Restated Credit and Security Agreement (as amended, the “Amended and Restated Credit Agreement”), with Webster Business Credit Corporation (“Webster”), Flushing Bank (“Flushing”) and Mizrahi Tefahot Bank Ltd (“Mizrahi” and together with Webster and Flushing, the “Lenders”), which established the Company’s credit line (the “Webster Credit Line”). Currently, the Webster Credit Line provides the Company with a credit line of $32.5 million in the aggregate until February 28, 2026, secured by assignments of mortgages and other collateral. The interest rates relating to the Webster Credit Line equal (i) the Secured Overnight Financing Rate (“SOFR”) plus a premium, which rate aggregated approximately 8.4%, including a 0.5% agency fee, as of September 30, 2024, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.00% and a 0.5% agency fee, as chosen by the Company for each drawdown.

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

The Company was in compliance with all covenants of the Webster Credit Line, as amended, as of September 30, 2024. At September 30, 2024, the outstanding amount under the Amended Credit Agreement was $19,170,268. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% agency fee, was approximately 8.4% as of September 30, 2024.

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

MBC Funding II may redeem the Notes, in whole or in part, at any time after April 22, 2019, upon at least 30 days prior written notice to the Noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium. No Notes were redeemed by MBC Funding II as of September 30, 2024.

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

The Company’s principal executive officers consist of Assaf Ran, who serves as its Chief Executive Officer and President, and Vanessa Kao, who serves as its Chief Financial Officer. As of September 30, 2024, each of Mr. Ran and Ms. Kao own an aggregate of $704,000 and $288,000 of our Notes, respectively.

7. STOCKHOLDERS’ EQUITY

The Company adopted a share buyback program on April 11, 2023, for the repurchase of up to 100,000 of the Company’s common shares. Before this program expired on April 10, 2024, the Company had purchased an aggregate of 56,294 common shares at an aggregate cost of $271,468, including 2,000 common shares repurchased during the first quarter of 2024 at an aggregate cost of $9,800.

8. EARNINGS PER COMMON SHARE

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

9. STOCK–BASED COMPENSATION

Stock-based compensation expense recognized under ASC Topic 718, “Compensation-Stock Compensation,” for each of the three-month periods ended September 30, 2024 and 2023 of $3,266, and for each of the nine-month periods ended September 30, 2024 and 2023, of $9,798 represents the amortization of the fair value of 1,000,000 restricted shares granted to the Company’s Chief Executive Officer on September 9, 2011 of $195,968, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value is being amortized over 15 years. At September 30, 2024, all 1,000,000 shares remained restricted, and the remaining unrecognized stock-based compensation amounted to $25,040. One third of such restricted shares shall vest on each of September 9, 2026, September 9, 2027, and September 9, 2028, respectively.

10. COMMITMENT

In accordance with the dividend declared by the Company’s Board of Directors on July 29, 2024, a cash dividend of $0.115 per share in an aggregate amount of $1,315,445 was paid on October 15, 2024, to all shareholders of record on October 8, 2024.

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

The properties securing the loans are generally classified as residential or commercial real estate and, typically, are not income producing. Our loans are generally secured by a first mortgage lien on real estate. In addition, each loan is personally guaranteed by the principal(s) of the borrower, which guarantee may be collaterally secured by a pledge of the guarantor’s interest in the borrower. The face amount of the loans we originated in the past seven years ranged from $40,000 to a maximum of $3.6 million. Our lending policy limits the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $4 million. Our loans typically have a maximum initial term of 12 months and bear interest at a fixed rate of 9% to 13.5% per year. In addition, we usually receive origination fees or “points” ranging from 0% to 2% of the original principal amount of the loan as well as other fees relating to underwriting and funding the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser) and in the case of construction financing, it is typically up to 80% of construction costs.

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

For the nine month periods ended September 30, 2024 and 2023, the total amounts of $29,362,922 and $40,810,565, respectively, have been lent, offset by collections received from borrowers, under our commercial loans of $33,749,887 and $44,512,989, respectively.

At September 30, 2024, we were committed to $8,147,338 in construction loans that can be drawn by our borrowers when certain conditions are met.

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

Results of Operations

Three months ended September 30, 2024 compared to three months ended September 30, 2023

Revenue

Total revenues for the three months ended September 30, 2024 were approximately $2,313,000 compared to approximately $2,434,000 for the three months ended September 30, 2023, a decrease of $121,000 or 5.0%. The decrease in revenue was due to a reduction in loans receivable, period over period, and reduced origination fees, which were impacted by a slowdown in new loan originations, partially offset by higher interest rates charged on our commercial loans. For the three months ended September 30, 2024 and 2023, approximately $1,953,000 and $1,992,000, respectively, of our revenues were attributable to interest income on secured commercial loans that we offer to real estate investors, and approximately $360,000 and $441,000, respectively, of our revenues were attributable to origination fees on such loans. The loans are principally secured by collateral consisting of real estate and accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for the three months ended September 30, 2024 were approximately $537,000 compared to approximately $614,000 for the three months ended September 30, 2023, a decrease of $77,000, or 12.5%. The decrease is primarily attributable to the decrease in interest expense due to a reduction in borrowed amounts related to the use of the Webster Credit Line. (See Note 5 to the condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q).

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2024 were approximately $380,000 compared to approximately $377,000 for the three months ended September 30, 2023, an increase of $3,000. The increase is primarily due to higher salaries, partially offset by reductions in marketing expenses and legal fees.

Net income

Net income for the three months ended September 30, 2024 was approximately $1,399,000 compared to approximately $1,446,000 for the three months ended September 30, 2023, a decrease of $47,000, or 3.3%. This decrease is primarily attributable to the decrease in revenue, partially offset by the decrease in interest expense.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023

Revenue

Total revenues for the nine months ended September 30, 2024 were approximately $7,330,000 compared to approximately $7,231,000 for the nine months ended September 30, 2023, an increase of $99,000, or 1.4%. The increase in revenue was due to higher interest rates charged on our commercial loans, partially offset by a reduction in loans receivable, period over period, and reduced origination fees, which were impacted by a slowdown in new loan originations. For the nine months ended September 30, 2024 and 2023, revenues of approximately $6,128,000 and $5,889,000, respectively, were attributable to interest income on the secured commercial loans that we offer to real estate investors, and approximately $1,201,000 and $1,342,000, respectively, of our revenues were attributable to origination fees on such loans. The loans are principally secured by collateral consisting of real estate and accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for the nine months ended September 30, 2024 were approximately $1,831,000 compared to approximately $1,856,000 for the nine months ended September 30, 2023, a decrease of $25,000, or 1.3%. The decrease is primarily attributable to the decrease in interest expense due to a reduction in borrowed amounts related to the use of the Webster Credit Line. (See Note 5 to the condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q).

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2024 were approximately $1,225,000 compared to approximately $1,274,000 for the nine months ended September 30, 2023, a decrease of $49,000, or 3.8%. The decrease is primarily due to a special bonus awarded to officers in 2023 for extending the Webster Credit Line and a reduction in marketing expenses, partially offset by higher salaries and costs related to the filing of our registration statement on Form S-3 incurred in 2024.

Net income

Net income for the nine months ended September 30, 2024 was approximately $4,285,000 compared to approximately $4,128,000 for the nine months ended September 30, 2023, an increase of $157,000, or 3.8%. This increase is primarily attributable to the increase in interest income from loans, partially offset by the decrease in origination fees.

Liquidity and Capital Resources

At September 30, 2024, we had cash of approximately $168,000, compared to cash of approximately $104,000 at December 31, 2023.

For the nine months ended September 30, 2024, net cash provided by operating activities was approximately $4,005,000, compared to approximately $4,137,000 for the nine months ended September 30, 2023. The decrease in net cash provided by operating activities primarily resulted from the increase in interest and other fees receivable on loans and the decrease in deferred origination fees, partially offset by the increase in net income.

For the nine months ended September 30, 2024, net cash provided by investing activities was approximately $4,383,000, compared to approximately $3,697,000 for the nine months ended September 30, 2023. Net cash provided by investing activities for the nine months ended September 30, 2024 mainly consisted of the collection of our commercial loans of approximately $33,750,000 (not including a $50,000 holdback), offset by the issuance of commercial loans of approximately $29,363,000. Net cash provided by investing activities for the nine months ended September 30, 2023, mainly consisted of the collection of our commercial loans of approximately $44,513,000, offset by the issuance of commercial loans of approximately $40,811,000.

For the nine months ended September 30, 2024, net cash used in financing activities was $9,912,000, compared to approximately $7,805,000 for the nine months ended September 30, 2023. Net cash used in financing activities for the nine months ended September 30, 2024 reflects the partial repayment of the Webster Credit Line of approximately $5,982,000, dividend payments of approximately $3,918,000, repurchase of treasury shares of approximately $10,000 and deferred financing costs of approximately $2,000. Net cash used in financing activities for the nine months ended September 30, 2023 reflects the partial repayment of the Webster Credit Line of approximately $3,561,000, dividend payments of approximately $4,019,000, repurchase of treasury shares of approximately $186,000 and deferred financing costs of approximately $38,000.

Our Amended and Restated Credit and Security Agreement with Webster, Flushing Bank and Mizrahi provides for the Webster Credit Line. Currently, the Webster Credit Line provides us with a credit line of $32.5 million in the aggregate until February 28, 2026, secured by assignments of mortgages and other collateral. The interest rates relating to the Webster Credit Line equal (i) SOFR plus a premium, which rate aggregated approximately 8.4%, including a 0.5% agency fee, as of September 30, 2024, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.00% and a 0.5% agency fee, as chosen by the Company for each drawdown.

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

We were in compliance with all covenants of the Webster Credit Line, as amended, as of September 30, 2024. At September 30, 2024, the outstanding amount under the Amended and Restated Credit Agreement was $19,170,268. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% agency fee, was approximately 8.4% as of September 30, 2024.

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

The Notes are secured by a first priority lien on all of MBC Funding II’s assets, including, primarily, mortgage notes, mortgages and other transaction documents entered into in connection with first mortgage loans originated and funded by us, which MBC Funding II acquired from MBC pursuant to an asset purchase agreement. MBC Funding II may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium. No Notes were redeemed by MBC Funding II as of September 30, 2024.

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

On April 11, 2023, our board of directors authorized a share buyback program for the repurchase of up to 100,000 of our common shares. Before this program expired on April 10, 2024, we had purchased an aggregate of 56,294 common shares at an aggregate cost of approximately $271,000.

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Manhattan Bridge Capital, Inc. (Registrant)

Date: October 23, 2024	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: October 23, 2024	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

