Form 10-K
period 2024-12-31
MANHATTAN BRIDGE CAPITAL, INC
filed 2025-03-12
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-25991

MANHATTAN BRIDGE CAPITAL, INC.

New York	11-3474831
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

60 Cutter Mill Road, Suite 205, Great Neck, NY 11021

(Address of Principal Executive Office) (Zip Code)

(516) 444-3400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	LOAN	The Nasdaq Capital Market

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

The aggregate market value of the Registrant’s voting and non-voting common shares held by non-affiliates of the Registrant on June 28, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, computed by reference to the closing price for a common share on the Nasdaq Capital Market on such date, was approximately $44,367,185. (For this computation, the Registrant has excluded the market value of all common shares reported as beneficially owned by executive officers and directors of the Registrant and certain other shareholders; such an exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the Registrant.)

As of March 12, 2025, the registrant has a total of 11,438,651 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MANHATTAN BRIDGE CAPITAL, INC.

FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report”) contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the words “believe,” “expect,” “intend,” “estimate” and similar expressions. Those statements appear in a number of places in this Report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial condition and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements”), including but not limited to the following: (i) our loan origination activities, revenues and profits are limited by available funds; (ii) we operate in a highly competitive market and competition may limit our ability to originate loans with favorable interest rates; (iii) our Chief Executive Officer is critical to our business and our future success may depend on our ability to retain him; (iv) if we overestimate the yields on our loans or incorrectly value the collateral securing the loan, we may experience losses; (v) we may be subject to “lender liability” claims; (vi) our due diligence may not uncover all of a borrower’s liabilities or other risks to its business; (vii) borrower concentration could lead to significant losses; (viii) we may choose to make distributions in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive; (ix) an increase in interest rates may impact our profitability; (x) we may be unsuccessful in our efforts to extend or replace the Webster Credit Line (as defined below); and (xi) we may be unsuccessful in our efforts to refinance our 6% senior secured notes, due April 22, 2026 (the “Notes”). The accompanying information contained in this Report, including the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, identifies important factors that could cause such differences. These forward-looking statements speak only as of the date of this Report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

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

The properties securing the loans are generally classified as residential or commercial real estate and, typically, are not income producing. All loans, except for one with a face value of approximately $47,000, are secured by a first mortgage lien on real estate. In addition, each loan is personally guaranteed by the principal(s) of the borrower, which guarantee may be collaterally secured by a pledge of the guarantor’s interest in the borrower. The face amount of the loans we originated in the past seven years ranged from $40,000 to a maximum of $3.6 million. Our lending policy limits the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $4 million. Our loans typically have a maximum initial term of 12 months and bear interest at a fixed rate of 9% to 13% per year. In addition, we usually receive origination fees or “points” ranging from 0% to 2% of the original principal amount of the loan as well as other fees relating to underwriting and funding the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser) and in the case of construction financing, it is typically up to 80% of construction costs.

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

Most of our loans are funded in full at the closing. However, our loan portfolio includes a number of construction loans, which are only partially funded at closing. At December 31, 2024 and 2023, our unfunded commitment was approximately $7.2 million and $7.98 million, respectively. Advances under construction loans are funded against requests supported by all required documentation as and when needed to pay contractors and other costs of construction. In the case of construction loans, the borrower will either deliver multiple notes or one global note for the entire commitment. In either case, interest only accrues on the funded portion of the loan.

In general, our strategy is to service and manage the loans we originate until they are paid. However, there have been a few instances where we have either used loans as collateral, or sold participating interests in loans. At December 31, 2024, most of our loans are secured by properties located around the New York metropolitan area. Most of the properties we finance are residential, although on occasion they are classified as commercial. However, in all instances the properties are held only for investment by the borrowers. Most of these properties do not generate any cash flow.

The typical terms of our loans are as follows:

Principal amount – In the last seven years, a minimum of $40,000 to a maximum of $3.6 million. Our lending policy limits the maximum loan amount to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $4 million.

Loan-to-Value Ratio - Up to 75%, and/or up to 80% of construction costs.

Interest rate - Most of the loans in our portfolio have a fixed rate of typically 9% to 13%.

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

Operating Data

The current high level of interest rates adversely impacts our interest costs, and also results in less competition and less liquidity in the real estate market. We have experienced a slowdown in the deployment of capital, as well as lower demand for new loans. We have increased the interest rates charged on our commercial loans in order to offset our increased interest costs. In addition, most of our loans contain an adjustable interest rate clause allowing us to charge no less than the prime rate plus 3% on the outstanding loans.

Our loan portfolio

The following table highlights certain information regarding our real estate lending activities for the periods indicated:

	Year Ended December 31,
($ in thousands)	2024	2023
Loans originated	$41,966	$56,301
Loans repaid	$49,090	$57,736
Mortgage lending revenues	$9,689	$9,796
Mortgage lending expenses	$2,339	$2,528
Number of loans outstanding	95	120
Principal amount of loans earning interest	$65,974	$73,048
Average outstanding loan balance	$694	$609
Percent of loans secured by New York metropolitan area properties, including in New Jersey and Connecticut (1)	95.80%	97.50%
Weighted average contractual interest rate	11.36%	11.49%
Weighted average term to maturity (in months) (2)	6.35	6.77

(1)	Calculated based on the number of loans.
(2)	Without giving effect to extension options.

At December 31, 2023, no single loan, borrower or group of affiliated borrowers accounted for more than 10% of our loan portfolio. At December 31, 2024, we have made loans to four different entities in the aggregate amount of $7,225,000, or representing 11.0% of our loan portfolio. One individual holds at least a fifty percent interest in each of the different entities. This individual is not affiliated with any of our officers or directors.

The following table sets forth information regarding the types of properties securing our mortgage loans outstanding at December 31, 2024 and 2023, and the interest earned, on the active loans, in each category (dollars in thousands):

	2024			2023
	Number of Loans	Interest Earned	Percentage	Number of Loans	Interest Earned	Percentage
Residential	85	$4,515	85%	111	$4,504	84%
Commercial	6	801	11%	6	768	14%
Mixed Use	4	161	4%	3	90	2%
Total	95	$5,477	100%	120	$5,362	100%

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

Credit line. Currently, we have a credit line with Webster, Flushing, and Mizrahi pursuant to which we are eligible to borrow up to $32.5 million against assignments of mortgages and other collateral (the “Webster Credit Line”), as described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Liquidity and Capital Resources” below. As of December 31, 2024, the interest rates under the Webster Credit Line equaled (i) the Secured Overnight Financing Rate (“SOFR”) plus a premium, which rate aggregated 8.0%, including a 0.5% agency fee, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.00% plus a 0.5% agency fee, as chosen by the Company for each drawdown. (See Note 5 to the financial statements included elsewhere in this Report.) As of December 31, 2024 and March 4, 2025, $16,427,874 and $14,929,239, respectively, was outstanding under the Webster Credit Line. The following table shows our capitalization, including our financing arrangements, and our loan portfolio as of December 31, 2024:

Capitalization ($ in thousands):
Debt:
Line of credit	$16,428
Senior secured notes (net of deferred financing costs of $97)	5,903
Total debt	22,331
Other liabilities	2,333
Capital (equity)	43,265
Total sources of capital	$67,929

Assets:
Loans	$65,974
Other assets	1,955
Total assets	$67,929

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

Employees

As of December 31, 2024, we employed six employees. In addition, during 2024 we used outside lawyers and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions. Outside appraisers were used to assist management in evaluating the worth of collateral, when deemed necessary by management. We also used construction inspectors as well as mortgage brokers and deal initiators.

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

Summary of Risk Factors

Our business is subject to a number of risks, including risks that may adversely affect our business, financial condition and results of operations. These risks are discussed more fully below and include, but are not limited to, risks related to:

Risks Relating to Our Business

●	our loan origination activities, revenues and profits are limited by available funds;

●	the competitive real estate lending market and competition;

●	our investment, leverage and financing strategies;

●	the broad authority of our management team in making lending decisions and their importance to our business;

●	the impact of potential security breaches;

Risks Related to Our Portfolio

●	the impact of interest rates on our borrowing and business and the requirement to meet covenants contained in our credit line facility;

●	the impact of overestimating loan yields or the value of collateral and interest rate fluctuations;

●	market conditions for mortgages and mortgage-related assets;

●	extension of existing loans;

●	potential lender liability claims;

●	the impact of the timing of prepayment of loans;

●	the liquidity of our loan portfolio;

●	the geographic concentration of our loan portfolio;

●	our exposure to economic slowdowns or recessions;

●	our ability to foreclose as promptly as may be necessary;

●	potential liability relating to environmental matters;

●	loan defaults;

●	casualty events occurring on properties securing our loans;

●	borrower concentration;

Risks Related to Financing Transactions

●	complying with covenants in our existing credit line;

●	our use of leverage;

Risks Related to REIT Status and Investment Company Act Exemption

●	potential challenges by the Internal Revenue Service (the “IRS”);

●	compliance with REIT requirements, including REIT distribution requirements;

●	potential tax liabilities and our reliance on tax and legal advice on our REIT status;

●	the impact of our distributions and the tax impact of our dividend payments;

●	the impact of the liquidation of our assets;

●	the ownership restrictions set forth in our restated certificate of incorporation;

●	our ability to generate sufficient cash flow to make distributions;

●	the impact of being deemed an investment company under the Investment Company Act;

Risks Related to Our Common Shares

●	the potential for our largest shareholder’s interests not aligning with those of our other shareholders;

Risks Related to Our Organization and Structure

●	the impact of certain provisions of New York law;

●	our capital structure may prevent a change in control and the limited rights of shareholders to take action against our officers and directors;

Risks Related to the Notes issued by MBC Funding II

●	our shareholders and noteholders may not have aligned interests;

●	the restrictive covenants in the indenture (the “Indenture”), dated April 25, 2016, among MBC Funding II, as Issuer, the Company, as Guarantor, and Worldwide Stock Transfer LLC, as Indenture Trustee (the “Indenture Trustee”) relating to the Notes issued to certain noteholders (the Noteholders”);

●	the potential lack of protection against certain events that may impact the obligations under the Notes;

●	our inherent conflict of interest with MBC Funding II;

●	the potential lack of ability of the Indenture Trustee and Noteholders to enforce their rights;

●	the impact of bankruptcy on us or MBC Funding II;

●	the ability to make the required payments of interest and principal on the Notes or to refinance the Notes before their maturity;

General Risk Factors

●	access to financing;

●	the limited trading and volatility in our common stock;

●	future events that may impact the price of our common stock; and

●	future offerings may adversely affect the market and our stockholders.

Risks Related to Our Business

Our loan origination activities, revenues and profits are limited by available funds. If we do not increase our working capital, we will not be able to grow our business.

As a real estate finance company, our revenue and net income is limited to interest and other fees received or accrued on our loan portfolio. Our ability to originate real estate loans is limited by the funds at our disposal. As of March 4, 2025, we had approximately $17.6 million of borrowing availability under the Webster Credit Line that expires on February 28, 2026. Although the Company does not believe there will be any issues in extending the Webster Credit Line or securing a similar line from another bank before its expiration, there can be no assurance that we will be able to extend the Webster Credit Line or secure a similar line from another bank before its expiration. We intend to use the proceeds from the repayment of loans outstanding and the additional borrowing capacity under the Webster Credit Line to originate real estate loans. Nevertheless, if demand for our mortgage loans increases, we cannot assure you that we will be able to capitalize on this demand given the limited funds available to us to originate loans.

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

Our board of directors has given management broad authority to make decisions to originate loans. The only limitation imposed by the board of directors is that no single loan may exceed the lower of (i) 9.9% of our loan portfolio (without taking into account the loan under consideration) and (ii) $4 million. Within these broad guidelines, our Chief Executive Officer has the absolute authority to make all lending decisions. Thus, management could authorize transactions that may be costly and/or risky, which could result in returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results. Further, management’s decisions may not fully reflect the best interests of our shareholders. Our board of directors may periodically review our underwriting guidelines but will not, and will not be required to, review all of our proposed loans. In conducting periodic reviews, our board of directors will rely primarily on information provided to them by management.

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

We have, and expect that we will continue to have a significant amount of indebtedness. As of December 31, 2024, we had approximately $22.4 million of debt outstanding, consisting of the amounts outstanding under the Webster Credit Line and the balance of the Notes. The Webster Credit Line expires in 2026, and the Notes mature in April 2026. As of March 4, 2025, another $17.6 million was available under the Webster Credit Line. This level of indebtedness and the pending maturity of such indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of the indebtedness. Our indebtedness could have other important consequences to you and significantly impact our business. For example, it could:

●	make it more difficult for us to satisfy our obligations;
●	increase our vulnerability to adverse changes in general economic, industry and competitive conditions;
●	require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
●	limit our ability to make material acquisitions or take advantage of business opportunities that may arise;
●	expose us to fluctuations in interest rates, to the extent our borrowings bear variable rates of interest;
●	expose us to higher costs or interest rates if we extend or refinance such indebtedness and the risk that we will not be able to extend the Webster Credit Line or refinance the Notes on favorable terms or at all;
●	place us at a competitive disadvantage compared to our competitors that have less debt;
●	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business plan or other general corporate purposes on reasonable terms or at all;
●	reduce the amount of surplus funds distributable by our subsidiary to us for use in our business, such as for the payment of indebtedness and dividends to our shareholders; and
●	lead us to elect to make additional investments in our subsidiary if their cash flow from operations is insufficient for them to make payments on their indebtedness.

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

Our primary interest rate exposures relate to the yield on our loan portfolio and the financing cost of our debt. In that regard, we have observed a steady increase in interest rates on our debt which, if rates continue to remain high, may have an impact on our income, as well as may impact the rate of our dividends. Our operating results depend, in part, on differences between the interest income generated by our loan portfolio net of credit losses and our financing costs. Thus, changes in interest rates will affect our revenue and net income in one or more of the following ways:

●	an increase or continued high level in the SOFR rate impacts our cost of borrowing under the Webster Credit Line and may impact any replacement thereof or refinancing of the Notes;

●	our operating expenses may increase;

●	our ability to originate loans may be adversely impacted;

●	to the extent we use our credit line or other forms of debt financing to originate loans, our borrowing costs would rise, reducing the “spread” between our cost of funds and the yield on our outstanding mortgage loans, which tend to be fixed rate obligations;

●	a rise in, or high level of, interest rates may discourage potential borrowers from refinancing existing loans or defer plans to renovate or improve their properties;

●	a drop in interest rates may reduce our revenues by requiring us to reduce the interest rates we charge potential borrowers;

●	borrower default rates may increase;

●	property values may be negatively impacted, making our existing loans riskier and new loans that we originate smaller; and

●	rising or continued high interest rates could also result in reduced turnover of properties which may reduce the demand for new mortgage loans.

Rising or continued high interest rates may reduce our profitability and may cause losses.

Our borrowings under the Webster Credit Line are currently subject to SOFR. In addition, in the future we may enter into financing arrangements that may be determined by reference to floating rates, such as SOFR or a Treasury index, and the amount of the cost of borrowing may depend on the level and movement of interest rates. The U.S. Federal Reserve had raised interest rates significantly since March 2022. The increases in, and current high level of, interest rates have adversely impacted our interest costs. We have experienced a slowdown in the deployment of capital and lower demand for new loans. We have increased the interest rates charged on our commercial loans in order to offset our increased interest costs. In addition, most of our loans contain an adjustable interest rate clause allowing us to charge no less than the prime rate plus 3% on the outstanding loans. We also believe that we benefit from our low equity-to-debt ratio in the current market condition. However, in the event of additional increases in, or sustained high levels of, interest rates, our borrowing costs would increase further or remain elevated which would adversely affect our results of operations and financial condition and may negatively impact our distributions to shareholders.

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

Under our current business model, we have one asset class — mortgage loans that we originate, service and manage — and we have no current plans to diversify. Moreover, most of our collateral is located in a limited geographic area. At December 31, 2024, most of our outstanding loans are secured by properties located in the New York metropolitan area. A lack of geographical diversification makes our mortgage portfolio more sensitive to local and regional economic conditions. A significant decline around the New York metropolitan area economy could result in a greater risk of default compared with the default rate for loans secured by properties in other geographic locations. This could result in a reduction of our revenues and provision for loan loss allowances, which might not be as acute if our loan portfolio were more geographically diverse. Therefore, our loan portfolio is subject to greater risk than other real estate finance companies that have a more diversified asset base and broader geographic footprint. To the extent that our portfolio is concentrated in one region and/or one type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our assets within a short time period, which may reduce our net income and the value of our securities and accordingly reduce our ability to make distributions to our shareholders.

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

A single borrower or a group of affiliated borrowers may account for more than 10% of our loan portfolio. A default by one borrower in a group is likely to result in a default by the other borrowers in the group. At December 31, 2024, we have made loans to four different entities in the aggregate amount of $7.2 million or representing 11.0% of our loan portfolio. One individual holds at least a fifty percent interest in each of the different entities. This individual is not affiliated with any of our officers or directors. Concentration of loans to one borrower or a group of affiliated borrowers poses a significant risk, as default would have a material adverse impact on our operating results, cash flow, financial condition and our ability to service our debt.

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

We intend to continue to operate in a manner that will enable us to continue to remain qualified for taxation as a REIT as long as we believe it is in the best interests of our shareholders. While we believe that we qualified for taxation as a REIT for the taxable year ended December 31, 2024, we have not requested and do not intend to request a ruling from the IRS that we so qualified in 2023 or that we will qualify in future years. The U.S. federal income tax laws and the Treasury Regulations promulgated thereunder governing REITs are complex. In addition, judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited. To qualify for taxation as a REIT, we must meet, on an ongoing basis, various tests regarding the nature of our assets and our income, the ownership of our outstanding shares, and the amount of our distributions. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset test requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Thus, while we intend to operate so that we will continue to qualify for taxation as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. These considerations also might restrict the types of assets that we can acquire in the future.

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

Our taxable income may substantially exceed our net income as determined by accounting principles generally accepted in the United States of America (“U.S. GAAP”) and differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may be required to accrue interest and discount income on mortgage loans before we receive any payments of interest or principal on such assets. In addition, the Code requires that we accrue income no later than when it is taken into account on applicable financial statements, even if financial statements take such income into account before it would accrue under the original discount rules, the market discount rules, or other rules in the Code. Thus, we may be required under the terms of the indebtedness that we incur, to use cash received from interest payments to make principal payment on that indebtedness, with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our shareholders.

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

In order for us to qualify for taxation as a REIT, not more than 50% in value of our outstanding common shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year, and at least 100 persons must beneficially own our stock during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. To help ensure that we meet the tests, our restated certificate of incorporation restricts the acquisition and ownership of our capital stock. The ownership limitation is fixed at 4.0% of our outstanding shares of capital stock, by value or number of shares, whichever is more restrictive. Assaf Ran, our Chief Executive Officer and founder, is exempt from this restriction. As of December 31, 2024, Mr. Ran owns 22.8% of our outstanding common shares. In addition, our board of directors may grant such an exemption to such limitations in its sole discretion, subject to such conditions, representations and undertakings as it may determine. These ownership limits could delay or prevent a transaction or a change in control of our company that might involve a premium price for shares of our common shares or otherwise be in the best interest of our shareholders.

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

As of December 31, 2024, Assaf Ran, our Chief Executive Officer, beneficially owned 22.8% of our outstanding shares. Thus, Mr. Ran currently has and will continue to exercise significant control over all corporate actions. This concentration of ownership could have an adverse impact on the market price of our common shares.

There is limited trading in our common shares, which could make it difficult for you to sell your common shares.

Our common shares are listed on The Nasdaq Capital Market. Average daily trading volume in our common shares was approximately 22,000 and 21,000 shares in 2023 and in 2024, respectively. The lack of liquidity may make it more difficult for you to sell your common shares when you wish to do so. Even if an active trading market develops, the market price of our common shares may be highly volatile and could be subject to wide fluctuations.

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

Our restated certificate of incorporation authorizes us to issue up to 25,000,000 common shares and 5,000,000 preferred shares. As of March 4, 2025, we had 11,757,058 common shares issued and 11,438,651 common shares outstanding and no preferred shares issued or outstanding. Our board of directors has the power and authority to create classes of common or preferred shares, with such rights and designations as it deems appropriate or advisable, which rights and designations may be senior to or have a priority over the rights and designations of any existing class of common or preferred shares. For example, our board of directors may establish a series of common or preferred shares that could delay or prevent a transaction or a change in control that might involve a premium price for our common shares or otherwise be in the best interest of our shareholders.

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

MBC Funding II’s failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of the indebtedness evidenced by the Notes. In addition, a default by MBC Funding II could serve as a default under our existing Webster Credit Line. For example, defaults under the mortgage loans held by MBC Funding II could result in a violation of the debt coverage ratio covenant. In that case, MBC Funding II is required to make monthly payments of principal on the Notes until such debt coverage ratio covenant is in compliance. We cannot assure you that in that event MBC Funding II will be able to repay all the Notes in full, or at all.

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

We have guaranteed MBC Funding II’s obligations under the Notes and we have secured that guaranty with a pledge of 100% of the issued and outstanding shares of MBC Funding II. However, if MBC Funding II is in default of its obligations to the Noteholders, the value of MBC Funding II may be less than the amount due to the Noteholders. Under the Indenture, if an event of default occurs, the Indenture Trustee, at the written direction of the holders of at least 50% of the principal amount of the Notes then outstanding, must declare the unpaid principal and all accrued but unpaid interest on the Notes to be immediately due and payable. In addition, pursuant to the terms of an Inter-creditor Agreement entered into by the Indenture Trustee and Webster, neither the Indenture Trustee nor the Noteholders can exercise their rights under the guaranty until the Webster Credit Line has been paid in full except in connection with their exercise of remedies under the Pledge Agreement. Furthermore, under our agreement with Webster, we are prohibited from making any payment, direct or indirect (whether for interest, principal, as a result of any redemption or repayment at maturity, on default, or otherwise), on the Notes so long as there are any unpaid balances on the Webster Credit Line. Although the Webster Credit Line matures and is fully payable on February 28, 2026, we are not prohibited from renewing, extending or increasing the amount of the Webster Credit Line or replacing it with a new credit facility provided by a different lender, which may insist on the same restriction. Thus, upon a default by MBC Funding II, the Noteholders may never have full recourse to us under our guaranty. We do not believe there will be any issues in extending the Webster Credit Line or securing a similar line from another bank before its expiration, and we plan to refinance the Notes prior to their maturity, though we cannot assure you that we will be successful in doing so on favorable terms or at all.

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

MBC Funding II may not be able to make the required payments of interest and principal on the Notes or may not be able to refinance the Notes before their maturity.

MBC Funding II’s ability to make payments of principal and interest on the Notes is subject to general economic conditions and financial, business and other factors affecting their mortgage loan portfolio, many of which are beyond their control. We cannot assure that MBC Funding II will have sufficient funds available when necessary to make any required payments of interest or principal under the Notes, including payments in connection with a redemption of Notes, whether upon a change of control. MBC Funding II’s failure to make payments of interest or principal when due could result in an event of default and would give the Indenture Trustee and the Noteholders certain rights against MBC Funding II. MBC Funding II’s sole source of revenue and cash flow will be payments of interest and principal they receive with respect to their mortgage loan portfolio. To the extent the interest payments received by MBC Funding II exceed the payments required to be made to the Noteholders, and both prior to and after giving effect to the distribution of funds to us, MBC Funding II is in compliance with the debt coverage ratio and no default or event of default exists or would occur as a result of such distribution, MBC Funding II plans to distribute those excess funds to us. If MBC Funding II is unable to generate sufficient cash flow to service the debt evidenced by the Notes, they will be in default of its obligations under the Notes. Further, the Notes mature in April 2026. Although, we plan to refinance the Notes prior to their maturity, we cannot assure you that we will be successful in doing so on favorable terms or at all.

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

Historically, the price at which our common shares trade on The Nasdaq Capital Market has been volatile and seemingly unrelated to our operating performance. In 2023, the range was $4.27 to $5.91. In 2024, the range was $4.60 to $5.90. These broad market fluctuations may adversely affect the trading price of our common shares. Class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Any such litigation brought against us could result in substantial costs, which would hurt our financial condition and results of operations, divert management’s attention and resources.

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

Item 2. Properties

Our executive and principal operating office is located in Great Neck, New York. We use this space for all of our operations. This space is occupied under a lease, as amended, that expires November 30, 2027. The current monthly rent is $5,330, including electricity and real estate taxes. We believe this facility is adequate to meet our requirements at our current level of business activity.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Holders

As of March 4, 2025, the number of registered holders of our common shares was 10 and the estimated number of beneficial owners of our common shares was approximately 6,400. Equiniti Trust Company, LLC serves as transfer agent for our common shares.

Dividends

We elected to be taxed as a REIT commencing with our year ended December 31, 2014. From and after the effective date of our REIT election, we intend to pay regular quarterly distributions to holders of our common shares in an amount not less than 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gains). As a REIT, our distributions generally will be taxable as ordinary income to our shareholders (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the Code, which is generally available to our noncorporate U.S. shareholders that meet specified holding requirement for taxable years before 2026), although we may designate a portion of the distributions as qualified dividend income or capital gain or a portion of the distributions may constitute a return of capital. For tax reporting purposes, taxable income dividends/distributions and non-taxable return of capital distributions may result and will be reported as such to U.S. individual taxpayers on Form 1099-DIV. For the tax year of 2024, 100% of our total distributions are characterized as non-qualified dividends (Section 199A).

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

The properties securing the loans are generally classified as residential or commercial real estate and, typically, are not income producing. All loans, except for one with a face value of approximately $47,000, are secured by a first mortgage lien on real estate. In addition, each loan is personally guaranteed by the principal(s) of the borrower, which guarantee may be collaterally secured by a pledge of the guarantor’s interest in the borrower. The face amount of the loans we originated in the past seven years ranged from $40,000 to a maximum of $3.6 million. Our lending policy limits the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $4 million. Our loans typically have a maximum initial term of 12 months bearing interest at a fixed rate of 9% to 13% per year, except for one loan issued in June 2024, which had an initial interest rate of 11.5% that was reduced to 7.25% on January 2, 2025, for a period of up to one year. In addition, we usually receive origination fees or “points” ranging from 0% to 2% of the original principal amount of the loan as well as other fees relating to underwriting and funding the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser) and in the case of construction financing, it is typically up to 80% of construction costs.

Since commencing this business in 2007, we have made over 1,280 loans and never foreclosed on a property, except as set forth below, although sometimes we have renewed or extended our loans to enable the borrower to avoid premature sale or refinancing of the property. When we renew or extend a loan, we receive additional “points” and other fees.

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

Our primary business objective is to grow our loan portfolio while protecting and preserving capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term through dividends. We intend to achieve this objective by continuing to selectively originate loans and carefully manage our portfolio of first mortgage real estate loans in a manner designed to generate attractive risk-adjusted returns across a variety of market conditions and economic cycles. We believe that the demand for relatively small loans secured by residential and commercial real estate held for investment around the New York metropolitan market, including New Jersey and Connecticut, and in the Florida market remains relatively strong, but weakened due to high interest rates. Our ability to close deals fast has created an opportunity for non-bank “hard money” real estate lenders like us to selectively originate high-quality first mortgage loans and this condition should persist for a number of years.

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

As of December 31, 2024, we were committed to $7,203,418 in construction loans that can be drawn by our borrowers when certain conditions are met.

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

Effective January 1, 2020, we adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (ASU Topic 326). The ASU introduced a new credit loss methodology, Current Expected Credit Losses (“CECL”), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. Management estimates our CECL reserve primarily using the Weighted Average Remaining Maturity (“WARM”) method, which requires reference to historic loss data taking into consideration expected economic conditions over the relevant timeframe. Application of the WARM method to estimate a CECL reserve requires judgment, including (i) the appropriate historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, and (iii) the current credit quality of our loan portfolio and expectations of performance and market conditions over the relevant time period. In addition, management reviews each loan on a quarterly basis and evaluates the borrower’s ability to pay the monthly interest, the borrower’s likelihood of executing the original exit strategy, as well as the loan-to-value ratio. Failure to properly measure an allowance for credit losses could result in the overstatement of earnings and the carrying value of the loans receivable. Actual losses, if any, could differ significantly from estimated amounts.

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

Results of operations

Years ended December 31, 2024 and 2023

Total revenue

Total revenue for the year ended December 31, 2024, was approximately $9,689,000, compared to approximately $9,796,000 for the year ended December 31, 2023, a decrease of $107,000, or 1.1%. The decrease in revenue was due to a reduction in loans receivable, period over period, and reduced origination fees, which were impacted by a slowdown in new loan originations, partially offset by higher interest rates charged on our commercial loans. In 2024, approximately $8,047,000 of our revenue represents interest income on secured, real estate loans that we offer to real estate investors, compared to approximately $7,976,000 in 2023, and approximately $1,642,000 represents origination fees on such loans, compared to approximately $1,820,000 in 2023. The loans are principally secured by collateral consisting of real estate and accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for the year ended December 31, 2024, were approximately $2,337,000, compared to approximately $2,526,000 for the year ended December 31, 2023, a decrease of $189,000, or 7.5%. The decrease is primarily attributable to the decrease in interest expense due to a reduction in borrowed amounts related to the use of the Webster Credit Line. (See Note 5 to the financial statements included elsewhere in this Report).

General and administrative expenses

General and administrative expenses for the year ended December 31, 2024, were approximately $1,776,000, compared to approximately $1,825,000 for the year ended December 31, 2023, a decrease of $49,000, or 2.7%. The decrease is primarily due to a special bonus awarded to officers in 2023 for extending the Webster Credit Line and a reduction in marketing expenses, partially offset by higher salaries and costs related to the filing of our registration statement on Form S-3 incurred in 2024.

Net income

Net income for the year ended December 31, 2024, was approximately $5,591,000, compared to approximately $5,476,000 for the year ended December 31, 2023, an increase of $115,000, or 2.1%. This increase is primarily attributable to the decrease in interest expense, partially offset by the decrease in origination fees.

Liquidity and Capital Resources

As of December 31, 2024, we had cash of approximately $178,000, compared to cash of approximately $104,000 at December 31, 2023.

For the year ended December 31, 2024, net cash provided by operating activities was approximately $4,932,000, compared to approximately $5,395,000 of net cash provided by operating activities for the year ended December 31, 2023. The decrease in net cash provided by operating activities primarily resulted from the increase in interest and other fees receivable on loans, and the decreases in deferred origination fees and in accounts payable and accrued expenses, partially offset by the increase in net income.

For the year ended December 31, 2024, net cash provided by investing activities was approximately $7,548,000, compared to approximately $1,643,000 of net cash provided by investing activities for the year ended December 31, 2023. Net cash provided by investing activities for the year ended December 31, 2024, mainly consisted of collection of our commercial loans of approximately $49,090,000, offset by the issuance of our short-term commercial loans of approximately $41,538,000. Net cash provided by investing activities for the year ended December 31, 2023, mainly consisted of collection of our commercial loans of approximately $57,736,000, offset by the issuance of our short-term commercial loans of approximately $56,088,000.

For the year ended December 31, 2024, net cash used in financing activities was approximately $13,970,000, compared to approximately $5,450,000 of net cash used in financing activities for the year ended December 31, 2023. Net cash used in financing activities for the year ended December 31, 2024, reflects repayment of the Webster Credit Line of approximately $8,724,000, dividend payments of approximately $5,233,000, purchase of treasury shares of approximately $10,000 and cash paid for deferred financing costs of approximately $2,000. Net cash used in financing activities for the year ended December 31, 2023, reflects dividend payments of approximately $5,308,000, purchase of treasury shares of approximately $262,000 and cash paid for deferred financing costs of approximately $38,000, offset by proceeds from the Webster Credit Line of approximately $158,000.

Our Amended and Restated Credit and Security Agreement with Webster, Flushing Bank and Mizrahi provides for the Webster Credit Line. Currently, the Webster Credit Line provides us with a credit line of $32.5 million in the aggregate until February 28, 2026, secured by assignments of mortgages and other collateral. The interest rates relating to the Webster Credit Line equal (i) SOFR plus a premium, which rate aggregated approximately 8.0%, including a 0.5% agency fee, as of December 31, 2024, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.00% and a 0.5% agency fee, as chosen by the Company for each drawdown.

The Webster Credit Line contains various covenants and restrictions including covenants limiting the amount that the Company can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans the Company makes to its customers, limiting the Company’s ability to pay dividends under certain circumstances, and limiting the Company’s ability to repurchase its common shares, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates. In addition, the Webster Credit Line contains a cross default provision which will deem any default under any indebtedness owed by us or our subsidiary, MBC Funding II, as a default under the credit line. Under the Amended and Restated Credit Agreement, the Company may repurchase, redeem or otherwise retire its equity securities in an amount not to exceed ten percent of our annual net income from the prior fiscal year. Further, the Company may issue up to $20 million in bonds through its subsidiary, of which not more than $10 million of such bonds may be secured by mortgage notes receivable, and provided that the terms and conditions of such bonds are approved by Webster, subject to its reasonable discretion. In addition, Mr. Rand provides a personal guaranty of the potential amounts owed under the Webster Credit Line, with such guaranty not to exceed $1,000,000 plus any costs relating to the enforcement of the personal guaranty.

We were in compliance with all covenants of the Webster Credit Line, as amended, as of December 31, 2024. At December 31, 2024, the outstanding amount under the Amended and Restated Credit Agreement was $16,427,874. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% agency fee, as of December 31, 2024 was approximately 8.0%.

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

The Notes are secured by a first priority lien on all of MBC Funding II’s assets, including, primarily, mortgage notes, mortgages and other transaction documents entered into in connection with first mortgage loans originated and funded by us, which MBC Funding II acquired from MBC pursuant to an asset purchase agreement. MBC Funding II may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium. No Notes were redeemed by MBC Funding II as of December 31, 2024.

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

We expect that our current cash balances, the Amended and Restated Credit Agreement, as described above, and cash flows from operations will be sufficient to fund our operations over the next 12 months. We currently do not believe there will be any issues in extending the Webster Credit Line or securing a similar line from another bank before its expiration, and we plan to refinance the Notes prior to their maturity, though we cannot assure you that we will be successful in doing so on favorable terms or at all. From time to time, we also receive short-term unsecured loans from our executive officers and others, providing the flexibility needed for the steady deployment of capital. However, we anticipate that our working capital requirements will increase in the coming 12 months as we continue to pursue growth under favorable conditions.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

2.	Internal Control over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of our principal executive and principal financial officers and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting is supported by written policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Item 9B. Other Information

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Our executive officers and directors and their respective ages as of March 4, 2025 are as follows:

Name	Age	Position

Assaf Ran	59	Founder, Chairman of the Board, Chief Executive Officer and President

Vanessa Kao	47	Chief Financial Officer, Vice President, Treasurer, Secretary and Director

Michael Jackson (1)(2)(3)	60	Director

Eran Goldshmit (1)(2)(3)	58	Director

Lyron Bentovim (1)	55	Director

Phillip Michals (1)(2)(3)	55	Director

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

Set forth below is a brief description of the background and business experience of our executive officers and directors:

Assaf Ran, our founder, has been our Chief Executive Officer, president and chairman since our inception in 1989. Mr. Ran has 36 years of senior management experience leading public and private businesses. Mr. Ran started several yellow page and other businesses from the ground up and managed to make each one of them successful. Mr. Ran’s professional experience and background with us, as our director since March 1999, have given him the expertise needed to serve as one of our directors.

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

Lyron Bentovim has been a member of the Board since December 2008. Mr. Bentovim currently serves as the president and chief executive officer of The Glimpse Group, Inc. (Nasdaq: VRAR), an immersive technology company based in New York, NY. Mr. Bentovim also serves as a managing partner at Darklight Partners, a strategic advisor to small and mid-size public and private companies. Prior to that, from July 2014 to August 2015, Mr. Bentovim served as chief operating officer and chief financial officer of Top Image Systems Ltd. (formerly listed on Nasdaq: TISA), and from March 2013 to July 2014, Mr. Bentovim served as chief operating officer and chief financial officer of NIT Health Inc. and as chief operating officer and chief financial officer and managing director at Cabrillo Advisors LLC. From August 2009 until July 2012, Mr. Bentovim has served as chief operating officer and chief financial officer of Sunrise Telecom, Inc. Prior to joining Sunrise Telecom, Inc., from January 2002 until August 2009, Mr. Bentovim served as a portfolio manager for Skiritai Capital LLC, an investment advisor based in San Francisco. Mr. Bentovim has over 25 years of management experience, including his experience as a member of the board of directors at RTW Inc., Ault, Inc., Top Image Systems Ltd., Three-Five Systems Inc., Sunrise Telecom Inc., Blue Sphere Corporation, and Argonaut Technologies Inc. Prior to his position in Skiritai Capital LLC, Mr. Bentovim served as president, chief operating officer and co-founder of WebBrix, Inc. Additionally, Mr. Bentovim spent time as a senior engagement manager with strategy consultancies including USWeb/CKS, the Mitchell Madison Group LLC and McKinsey & Company Inc. Mr. Bentovim has an MBA from Yale School of Management and a law degree from the Hebrew University, Jerusalem, Israel. Mr. Bentovim’s professional experience and background with other companies and with us have given him the expertise needed to serve as one of our directors.

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

Phillip Michals has been a member of the Board since rejoining our Board in June 2019. Mr. Michals is the chief executive officer and executive chairman of A.G.P./Alliance Global Partners, a full-service investment banking and wealth management firm since 2018. Mr. Michals is also a Co-Founder and Chairman of the Board and Director of A.G.P. Canada, where he assists the team with developing and executing business goals in Canada. Mr. Michals has also been a partner in RG Michals since 1999 and affiliated with an independent firm from 2010 to 2018. His responsibilities were primarily in business development. He was also a partner for over 10 years at MSCI, an advisory/consulting firm that consulted for member firms of NYSE and FINRA. Mr. Michals currently has his Series 7, 63, 24, 99, and 65 licenses and received his Bachelor of Science from the University of Delaware. Mr. Michal’s professional experience and background with other companies and with us have given him the expertise needed to serve as one of our directors.

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

Insider Trading Policy

We have adopted an insider trading policy, or the Policy, governing the purchase, sale and other transactions in our securities that applies to our directors, executive officers, employees, and other covered persons, including immediate family members and entities controlled by any of the foregoing persons, as well as by the Company itself.

The Policy prohibits, among other things, insider trading and certain speculative transactions in our securities (including short sales, buying put and selling call options and other hedging or derivative transactions in our securities) and establishes a regular blackout period schedule during which directors, executive officers, employees, and other covered persons may not trade in the Company’s securities, as well as certain pre-clearance procedures that directors and executive officers must observe prior to effecting any transaction in our securities.

The Company believes that the Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Policy is filed as Exhibit 19.1 to this Report.

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

The Compensation Committee is comprised entirely of directors who satisfy the standards of independence applicable to compensation committee members under Section 16(b) of the Exchange Act. During the fiscal year ended December 31, 2024, the Compensation Committee did not utilize the services of a compensation consultant.

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

Item 11. Executive Compensation

The following Summary Compensation Table sets forth all compensation earned by or paid to, in all capacities, during the years ended December 31, 2024 and 2023 by (i) the Company’s Chief Executive Officer and (ii) the most highly compensated executive officers, other than the Chief Executive Officer, who were serving as executive officers and whose total compensation exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executives”):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($) (1)	Total ($)
Assaf Ran	2024	$365,000	$30,000	$50,875	$445,875
Chief Executive Officer and President	2023	$350,000	$130,000	$48,751	$528,751

Vanessa Kao	2024	$177,500	$37,500	$12,545	$227,545
Chief Financial Officer, Vice President, Treasurer and Secretary	2023	$170,000	$65,000	$12,090	$247,090

(1) Consists of certain expense reimbursements and Company matching contributions made pursuant to its Simple IRA Plan.

Employment Contracts

We have an employment agreement with Mr. Assaf Ran, our President and Chief Executive Officer, pursuant to which: (i) Mr. Ran’s employment term renews automatically on June 30th of each year for successive one-year periods unless either party gives to the other written notice at least 180 days prior to June 30th of its intention to terminate the agreement; (ii) Mr. Ran receives a current annual base salary of $380,000 and annual bonuses as determined by the Compensation Committee of the Board, in its sole and absolute discretion, and is eligible to participate in all executive benefit plans established and maintained by us; and (iii) Mr. Ran agreed to a one-year non-competition period following the termination of his employment. If the employment agreement is terminated by Mr. Ran for “good reason” (as defined in the employment agreement) he shall be paid (1) his base compensation up to the effective date of such termination; (2) his full share of any incentive compensation payable to him for the year in which the termination occurs; and (3) a lump sum payment equal to 100% of the average cash compensation paid to, or accrued for, him in the two calendar years immediately preceding the calendar year in which the termination occurs.

In June 2024, the Compensation Committee approved an increase of Mr. Ran’s annual base salary from $350,000 to $380,000.

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

The following table sets forth information concerning outstanding equity awards to the Named Executives as of December 31, 2024.

Outstanding Equity Awards at Fiscal Year-End

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Assaf Ran Chief Executive Officer and President	1,000,000	5,600,000	(1)(2)

(1)	Calculated based on the closing market price of $5.60 at the end of the last completed fiscal year on December 31, 2024.

(2)	Mr. Ran may not sell, convey, transfer, pledge, encumber or otherwise dispose of the Restricted Shares until the earliest to occur of the following: (i) September 9, 2026, with respect to 1/3 of the Restricted Shares, September 9, 2027 with respect to an additional 1/3 of the Restricted Shares and September 9, 2028 with respect to the final 1/3 of the Restricted Shares; (ii) the date on which Mr. Ran’s employment is terminated by us for any reason other than for “Cause;” or (iii) on a Risk Termination Date. If at any time prior to a Risk Termination Date Mr. Ran’s employment is terminated by us for Cause or Mr. Ran voluntarily terminates his employment for any reason other than death or disability, Mr. Ran will forfeit that portion of the Restricted Shares which have not previously vested.

We do not have any formal policy that requires the Company to grant, or avoid granting, equity-based compensation at certain times. We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates. The timing of any equity grants to executive officers or directors in connection with new hires, promotions, or other non-routine grants is tied to the event giving rise to the award (such as an executive officer’s commencement of employment or promotion effective date).

During the year ended December 31, 2024, there were no equity grants made to our executive officers during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the Securities and Exchange Commission, that were likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates.

Compensation of Directors

During 2024, the annual cash compensation paid to each independent member of the Board was $16,750, plus an additional $300 for each committee meeting attended. The table below summarizes the compensation paid to our directors for the year ended December 31, 2024:

Director Compensation

Name (a)	Fees Earned or Paid in Cash ($)
Michael Jackson	$17,950
Eran Goldshmit	$17,950
Lyron Bentovim	$17,950
Phillip Michals	$17,950

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table, together with the accompanying footnotes, sets forth information, as of March 4, 2025, regarding the beneficial ownership of our common shares by all persons known by us to beneficially own more than 5% of our outstanding common shares, each Named Executive Officer, each director, and all of our directors and executive officers as a group:

Name of Beneficial Owner	Amount of Beneficial Ownership (1)	Percentage of Class

Executive Officers and Directors
Assaf Ran (2)	2,606,000	22.8%
Vanessa Kao	8,236	*
Michael Jackson	41,344	*
Eran Goldshmit	10,978	*
Lyron Bentovim	39,287	*
Phillip Michals	101,058	*
All executive officers and directors as a group (6 persons)	2,806,903	24.5%

* Less than 1%

(1)	A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from March 4, 2025, upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from March 4, 2025 have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on 11,438,651 shares outstanding on March 4, 2025.

(2) Includes 1,000,000 Restricted Shares granted to Mr. Ran on September 9, 2011, which was approved by shareholders at our 2011 annual meeting of shareholders. Mr. Ran may not sell, convey, transfer, pledge, encumber or otherwise dispose of the Restricted Shares until the earliest to occur of the following: (i) September 9, 2026, with respect to 1/3 of the Restricted Shares, September 9, 2027 with respect to an additional 1/3 of the Restricted Shares and September 9, 2028 with respect to the final 1/3 of the Restricted Shares; (ii) the date on which Mr. Ran’s employment is terminated by us for any reason other than for “Cause;” or (iii) on a Risk Termination Date. If at any time prior to a Risk Termination Date Mr. Ran’s employment is terminated by us for Cause or Mr. Ran voluntarily terminates his employment for any reason other than death or disability, Mr. Ran will forfeit that portion of the Restricted Shares which have not previously vested. Also includes 1,383,000 shares of common stock directly owned by Ran & Ran of NY Inc., which is currently wholly owned by Mr. Ran. Mr. Ran’s address is c/o Manhattan Bridge Capital, Inc., 60 Cutter Mill Road, Suite 205, Great Neck, New York 11021.

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

Item 14. Principal Accountant Fees and Services

The aggregate fees billed by our principal accounting firm, Hoberman & Lesser CPAs, LLP, for the fiscal years ended December 31, 2024, and 2023 (including for services for MBC Funding II) are as follows:

(a)	Audit Fees

2024

The aggregate fees incurred during 2024 for our principal accountant were $71,750, covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2024.

2023

The aggregate fees incurred during 2023 for our principal accountant were $71,000, covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2023.

(b)	Audit-Related Fees

There were no audit-related fees billed by our principal accountant during 2024 or 2023.

(c)	Tax Fees

There were no tax fees billed by our principal accountant during 2024 or 2023.

(d)	All Other Fees

No other fees, beyond those disclosed in this Item 14, were billed during 2024 or 2023 except that we were billed $1,500 in 2024 by our principal accountant for services rendered in connection with our Registration Statement on Form S-3.

Audit Committee Pre-Approval, Policies and Procedures

Our Audit Committee approved the engagement with Hoberman & Lesser CPAs, LLP. These services were pre-approved by our Audit Committee to assure that such services do not impair the auditor’s independence from us.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements - See Index to Financial Statements on page F-1.

2. Financial Statement Schedules – See (c) below.

3. Exhibits – See (b) below.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation filed with the Secretary of State of New York in July 2014 (1)
3.2	Amended and Restated Bylaws effective in May 2014 (1)
4.1	Specimen Stock Certificate (2)
4.2	Indenture, dated as of April 25, 2016, among Manhattan Bridge Capital, Inc., MBC Funding II Corp and Worldwide Stock Transfer, LLC (3)
4.3	Description of Securities (11)
10.1**	Employment Agreement dated March 1, 1999 by and between Assaf Ran and the Company (4)
10.2**	2009 Stock Option Plan, as amended (6)
10.3	Continuing Guaranty of Manhattan Bridge Capital Inc. dated April 25, 2016. (3)
10.4	Pledge Agreement, dated as of April 25, 2016, between Manhattan Bridge Capital and Worldwide Stock Transfer, LLC (3)
10.5	Guaranty dated April 25, 2016 of MBC Funding II Corp. (3)
10.6	Intercreditor Agreement, dated as of April 25, 2016, between Webster Business Credit Corp and Worldwide Stock Transfer, LLC (3)
10.7	Amendment of Lease, dated July 21, 2016, between the Company and Philips Cutter Mill Owner LLC for the premises located at 60 Cutter Mill Road, Great Neck, New York 11201 (5)
10.8**	Restricted Share Agreement, dated September 9, 2011, between the Company and Assaf Ran (11)
10.9	Amended and Restated Revolving Credit Note, dated July 7, 2017, executed by Manhattan Bridge Capital, Inc (7)
10.10	Amended and Restated Credit and Security Agreement, effective August 8, 2017, among Manhattan Bridge Capital, Inc., Webster Business Credit Corporation, and Flushing Bank (8)
10.11	Waiver and Amendment No. 1 to Amended and Restated Credit and Security Agreement, effective July 11, 2018, among Manhattan Bridge Capital, Inc., Webster Business Credit Corporation, Flushing Bank and Assaf Ran (10)
10.12	Amended and Restated Revolving Credit Note, effective July 11, 2018, between Manhattan Bridge Capital, Inc. and Flushing Bank (10)
10.13	Amendment No. 2 to Amended and Restated Credit and Security Agreement, effective December 31, 2019, among Manhattan Bridge Capital, Inc., Webster Business Credit Corporation, Flushing Bank and Assaf Ran (11)
10.14	Amendment No. 3 to Amended and Restated Credit and Security Agreement, effective February 26, 2020, among Manhattan Bridge Capital, Inc., Webster Business Credit Corporation, Flushing Bank, Mizrahi and Assaf Ran (11)
10.15	Amendment No. 5 to Amended and Restated Credit and Security Agreement, effective April 13, 2022, among Manhattan Bridge Capital, Inc., Webster Business Credit Corporation, Flushing Bank, Mizrahi and Assaf Ran (12)
10.16	Amendment No. 6 to Amended and Restated Credit and Security Agreement, effective April 13, 2022, among Manhattan Bridge Capital, Inc., Webster Business Credit Corporation, Flushing Bank, Mizrahi and Assaf Ran (12)

10.17	Amendment No. 7 to Amended and Restated Credit and Security Agreement, effective March 31, 2024, among Manhattan Bridge Capital, Inc., Webster Business Credit Corporation, Flushing Bank, Mizrahi and Assaf Ran (15)
10.18	Revolving Credit Note dated February 25, 2020, between Manhattan Bridge Capital, Inc. and Mizrahi (11)
10.19	Consent and Amendment Letter Agreement by and among Manhattan Bridge Capital Inc., Webster Business Credit Corporation, Flushing Bank and Mizrahi Tefahot Bank Ltd., dated July 2, 2021 (13)
10.20	Waiver Agreement by and among Manhattan Bridge Capital Inc., and Webster Business Credit Corporation, Flushing Bank and Mizrahi Tefahot Bank Ltd, a division of Webster Bank, N.A., dated March 7, 2022 (14)
19.1	Insider Trading Policy (***)
21.1	List of Subsidiaries (9)
23.1	Consent of Hoberman & Lesser CPA’s, LLP, dated March 12, 2025 (***)
31.1	Chief Executive Officer Certification under Rule 13a-14 (***)
31.2	Chief Financial Officer Certification under Rule 13a-14 (***)
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 (*)
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 (*)
97.1	Clawback policy (16)
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Schema Document
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

* Furnished herewith.

** Compensation plan or arrangement for current or former executive officers and directors.

*** Filed herewith.

(1)	Previously filed as exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference.
(2)	Previously filed as exhibit to Registration Statement on Form SB-2/A filed on April 23, 1999 and incorporated herein by reference.
(3)	Previously filed as exhibit to Current Report on Form 8-K filed on April 27, 2016 and incorporated herein by reference.
(4)	Previously filed as exhibit to Registration Statement on Form SB-2 filed on March 10, 1999 and incorporated herein by reference.
(5)	Previously filed as exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and incorporated herein by reference.
(6)	Previously filed as Appendix A to Schedule 14A filed on August 5, 2011 and incorporated herein by reference.
(7)	Previously filed as exhibit to Current Report on Form 8-K filed on July 13, 2017 and incorporated herein by reference.
(8)	Previously filed as exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 and incorporated herein by reference.
(9)	Previously filed as exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and incorporated by reference herein.
(10)	Previously filed as exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference.
(11)	Previously filed as exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and incorporated by reference herein.
(12)	Previously filed as exhibit to Current Report on Form 8-K filed on April 25, 2022 and incorporated herein by reference.
(13)	Previously filed as exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 and incorporated herein by reference.
(14)	Previously filed as exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and incorporated by reference herein.
(15)	Previously filed as exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and incorporated herein by reference.
(16)	Previously filed as exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and incorporated by reference herein.

(c)	No financial statement schedules are included because the information is either provided in the financial statements or is not required under the related instructions or is inapplicable and such schedules therefore have been omitted.

Item 16. 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Manhattan Bridge Capital, Inc.

By:	/s/ Assaf Ran
Assaf Ran, President, Chief Executive Officer and Chairman of the Board of Directors

Date: March 12, 2025

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Assaf Ran	President, Chief Executive	March 12, 2025
Assaf Ran	Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Vanessa Kao	Chief Financial Officer and	March 12, 2025
Vanessa Kao	Treasurer (Principal Financial and Accounting Officer), Director

/s/ Lyron Bentovim	Director	March 12, 2025
Lyron Bentovim

/s/ Eran Goldshmit	Director	March 12, 2025
Eran Goldshmit

/s/ Michael Jackson	Director	March 12, 2025
Michael Jackson

/s/ Phillip Michals	Director	March 12, 2025
Phillip Michals

MANHATTAN BRIDGE CAPITAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Manhattan Bridge Capital, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Manhattan Bridge Capital, Inc. and Subsidiary (collectively the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Allowance for Credit Losses

As discussed in Note 2 to the consolidated financial statements, the Company estimates its allowance for credit losses on its loans receivable primarily using the Weighted Average Remaining Maturity method (WARM) along with consideration of other variables. Based on these assessments, the Company determined that no allowance for credit losses is required.

The allowance for credit losses was identified by us as a critical audit matter because of the extent of auditor judgment applied and significant audit effort to evaluate the subjective and complex judgments made by management in determining whether any of its loans receivable are impaired and/or require an allowance for credit losses.

Addressing the critical audit matter involved performing procedures and evaluating audit evidence in connection with our overall opinion on the consolidated financial statements. The primary procedures included evaluating the appropriateness of the method and other variables used, testing the application of the method and other variables used, as well as testing the accuracy of data used with respect to the method and other variables. These procedures also included, obtaining and evaluating the conclusions of the Company’s third-party valuation specialists, as well as obtaining and evaluating other publicly available independent empirical data, and comparing said values to the aggregate amounts owed by borrowers for indication of loan losses. We also evaluated management’s significant judgments applied in determining whether indicators of impairment were present, with respect to the Company’s loan portfolio and the underlying collateral, by obtaining evidence to corroborate such judgments and searching for evidence contrary to such judgments.

We have served as the Company’s auditors since 2007.

New York, New York

March 12, 2025

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2024 and 2023

	2024	2023
Assets
Loans receivable	$65,974,265	$73,048,403
Interest and other fees receivable on loans	1,521,033	1,395,905
Cash	178,012	104,222
Cash - restricted	23,750	1,587,773
Other assets	62,080	63,636
Right-of-use asset - operating lease, net	154,039	207,364
Deferred financing costs, net	16,171	27,583
Total assets	$67,929,350	$76,434,886

Liabilities and Stockholders’ Equity
Liabilities:
Line of credit	$16,427,874	$25,152,338
Senior secured notes (net of deferred financing costs of $96,985 and $172,069, respectively)	5,903,015	5,827,931
Deferred origination fees	568,534	719,019
Accounts payable and accrued expenses	232,236	295,292
Operating lease liability	167,119	220,527
Loan holdback	50,000	—
Dividends payable	1,315,445	1,287,073
Total liabilities	24,664,223	33,502,180

Commitments and contingencies

Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common shares - $.001 par value; 25,000,000 shares authorized; 11,757,058 issued; 11,438,651 and 11,440,651 outstanding, respectively	11,757	11,757
Additional paid-in capital	45,561,941	45,548,876
Less: Treasury stock, at cost – 318,407 and 316,407 shares	(1,070,406)	(1,060,606)
Accumulated deficit	(1,238,165)	(1,567,321)
Total stockholders’ equity	43,265,127	42,932,706

Total liabilities and stockholders’ equity	$67,929,350	$76,434,886

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED December 31, 2024 and 2023

	2024	2023
Revenue:

Interest income from loans	$8,046,560	$7,976,232
Origination fees	1,642,081	1,820,024
Total Revenue	9,688,641	9,796,256

Operating costs and expenses:
Interest and amortization of deferred financing costs	2,337,032	2,525,935
Referral fees	1,847	2,153
General and administrative expenses	1,776,176	1,825,227
Total operating costs and expenses	4,115,055	4,353,315

Income from operations	5,573,586	5,442,941
Other income	18,000	33,880
Income before income tax expense	5,591,586	5,476,821
Income tax expense	(650)	(650)
Net income	$5,590,936	$5,476,171

Basic and diluted net income per common share outstanding:
—Basic	$0.49	$0.48
—Diluted	$0.49	$0.48

Weighted average number of common shares outstanding
—Basic	11,438,656	11,469,741
—Diluted	11,438,656	11,469,741

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED December 31, 2024 and 2023

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Cost	Deficit	Totals
Balance, January 1, 2023	11,757,058	$11,757	$45,535,811	262,113	$(798,939)	$(1,885,056)	$42,863,573
Purchase of treasury shares				54,294	(261,667)		(261,667)
Non-cash compensation			13,065				13,065
Dividends paid						(3,871,363)	(3,871,363)
Dividends declared and payable						(1,287,073)	(1,287,073)
Net income for the year ended December 31, 2023						5,476,171	5,476,171
Balance, December 31, 2023	11,757,058	11,757	45,548,876	316,407	(1,060,606)	(1,567,321)	42,932,706
Purchase of treasury shares				2,000	(9,800)		(9,800)
Non-cash compensation			13,065				13,065
Dividends paid						(3,946,335)	(3,946,335)
Dividends declared and payable						(1,315,445)	(1,315,445)
Net income for the year ended December 31, 2024						5,590,936	5,590,936
Balance, December 31, 2024	11,757,058	$11,757	$45,561,941	318,407	$(1,070,406)	$(1,238,165)	$43,265,127

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED December 31, 2024 and 2023

	2024	2023
Cash flows from operating activities:
Net income	$5,590,936	$5,476,171
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	88,664	93,403
Depreciation	4,870	4,057
Non-cash compensation expense	13,065	13,065
Adjustment to right-of-use asset - operating lease and liability	(84)	1,900
Changes in operating assets and liabilities:
Interest and other fees receivable on loans	(552,755)	(245,868)
Other assets	705	(3,042)
Accounts payable and accrued expenses	(63,057)	5,424
Deferred origination fees	(150,485)	49,891
Net cash provided by operating activities	4,931,859	5,395,001

Cash flows from investing activities:
Issuance of short-term loans	(41,538,217)	(56,087,911)
Collections received from loans	49,089,982	57,736,436
Purchase of fixed assets	(4,018)	(5,085)
Net cash provided by investing activities	7,547,747	1,643,440

Cash flows from financing activities:
(Repayment of) proceeds from line of credit, net	(8,724,464)	158,104
Dividends paid	(5,233,408)	(5,308,231)
Purchase of treasury shares	(9,800)	(261,667)
Deferred financing costs incurred	(2,167)	(38,192)
Net cash used in financing activities	(13,969,839)	(5,449,986)

Net (decrease) increase in cash and restricted cash	(1,490,233)	1,588,455
Cash and restricted cash, beginning of year*	1,691,995	103,540
Cash and restricted cash, end of year*	$201,762	$1,691,995

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for taxes	$650	$650
Cash paid during the period for interest	$2,323,520	$2,423,838
Cash paid during the period for operating leases	$63,084	$64,055

Supplemental Schedule of Noncash Financing Activities:
Dividend declared and payable	$1,315,445	$1,287,073
Loan holdback relating to mortgage receivable	$50,000	$—

Supplemental Schedule of Noncash Operating and Investing Activities:
Reduction in interest receivable in connection with the increase in loans receivable	$427,627	$213,465

*	At December 31, 2024 and 2023, cash and restricted cash included $23,750 and $1,587,773, respectively, of restricted cash.

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) in compliance with the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”).

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

Credit risks associated with short-term commercial loans the Company makes to real estate investors and related interest and other fees receivable are described in Note 4.

Allowance for Credit Losses

Effective January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (ASC Topic 326).” The ASU introduced a new credit loss methodology, Current Expected Credit Losses (“CECL”), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL methodology utilizes a lifetime “expected credit loss” methodology for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This method replaces the multiple existing impairment methods in current U.S. GAAP, which generally require a loss be incurred before it is recognized.

The Company estimates its CECL reserve primarily using the Weighted Average Remaining Maturity (“WARM”) method, which has been identified as an acceptable loss-rate method for estimating CECL reserves in the FASB Staff Q&A ASC 326, No.1. The WARM method requires reference to historic loss data taking into consideration expected economic conditions over the relevant timeframe. The Company applies the WARM method for the majority of its loan portfolio, which loans share similar risk characteristics.

Application of the WARM method to estimate a CECL reserve requires judgment, including (i) the appropriate historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, and (iii) the current credit quality of the Company’s loan portfolio and expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to the Company’s portfolio, the Company reviews its historical loan performance, which includes zero realized principal losses since the inception of the Company’s business. In addition, the Company reviews each loan on a quarterly basis and evaluates the borrower’s ability to pay the monthly interest, the borrower’s likelihood of executing the original exit strategy, as well as the loan-to-value ratio. Based on these analyses, as of December 31, 2024 and 2023, no allowance for credit losses is required. Failure to properly measure an allowance for credit losses could result in the overstatement of earnings and the carrying value of the loans receivable. Actual losses, if any, could differ significantly from estimated amounts.

Income Taxes

The Company follows ASC Sub-Topic 740-10, “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2024 and 2023, the Company has no material uncertain tax positions to be accounted for in the consolidated financial statements. The Company recognizes interest and penalties related to uncertain tax positions, if any, as part of income tax expense.

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

Earnings Per Share (“EPS”)

Basic and diluted EPS are calculated in accordance with ASC Topic 260, “Earnings Per Share.” Under ASC Topic 260, basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution from the exercise of stock options and warrants for common shares using the treasury stock method. The numerator in calculating both basic and diluted EPS for each year is the reported net income. There were no outstanding stock options or warrants at December 31, 2024 and 2023.

Stock-Based Compensation

The Company measured and recognized compensation awards for all stock option grants made to employees and directors, based on their fair value in accordance with ASC Topic 718, “Compensation - Stock Compensation” (“ASC Topic 718”), which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. The cost will be recognized over the service period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC Topic 718 and ASC Sub-Topic 505-50, “Equity-Based Payment to Non-Employees.” All transactions with non-employees in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more appropriately measurable.

Fair Value of Financial Instruments

For the line of credit, as well as interest bearing commercial loans held by the Company, the carrying amount approximates fair value due to the relative short-term nature of such instruments. The Company determines the fair value of its senior secured notes using market prices which currently approximate their carrying amount.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU Topic 2023-07, “Segment Reporting (ASC Topic 280),” enhancing segment disclosures for public entities on an annual and interim basis. The update retains existing requirements for segment profit or loss reporting, as well as specified expense disclosures, without altering segment identification, aggregation, or reportable segment thresholds. Effective for fiscal years beginning after December 15, 2023, and interim periods after December 15, 2024, the Company adopted ASU 2023-07 as of December 31, 2024.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Reclassifications

Certain amounts included in the December 31, 2023 consolidated financial statements have been reclassified to conform to the December 31, 2024 presentation.

3. Cash - Restricted

Restricted cash mainly represents collections received, pending clearance, from the Company’s commercial loans and is primarily dedicated to the reduction of the Company’s Webster Credit Line established pursuant to the Amended and Restated Credit Agreement (see Note 5).

4. Commercial Loans

Loans Receivable

The Company offers short-term secured non–banking loans to real estate investors (also known as hard money) to fund their acquisition and construction of properties located in the New York metropolitan area, including New Jersey and Connecticut, and in Florida. The loans are principally secured by collateral consisting of real estate and accompanied by personal guarantees from the principals of the borrowers. The loans are generally for a term of one year. The short-term loans are initially recorded, and carried thereafter, in the financial statements at cost. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term.

For the years ended December 31, 2024 and 2023, the total amounts of $41,965,844 and $56,301,376, respectively, have been lent, offset by collections received from borrowers, under the commercial loans in the amount of $49,089,982 and $57,736,436, respectively. The face amounts of the loans the Company originated in the past seven years have ranged from a minimum of $40,000 to a maximum of $3,600,000. The Company’s board of directors established a policy limiting the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of the Company’s loan portfolio (not including the loan under consideration) and (ii) $4 million. The Company’s loans typically have a maximum initial term of 12 months and bear interest at a fixed rate of 9% to 13% per year. In addition, the Company usually receives origination fees, or “points,” ranging from 0% to 2% of the original principal amount of the loan as well as other fees relating to underwriting, funding and managing the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser), and in the case of construction financing, up to 80% of construction costs.

At December 31, 2024, the Company was committed to $7,203,418 in construction loans that can be drawn by the borrowers when certain conditions are met.

At December 31, 2023, no one entity has loans outstanding representing more than 10% of the total balance of the loans outstanding. At December 31, 2024, the Company has made loans to four different entities in the aggregate amount of $7,225,000 or 11.0% of its loan portfolio. One individual holds at least a fifty percent interest in each of the different entities. This individual is not affiliated with any officers or directors of the Company.

The Company generally grants loans for a term of one year. When a performing loan reaches its maturity and the borrower requests an extension, the Company may extend the term of the loan beyond one year. Prior to granting an extension of any loan, the Company reevaluates the underlying collateral.

Credit Risk

Credit risk profile based on loan activity as of December 31, 2024 and 2023:

Performing loans	Developers-Residential	Developers-Commercial	Developers-Mixed Use	Total outstanding loans
December 31, 2024	$56,149,265	$7,380,000	$2,445,000	$65,974,265
December 31, 2023	$64,729,403	$7,300,000	$1,019,000	$73,048,403

At December 31, 2024, the Company’s loans receivable consisted of loans in the amount of $18,756, $1,520,250, $120,000, $3,725,000, $13,738,817 and $17,155,000, originally due or committed to lend to borrowers in 2016, 2020, 2021, 2022, 2023 and 2024, respectively. At December 31, 2023, the Company’s loans receivable consisted of loans in the amount of $33,343, $760,433, $2,210,250, $1,854,000, $7,225,000 and $20,480,886, originally due or committed to lend to borrowers in 2016, 2019, 2020, 2021, 2022 and 2023, respectively.

Generally, borrowers are paying their interest, and the Company receives a fee in connection with the extension of the loans. In all instances, except as described below, the borrowers have either signed an extension agreement or are in the process of signing an extension. Accordingly, at December 31, 2024, no loan impairments exist and there are no provisions for impairment credit losses of loans or recoveries thereof.

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

Subsequent to the balance sheet date, approximately $11,670,000 of the loans receivable at December 31, 2024 were paid down or paid off, including approximately $6,328,000 originally due on or before December 31, 2024.

5. Line of Credit

The Company executed an Amended and Restated Credit and Security Agreement, with Webster, Flushing and Mizrahi (the “Lenders”), which provides for the Webster Credit Line. Currently, the Webster Credit Line provides the Company with a credit line of $32.5 million in the aggregate until February 28, 2026, secured by assignments of mortgages and other collateral. The interest rates relating to the Webster Credit Line equal (i) the Secured Overnight Financing Rate (“SOFR”) plus a premium, which rate aggregated approximately 8.0%, including a 0.5% agency fee, as of December 31, 2024, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.00% and a 0.5% agency fee, as chosen by the Company for each drawdown. The Company does not believe there will be any issues in extending the Webster Credit Line or securing a similar line from another bank before its expiration.

The Webster Credit Line contains various covenants and restrictions including, among other covenants and restrictions, limiting the amount that the Company can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans the Company makes to its customers, limiting the Company’s ability to pay dividends under certain circumstances, and limiting the Company’s ability to repurchase its common shares, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates. In addition, the Webster Credit Line contains a cross default provision which will deem any default under any indebtedness owed by the Company or its subsidiary, MBC Funding, as a default under the credit line. Under the Amended and Restated Credit Agreement, the Company may repurchase, redeem or otherwise retire its equity securities in an amount not to exceed ten percent of the Company’s annual net income from the prior fiscal year. Further, the Company may issue up to $20 million in bonds through its subsidiary, of which not more than $10 million of such bonds may be secured by mortgage notes receivable, and provided that the terms and conditions of such bonds are approved by Webster, subject to its reasonable discretion. In addition, Mr. Ran has provided a personal guaranty for the potential amounts owed under the Webster Credit line, with such guaranty not to exceed the $1,000,000 plus any costs relating to the enforcement of the personal guaranty.

The costs to establish and amend the Webster Credit Line are being amortized over the term of the respective agreement, using the straight-line method. The amortization costs for the years ended December 31, 2024 and 2023 were $13,578 and $18,318, respectively.

The Company was in compliance with all covenants of the Webster Credit Line, as amended, as of December 31, 2024 and 2023. At December 31, 2024, the outstanding amount under the Amended Credit Agreement was $16,427,874. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% Agency Fee, as of December 31, 2024, was approximately 8.0%.

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

MBC Funding may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the Noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium. No Notes were redeemed by MBC Funding as of December 31, 2024.

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

The Company guaranteed MBC Funding’s obligations under the Notes, which are secured by its pledge of 100% of the outstanding common shares of MBC Funding that it owns. The Company plans to refinance the Notes prior to their maturity.

The Company’s principal executive officers consist of Assaf Ran, who serves as the Company’s Chief Executive Officer and President, and Vanessa Kao, who serves as its Chief Financial Officer. As of December 31, 2024, each of Mr. Ran and Ms. Kao own an aggregate of $704,000 and $288,000 of the Notes, respectively.

7. Simple IRA Plan

On October 26, 2000, the board of directors approved a Simple IRA Plan (the “IRA Plan”) to attract and retain valuable executives. The IRA Plan allows for participation by up to 100 eligible employees of the Company. Under the IRA Plan, eligible employees may contribute a portion of their pre-tax yearly salary, up to the maximum contribution limit for Simple IRA Plans as set forth under the Internal Revenue Code of 1986, as amended, with the Company matching on a dollar-for-dollar basis up to 3% of the employees’ annual pre-tax compensation. These thresholds are subject to change under notice by the trustee for the IRA Plan. The Company is not responsible for any other costs under the IRA Plan. For the years ended December 31, 2024 and 2023, the Company contributed $21,255 and $19,554, respectively, as matching contributions to the IRA Plan.

8. Stockholders’ Equity

The Company adopted a share buyback program on April 11, 2023, for the repurchase of up to 100,000 of the Company’s common shares. Before this program expired on April 10, 2024, the Company had purchased an aggregate of 56,294 common shares at an aggregate cost of $271,468, including 2,000 common shares repurchased during the first quarter of 2024 at an aggregate cost of $9,800 and 54,294 common shares repurchased at an aggregate cost of $261,668 during the year ended December 31, 2023.

9. Stock-Based Compensation

Stock based compensation expense recognized under ASC Topic 718 of $13,065 for each of the years ended December 31, 2024 and 2023 reflects the amortization of the fair value of 1,000,000 restricted shares granted to the Company’s Chief Executive Officer on September 9, 2011 of $195,968, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value is being amortized over 15 years. At December 31, 2024, all 1,000,000 shares remain restricted, and the remaining unrecognized stock-based compensation amounted to $21,774. One third of such restricted shares shall vest on each of September 9, 2026, September 9, 2027, and September 9, 2028.

10. Commitments and Contingencies

Operating Leases

On October 27, 2020, the Company amended its existing lease (the “Lease Amendment”) for its corporate headquarters located at 60 Cutter Mill Road, Great Neck, New York, to expand the office premises and to extend the term of the non-cancelable lease through November 30, 2027. Among other things, the Lease Amendment provides for gradual rent increases from approximately $4,500 per month during the first three years to $5,100 per month during the last year of the extension term, and requires payments for electricity and future escalation increases, as defined. The Company also leases office equipment under a non-cancelable lease that expired in March 2024.

At December 31, 2024, approximate future minimum lease payments, including mandatory fixed electricity charges, are as follows:

2025	$60,926
2026	60,926
2027	55,848
Total minimum lease payments	177,700
Less: amount representing interest	(10,581)
Present Value of Net Minimum Lease Payments	$167,119

At December 31, 2024, the Company’s operating lease had a weighted-average remaining lease term of 2.89 years, and the weighted-average discount rate used was 4.14%, which was based on the Company’s incremental borrowing rate at the inception of the lease.

Rent expense, including fixed electricity charges and variable real estate taxes, in the years 2024 and 2023 was approximately $63,000 and $64,000, respectively.

Employment Agreements

In March 1999, the Company entered into an employment agreement with Mr. Ran, pursuant to which: (i) Mr. Ran’s employment term renews automatically on June 30th of each year for successive one-year periods unless either party gives to the other written notice at least 180 days prior to June 30th of its intention to terminate the agreement; (ii) Mr. Ran receives a current annual base salary of $380,000 and annual bonuses as determined by the Compensation Committee of the board of directors, in its sole and absolute discretion, and is eligible to participate in all executive benefit plans established and maintained by the Company; and (iii) Mr. Ran agreed to a one-year non-competition period following the termination of his employment.

In June 2024, the Compensation Committee approved an increase of Mr. Ran’s annual base salary from $350,000 to $380,000. Mr. Ran’s annual base compensation for the years 2024 and 2023 was $365,000 and $350,000, respectively. In addition, the Compensation Committee approved an annual bonus of $30,000 and $70,000 to Mr. Ran in 2024 and 2023, respectively.

11. Segment Reporting

The Company reports segment information based on the management approach which designates the internal reporting used by the Chief Operating Decision Maker, which is the Company’s Chief Executive Officer, for making decisions and assessing performance as the source of the Company’s reportable segments. The Company operates as a single reportable segment, originating, servicing, and managing short-term secured commercial loans to real estate investors. Management evaluates performance on a consolidated basis, as all loans share similar risk profiles, underwriting standards, and operational processes. Key performance metrics include interest income, origination fees, loan performance, and operating expenses. Significant expenses reviewed by management include interest and amortization of deferred financing costs and general and administrative expenses, which remain consistent across loan types. There are no material differences between segment-level information and consolidated financial reporting. The Company will continue to evaluate its segment reporting disclosures and make adjustments if there are material changes in business operations or financial reporting requirements.

Net income from the Company’s reportable segment is as follows:

	2024	2023
Lending revenue:	$9,688,641	$9,796,256
Less:
Interest expense	2,248,368	2,432,532
Amortization of deferred financing costs	88,664	93,403
Referral fees	1,847	2,153
General and administrative expenses	1,776,176	1,825,227
Other income	(18,000)	(33,880)
Income tax expense	650	650
Net income	$5,590,936	$5,476,171

12. Subsequent Events

In accordance with the dividend declared by the Company’s Board of Directors on November 26, 2024, a cash dividend of $0.115 per share in an aggregate amount of $1,315,445 was paid on January 15, 2025 to all shareholders of record on December 31, 2024.

On February 6, 2025, the Company’s Board of Directors declared a cash dividend of $0.115 per share to be paid to all shareholders of record on April 8, 2025. The dividend will be paid on April 15, 2025.

