Form 10-Q
period 2025-03-31
MANHATTAN BRIDGE CAPITAL, INC
filed 2025-04-24
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of April 24, 2025, the registrant had a total of 11,438,651 common shares, $.001 par value per share, outstanding.

MANHATTAN BRIDGE CAPITAL, INC.

Forward Looking Statements

This report contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the words “believe,” “expect,” “intend,” “estimate” and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial condition and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements”), including but not limited to the following: (i) our loan origination activities, revenues and profits are limited by available funds; (ii) we operate in a highly competitive market and competition may limit our ability to originate loans with favorable interest rates; (iii) our Chief Executive Officer is critical to our business and our future success may depend on our ability to retain him; (iv) if we overestimate the yields on our loans or incorrectly value the collateral securing the loan, we may experience losses; (v) we may be subject to “lender liability” claims; (vi) our due diligence may not uncover all of a borrower’s liabilities or other risks to its business; (vii) borrower concentration could lead to significant losses; (viii) we may choose to make distributions in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive; (ix) an increase in interest rates may impact our profitability; (x) we may be unsuccessful in our efforts to extend or replace the Webster Credit Line (as defined below); and (xi) we may be unsuccessful in our efforts to refinance our 6% senior secured notes, due April 22, 2026 (the “Notes”). The accompanying information contained in this report, including the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” identifies important factors that could cause such differences. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

All references in this Form 10-Q to “Company,” “we,” “us,” or “our” refer to Manhattan Bridge Capital, Inc. and its wholly-owned subsidiary, MBC Funding II Corp., unless the context otherwise indicates.

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2025 (unaudited)	December 31, 2024 (audited)
Assets
Loans receivable, net of deferred origination and other fees	$63,672,278	$65,405,731
Interest and other fees receivable on loans	1,618,826	1,521,033
Cash	201,363	178,012
Cash – restricted	21,769	23,750
Other assets	119,642	62,080
Right-of-use asset – operating lease, net	140,836	154,039
Deferred financing costs, net	12,706	16,171
Total assets	$65,787,420	$67,360,816

Liabilities and Stockholders’ Equity
Liabilities:
Line of credit	$14,825,735	$16,427,874
Senior secured notes (net of deferred financing costs of $78,214 and $96,985, respectively)	5,921,786	5,903,015
Accounts payable and accrued expenses	194,801	232,236
Operating lease liability	153,571	167,119
Loan holdback	50,000	50,000
Dividends payable	1,315,445	1,315,445
Total liabilities	22,461,338	24,095,689

Commitments and contingencies

Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common shares - $.001 par value; 25,000,000 shares authorized; 11,757,058 issued; 11,438,651 outstanding	11,757	11,757
Additional paid-in capital	45,565,207	45,561,941
Less: Treasury stock, at cost – 318,407 shares	(1,070,406)	(1,070,406)
Accumulated deficit	(1,180,476)	(1,238,165)
Total stockholders’ equity	43,326,082	43,265,127

Total liabilities and stockholders’ equity	$65,787,420	$67,360,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Interest income from loans	$1,833,914	$2,142,487
Origination fees	439,799	430,591
Total revenue	2,273,713	2,573,078

Operating costs and expenses:
Interest and amortization of deferred financing costs	451,365	690,589
Referral fees	144	500
General and administrative expenses	453,570	410,278
Total operating costs and expenses	905,079	1,101,367

Income from operations	1,368,634	1,471,711
Other income	4,500	4,500
Net income	$1,373,134	$1,476,211

Basic and diluted net income per common share outstanding:
—Basic	$0.12	$0.13
—Diluted	$0.12	$0.13

Weighted average number of common shares outstanding:
—Basic	11,438,651	11,438,673
—Diluted	11,438,651	11,438,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Common Shares		Additional Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Cost	Deficit	Totals
Balance, January 1, 2025	11,757,058	$11,757	$45,561,941	318,407	$(1,070,406)	$(1,238,165)	$43,265,127
Non-cash compensation			3,266				3,266
Dividends declared and payable						(1,315,445)	(1,315,445)
Net income						1,373,134	1,373,134
Balance, March 31, 2025	11,757,058	$11,757	$45,565,207	318,407	$(1,070,406)	$(1,180,476)	$43,326,082

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Common Shares		Additional Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Cost	Deficit	Totals
Balance, January 1, 2024	11,757,058	$11,757	$45,548,876	316,407	$(1,060,606)	$(1,567,321)	$42,932,706
Non-cash compensation			3,266				3,266
Purchase of treasury shares				2,000	(9,800)		(9,800)
Dividends declared and payable						(1,315,445)	(1,315,445)
Net income						1,476,211	1,476,211
Balance, March 31, 2024	11,757,058	$11,757	$45,552,142	318,407	$(1,070,406)	$(1,406,555)	$43,086,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$1,373,134	$1,476,211
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	22,237	21,954
Adjustment to right-of-use asset - operating lease and liability	(345)	121
Depreciation	1,390	1,055
Non-cash compensation expense	3,266	3,266
Changes in operating assets and liabilities:
Interest and other fees receivable on loans	(110,915)	(231,202)
Other assets	(58,952)	(35,153)
Accounts payable and accrued expenses	(37,435)	(31,600)
Deferred origination and other fees	(11,437)	(63,996)
Net cash provided by operating activities	1,180,943	1,140,656

Cash flows from investing activities:
Issuance of short-term loans	(10,940,040)	(9,538,000)
Collections received from loans	12,698,051	10,102,525
Net cash provided by investing activities	1,758,011	564,525

Cash flows from financing activities:
Repayment of line of credit, net	(1,602,139)	(1,701,661)
Dividend paid	(1,315,445)	(1,287,073)
Purchase of treasury shares	—	(9,800)
Net cash used in financing activities	(2,917,584)	(2,998,534)

Net increase (decrease) in cash	21,370	(1,293,353)
Cash and restricted cash, beginning of period(1)	201,762	1,691,995
Cash and restricted cash, end of period(2)	$223,132	$398,642

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$437,993	$667,488
Cash paid during the period for operating leases	$15,991	$16,370

Supplemental Schedule of Noncash Financing Activities:
Dividend declared and payable	$1,315,445	$1,315,445

Supplemental Schedule of Noncash Operating and Investing Activities:
Reduction in interest receivable in connection with the increase in loans receivable	$13,122	$112,271

(1)	At December 31, 2024 and 2023, cash and restricted cash included $23,750 and $1,587,773, respectively, of restricted cash.
(2)	At March 31, 2025 and 2024, cash and restricted cash included $21,769 and $311,545, respectively, of restricted cash.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

1. DESCRIPTION OF THE COMPANY

The accompanying unaudited condensed consolidated financial statements of Manhattan Bridge Capital, Inc. (“MBC”), a New York corporation founded in 1989, and its consolidated subsidiary, MBC Funding II Corp. (“MBC Funding II”), a New York corporation formed in December 2015 (collectively referred to herein as the “Company”) have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual audited financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the year ended December 31, 2024 and the notes thereto included in the Company’s Annual Report on Form 10-K. Results of consolidated operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year.

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

Loans receivable are presented in the condensed consolidated financial statements at cost, net of deferred origination and other fees, which are amortized over the term of the respective loan.

Certain amounts in the consolidated financial statements for March 31, 2024 and December 31, 2024, have been reclassified to align with the presentation for March 31, 2025.

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

4. COMMERCIAL LOANS

Loans Receivable

The Company offers short-term secured non–banking loans to real estate investors (also known as hard money loans) to fund their acquisition and construction of properties located in the New York metropolitan area, including New Jersey and Connecticut, and in Florida. The loans are principally secured by collateral consisting of real estate and accompanied by personal guarantees from the principals of the borrowers. The loans are generally for a term of one year. The short-term loans are initially recorded, and carried thereafter, in the condensed consolidated financial statements at cost, net of deferred origination and other fees, which totaled approximately $557,000 and $569,000 at March 31, 2025 and December 31, 2024, respectively. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term. At March 31, 2025, the Company was committed to $5,983,256 in construction loans that can be drawn by the borrowers when certain conditions are met.

At March 31, 2025, the Company has made loans to four different entities in the aggregate amount of $7,675,000, or 12.0% of its loan portfolio. One individual holds at least a fifty percent interest in each of the different entities. This individual is not affiliated with any officers or directors of the Company.

The Company generally grants loans for a term of one year. When a performing loan reaches its maturity and the borrower requests an extension, the Company may extend the term of the loan beyond one year. Prior to granting an extension of any loan, the Company reevaluates the underlying collateral.

Credit Risk

Credit risk profile based on loan activity as of March 31, 2025 and December 31, 2024:

Performing loans	Developers- Residential	Developers- Commercial	Developers- Mixed Use	Total outstanding loans
March 31, 2025	$54,524,375	$7,380,000	$2,325,000	$64,229,375
December 31, 2024 (audited)	$56,149,265	$7,380,000	$2,445,000	$65,974,265

At March 31, 2025, the Company’s loans receivable consisted of loans in the amount of $14,900, $1,370,250, $2,610,000, $12,984,479 and $12,845,000, originally due or committed to lend to borrowers in 2016, 2020, 2022, 2023 and 2024, respectively. The loans receivable also include loans in the amount of $6,433,765 originally due in the first quarter of 2025.

Generally, borrowers are paying their interest, and the Company receives a fee in connection with the extension of the loans. In all instances, the borrowers have either signed an extension agreement or are in the process of signing an extension. Accordingly, at March 31, 2025, no loan impairments exist and there are no provisions for impairment credit losses of loans or recoveries thereof.

Subsequent to the balance sheet date, approximately $878,000 of the loans receivable at March 31, 2025, were paid down or paid off.

5. LINE OF CREDIT

The Company executed an Amended and Restated Credit and Security Agreement (as amended, the “Amended and Restated Credit Agreement”), with Webster Business Credit Corporation (“Webster”), Flushing Bank (“Flushing”) and Mizrahi Tefahot Bank Ltd (“Mizrahi” and together with Webster and Flushing, the “Lenders”), which established the Company’s credit line (the “Webster Credit Line”). Currently, the Webster Credit Line provides the Company with a credit line of $32.5 million in the aggregate until February 28, 2026, secured by assignments of mortgages and other collateral. The interest rates relating to the Webster Credit Line equal (i) the Secured Overnight Financing Rate (“SOFR”) plus a premium, which rate aggregated approximately 7.9%, including a 0.5% agency fee, as of March 31, 2025, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.00% and a 0.5% agency fee, as chosen by the Company for each drawdown. The Company does not believe there will be any issues in extending the Webster Credit Line or securing a similar line from another bank before its expiration.

The Webster Credit Line contains various covenants and restrictions including, among other covenants and restrictions, limiting the amount that the Company can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans the Company makes to its customers, limiting the Company’s ability to pay dividends under certain circumstances, and limiting the Company’s ability to repurchase its common shares, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates. In addition, the Webster Credit Line contains a cross-default provision which will deem any default under any indebtedness owed by the Company or its subsidiary, MBC Funding II, as a default under the credit line. Under the Amended and Restated Credit Agreement, the Company may repurchase, redeem or otherwise retire its equity securities in an amount not to exceed ten percent of the Company’s annual net income from the prior fiscal year. Further, the Company may issue up to $20 million in bonds through its subsidiary, of which not more than $10 million of such bonds may be secured by mortgage notes receivable, and provided that the terms and conditions of such bonds are approved by Webster, subject to its reasonable discretion. In addition, Mr. Ran has provided a personal guaranty for the potential amounts owed under the Webster Credit line, with such guaranty not to exceed the sum of $1,000,000 plus any costs relating to the enforcement of the personal guaranty.

The Company was in compliance with all covenants of the Webster Credit Line, as amended, as of March 31, 2025. At March 31, 2025, the outstanding amount under the Amended Credit Agreement was $14,825,735. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% agency fee, was approximately 7.9% as of March 31, 2025.

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

MBC Funding II may redeem the Notes, in whole or in part, at any time after April 22, 2019, upon at least 30 days prior written notice to the Noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium. No Notes were redeemed by MBC Funding II as of March 31, 2025.

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

The Company’s principal executive officers consist of Assaf Ran, who serves as its Chief Executive Officer and President, and Vanessa Kao, who serves as its Chief Financial Officer. As of March 31, 2025, each of Mr. Ran and Ms. Kao own an aggregate of $704,000 and $288,000 of our Notes, respectively.

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

8. STOCK–BASED COMPENSATION

Stock-based compensation expense recognized under ASC Topic 718, “Compensation-Stock Compensation,” for each of the three-month periods ended March 31, 2025 and 2024 of $3,266 represents the amortization of the fair value of 1,000,000 restricted shares granted to the Company’s Chief Executive Officer on September 9, 2011 of $195,968, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value is being amortized over 15 years. At March 31, 2025, all 1,000,000 shares remained restricted, and the remaining unrecognized stock-based compensation amounted to $18,508. One third of such restricted shares shall vest on each of September 9, 2026, September 9, 2027, and September 9, 2028.

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

Net income from the Company’s reportable segment is as follows:

	Three Months Ended March 31,
	2025	2024
Lending revenue:	$2,273,713	$2,573,078
Less:
Interest expense	429,128	668,635
Amortization of deferred financing costs	22,237	21,954
Referral fees	144	500
General and administrative expenses	453,570	410,278
Other income	(4,500)	(4,500)
Net income	$1,373,134	$1,476,211

11. COMMITMENT

In accordance with the dividend declared by the Company’s Board of Directors on February 6, 2025, a cash dividend of $0.115 per share in an aggregate amount of $1,315,445 was paid on April 15, 2025, to all shareholders of record on April 18, 2025.

12. SUBSEQUENT EVENTS

On April 17, 2025, the Company’s Board of Directors declared a cash dividend of $0.115 per share to be paid to all shareholders of record on July 8, 2025. The dividend will be paid on July 15, 2025.

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

The properties securing the loans are generally classified as residential or commercial real estate and, typically, are not income producing. Our loans are generally secured by a first mortgage lien on real estate. In addition, each loan is personally guaranteed by the principal(s) of the borrower, which guarantee may be collaterally secured by a pledge of the guarantor’s interest in the borrower. The face amount of the loans we originated in the past seven years ranged from $40,000 to a maximum of $3.6 million. Our lending policy limits the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $4 million. Our loans typically have a maximum initial term of 12 months and bear interest at a fixed rate of 9% to 13% per year, except for one loan issued in June 2024, which had an initial interest rate of 11.5% that was reduced to 7.25% on January 2, 2025, for a period of up to one year. In addition, we usually receive origination fees or “points” ranging from 0% to 2% of the original principal amount of the loan as well as other fees relating to underwriting and funding the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser) and in the case of construction financing, it is typically up to 80% of construction costs.

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

For the three month periods ended March 31, 2025 and 2024, the total amounts of $10,953,162 and $9,650,271, respectively, have been lent, offset by collections received from borrowers under our commercial loans in the amounts of $12,698,051 and $10,102,525, respectively.

At March 31, 2025, we were committed to $5,983,256 in construction loans that can be drawn by our borrowers when certain conditions are met.

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

Results of Operations

Three months ended March 31, 2025 compared to three months ended March 31, 2024

Revenue

Total revenues for the three months ended March 31, 2025 were approximately $2,274,000, compared to approximately $2,573,000 for the three months ended March 31, 2024, a decrease of $299,000, or 11.6%. The decrease in revenue was primarily attributable to lower interest income, resulting from a reduction in loans receivable, period over period. For the three months ended March 31, 2025, approximately $1,834,000 of our revenue represents interest income on secured commercial loans that we offer to real estate investors, compared to approximately $2,142,000 for the same period in 2024, and approximately $440,000 and $431,000, respectively, represent origination fees on such loans. The loans are principally secured by collateral consisting of real estate and accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for the three months ended March 31, 2025 were approximately $451,000, compared to approximately $691,000 for the three months ended March 31, 2024, a decrease of $240,000, or 34.7%. The decrease is primarily attributable to the decrease in interest expense due to lower SOFR rates and a reduction in borrowed amounts related to the use of the Webster Credit Line (see Note 5 to the condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q).

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2025 were approximately $454,000 compared to approximately $410,000 for the three months ended March 31, 2024, an increase of $44,000, or 10.7%. The increase is primarily attributable to increases in payroll and appraisal expenses, partially offset by reductions in travel and meals expenses.

Net income

Net income for the three months ended March 31, 2025 was approximately $1,373,000 compared to approximately $1,476,000 for the three months ended March 31, 2024, a decrease of $103,000, or 7.0%. This decrease is primarily attributable to the decrease in interest income from loans, partially offset by the decrease in interest expense.

Liquidity and Capital Resources

At March 31, 2025, we had cash of approximately $201,000, compared to cash of approximately $178,000 at December 31, 2024, not including restricted cash, which mainly represents collections received, pending clearance, from the Company’s commercial loans and is primarily dedicated to the reduction of the Webster Credit Line.

For the three months ended March 31, 2025, net cash provided by operating activities was approximately $1,181,000, compared to approximately $1,141,000 for the three months ended March 31, 2024. The increase in net cash provided by operating activities was primarily due to a smaller increase in interest and other fees receivable on loans compared to the prior period, partially offset by the decrease in net income.

For the three months ended March 31, 2025, net cash provided by investing activities was approximately $1,758,000, compared to approximately $565,000 for the three months ended March 31, 2024. Net cash provided by investing activities for the three months ended March 31, 2025 consisted of the collection of our commercial loans of approximately $12,698,000, offset by the issuance of commercial loans of approximately $10,940,000. Net cash provided by investing activities for the three months ended March 31, 2024 consisted of the collection of our commercial loans of approximately $10,103,000, offset by the issuance of commercial loans of $9,538,000.

For the three months ended March 31, 2025, net cash used in financing activities was approximately $2,918,000, compared to approximately $2,999,000 for the three months ended March 31, 2024. Net cash used in financing activities for the three months ended March 31, 2025 reflects the repayment of the Webster Credit Line of approximately $1,602,000 and a dividend payment of approximately $1,315,000. Net cash used in financing activities for the three months ended March 31, 2024 reflects the repayment of the Webster Credit Line of approximately $1,702,000, a dividend payment of approximately $1,287,000 and the purchase of treasury shares of approximately $10,000.

Our Amended and Restated Credit and Security Agreement with Webster, Flushing Bank and Mizrahi provides for the Webster Credit Line. Currently, the Webster Credit Line provides us with a credit line of $32.5 million in the aggregate until February 28, 2026, secured by assignments of mortgages and other collateral. The interest rates relating to the Webster Credit Line equal (i) SOFR plus a premium, which rate aggregated approximately 7.9%, including a 0.5% agency fee, as of March 31, 2025, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.00% and a 0.5% agency fee, as chosen by the Company for each drawdown.

The Webster Credit Line contains various covenants and restrictions including covenants limiting the amount that the Company can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans the Company makes to its customers, limiting the Company’s ability to pay dividends under certain circumstances, and limiting the Company’s ability to repurchase its common shares, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates. In addition, the Webster Credit Line contains a cross default provision which will deem any default under any indebtedness owed by us or our subsidiary, MBC Funding II, as a default under the credit line. Under the Amended and Restated Credit Agreement, the Company may repurchase, redeem or otherwise retire its equity securities in an amount not to exceed ten percent of our annual net income from the prior fiscal year. Further, the Company may issue up to $20 million in bonds through its subsidiary, of which not more than $10 million of such bonds may be secured by mortgage notes receivable, and provided that the terms and conditions of such bonds are approved by Webster, subject to its reasonable discretion. In addition, Mr. Ran has provided a personal guaranty of the potential amounts owed under the Webster Credit Line, with such guaranty not to exceed the sum of $1,000,000 plus any costs relating to the enforcement of the personal guaranty.

We were in compliance with all covenants of the Webster Credit Line, as amended, as of March 31, 2025. At March 31, 2025, the outstanding amount under the Amended and Restated Credit Agreement was $14,825,735. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% agency fee, was approximately 7.9% as of March 31, 2025.

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

The Notes are secured by a first priority lien on all of MBC Funding II’s assets, including, primarily, mortgage notes, mortgages and other transaction documents entered into in connection with first mortgage loans originated and funded by us, which MBC Funding II acquired from MBC pursuant to an asset purchase agreement. MBC Funding II may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium. No Notes were redeemed by MBC Funding II as of March 31, 2025.

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

We expect that our current cash balances, the Amended and Restated Credit Agreement, as described above, and cash flows from operations will be sufficient to fund our operations over the next 12 months. We currently do not believe there will be any issues in extending the Webster Credit Line or securing a similar line from another bank before its expiration, and we plan to refinance the Notes prior to their maturity, though we cannot assure that we will be successful in doing so on favorable terms or at all. From time to time, we also receive short-term unsecured loans from our executive officers and others, providing us with the flexibility needed for the steady deployment of capital. However, we anticipate that our working capital requirements will increase in the coming 12 months as we continue to pursue growth under favorable conditions.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Manhattan Bridge Capital, Inc. (Registrant)

Date:	April 24, 2025	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 24, 2025
		By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

