Form 10-Q
period 2025-06-30
MANHATTAN BRIDGE CAPITAL, INC
filed 2025-07-22
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________ to _________________________________

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

As of July 22, 2025, the registrant had a total of 11,438,651 common shares, $.001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(unaudited)	(audited)
Assets
Loans receivable, net of deferred origination and other fees	$65,217,737	$65,405,731
Interest and other fees receivable on loans	1,877,218	1,521,033
Cash	208,767	178,012
Cash – restricted	875	23,750
Other assets	153,112	62,080
Right-of-use asset – operating lease, net	127,633	154,039
Deferred financing costs, net	9,240	16,171
Total assets	$67,594,582	$67,360,816

Liabilities and Stockholders’ Equity
Liabilities:
Line of credit	$16,523,205	$16,427,874
Senior secured notes (net of deferred financing costs of $59,443 and $96,985, respectively)	5,940,557	5,903,015
Accounts payable and accrued expenses	198,622	232,236
Operating lease liability	139,882	167,119
Loan holdback	50,000	50,000
Dividends payable	1,315,445	1,315,445
Total liabilities	24,167,711	24,095,689

Commitments and contingencies

Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common shares - $.001 par value; 25,000,000 shares authorized; 11,757,058 issued; 11,438,651 outstanding	11,757	11,757
Additional paid-in capital	45,568,473	45,561,941
Less: Treasury stock, at cost – 318,407 shares	(1,070,406)	(1,070,406)
Accumulated deficit	(1,082,953)	(1,238,165)
Total stockholders’ equity	43,426,871	43,265,127
Total liabilities and stockholders’ equity	$67,594,582	$67,360,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Interest income from loans	$1,899,403	$2,032,687	$3,733,317	$4,175,174
Origination fees	455,833	410,528	895,632	841,119
Total revenue	2,355,236	2,443,215	4,628,949	5,016,293

Operating costs and expenses:
Interest and amortization of deferred financing costs	506,250	603,230	957,615	1,293,819
Referral fees	1,523	500	1,667	1,000
General and administrative expenses	437,785	434,282	891,355	844,560
Total operating costs and expenses	945,558	1,038,012	1,850,637	2,139,379
Income from operations	1,409,678	1,405,203	2,778,312	2,876,914
Other income	4,500	4,500	9,000	9,000
Income before income tax expense	1,414,178	1,409,703	2,787,312	2,885,914
Income tax expense	(1,210)	(650)	(1,210)	(650)
Net income	$1,412,968	$1,409,053	$2,786,102	$2,885,264

Basic and diluted net income per common share outstanding:
—Basic	$0.12	$0.12	$0.24	$0.25
—Diluted	$0.12	$0.12	$0.24	$0.25

Weighted average number of common shares outstanding:
—Basic	11,438,651	11,438,651	11,438,651	11,438,662
—Diluted	11,438,651	11,438,651	11,438,651	11,438,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2025

	Common Shares		Additional Paid	Treasury Stock		Accumulated
	Shares	Amount	in Capital	Shares	Cost	Deficit	Totals
Balance, April 1, 2025	11,757,058	$11,757	$45,565,207	318,407	$(1,070,406)	$(1,180,476)	$43,326,082
Non-cash compensation			3,266				3,266
Dividends declared and payable						(1,315,445)	(1,315,445)
Net income						1,412,968	1,412,968
Balance, June 30, 2025	11,757,058	$11,757	$45,568,473	318,407	$(1,070,406)	$(1,082,953)	$43,426,871

FOR THE THREE MONTHS ENDED JUNE 30, 2024

	Common Shares		Additional Paid	Treasury Stock		Accumulated
	Shares	Amount	in Capital	Shares	Cost	Deficit	Totals
Balance, April 1, 2024	11,757,058	$11,757	$45,552,142	318,407	$(1,070,406)	$(1,406,555)	$43,086,938
Non-cash compensation			3,266				3,266
Dividends declared and payable						(1,315,445)	(1,315,445)
Net income						1,409,053	1,409,053
Balance, June 30, 2024	11,757,058	$11,757	$45,555,408	318,407	$(1,070,406)	$(1,312,947)	$43,183,812

FOR THE SIX MONTHS ENDED JUNE 30, 2025

	Common Shares		Additional Paid	Treasury Stock		Accumulated
	Shares	Amount	in Capital	Shares	Cost	Deficit	Totals
Balance, January 1, 2025	11,757,058	$11,757	$45,561,941	318,407	$(1,070,406)	$(1,238,165)	$43,265,127
Non-cash compensation			6,532				6,532
Dividends paid						(1,315,445)	(1,315,445)
Dividends declared and payable						(1,315,445)	(1,315,445)
Net income						2,786,102	2,786,102
Balance, June 30, 2025	11,757,058	$11,757	$45,568,473	318,407	$(1,070,406)	$(1,082,953)	$43,426,871

FOR THE SIX MONTHS ENDED JUNE 30, 2024

	Common Shares		Additional Paid	Treasury Stock		Accumulated
	Shares	Amount	in Capital	Shares	Cost	Deficit	Totals
Balance, January 1, 2024	11,757,058	$11,757	$45,548,876	316,407	$(1,060,606)	$(1,567,321)	$42,932,706
Purchase of treasury shares				2,000	(9,800)		(9,800)
Non-cash compensation			6,532				6,532
Dividends paid						(1,315,445)	(1,315,445)
Dividends declared and payable						(1,315,445)	(1,315,445)
Net income						2,885,264	2,885,264
Balance, June 30, 2024	11,757,058	$11,757	$45,555,408	318,407	$(1,070,406)	$(1,312,947)	$43,183,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$2,786,102	$2,885,264
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	44,473	44,191
Adjustment to right-of-use asset - operating lease and liability	(831)	190
Depreciation	2,790	2,209
Non-cash compensation expense	6,532	6,532
Changes in operating assets and liabilities:
Interest and other fees receivable on loans	(369,307)	(315,399)
Other assets	(93,403)	(71,703)
Accounts payable and accrued expenses	(33,614)	(53,044)
Deferred origination and other fees	64,338	(72,992)
Net cash provided by operating activities	2,407,080	2,425,248

Cash flows from investing activities:
Issuance of short-term loans	(23,482,540)	(19,455,000)
Collections received from loans	23,619,317	25,866,190
Purchase of fixed assets	(418)	(1,191)
Net cash provided by investing activities	136,359	6,409,999

Cash flows from financing activities:
Repayment of line of credit	(26,365,153)	(27,543,007)
Proceeds from line of credit	26,460,484	19,736,179
Dividends paid	(2,630,890)	(2,602,518)
Purchase of treasury shares	—	(9,800)
Deferred financing costs incurred	—	(2,167)
Net cash used in financing activities	(2,535,559)	(10,421,313)

Net increase (decrease) in cash	7,880	(1,586,066)
Cash and restricted cash, beginning of period(1)	201,762	1,691,995
Cash and restricted cash, end of period(2)	$209,642	$105,929

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for taxes	$1,210	$650
Cash paid during the period for interest	$903,251	$1,297,587
Cash paid during the period for operating leases	$31,982	$32,208

Supplemental Schedule of Noncash Financing Activities:
Dividend declared and payable	$1,315,445	$1,315,445

Supplemental Schedule of Noncash Operating and Investing Activities:
Reduction in interest receivable in connection with the increase in loans receivable	$13,122	$222,520

(1)	At December 31, 2024 and 2023, cash and restricted cash included $23,750 and $1,587,773, respectively, of restricted cash.
(2)	At June 30, 2025, cash and restricted cash included $875 of restricted cash.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

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

Certain amounts in the consolidated financial statements for June 30, 2024 and December 31, 2024, have been reclassified to align with the presentation for June 30, 2025.

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

4. COMMERCIAL LOANS

Loans Receivable

The Company offers short-term secured non–banking loans to real estate investors (also known as hard money loans) to fund their acquisition and construction of properties located in the New York metropolitan area, including New Jersey and Connecticut, and in Florida. The loans are principally secured by collateral consisting of real estate and accompanied by personal guarantees from the principals of the borrowers. The loans are generally for a term of one year. The short-term loans are initially recorded, and carried thereafter, in the condensed consolidated financial statements at cost, net of deferred origination and other fees, which totaled approximately $633,000 and $569,000 at June 30, 2025 and December 31, 2024, respectively. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term. At June 30, 2025, the Company was committed to $6,286,256 in construction loans that can be drawn by the borrowers when certain conditions are met.

At June 30, 2025, the Company has made loans to four different entities in the aggregate amount of $7,889,500, or 12.0% of its loan portfolio. One individual holds at least a fifty percent interest in each of the different entities. This individual is not affiliated with any officers or directors of the Company.

The Company generally grants loans for a term of one year. When a performing loan reaches its maturity and the borrower requests an extension, the Company may extend the term of the loan beyond one year. Prior to granting an extension of any loan, the Company reevaluates the underlying collateral.

Credit Risk

Credit risk profile based on loan activity as of June 30, 2025 and December 31, 2024:

Performing loans	Developers- Residential	Developers- Commercial	Developers- Mixed Use	Total outstanding loans
June 30, 2025	$56,645,610	$7,880,000	$1,325,000	$65,850,610
December 31, 2024 (audited)	$56,149,265	$7,380,000	$2,445,000	$65,974,265

At June 30, 2025, the Company’s loans receivable consisted of loans in the amount of $10,957, $1,370,250, $2,125,000, $12,108,479 and $11,365,000, originally due or committed to lend to borrowers in 2016, 2020, 2022, 2023 and 2024, respectively. The loans receivable also include loans in the amount of $12,708,765 originally due in the first six months of 2025.

Generally, borrowers are paying their interest, and the Company receives a fee in connection with the extension of the loans. In all instances, the borrowers have either signed an extension agreement or are in the process of signing an extension. Accordingly, at June 30, 2025, no loan impairments exist and there are no provisions for impairment credit losses of loans or recoveries thereof.

Subsequent to the balance sheet date, approximately $1,480,000 of the loans receivable at June 30, 2025, were paid down or paid off, including approximately $726,000 originally due on or before June 30, 2025.

5. LINE OF CREDIT

The Company executed an Amended and Restated Credit and Security Agreement (as amended, the “Amended and Restated Credit Agreement”), with Webster Business Credit Corporation (“Webster”), Flushing Bank (“Flushing”) and Mizrahi Tefahot Bank Ltd (“Mizrahi” and together with Webster and Flushing, the “Lenders”), which established the Company’s credit line (the “Webster Credit Line”). Currently, the Webster Credit Line provides the Company with a credit line of $32.5 million in the aggregate until February 28, 2026, secured by assignments of mortgages and other collateral. The interest rates relating to the Webster Credit Line equal (i) the Secured Overnight Financing Rate (“SOFR”) plus a premium, which rate aggregated approximately 7.9%, including a 0.5% agency fee, as of June 30, 2025, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.00% and a 0.5% agency fee, as chosen by the Company for each drawdown. The Company does not believe there will be any issues in extending the Webster Credit Line or securing a similar line from another bank before its expiration.

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

The Company was in compliance with all covenants of the Webster Credit Line, as amended, as of June 30, 2025. At June 30, 2025, the outstanding amount under the Amended Credit Agreement was $16,523,205. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% agency fee, was approximately 7.9% as of June 30, 2025.

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

MBC Funding II may redeem the Notes, in whole or in part, at any time after April 22, 2019, upon at least 30 days prior written notice to the Noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium. No Notes were redeemed by MBC Funding II as of June 30, 2025.

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

The Company’s principal executive officers consist of Assaf Ran, who serves as its Chief Executive Officer and President, and Vanessa Kao, who serves as its Chief Financial Officer. As of June 30, 2025, each of Mr. Ran and Ms. Kao owns an aggregate of $704,000 and $288,000 of our Notes, respectively.

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

8. STOCK–BASED COMPENSATION

Stock-based compensation expense recognized under ASC Topic 718, “Compensation-Stock Compensation,” for each of the three-month periods ended June 30, 2025 and 2024 of $3,266, and for each of the six-month periods ended June 30, 2025 and 2024 of $6,532 represent the amortization of the fair value of 1,000,000 restricted shares granted to the Company’s Chief Executive Officer on September 9, 2011 of $195,968, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value is being amortized over 15 years. At June 30, 2025, all 1,000,000 shares remained restricted, and the remaining unrecognized stock-based compensation amounted to $15,242. One third of such restricted shares shall vest on each of September 9, 2026, September 9, 2027, and September 9, 2028.

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

Net income from the Company’s reportable segment is as follows:

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lending revenue:	$2,355,236	$2,443,215	$4,628,949	$5,016,293
Less:
Interest expense	484,013	580,993	913,142	1,249,628
Amortization of deferred financing costs	22,237	22,237	44,473	44,191
Referral fees	1,523	500	1,667	1,000
General and administrative expenses	437,785	434,282	891,355	844,560
Income tax expense	1,210	650	1,210	650
Other income	(4,500)	(4,500)	(9,000)	(9,000)
Net income	$1,412,968	$1,409,053	$2,786,102	$2,885,264

11. SUBSEQUENT EVENTS

In accordance with the dividend declared by the Company’s Board of Directors on April 17, 2025, a cash dividend of $0.115 per share in an aggregate amount of $1,315,445 was paid on July 15, 2025, to all shareholders of record on July 8, 2025.

********

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The discussion and analysis contain forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements.

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

The properties securing the loans are generally classified as residential or commercial real estate and, typically, are not income producing. Our loans are generally secured by a first mortgage lien on real estate. In addition, each loan is personally guaranteed by the principal(s) of the borrower, which guarantee may be collaterally secured by a pledge of the guarantor’s interest in the borrower. The face amount of the loans we originated in the past seven years ranged from $40,000 to a maximum of $3.6 million. Our lending policy limits the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $4 million. Our loans typically have a maximum initial term of 12 months and bear interest at a fixed rate of 9% to 12% per year, except for one loan issued in June 2024, which had an initial interest rate of 11.5% that was reduced to 7.25% on January 2, 2025, for a period of up to one year. In addition, we usually receive origination fees or “points” ranging from 0% to 2% of the original principal amount of the loan as well as other fees relating to underwriting and funding the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser) and in the case of construction financing, it is typically up to 80% of construction costs.

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

For the six month periods ended June 30, 2025 and 2024, the total amounts of $23,495,662 and $19,677,520, respectively, have been lent, offset by collections received from borrowers, under our commercial loans of $23,619,317 and $25,866,190, respectively.

At June 30, 2025, we were committed to $6,286,256 in construction loans that can be drawn by our borrowers when certain conditions are met.

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

Results of Operations

Three months ended June 30, 2025 compared to three months ended June 30, 2024

Total revenue

Total revenues for the three months ended June 30, 2025 were approximately $2,355,000 compared to approximately $2,443,000 for the three months ended June 30, 2024, a decrease of $88,000, or 3.6%. The decrease in revenue was primarily attributable to lower interest income, resulting from a reduction in loans receivable, period-over-period, partially offset by an increase of origination fees. For the three months ended June 30, 2025 and 2024, approximately $1,899,000 and $2,033,000, respectively, of our revenues were attributable to interest income on secured commercial loans that we offer to real estate investors, and approximately $456,000 and $411,000, respectively, of our revenues were attributable to origination fees on such loans. The loans are principally secured by collateral consisting of real estate and accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for the three months ended June 30, 2025 were approximately $506,000 compared to approximately $603,000 for the three months ended June 30, 2024, a decrease of $97,000, or 16.1%. The decrease is primarily attributable to the decrease in interest expense due to lower SOFR rates and a reduction in borrowed amounts related to the use of the Webster Credit Line (See Note 5 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2025 were approximately $438,000 compared to approximately $434,000 for the three months ended June 30, 2024, an increase of $4,000. The increase is primarily attributable to increases in payroll expense and NYSE American listing fee, partially offset by a reduction in legal fees as well as costs related to the filing of our registration statement on Form S-3 incurred in 2024.

Net income

Net income for the three months ended June 30, 2025 was approximately $1,413,000 compared to approximately $1,409,000 for the three months ended June 30, 2024, an increase of $4,000. The difference between periods was nominal.

Six months ended June 30, 2025 compared to six months ended June 30, 2024

Total revenue

Total revenues for the six months ended June 30, 2025 were approximately $4,629,000 compared to approximately $5,016,000 for the six months ended June 30, 2024, a decrease of $387,000, or 7.7%. The decrease in revenue was primarily attributable to lower interest income, resulting from a reduction in loans receivable, period-over-period. For the six months ended June 30, 2025 and 2024, revenues of approximately $3,733,000 and $4,175,000, respectively, were attributable to interest income on secured commercial loans that we offer to real estate investors, and approximately $896,000 and $841,000, respectively, were attributable to origination fees on such loans. The loans are principally secured by collateral consisting of real estate and accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for the six months ended June 30, 2025 were approximately $958,000 compared to approximately $1,294,000 for the six months ended June 30, 2024, a decrease of $336,000, or 26.0%. The decrease is primarily attributable to the decrease in interest expense due to lower SOFR rates and a reduction in borrowed amounts related to the use of the Webster Credit Line (see Note 5 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2025 were approximately $891,000 compared to approximately $845,000 for the six months ended June 30, 2024, an increase of $46,000, or 5.4%. The increase is primarily attributable to increases in payroll and appraisal expenses as well as NYSE American listing fee, partially offset by reductions in travel and meals expenses as well as costs related to the filing of our registration statement on Form S-3 incurred in 2024.

Net income

Net income for the six months ended June 30, 2025 was approximately $2,786,000 compared to approximately $2,885,000 for the six months ended June 30, 2024, a decrease of $99,000, or 3.4%. This decrease is primarily attributable to the decrease in interest income from loans, partially offset by the decrease in interest expense.

Liquidity and Capital Resources

At June 30, 2025, we had cash of approximately $209,000, compared to cash of approximately $178,000 at December 31, 2024, not including restricted cash, which mainly represents collections received, pending clearance, from the Company’s commercial loans and is primarily dedicated to the reduction of the Webster Credit Line.

For the six months ended June 30, 2025, net cash provided by operating activities was approximately $2,407,000, compared to approximately $2,425,000 for the six months ended June 30, 2024. The decrease in net cash provided by operating activities was primarily due to the decrease in net income and a larger increase in interest and other fees receivable on loans compared to the prior period, partially offset by an increase in deferred origination and other fees.

For the six months ended June 30, 2025, net cash provided by investing activities was approximately $136,000, compared to approximately $6,410,000 for the six months ended June 30, 2024. Net cash provided by investing activities for the six months ended June 30, 2025 mainly consisted of the collection of our commercial loans of approximately $23,619,000, offset by the issuance of commercial loans of approximately $23,483,000. Net cash provided by investing activities for the six months ended June 30, 2024 mainly consisted of the collection of our commercial loans of approximately $25,866,000, offset by the issuance of commercial loans of $19,455,000.

For the six months ended June 30, 2025, net cash used in financing activities was approximately $2,536,000, compared to approximately $10,421,000 for the six months ended June 30, 2024. Net cash used in financing activities for the six months ended June 30, 2025 reflects dividend payments of approximately $2,631,000, partially offset by the net proceeds from the Webster Credit Line of approximately $95,000. Net cash used in financing activities for the six months ended June 30, 2024 reflects the partial repayment of the Webster Credit Line of approximately $7,807,000, dividend payments of approximately $2,603,000, repurchase of treasury shares of approximately $10,000 and deferred financing costs of approximately $2,000.

Our Amended and Restated Credit and Security Agreement with Webster, Flushing Bank and Mizrahi provides for the Webster Credit Line. Currently, the Webster Credit Line provides us with a credit line of $32.5 million in the aggregate until February 28, 2026, secured by assignments of mortgages and other collateral. The interest rates relating to the Webster Credit Line equal (i) SOFR plus a premium, which rate aggregated approximately 7.9%, including a 0.5% agency fee, as of June 30, 2025, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.00% and a 0.5% agency fee, as chosen by the Company for each drawdown.

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

We were in compliance with all covenants of the Webster Credit Line, as amended, as of June 30, 2025. At June 30, 2025, the outstanding amount under the Amended and Restated Credit Agreement was $16,523,205. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% agency fee, was approximately 7.9% as of June 30, 2025.

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

The Notes are secured by a first priority lien on all of MBC Funding II’s assets, including, primarily, mortgage notes, mortgages and other transaction documents entered into in connection with first mortgage loans originated and funded by us, which MBC Funding II acquired from MBC pursuant to an asset purchase agreement. MBC Funding II may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium. No Notes were redeemed by MBC Funding II as of June 30, 2025.

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

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Manhattan Bridge Capital, Inc. (Registrant)

Date: July 22, 2025	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: July 22, 2025	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

