Form 10-Q
period 2025-09-30
MANHATTAN BRIDGE CAPITAL, INC
filed 2025-10-24
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to _________________________________________

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

As of October 24, 2025, the registrant had a total of 11,438,651 common shares, $.001 par value per share, outstanding.

MANHATTAN BRIDGE CAPITAL, INC.

Forward Looking Statements

This report contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the words “believe,” “expect,” “intend,” “estimate” and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial condition and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements”), including but not limited to the following: (i) our loan origination activities, revenues and profits are limited by available funds; (ii) we operate in a highly competitive market and competition may limit our ability to originate loans with favorable interest rates; (iii) our Chief Executive Officer is critical to our business and our future success may depend on our ability to retain him; (iv) if we overestimate the yields on our loans or incorrectly value the collateral securing the loan, we may experience losses; (v) we may be subject to “lender liability” claims; (vi) our due diligence may not uncover all of a borrower’s liabilities or other risks to its business; (vii) borrower concentration could lead to significant losses; (viii) we may choose to make distributions in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive; (ix) an increase in interest rates may impact our profitability; (x) we may be unsuccessful in our efforts to extend or replace the Webster Credit Line (as defined below); and (xi) we may be unsuccessful in our efforts to redeem our 6% senior secured notes, due April 22, 2026 (the “Notes”). The accompanying information contained in this report, including the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” identifies important factors that could cause such differences. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

All references in this Form 10-Q to “Company,” “we,” “us,” or “our” refer to Manhattan Bridge Capital, Inc. and its wholly-owned subsidiary, MBC Funding II Corp., unless the context otherwise indicates.

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(unaudited)	(audited)
Assets
Loans receivable, net of deferred origination and other fees	$57,961,155	$65,405,731
Interest and other fees receivable on loans	1,578,806	1,521,033
Cash	186,435	178,012
Cash – restricted	13,847	23,750
Other assets	128,431	62,080
Right-of-use asset – operating lease, net	114,429	154,039
Deferred financing costs, net	5,775	16,171
Total assets	$59,988,878	$67,360,816

Liabilities and Stockholders’ Equity
Liabilities:
Line of credit	$9,049,624	$16,427,874
Senior secured notes (net of deferred financing costs of $40,672 and $96,985, respectively)	5,959,328	5,903,015
Accounts payable and accrued expenses	171,558	232,236
Operating lease liability	126,051	167,119
Loan holdback	50,000	50,000
Dividends payable	1,315,445	1,315,445
Total liabilities	16,672,006	24,095,689

Commitments and contingencies

Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common shares - $.001 par value; 25,000,000 shares authorized; 11,757,058 issued; 11,438,651 outstanding	11,757	11,757
Additional paid-in capital	45,571,739	45,561,941
Less: Treasury shares, at cost – 318,407 shares	(1,070,406)	(1,070,406)
Accumulated deficit	(1,196,218)	(1,238,165)
Total stockholders’ equity	43,316,872	43,265,127

Total liabilities and stockholders’ equity	$59,988,878	$67,360,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Interest income from loans	$1,770,377	$1,952,957	$5,503,694	$6,128,131
Origination fees	265,376	360,376	1,161,008	1,201,494
Total revenue	2,035,753	2,313,333	6,664,702	7,329,625

Operating costs and expenses:
Interest and amortization of deferred financing costs	421,980	537,218	1,379,595	1,831,037
Referral fees	2,575	847	4,242	1,847
General and administrative expenses	413,518	380,482	1,304,873	1,225,041
Total operating costs and expenses	838,073	918,547	2,688,710	3,057,925
Income from operations	1,197,680	1,394,786	3,975,992	4,271,700
Other income	4,500	4,500	13,500	13,500
Income before income tax expense	1,202,180	1,399,286	3,989,492	4,285,200
Income tax expense	—	—	(1,210)	(650)
Net income	$1,202,180	$1,399,286	$3,988,282	$4,284,550

Basic and diluted net income per common share outstanding:
–Basic	$0.11	$0.12	$0.35	$0.37
–Diluted	$0.11	$0.12	$0.35	$0.37

Weighted average number of common shares outstanding:
–Basic	11,438,651	11,438,651	11,438,651	11,438,658
–Diluted	11,438,651	11,438,651	11,438,651	11,438,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025

	Common Shares		Additional Paid in	Treasury Shares		Accumulated
	Shares	Amount	Capital	Shares	Cost	Deficit	Totals
Balance, July 1, 2025	11,757,058	$11,757	$45,568,473	318,407	$(1,070,406)	$(1,082,953)	$43,426,871
Non-cash compensation			3,266				3,266
Dividends declared and payable						(1,315,445)	(1,315,445)
Net income						1,202,180	1,202,180
Balance, September 30, 2025	11,757,058	$11,757	$45,571,739	318,407	$(1,070,406)	$(1,196,218)	$43,316,872

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024

	Common Shares		Additional Paid in	Treasury Shares		Accumulated
	Shares	Amount	Capital	Shares	Cost	Deficit	Totals
Balance, July 1, 2024	11,757,058	$11,757	$45,555,408	318,407	$(1,070,406)	$(1,312,947)	$43,183,812
Non-cash compensation			3,266				3,266
Dividends declared and payable						(1,315,445)	(1,315,445)
Net income						1,399,286	1,399,286
Balance, September 30, 2024	11,757,058	$11,757	$45,558,674	318,407	$(1,070,406)	$(1,229,106)	$43,270,919

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

	Common Shares		Additional Paid in	Treasury Shares		Accumulated
	Shares	Amount	Capital	Shares	Cost	Deficit	Totals
Balance, January 1, 2025	11,757,058	$11,757	$45,561,941	318,407	$(1,070,406)	$(1,238,165)	$43,265,127
Non-cash compensation			9,798				9,798
Dividends paid						(2,630,890)	(2,630,890)
Dividends declared and payable						(1,315,445)	(1,315,445)
Net income						3,988,282	3,988,282
Balance, September 30, 2025	11,757,058	$11,757	$45,571,739	318,407	$(1,070,406)	$(1,196,218)	$43,316,872

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

	Common Shares		Additional Paid in	Treasury Shares		Accumulated
	Shares	Amount	Capital	Shares	Cost	Deficit	Totals
Balance, January 1, 2024	11,757,058	$11,757	$45,548,876	316,407	$(1,060,606)	$(1,567,321)	$42,932,706
Purchase of treasury shares				2,000	(9,800)		(9,800)
Non-cash compensation			9,798				9,798
Dividends paid						(2,630,890)	(2,630,890)
Dividends declared and payable						(1,315,445)	(1,315,445)
Net income						4,284,550	4,284,550
Balance, September 30, 2024	11,757,058	$11,757	$45,558,674	318,407	$(1,070,406)	$(1,229,106)	$43,270,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$3,988,282	$4,284,550
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	66,710	66,427
Adjustment to right-of-use asset - operating lease and liability	(1,459)	121
Depreciation	4,007	3,480
Non-cash compensation expense	9,798	9,798
Changes in operating assets and liabilities:
Interest and other fees receivable on loans	(70,895)	(484,660)
Other assets	(69,940)	(35,005)
Accounts payable and accrued expenses	(60,678)	(83,505)
Deferred origination and other fees	(59,801)	(100,207)
Net cash provided by operating activities	3,806,024	3,660,999

Cash flows from investing activities:
Issuance of short-term loans	(27,957,494)	(29,019,000)
Collections received from loans	35,474,993	33,749,887
Purchase of fixed assets	(418)	(4,018)
Net cash provided by investing activities	7,517,081	4,726,869

Cash flows from financing activities:
Repayment of line of credit	(40,751,845)	(37,297,880)
Proceeds from line of credit	33,373,595	31,315,810
Dividends paid	(3,946,335)	(3,917,963)
Purchase of treasury shares	—	(9,800)
Deferred financing costs incurred	—	(2,167)
Net cash used in financing activities	(11,324,585)	(9,912,000)

Net decrease in cash	(1,480)	(1,524,132)
Cash and restricted cash, beginning of period(1)	201,762	1,691,995
Cash and restricted cash, end of period(2)	$200,282	$167,863

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for taxes	$1,210	$650
Cash paid during the period for interest	$1,346,361	$1,816,980
Cash paid during the period for operating leases	$47,973	$47,779

Supplemental Schedule of Noncash Financing Activities:
Dividend declared and payable	$1,315,445	$1,315,445
Loan holdback relating to mortgage receivable	$—	$50,000

Supplemental Schedule of Noncash Operating and Investing Activities:
Reduction in interest receivable in connection with the increase in loans receivable	$13,122	$343,922

(1)	At December 31, 2024 and 2023, cash and restricted cash included $23,750 and $1,587,773, respectively, of restricted cash.
(2)	At September 30, 2025, cash and restricted cash included $13,847 of restricted cash.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

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

Certain amounts in the consolidated financial statements for September 30, 2024 and December 31, 2024, have been reclassified to align with the presentation for September 30, 2025.

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

4. COMMERCIAL LOANS

Loans Receivable

The Company offers short-term secured non–banking loans to real estate investors (also known as hard money loans) to fund their acquisition and construction of properties located in the New York metropolitan area, including New Jersey and Connecticut, and in Florida. The loans are principally secured by collateral consisting of real estate and accompanied by personal guarantees from the principals of the borrowers. The loans are generally for a term of one year. The short-term loans are initially recorded, and carried thereafter, in the condensed consolidated financial statements at cost, net of deferred origination and other fees, which totaled approximately $509,000 and $569,000 at September 30, 2025 and December 31, 2024, respectively. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term. At September 30, 2025, the Company was committed to $4,871,256 in construction loans that can be drawn by the borrowers when certain conditions are met.

At September 30, 2025, the Company has made loans to three different entities in the aggregate amount of $6,234,500, or 10.7% of its loan portfolio. One individual holds at least a fifty percent interest in each of the different entities. This individual is not affiliated with any officers or directors of the Company.

The Company generally grants loans for a term of one year. When a performing loan reaches its maturity and the borrower requests an extension, the Company may extend the term of the loan beyond one year. Prior to granting an extension of any loan, the Company reevaluates the underlying collateral.

Credit Risk

Credit risk profile based on loan activity as of September 30, 2025 and December 31, 2024:

Performing loans	Developers- Residential	Developers- Commercial	Developers- Mixed Use	Total outstanding loans
September 30, 2025	$49,304,934	$8,564,954	$600,000	$58,469,888
December 31, 2024 (audited)	$56,149,265	$7,380,000	$2,445,000	$65,974,265

At September 30, 2025, the Company’s loans receivable consisted of loans in the amount of $6,925, $920,250, $1,975,000, $9,034,624 and $10,156,620, originally due or committed to lend to borrowers in 2016, 2020, 2022, 2023 and 2024, respectively. The loans receivable also include loans in the amount of $14,838,265 originally due in the first nine months of 2025.

Generally, borrowers are paying their interest, and the Company receives a fee in connection with the extension of the loans. In all instances, the borrowers have either signed an extension agreement or are in the process of signing an extension. Accordingly, at September 30, 2025, no loan impairments exist and there are no provisions for impairment credit losses of loans or recoveries thereof.

During September 2025, the Company sold one of its loans receivable at its face value of $250,000. Subsequent to the balance sheet date, approximately $1,608,000 of the loans receivable at September 30, 2025, were paid down or paid off.

5. LINE OF CREDIT

The Company executed an Amended and Restated Credit and Security Agreement (as amended, the “Amended and Restated Credit Agreement”), with Webster Business Credit Corporation (“Webster”), Flushing Bank (“Flushing”) and Mizrahi Tefahot Bank Ltd (“Mizrahi” and together with Webster and Flushing, the “Lenders”), which established the Company’s credit line (the “Webster Credit Line”). Currently, the Webster Credit Line provides the Company with a credit line of $32.5 million in the aggregate until February 28, 2026, secured by assignments of mortgages and other collateral. The interest rates relating to the Webster Credit Line equal (i) the Secured Overnight Financing Rate (“SOFR”) plus a premium, which rate aggregated approximately 7.8%, including a 0.5% agency fee, as of September 30, 2025, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.00% and a 0.5% agency fee, as chosen by the Company for each drawdown. The Company does not believe there will be any issues in extending the Webster Credit Line or securing a similar line from another bank before its expiration.

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

The Company was in compliance with all covenants of the Webster Credit Line, as amended, as of September 30, 2025. At September 30, 2025, the outstanding amount under the Amended Credit Agreement was $9,049,624. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% agency fee, was approximately 7.8% as of September 30, 2025.

6. SENIOR SECURED NOTES

On April 25, 2016, in an initial public offering, MBC Funding II issued 6% senior secured notes, due April 22, 2026 (the “Notes”) in the aggregate principal amount of $6,000,000 under the Indenture, dated April 25, 2016, among MBC Funding II, as Issuer, the Company, as Guarantor, and ClearTrust, LLC (as successor by merger to Worldwide Stock Transfer, LLC), as Indenture Trustee (the “Indenture”). The Notes, having a principal amount of $1,000 each, are listed on the NYSE American and trade under the symbol “LOAN/26”. Interest accrues on the Notes commencing on May 16, 2016. The accrued interest is payable monthly in cash, in arrears, on the 15th day of each calendar month commencing June 2016.

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

MBC Funding II may redeem the Notes, in whole or in part, at any time after April 22, 2019, upon at least 10 days’ and not more than 20 days’ prior written notice to the Noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium. No Notes were redeemed by MBC Funding II as of September 30, 2025; however, the Company plans to redeem the Notes prior to their maturity with proceeds from a replacement credit facility or the Webster Credit Line.

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

The Company’s principal executive officers consist of Assaf Ran, who serves as its Chief Executive Officer and President, and Vanessa Kao, who serves as its Chief Financial Officer. As of September 30, 2025, each of Mr. Ran and Ms. Kao owns an aggregate of $704,000 and $288,000 of our Notes, respectively.

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

9. STOCK–BASED COMPENSATION

Stock-based compensation expense recognized under ASC Topic 718, “Compensation-Stock Compensation,” for each of the three-month periods ended September 30, 2025 and 2024 of $3,266, and for each of the nine-month periods ended September 30, 2025 and 2024 of $9,798 represent the amortization of the fair value of 1,000,000 restricted shares granted to the Company’s Chief Executive Officer on September 9, 2011 of $195,968, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value is being amortized over 15 years. At September 30, 2025, all 1,000,000 shares remained restricted, and the remaining unrecognized stock-based compensation amounted to $11,976. One third of such restricted shares shall vest on each of September 9, 2026, September 9, 2027, and September 9, 2028.

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

Net income from the Company’s reportable segment is as follows:

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenue:	$2,035,753	$2,313,333	$6,664,702	$7,329,625
Less:
Interest expense	399,744	514,982	1,312,885	1,764,610
Amortization of deferred financing costs	22,236	22,236	66,710	66,427
Referral fees	2,575	847	4,242	1,847
General and administrative expenses	413,518	380,482	1,304,873	1,225,041
Income tax expense	—	—	1,210	650
Other income	(4,500)	(4,500)	(13,500)	(13,500)
Net income	$1,202,180	$1,399,286	$3,988,282	$4,284,550

11. SUBSEQUENT EVENTS

In accordance with the dividend declared by the Company’s Board of Directors on July 28, 2025, a cash dividend of $0.115 per share in an aggregate amount of $1,315,445 was paid on October 15, 2025, to all shareholders of record on October 8, 2025.

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

The properties securing the loans are generally classified as residential or commercial real estate and, typically, are not income producing. Our loans are generally secured by a first mortgage lien on real estate. In addition, each loan is personally guaranteed by the principal(s) of the borrower, which guarantee may be collaterally secured by a pledge of the guarantor’s interest in the borrower. The face amount of the loans we originated in the past seven years ranged from $40,000 to a maximum of $3.6 million. Our lending policy limits the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $4 million. Our loans typically have a maximum initial term of 12 months and bear interest at a fixed rate of 9% to 12.5% per year, except for one loan issued in June 2024, which had an initial interest rate of 11.5% that was reduced to 7.25% on January 2, 2025, for a period of up to one year. In addition, we usually receive origination fees or “points” ranging from 0% to 2% of the original principal amount of the loan as well as other fees relating to underwriting and funding the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser) and in the case of construction financing, it is typically up to 80% of construction costs.

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

For the nine-month periods ended September 30, 2025 and 2024, the total amounts of $27,970,616 and $29,362,922, respectively, have been lent, offset by collections received from borrowers, under our commercial loans of $35,474,993 and $33,749,887, respectively.

At September 30, 2025, we were committed to $4,871,256 in construction loans that can be drawn by our borrowers when certain conditions are met.

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

Results of Operations

Three months ended September 30, 2025 compared to three months ended September 30, 2024

Revenue

Total revenues for the three months ended September 30, 2025 were approximately $2,036,000 compared to approximately $2,313,000 for the three months ended September 30, 2024, a decrease of $277,000 or 12.0%. The decrease in revenue was primarily attributable to lower interest income, resulting from a reduction in loans receivable, period-over-period, and reduced origination fees, which were impacted by a slowdown in new loan originations. For the three months ended September 30, 2025 and 2024, approximately $1,770,000 and $1,953,000, respectively, of our revenues were attributable to interest income on secured commercial loans that we offer to real estate investors, and approximately $265,000 and $360,000, respectively, of our revenues were attributable to origination fees on such loans. The loans are principally secured by collateral consisting of real estate and accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for the three months ended September 30, 2025 were approximately $422,000 compared to approximately $537,000 for the three months ended September 30, 2024, a decrease of $115,000, or 21.4%. The decrease is primarily attributable to the decrease in interest expense due to lower SOFR rates and a reduction in borrowed amounts related to the use of the Webster Credit Line (See Note 5 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2025 were approximately $414,000 compared to approximately $380,000 for the three months ended September 30, 2024, an increase of $34,000, or 8.9%. The increase is primarily attributable to higher bank fees and NYSE American listing fee related to the Notes.

Net income

Net income for the three months ended September 30, 2025 was approximately $1,202,000 compared to approximately $1,399,000 for the three months ended September 30, 2024, a decrease of $197,000, or 14.1%. This decrease is primarily attributable to the decrease in revenue, partially offset by the decrease in interest expense.

Nine months ended September 30, 2025 compared to nine months ended September 30, 2024

Revenue

Total revenues for the nine months ended September 30, 2025 were approximately $6,665,000 compared to approximately $7,330,000 for the nine months ended September 30, 2024, a decrease of $665,000, or 9.1%. The decrease in revenue was primarily attributable to lower interest income, resulting from a reduction in loans receivable, period-over-period, and reduced origination fees, which were impacted by a slowdown in new loan originations. For the nine months ended September 30, 2025 and 2024, revenues of approximately $5,504,000 and $6,128,000, respectively, were attributable to interest income on the secured commercial loans that we offer to real estate investors, and approximately $1,161,000 and $1,201,000, respectively, of our revenues were attributable to origination fees on such loans. The loans are principally secured by collateral consisting of real estate and accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for the nine months ended September 30, 2025 were approximately $1,380,000 compared to approximately $1,831,000 for the nine months ended September 30, 2024, a decrease of $451,000, or 24.6%. The decrease is primarily attributable to the decrease in interest expense due to lower SOFR rates and a reduction in borrowed amounts related to the use of the Webster Credit Line (See Note 5 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2025 were approximately $1,305,000 compared to approximately $1,225,000 for the nine months ended September 30, 2024, an increase of $80,000, or 6.5%. The increase is primarily attributable to higher payroll and appraisal expenses, as well as NYSE American listing fee related to the Notes, partially offset by reductions in travel and meals expenses as well as costs related to the filing of our registration statement on Form S-3 incurred in 2024.

Net income

Net income for the nine months ended September 30, 2025 was approximately $3,988,000 compared to approximately $4,285,000 for the nine months ended September 30, 2024, a decrease of $297,000, or 6.9%. This decrease is primarily attributable to the decrease in interest income, partially offset by the decrease in interest expense.

Liquidity and Capital Resources

At September 30, 2025, we had cash of approximately $186,000, compared to cash of approximately $178,000 at December 31, 2024, not including restricted cash, which mainly represents collections received, pending clearance, from the Company’s commercial loans and is primarily dedicated to the reduction of the Webster Credit Line.

For the nine months ended September 30, 2025, net cash provided by operating activities was approximately $3,806,000, compared to approximately $3,661,000 for the nine months ended September 30, 2024. The increase in net cash provided by operating activities was primarily due to more moderate changes in interest and fee receivables compared to the prior period, partially offset by lower net income.

For the nine months ended September 30, 2025, net cash provided by investing activities was approximately $7,517,000, compared to approximately $4,727,000 for the nine months ended September 30, 2024. Net cash provided by investing activities for the nine months ended September 30, 2025 mainly consisted of the collection of our commercial loans of approximately $35,475,000, offset by the issuance of commercial loans of approximately $27,957,000. Net cash provided by investing activities for the nine months ended September 30, 2024, mainly consisted of the collection of our commercial loans of approximately $33,750,000 (not including a $50,000 holdback), offset by the issuance of commercial loans of $29,019,000.

For the nine months ended September 30, 2025, net cash used in financing activities was $11,325,000, compared to approximately $9,912,000 for the nine months ended September 30, 2024. Net cash used in financing activities for the nine months ended September 30, 2025 reflects the partial repayment of the Webster Credit Line of approximately $7,378,000 and dividend payments of approximately $3,946,000. Net cash used in financing activities for the nine months ended September 30, 2024 mainly reflects the partial repayment of the Webster Credit Line of approximately $5,982,000 and dividend payments of approximately $3,918,000.

Our Amended and Restated Credit and Security Agreement with Webster, Flushing Bank and Mizrahi provides for the Webster Credit Line. Currently, the Webster Credit Line provides us with a credit line of $32.5 million in the aggregate until February 28, 2026, secured by assignments of mortgages and other collateral. The interest rates relating to the Webster Credit Line equal (i) SOFR plus a premium, which rate aggregated approximately 7.8%, including a 0.5% agency fee, as of September 30, 2025, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.00% and a 0.5% agency fee, as chosen by the Company for each drawdown.

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

We were in compliance with all covenants of the Webster Credit Line, as amended, as of September 30, 2025. At September 30, 2025, the outstanding amount under the Amended and Restated Credit Agreement was $9,049,624. The interest rate on the amount outstanding fluctuates daily. The rate, including a 0.5% agency fee, was approximately 7.8% as of September 30, 2025.

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

The Notes are secured by a first priority lien on all of MBC Funding II’s assets, including, primarily, mortgage notes, mortgages and other transaction documents entered into in connection with first mortgage loans originated and funded by us, which MBC Funding II acquired from MBC pursuant to an asset purchase agreement. MBC Funding II may redeem the Notes, in whole or in part, at any time after April 22, 2019 at least 10 days’ and not more than 20 days’ prior written notice to the Noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium. No Notes were redeemed by MBC Funding II as of September 30, 2025; however, we plan to redeem the Notes prior to their maturity with proceeds from a replacement credit facility or the Webster Credit Line.

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

We expect that our current cash balances, the Amended and Restated Credit Agreement, as described above, and cash flows from operations will be sufficient to fund our operations over the next 12 months. We currently do not believe there will be any issues in extending the Webster Credit Line or securing a similar line from another bank before its expiration, and we plan to redeem the Notes prior to their maturity with proceeds from a replacement credit facility or the Webster Credit Line, though we cannot assure you that we will be successful in doing so. From time to time, we also receive short-term unsecured loans from our executive officers and others, providing us with the flexibility needed for the steady deployment of capital. However, we anticipate that our working capital requirements will increase in the coming 12 months as we continue to pursue growth under favorable conditions.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6. EXHIBITS

Exhibit No.	Description

31.1	Chief Executive Officer Certification under Rule 13a-14
31.2	Chief Financial Officer Certification under Rule 13a-14
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

* Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Manhattan Bridge Capital, Inc. (Registrant)

Date: October 24, 2025	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: October 24, 2025	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

