Form 10-K
period 2025-12-31
MANHATTAN BRIDGE CAPITAL, INC
filed 2026-03-27
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the Registrant’s voting and non-voting common shares held by non-affiliates of the Registrant on June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, computed by reference to the closing price for a common share on the Nasdaq Capital Market on such date, was approximately $47,215,662. (For this computation, the Registrant has excluded the market value of all common shares reported as beneficially owned by executive officers and directors of the Registrant and certain other shareholders; such an exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the Registrant.)

As of March 27, 2026, the registrant has a total of 11,429,351 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MANHATTAN BRIDGE CAPITAL, INC.

FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report”) contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the words “believe,” “expect,” “intend,” “estimate” and similar expressions. Those statements appear in a number of places in this Report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial condition and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements”), including but not limited to the following: (i) our loan origination activities, revenues and profits are limited by available funds; (ii) we operate in a highly competitive market and competition may limit our ability to originate loans with favorable interest rates; (iii) our Chief Executive Officer is critical to our business and our future success may depend on our ability to retain him; (iv) if we overestimate the yields on our loans or incorrectly value the collateral securing the loan, we may experience losses; (v) we may be subject to “lender liability” claims; (vi) our due diligence may not uncover all of a borrower’s liabilities or other risks to its business; (vii) borrower concentration could lead to significant losses; (viii) we may choose to make distributions in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive; (ix) an increase in interest rates may impact our profitability; and (x) we may be unsuccessful in our efforts to extend, renew, replace, or otherwise maintain our credit facilities on acceptable terms, or at all. The accompanying information contained in this Report, including the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, identifies important factors that could cause such differences. These forward-looking statements speak only as of the date of this Report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

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

The properties securing the loans are generally classified as residential or commercial real estate and, typically, are not income producing. All loans, except for one loan with a current outstanding principal balance of approximately $22,000, are secured by a first mortgage lien on real estate. In addition, each loan is personally guaranteed by the principal(s) of the borrower, which guarantee may be collaterally secured by a pledge of the guarantor’s interest in the borrower. The face amount of the loans we originated in the past seven years ranged from $40,000 to a maximum of $3.6 million. Our lending policy limits the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $4 million. Most of the loans we make have a stated fixed interest rate, typically ranging from 9% to 12.5% per annum; however, a substantial portion of our loan agreements also include a provision that permits us to charge interest at a rate equal to the greater of (i) the stated loan rate and (ii) the prime rate plus 3.0% on the outstanding principal balance. In addition, we usually receive origination fees or “points” ranging from 0% to 2% of the original principal amount of the loan as well as other fees relating to underwriting and funding the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser) and in the case of construction financing, it is typically up to 80% of construction costs.

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

In furtherance of these strategies, we are party to a credit line agreement with Webster Bank, N.A (as successor to Webster Business Credit Corporation) (“Webster”) and Flushing Bank (“Flushing”), pursuant to which Webster and Flushing have provided us with a $32.5 million credit line. We are also party to a letter agreement with Valley National Bank (“Valley”), pursuant to which Valley has provided MBC Funding II with a $10.0 million credit line.

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

Most of our loans are funded in full at the closing. However, our loan portfolio includes a number of construction loans, which are only partially funded at closing. At December 31, 2025 and 2024, our unfunded commitment was approximately $4.4 million and $7.2 million, respectively. Advances under construction loans are funded against requests supported by all required documentation as and when needed to pay contractors and other costs of construction. In the case of construction loans, the borrower will either deliver multiple notes or one global note for the entire commitment. In either case, interest only accrues on the funded portion of the loan.

In general, our strategy is to service and manage the loans we originate until they are paid. However, there have been a few instances where we have either used loans as collateral, or sold participating interests in loans. At December 31, 2025, most of our loans are secured by properties located around the New York metropolitan area. Most of the properties we finance are residential, although on occasion they are classified as commercial. However, in all instances the properties are held only for investment by the borrowers. Most of these properties do not generate any cash flow.

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

Interest rate - Most of the loans in our portfolio have a fixed rate of typically 9% to 12.5%.

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

Operating Data

The current high level of interest rates adversely impacts our interest costs, and also results in less competition and less liquidity in the real estate market. We have experienced a slowdown in the deployment of capital, as well as lower demand for new loans. We have increased the interest rates charged on our commercial loans in order to offset our increased interest costs. In addition, most of our loans contain an adjustable interest rate clause allowing us to charge no less than the prime rate plus 3% on the outstanding loans. Although loan origination activity slowed during 2025, we have recently experienced improved demand for new loans and faster portfolio turnover.

Our loan portfolio

The following table highlights certain information regarding our real estate lending activities for the periods indicated:

	Year Ended December 31,
($ in thousands)	2025	2024
Loans originated	$35,336	$41,966
Loans partially or fully repaid	$40,637	$49,090
Mortgage lending revenues	$8,666	$9,689
Mortgage lending expenses	$1,759	$2,339
Number of loans outstanding	88	95
Principal amount of loans earning interest	$60,674	$65,974
Average outstanding loan balance	$689	$694
Percent of loans secured by New York metropolitan area properties, including in New Jersey and Connecticut (1)	93.18%	95.80%
Weighted average contractual interest rate	11.12%	11.36%
Weighted average term to maturity (in months) (2)	5.52	6.35

(1)	Calculated based on the number of loans.
(2)	Without giving effect to extension options.

As of December 31, 2024, we had made loans to four separate entities with an aggregate principal balance of $7,225,000, representing 11.0% of our loan portfolio, and as of December 31, 2025, we had made loans to three separate entities with an aggregate principal balance of $6,245,000, representing 10.3% of our loan portfolio. A single individual owns at least 50% interest in each of these entities and is not affiliated with any of our officers or directors.

The following table sets forth information regarding the types of properties securing our mortgage loans outstanding at December 31, 2025 and 2024, and the interest earned, on the active loans, in each category (dollars in thousands):

	2025			2024
	Number of Loans	Interest Earned	Percentage	Number of Loans	Interest Earned	Percentage
Residential	79	$4,904	86%	85	$4,515	85%
Commercial	7	724	12%	6	801	11%
Mixed Use	2	89	2%	4	161	4%
Total	88	$5,717	100%	95	$5,477	100%

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

Credit facilities. We currently maintain a credit facility with Webster and Flushing pursuant to which are eligible to borrow up to $32.5 million, secured by assignments of mortgages and other collateral (the “Webster Credit Line”), and a credit facility with Valley pursuant to which MBC Funding II is eligible to borrow up to $10.0 million, secured by assignments of mortgages (the “Valley Credit Line”), each as described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – under “Liquidity and Capital Resources”, below. As of December 31, 2025, borrowings under the Webster Credit Line bore interest, at the Company’s election for each drawdown, at either (i) the Secured Overnight Financing Rate (“SOFR”) plus an applicable premium, which rate was 7.3%, inclusive of a 0.5% agency fee, or (ii) the Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.00%, plus a 0.5% agency fee. As of December 31, 2025, borrowings under the Valley Credit Line bore interest at the forward-looking term rate based on SOFR for the applicable interest period (“Term SOFR”), subject to a floor, plus an applicable margin and customary fees, which rate was 6.7%. See Note 5 to the financial statements included elsewhere in this Report. As of December 31, 2025 and March 24, 2026, $11,558,632 and $13,825,320, respectively, were outstanding under the Webster Credit Line. As of December 31, 2025 and March 24, 2026, an aggregate of $6,042,500 was outstanding under the Valley Credit Line. The following table shows our capitalization, including our financing arrangements, and our loan portfolio as of December 31, 2025:

Capitalization ($ in thousands):
Sources of capital:
Lines of credit	$17,601
Other liabilities, net of deferred origination and other fees	1,650
Capital (equity)	43,100
Total sources of capital	$62,351

Assets:
Loans, net of deferred origination and other fees	$60,219
Other assets	2,132
Total assets	$62,351

Competition

The real estate finance market around the New York metropolitan area is highly competitive. We face competition for lending and investment opportunities from a variety of institutional lenders and investors and many other market participants, including specialty finance companies, mortgage/other REITs, commercial banks and thrift institutions, investment banks, insurance companies, hedge funds and other financial institutions as well as private equity funds, family offices and high net worth individuals. Many of these competitors enjoy competitive advantages over us, including greater name recognition, established lending relationships with customers, financial resources, and access to capital. However, we have seen less competition and less liquidity in the real estate market due to the interest rate increases in recent years. We also believe that we benefit from our low debt-to-equity ratio in the current market condition.

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

Employees

As of December 31, 2025, we employed six employees. In addition, during 2025 we used outside lawyers and other independent professionals to verify titles and ownership, to file liens and to consummate the transactions. Outside appraisers were used to assist management in evaluating the worth of collateral, when deemed necessary by management. We also used construction inspectors as well as mortgage brokers and deal initiators.

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

Item 1A. Risk Factors

The following risk factors, among others, could affect our actual results of operations and could cause our actual results to differ materially from those expressed in forward-looking statements made by us. These forward-looking statements are based on current expectations and except as required by law we assume no obligation to update this information. These disclosures reflect the Company’s beliefs and opinions as to factors that could materially affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. You should carefully consider the risks described below and elsewhere in this Report before making an investment decision. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. Our common stock is considered speculative and the trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. The following risk factors are not the only risk factors facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.

Summary of Risk Factors

Our business is subject to a number of risks, including risks that may adversely affect our business, financial condition and results of operations. These risks are discussed more fully below and include, but are not limited to, risks related to:

Risks Relating to Our Business

●	our loan origination activities, revenues and profits are limited by available funds;

●	the competitive real estate lending market and competition;

●	our investment, leverage and financing strategies;

●	the broad authority of our management team in making lending decisions and their importance to our business;

●	the impact of potential security breaches;

Risks Related to Our Portfolio

●	the impact of interest rates on our borrowing and business and the requirement to meet covenants contained in our credit line facilities;

●	the impact of overestimating loan yields or the value of collateral and interest rate fluctuations;

●	market conditions for mortgages and mortgage-related assets;

●	extension of existing loans;

●	potential lender liability claims;

●	the impact of the timing of prepayment of loans;

●	the liquidity of our loan portfolio;

●	the geographic concentration of our loan portfolio;

●	our exposure to economic slowdowns or recessions;

●	our ability to foreclose as promptly as may be necessary;

●	potential liability relating to environmental matters;

●	loan defaults;

●	casualty events occurring on properties securing our loans;

●	borrower concentration;

Risks Related to Financing Transactions

●	complying with covenants in our existing credit lines;

●	our use of leverage;

Risks Related to REIT Status and Investment Company Act Exemption

●	potential challenges by the Internal Revenue Service (the “IRS”);

●	compliance with REIT requirements, including REIT distribution requirements;

●	potential tax liabilities and our reliance on tax and legal advice on our REIT status;

●	the impact of our distributions and the tax impact of our dividend payments;

●	the impact of the liquidation of our assets;

●	the ownership restrictions set forth in our restated certificate of incorporation;

●	our ability to generate sufficient cash flow to make distributions;

●	the impact of being deemed an investment company under the Investment Company Act;

Risks Related to Our Common Shares

●	the potential for our largest shareholder’s interests not aligning with those of our other shareholders;

Risks Related to Our Organization and Structure

●	the impact of certain provisions of New York law;

●	our capital structure may prevent a change in control and the limited rights of shareholders to take action against our officers and directors;

General Risk Factors

●	access to financing;

●	the limited trading and volatility in our common stock;

●	future events that may impact the price of our common stock; and

●	future offerings may adversely affect the market and our stockholders.

Risks Related to Our Business

Our loan origination activities, revenues and profits are limited by available funds. If we do not increase our working capital, we will not be able to grow our business.

As a real estate finance company, our revenues and net income are derived primarily from interest and fees received or accrued on our loan portfolio. Our ability to originate real estate loans depends on the funds available to us. As of March 24, 2026, we had approximately $22.6 million of aggregate available borrowing capacity under the Webster Credit Line and the Valley Credit Line, which mature on February 28, 2029 and December 12, 2027, respectively. Although we do not currently anticipate any difficulty in extending these credit lines or obtaining a comparable credit facility from another lender prior to their respective maturities, there can be no assurance that we will be able to do so on acceptable terms, or at all. We intend to use repayments of outstanding loans and additional borrowing capacity under these credit lines to fund the origination of additional real estate loans. However, if demand for our mortgage loans increases, we cannot assure you that we will be able to meet that demand in light of the limited funds available to us for loan originations.

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

The enactment of the Terrorism Risk Insurance Act of 2002 (the “TRIA”), and the subsequent enactment of the Terrorism Risk Insurance Program Reauthorization Act of 2007, which extended TRIA through the end of 2020, which in turn was extended by the Terrorism Risk Insurance Program Reauthorization Act of 2019 through the end of 2027 requires insurers to make terrorism insurance available under their property and casualty insurance policies in order to receive federal compensation under TRIA for insured losses. However, this legislation does not regulate the pricing of such insurance. The absence of affordable insurance coverage may adversely affect the general real estate lending market, lending volume and the market’s overall liquidity and may reduce the number of suitable financing opportunities available to us and the pace at which we are able to make loans. If property owners are unable to obtain affordable insurance coverage, the value of their properties could decline and in the event of an uninsured loss, we could lose all or a portion of our investment.

Our existing credit lines have numerous covenants. If we are unable to comply with these covenants, or obtain necessary waivers, the outstanding amount of our loans could become due and payable.

The Webster Credit Line and the Valley Credit Line contain customary covenants and restrictions, including limitations on borrowings based on the value of the underlying collateral, requirements to maintain specified financial ratios and restrictions on the terms of loans we may originate. If we fail to comply with any of these covenants and do not obtain a waiver, we will be in default under the applicable credit agreements. Upon an event of default, Webster and/or Valley could declare outstanding amounts immediately due and payable, terminate their commitments, require additional collateral and/or exercise remedies against the collateral securing our obligations. Any such action could materially reduce our liquidity, require us to sell assets to repay outstanding indebtedness, materially and adversely affect our business, financial condition, results of operations and ability to make distributions, and cause the value of our outstanding securities to decline. A default could also materially limit our financing alternatives, impair our ability to execute our leverage strategy and adversely affect our returns.

Our indebtedness could adversely affect our financial flexibility and our competitive position.

We have, and expect that we will continue to have a significant amount of indebtedness. As of December 31, 2025, we had approximately $17.6 million of debt outstanding, consisting of the amounts outstanding under the Webster Credit Line and Valley Credit Line. The Webster Credit Line expires on February 28, 2029, and the Valley Credit Line expires on December 12, 2027. As of March 24, 2026, we have approximately $22.6 million available under the credit lines. This level of indebtedness and the pending maturity of such indebtedness increase the risk that we may be unable to generate sufficient cash to pay amounts due in respect of our indebtedness. Our indebtedness could have other important consequences to you and significantly impact our business. For example, it could:

●	make it more difficult for us to satisfy our obligations;

●	increase our vulnerability to adverse changes in general economic, industry and competitive conditions;
●	require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;
●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
●	limit our ability to make material acquisitions or take advantage of business opportunities that may arise;
●	expose us to fluctuations in interest rates, to the extent our borrowings bear variable rates of interest;
●	expose us to higher costs or interest rates if we extend or refinance such indebtedness and the risk that we will not be able to extend the Webster Credit Line or the Valley Credit Line;
●	place us at a competitive disadvantage compared to our competitors that have less debt;
●	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business plan or other general corporate purposes on reasonable terms or at all;
●	reduce the amount of surplus funds distributable by our subsidiary to us for use in our business, such as for the payment of indebtedness and dividends to our shareholders; and
●	lead us to elect to make additional investments in our subsidiary if their cash flow from operations is insufficient for them to make payments on their indebtedness.

We may incur additional debt, which could exacerbate the risks associated with our leverage.

We and our subsidiary may incur substantial additional indebtedness in the future. The covenants in the agreement governing the Webster Credit Line and the Valley Credit Line may limit our ability and the ability of our subsidiary to incur additional indebtedness. To the extent that we are nevertheless able to incur additional indebtedness or such other obligations, the risks associated with our indebtedness described above, including our possible inability to service our debt, will increase.

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

We are constantly exploring new and advanced security protection measures to prevent future cybersecurity incidents. These steps may include working with a cybersecurity consultant as well as potential additional measures. We continually assess cybersecurity threats and make investments to increase internal protection, detection, and response capabilities to address this risk. To date, we have not experienced any material impact to our business or operations resulting from information or cybersecurity attacks, including the incident mentioned above; however, because of the frequently changing attack techniques, along with the increased volume and sophistication of the attacks, there is the potential for us to be adversely impacted. In addition, any cybersecurity breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. In addition, such cybersecurity breach could impact our borrowers if sensitive borrower information is compromised. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers or damage our reputation, which could materially and adversely affect us. This impact could result in reputational, competitive, operational or other business harm as well as financial costs and regulatory action. See Item 1C. “Cybersecurity”, for additional information.

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

Our primary interest rate exposures relate to the yield on our loan portfolio and the financing cost of our debt. In that regard, we have observed a steady increase in interest rates on our debt which, if rates continue to remain high, may have an impact on our income, as well as may impact the rate of our dividends. Our operating results depend, in part, on differences between the interest income generated by our loan portfolio net of credit losses and our financing costs. Thus, changes in interest rates will affect our revenue and net income in one or more of the following ways:

●	an increase or continued high level in the SOFR rate impacts our cost of borrowing under the Webster Credit Line and the Valley Credit Line;
●	our operating expenses may increase;
●	our ability to originate loans may be adversely impacted;
●	to the extent we use our credit lines or other forms of debt financing to originate loans, our borrowing costs would rise, reducing the “spread” between our cost of funds and the yield on our outstanding mortgage loans, which tend to be fixed rate obligations;
●	a rise in, or high level of, interest rates may discourage potential borrowers from refinancing existing loans or defer plans to renovate or improve their properties;
●	a drop in interest rates may reduce our revenues by requiring us to reduce the interest rates we charge potential borrowers;
●	borrower default rates may increase;
●	property values may be negatively impacted, making our existing loans riskier and new loans that we originate smaller; and
●	rising or continued high interest rates could also result in reduced turnover of properties which may reduce the demand for new mortgage loans.

Rising, declining, or volatile interest rates may reduce our profitability and may cause losses.

Our borrowings under the Webster Credit Line and the Valley Credit Line are based on SOFR and therefore expose us to changes in short-term interest rates. In addition, we may enter into other financing arrangements that reference floating-rate benchmarks such as SOFR or a Treasury index. As a result, changes in market interest rates may increase our cost of funds, reduce our net interest margin, and adversely affect our results of operations and financial condition.

Interest rates increased significantly beginning in March 2022 and, more recently, have been volatile and have declined from prior elevated levels. While declining rates may reduce our borrowing costs, they may also reduce the yields we can earn on new originations and on loans that reprice or are refinanced, and may increase prepayments or early payoffs, which could require us to redeploy capital at lower yields. Conversely, if interest rates increase again or remain elevated, our borrowing costs would increase further or remain high. Competitive pressures, borrower affordability constraints, and contractual terms may limit our ability to reprice loans quickly or fully in response to changes in market rates.

Many of our loans have a stated fixed interest rate; however, a substantial portion of our loan agreements also includes provisions that permit us to charge interest at a rate equal to the greater of (i) the stated loan rate and (ii) the prime rate plus 3.0% on the outstanding principal balance. These provisions may not fully offset changes in our cost of funds, particularly during periods of rapid interest rate movements, reduced loan demand, or weakening real estate market conditions.

Changes in interest rates can also affect real estate values, transaction volumes, and borrowers’ ability to refinance or sell properties, which may adversely affect collateral coverage and credit performance. If interest rates rise, decline further, or continue to be volatile, we may experience reduced loan originations, increased delinquencies or defaults, or losses, and our earnings and cash available for distribution to shareholders may be adversely affected.

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

Under our current business model, we have one asset class — mortgage loans that we originate, service and manage — and we have no current plans to diversify. Moreover, most of our collateral is located in a limited geographic area. At December 31, 2025, most of our outstanding loans are secured by properties located in the New York metropolitan area. A lack of geographical diversification makes our mortgage portfolio more sensitive to local and regional economic conditions. A significant decline around the New York metropolitan area economy could result in a greater risk of default compared with the default rate for loans secured by properties in other geographic locations. This could result in a reduction of our revenues and provision for loan loss allowances, which might not be as acute if our loan portfolio were more geographically diverse. Therefore, our loan portfolio is subject to greater risk than other real estate finance companies that have a more diversified asset base and broader geographic footprint. To the extent that our portfolio is concentrated in one region and/or one type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our assets within a short time period, which may reduce our net income and the value of our securities and accordingly reduce our ability to make distributions to our shareholders.

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

We evaluate expected credit losses under Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (ASU Topic 326), and our allowance for credit losses was zero as of December 31, 2025. If we are required to record credit losses or write off all or a portion of any loan in our portfolio, our net income will be adversely impacted.

We evaluate expected credit losses on our loans receivable in accordance with ASU Topic 326. Our allowance for credit losses was zero as of December 31, 2025. Estimating expected credit losses involves significant judgment and is particularly difficult in a turbulent economic environment, including periods in which the availability of real estate credit is limited and real estate transaction activity has decreased.

If actual credit losses differ from our expectations, or if we determine that a loan or a portion of a loan is not collectible, we may be required to record credit loss expense, increase our allowance for credit losses, or write off all or a portion of the loan. Any such credit loss expense, increase in the allowance for credit losses, or loan write-off would reduce our net income and could adversely affect our results of operations and financial condition.

Our evaluation of expected credit losses and collectability is based on a number of factors, which may include projected cash flows from collateral securing our loans (if any), loan structure (including the availability of reserves and recourse guarantees), the borrower’s ability and willingness to repay, the likelihood of repayment or refinancing at maturity, the relative strength or weakness of the refinancing market, and expected market discount rates for varying property types. If our estimates and judgments are incorrect, or if economic and market conditions deteriorate, we could experience losses on our loan portfolio and our results of operations and financial condition could be adversely impacted.

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

A single borrower or a group of affiliated borrowers may account for more than 10% of our loan portfolio. A default by one borrower in a group is likely to result in a default by the other borrowers in the group. At December 31, 2025, we have made loans to three different entities in the aggregate amount of $6.2 million or representing 10.3% of our loan portfolio. One individual holds at least a fifty percent interest in each of the different entities. This individual is not affiliated with any of our officers or directors. Concentration of loans to one borrower or a group of affiliated borrowers poses a significant risk, as default would have a material adverse impact on our operating results, cash flow, financial condition and our ability to service our debt.

Risks Related to Financing Transactions

Our existing credit lines have numerous covenants with which we must comply. If we are unable to comply with these covenants, the outstanding amounts of our loans could become due and payable and we may have to sell off a portion of our loan portfolio to pay off the debt.

We have a $32.5 million credit line with Webster and Flushing that expires on February 28, 2029 and a $10.0 million credit line with Valley that expires on December 12, 2027, The Webster Credit Line and the Valley Credit Line contain various covenants and restrictions that are typical for these kinds of credit facilities, including limiting the amount that we can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans we make to our customers. The Webster Credit Line and the Valley Credit Line impose certain restrictions which may adversely impact our ability to grow and/or maintain our qualification for taxation as a REIT. Certain of these restrictions apply to both facilities, while others apply only to specific facilities. These limitations include the following:

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

If we fail to meet or satisfy any of these covenants, we would be in default under the terms of the Webster Credit Line or the Valley Credit Line and the lenders could elect to declare outstanding amounts due and payable, terminate the commitments to us, require us to post additional collateral and/or enforce their interests against existing collateral. Acceleration of our debt to Webster, Flushing and/or Valley could also make it difficult for us to satisfy the requirements necessary to maintain our qualification for taxation as a REIT, significantly reduce our liquidity or require us to sell our assets to repay amounts due and outstanding. This would significantly harm our business, financial condition, results of operations and ability to make distributions and could result in the foreclosure of our assets which secure our obligations, which could cause the value of our outstanding securities to decline. A default could also significantly limit our financing alternatives such that we would be unable to pursue our leverage strategy, which could adversely affect our returns.

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

Similarly, the Valley Credit Line, under which MBC Funding II is the borrower and the Company is a guarantor, is subject to borrowing base limitations and other financial and operational covenants that are determined, in part, by the value and eligibility of the underlying collateral securing the loans in our portfolio. Any decline in the value of such collateral, deterioration in loan performance, or failure to satisfy the applicable covenants or borrowing base requirements under the Valley Credit Line could reduce MBC Funding II’s borrowing capacity or result in amounts outstanding becoming immediately due and payable. In such circumstances, MBC Funding II may be required, and the Company as guarantor may also be required, to repay amounts under the Valley Credit Line using available liquidity, sell portions of our loan portfolio, or seek alternative financing, which may not be available on favorable terms or at all. Any such actions could adversely affect our liquidity, financial condition, and ability to grow our business.

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

Our failure to remain qualified for taxation as a REIT would subject us to U.S. federal income tax and applicable state and local income taxes, which would reduce the amount of cash available for distribution to our shareholders.

We intend to continue to operate in a manner that will enable us to continue to remain qualified for taxation as a REIT as long as we believe it is in the best interests of our shareholders. While we believe that we qualified for taxation as a REIT for the taxable year ended December 31, 2025, we have not requested and do not intend to request a ruling from the IRS that we so qualified in 2024 or that we will qualify in future years. The U.S. federal income tax laws and the Treasury Regulations promulgated thereunder governing REITs are complex. In addition, judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited. To qualify for taxation as a REIT, we must meet, on an ongoing basis, various tests regarding the nature of our assets and our income, the ownership of our outstanding shares, and the amount of our distributions. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset test requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Thus, while we intend to operate so that we will continue to qualify for taxation as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. These considerations also might restrict the types of assets that we can acquire in the future.

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

In order to qualify for taxation as a REIT, we must distribute to our shareholders, each calendar year, at least 90% of our REIT taxable income (including certain items of non-cash income), determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we are subject to U.S. federal income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. We intend to distribute our net income to our shareholders in a manner that will satisfy the REIT 90% distribution requirement and avoid the 4% nondeductible excise tax.

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

As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, we may be required to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, (iv) make a taxable distribution of our shares as part of a distribution in which shareholders may elect to receive shares or (subject to a limit measured as a percentage of the total distribution) cash or (v) use cash reserves, in order to comply with the REIT distribution requirements and to avoid federal income tax and the 4% nondeductible excise tax. Thus, compliance with the REIT distribution requirements may hinder our ability to grow, which could adversely affect the value of our securities.

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

Dividends paid by REITs are not generally eligible for reduced rates applicable to “qualified” dividends paid by other corporations but are taxed at the same rate as ordinary income. However, REIT dividends paid to noncorporate U.S. shareholders that meet specified holding requirements are generally taxed at an effective tax rate lower than applicable ordinary income tax rates due to the availability of a deduction under the Code for specified forms of income from passthrough entities. More favorable rates will nevertheless continue to apply to regular corporate “qualified” dividends, which may cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends. This could have an adverse impact on the market price of our common shares.

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

In order for us to qualify for taxation as a REIT, not more than 50% in value of our outstanding common shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year, and at least 100 persons must beneficially own our stock during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. To help ensure that we meet the tests, our restated certificate of incorporation restricts the acquisition and ownership of our capital stock. The ownership limitation is fixed at 4.0% of our outstanding shares of capital stock, by value or number of shares, whichever is more restrictive. Assaf Ran, our Chief Executive Officer and founder, is exempt from this restriction. As of December 31, 2025, Mr. Ran owns 22.8% of our outstanding common shares. In addition, our board of directors may grant such an exemption to such limitations in its sole discretion, subject to such conditions, representations and undertakings as it may determine. These ownership limits could delay or prevent a transaction or a change in control of our company that might involve a premium price for shares of our common shares or otherwise be in the best interest of our shareholders.

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

In addition, distributions that we make to our shareholders will generally be taxable to our shareholders as ordinary income (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the Code, which is generally available to our noncorporate U.S. shareholders that meet specified holding requirements). However, a portion of our distributions may be designated by us as long-term capital gains to the extent that they are attributable to capital gain income recognized by us or may constitute a return of capital to the extent that they exceed our earnings and profits as determined for tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a shareholder’s investment in our common shares.

We could be materially and adversely affected if we are deemed to be an investment company under the Investment Company Act.

We intend to conduct our business in a manner that will qualify for the exception from the Investment Company Act set forth in Section 3(c)(5)(C) of the Investment Company Act. The SEC generally requires that, for the exception provided by Section 3(c)(5)(C) to be available, at least 55% of an entity’s assets be comprised of mortgages and other liens on and interests in real estate, also known as “qualifying interests,” and at least another 25% of the entity’s assets must be comprised of additional qualifying interests or real estate-type interests (with no more than 20% of the entity’s assets comprised of miscellaneous assets). Any significant acquisition by us of non-real estate assets without the acquisition of substantial real estate assets could cause us to meet the definitions of an “investment company.” Although we intend to monitor our portfolio periodically and prior to each investment acquisition and disposition, there can be no assurance that we will be able to maintain this exception from registration. Existing SEC no-action positions regarding the requirements of Section 3(c)(5)(C) were issued in accordance with factual situations that may be substantially different from the factual situations we may face. No assurance can be given that the SEC will concur with our classification of the assets of our subsidiaries. Future revisions to the 1940 Act or further guidance from the SEC staff may cause us to lose our ability to rely on Section 3(c)(5)(C) and/or Section 3(c)(6) or force us to re-evaluate our portfolio and our investment strategy. Such changes may prevent us from operating our business successfully.

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

As of December 31, 2025, Assaf Ran, our Chief Executive Officer, beneficially owned 22.8% of our outstanding shares. Thus, Mr. Ran currently has and will continue to exercise significant control over all corporate actions. This concentration of ownership could have an adverse impact on the market price of our common shares.

There is limited trading in our common shares, which could make it difficult for you to sell your common shares.

Our common shares are listed on The Nasdaq Capital Market. Average daily trading volume in our common shares was approximately 21,000 and 24,000 shares in 2024 and in 2025, respectively. The lack of liquidity may make it more difficult for you to sell your common shares when you wish to do so. Even if an active trading market develops, the market price of our common shares may be highly volatile and could be subject to wide fluctuations.

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

Our restated certificate of incorporation authorizes us to issue up to 25,000,000 common shares and 5,000,000 preferred shares. As of March 24, 2026, we had 11,757,058 common shares issued and 11,429,351 common shares outstanding and no preferred shares issued or outstanding. Our board of directors has the power and authority to create classes of common or preferred shares, with such rights and designations as it deems appropriate or advisable, which rights and designations may be senior to or have a priority over the rights and designations of any existing class of common or preferred shares. For example, our board of directors may establish a series of common or preferred shares that could delay or prevent a transaction or a change in control that might involve a premium price for our common shares or otherwise be in the best interest of our shareholders.

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

Historically, the price at which our common shares trade on The Nasdaq Capital Market has been volatile and seemingly unrelated to our operating performance. In 2024, the range was $4.60 to $5.90. In 2025, the range was $4.29 to $6.05. These broad market fluctuations may adversely affect the trading price of our common shares. Class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Any such litigation brought against us could result in substantial costs, which would hurt our financial condition and results of operations, divert management’s attention and resources.

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

Item 2. Properties

Our executive and principal operating office is located in Great Neck, New York. We use this space for all of our operations. This space is occupied under a lease, as amended, that expires November 30, 2027. The current monthly rent is $5,475, including electricity and real estate taxes. We believe this facility is adequate to meet our requirements at our current level of business activity.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Holders

As of March 24, 2026, the number of registered holders of our common shares was 10 and the estimated number of beneficial owners of our common shares was approximately 6,000. Equiniti Trust Company, LLC serves as transfer agent for our common shares.

Dividends

We elected to be taxed as a REIT commencing with our year ended December 31, 2014. From and after the effective date of our REIT election, we intend to pay regular quarterly distributions to holders of our common shares in an amount not less than 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gains). As a REIT, our distributions generally will be taxable as ordinary income to our shareholders (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the Code, which is generally available to our noncorporate U.S. shareholders that meet specified holding requirements), although we may designate a portion of the distributions as qualified dividend income or capital gain or a portion of the distributions may constitute a return of capital. For tax reporting purposes, taxable income dividends/distributions and non-taxable return of capital distributions may result and will be reported as such to U.S. individual taxpayers on Form 1099-DIV. For the tax year of 2025, 100% of our total distributions are characterized as non-qualified dividends (Section 199A).

Issuer Purchases of Equity Securities

On November 20, 2025, our board of directors authorized a share repurchase program authorizing the repurchase of up to 100,000 shares of our common stock in the next twelve months. As of December 31, 2025, we repurchased an aggregate of 6,200 shares under this repurchase program, at an aggregate cost of approximately $29,000. An additional 3,100 shares were repurchased between January 1, 2026 and March 24, 2026, in the aggregate cost of approximately $14,000.

As set forth in the table below, during the quarter ended December 31, 2025, we repurchased 6,200 of our common shares under the share buyback program at an aggregate cost of $28,558.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 2025	—	$—	—	—
November 2025	5,200	$4.58	5,200	94,800
December 2025	1,000	$4.76	1,000	93,800
Total	6,200	$4.61	6,200	93,800

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

The properties securing the loans are generally classified as residential or commercial real estate and, typically, are not income producing. All loans, except for one loan with a current outstanding principal balance of approximately $22,000, are secured by a first mortgage lien on real estate. In addition, each loan is personally guaranteed by the principal(s) of the borrower, which guarantee may be collaterally secured by a pledge of the guarantor’s interest in the borrower. The face amount of the loans we originated in the past seven years ranged from $40,000 to a maximum of $3.6 million. Our lending policy limits the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $4 million. Our loans typically have a maximum initial term of 12 months bearing interest at a fixed rate of 9% to 12.5% per year, except for one loan issued in June 2024, which initially bore interest at 11.5% per annum and, effective January 2, 2025, was modified to bear interest at 7.25% per annum for an extension term of up to one year, which term was subsequently extended for an additional year. In addition, we usually receive origination fees or “points” ranging from 0% to 2% of the original principal amount of the loan as well as other fees relating to underwriting and funding the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser) and in the case of construction financing, it is typically up to 80% of construction costs.

Since commencing this business in 2007, we have made over 1,340 loans and never foreclosed on a property, except as set forth below, although sometimes we have renewed or extended our loans to enable the borrower to avoid premature sale or refinancing of the property. When we renew or extend a loan, we receive additional “points” and other fees.

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

In September 2025, we sold one of our loans receivable at its face value of $250,000.

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

As of December 31, 2025, we were committed to $4,402,556 in construction loans that can be drawn by our borrowers when certain conditions are met.

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

Effective January 1, 2020, we adopted ASU Topic 326. The ASU introduced a new credit loss methodology, Current Expected Credit Losses (“CECL”), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. Management estimates our CECL reserve primarily using the Weighted Average Remaining Maturity (“WARM”) method, which requires reference to historic loss data taking into consideration expected economic conditions over the relevant timeframe. Application of the WARM method to estimate a CECL reserve requires judgment, including (i) the appropriate historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, and (iii) the current credit quality of our loan portfolio and expectations of performance and market conditions over the relevant time period. In addition, management reviews each loan on a quarterly basis and evaluates the borrower’s ability to pay the monthly interest, the borrower’s likelihood of executing the original exit strategy, as well as the loan-to-value ratio. Failure to properly measure an allowance for credit losses could result in the overstatement of earnings and the carrying value of the loans receivable. Actual losses, if any, could differ significantly from estimated amounts.

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

Results of operations

Years ended December 31, 2025 and 2024

Total revenue

Total revenue for the year ended December 31, 2025, was approximately $8,666,000, compared to approximately $9,689,000 for the year ended December 31, 2024, a decrease of $1,023,000, or 10.6%. The decrease in revenue was primarily attributable to lower interest income, resulting from a period-over-period decrease in loans receivable, and lower origination fees, reflecting a slowdown in new loan originations. In 2025, approximately $7,175,000 of our revenue represented interest income on secured, real estate loans that we offer to real estate investors, compared to approximately $8,047,000 in 2024, and approximately $1,491,000 represented origination fees on such loans, compared to approximately $1,642,000 in 2024. The loans are principally secured by collateral consisting of real estate and accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for the year ended December 31, 2025, were approximately $1,755,000, compared to approximately $2,337,000 for the year ended December 31, 2024, a decrease of approximately $582,000, or 24.9%. The decrease was primarily attributable to lower interest expense resulting from lower SOFR rates and lower average borrowings under the Webster Credit Line. (See Note 5 to the financial statements included elsewhere in this Report).

General and administrative expenses

General and administrative expenses for the year ended December 31, 2025, were approximately $1,814,000, compared to approximately $1,776,000 for the year ended December 31, 2024, an increase of approximately $38,000, or 2.1%. The increase is primarily attributable to higher payroll and appraisal expenses, as well as a NYSE American listing fee related to the MBC Funding II 6.00% Senior Secured Notes (the “Notes”), partially offset by lower bank charges, travel and meal expenses as well as costs related to the filing of our registration statement on Form S-3 incurred in 2024.

Net income

Net income for the year ended December 31, 2025, was approximately $5,111,000, compared to approximately $5,591,000 for the year ended December 31, 2024, a decrease of approximately $480,000, or 8.6%. This decrease was primarily due to lower interest income, partially offset by lower interest expense.

Liquidity and Capital Resources

As of December 31, 2025, we had cash of approximately $205,000, compared to approximately cash of $178,000 as of December 31, 2024.

For the year ended December 31, 2025, net cash provided by operating activities was approximately $4,929,000, compared to approximately $4,932,000 for the year ended December 31, 2024. The slight decrease was primarily attributable to lower net income, largely offset by a smaller increase in interest and other fees receivable on loans.

Net cash provided by investing activities was approximately $5,313,000 for the year ended December 31, 2025, compared to approximately $7,548,000 for the year ended December 31, 2024. Investing cash flows in 2025 primarily reflected collections of commercial loans of approximately $40,637,000, partially offset by the origination of short-term commercial loans of approximately $35,323,000. Investing cash flows in 2024 primarily reflected collections of commercial loans of approximately $49,090,000, partially offset by the origination of short-term commercial loans of approximately $41,538,000.

Net cash used in financing activities was approximately $10,216,000 for the year ended December 31, 2025, compared to approximately $13,970,000 for the year ended December 31, 2024. Financing cash flows in 2025 primarily reflected the repayment of the $6,000,000 principal amount of the Notes, dividend payments of approximately $5,262,000, purchases of treasury shares of approximately $29,000 and deferred financing costs of approximately $99,000, partially offset by net borrowings under the credit lines of approximately $1,173,000. Financing cash flows in 2024 primarily reflected net repayments under the credit lines of approximately $8,724,000, dividend payments of approximately $5,233,000, purchases of treasury shares of approximately $10,000 and deferred financing costs of approximately $2,000.

Our Amended and Restated Credit and Security Agreement (as amended) with Webster, Flushing and Mizrahi Tefahot Bank Ltd. (“Mizrahi”) provides for the Webster Credit Line. On February 24, 2026, we entered into an amendment to that agreement which, among other things, extended the maturity date of the Webster Credit Line to March 31, 2026, provided for the departure of Mizrahi as a lender and reallocated the revolving commitments of the remaining lenders.

On March 24, 2026, we entered into an amendment to the Amended and Restated Credit Agreement that, among other things, (i) extended the maturity of the credit facility to February 28, 2029, (ii) modified certain portfolio composition requirements, including limiting mortgage loans outstanding for more than 30 months to 17.5% of the total portfolio, (iii) updated applicable interest margins, and (iv) revised certain mortgage loan eligibility criteria. In connection with the amendment, we paid a non-refundable amendment fee of $20,000. Except as amended, all other material terms of the credit facility remain in full force and effect.

The Webster Credit Line continues to provide an aggregate borrowing capacity of $32.5 million, secured by assignments of mortgages and other collateral. As of December 31, 2025, borrowings under the Webster Credit Line bore interest, at our election for each drawdown, at either (i) SOFR plus an applicable premium, which rate was approximately 7.3%, inclusive of a 0.5% agency fee, or (ii) the Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.00%, plus a 0.5% agency fee.

The Webster Credit Line contains customary covenants and restrictions, including, among others, limitations on borrowings relative to collateral value, requirements to maintain specified financial ratios, limitations on the terms of loans we make to our customers, and restrictions, under certain circumstances, on dividends and share repurchases, asset dispositions, mergers or consolidations, the granting of liens, and transactions with affiliates. The Amended and Restated Credit Agreement also contains a cross-default provision pursuant to which a default under certain indebtedness of us or our subsidiary, MBC Funding II, may constitute a default under the Webster Credit Line. Under the Amended and Restated Credit Agreement, we may repurchase, redeem or otherwise retire our equity securities in an amount not to exceed ten percent of our annual net income from the prior fiscal year. The Webster Credit Line also includes restrictions, subject to negotiated exceptions, on additional indebtedness and other restricted payments. In addition, Mr. Ran has provided a personal guaranty of up to $1.0 million, plus enforcement costs, with respect to amounts that may be owed under the Webster Credit Line.

On December 12, 2025, MBC Funding II entered into a letter agreement with Valley pursuant to which Valley agreed to provide MBC Funding II with a revolving line of credit of up to $10.0 million. In connection with the credit facility, MBC Funding II executed a Line of Credit Note evidencing the advances available under the facility and entered into an all-assets Security Agreement in favor of Valley. In addition, we and Mr. Assaf Ran provided guaranties of the obligations under the credit facility, including a limited guaranty from Mr. Ran capped at $500,000.

The Valley Credit Line is secured by substantially all of the assets of MBC Funding II and is guaranteed by us. The Credit Facility matures on the earlier of December 12, 2027 or the acceleration of the obligations following an event of default. Borrowings under the Valley Credit Line are subject to a borrowing base based on eligible mortgage loans. The Valley Credit Line contains customary covenants and restrictions, including financial covenants and limitations on borrowings based on collateral values. We used borrowings under the Valley Credit Line, together with other available funds, to redeem MBC Funding II’s outstanding Notes in December 2025. Pursuant to a notice of redemption delivered on November 26, 2025, MBC Funding II redeemed all outstanding Notes on December 15, 2025 at a redemption price equal to 100% of principal plus accrued and unpaid interest to, but excluding, the redemption date. Following the redemption, no Notes remained outstanding and trading of the Notes were suspended prior to market open on the redemption date.

Outstanding borrowings under the Valley Credit Line bear interest at a floating rate equal to Term SOFR, subject to a floor of 3.00%, plus 2.95% per annum, and are subject to standard benchmark replacement provisions. The facility also requires the payment of an upfront fee equal to 0.20% of the total commitment and an unused line fee equal to 0.25% per annum on the average daily unused portion of the facility.

As of December 31, 2025, borrowings under the Valley Credit Line bore interest at a floating rate equal to Term SOFR, subject to a floor, plus an applicable margin and customary fees, which rate was approximately 6.7%.

We were in compliance with all covenants under the Webster Credit Line, as amended, as of December 31, 2025 and 2024. MBC Funding II was in compliance with all covenants under the Valley Credit Line as of December 31, 2025. As of December 31, 2025, outstanding borrowings under the Webster Credit Line were $11,558,632 and outstanding borrowings under the Valley Credit Line were $6,042,500.

On April 11, 2023, our board of directors approved a share repurchase program authorizing the repurchase of up to 100,000 shares of our common stock. The program expired on April 10, 2024. Prior to its expiration, we repurchased 56,294 shares for an aggregate purchase price of $271,468, including 2,000 shares repurchased during the first quarter of 2024 for an aggregate purchase price of $9,800.

On November 20, 2025, our board of directors approved a new share repurchase program authorizing the repurchase of up to 100,000 shares of our common stock over the following 12 months. As of December 31, 2025, we had repurchased 6,200 shares under the program for an aggregate purchase price of approximately $29,000. In addition, during the first quarter of 2026, we repurchased 3,100 shares for an aggregate purchase price of approximately $14,000.

We believe that our current cash balances, available borrowings under the Webster Credit Line and the Valley Credit Line, and cash flows from operations will be sufficient to fund our operations for at least the next 12 months. We do not currently expect any difficulty in extending these credit facilities or obtaining a comparable facility from another lender prior to their respective maturities. From time to time, we also obtain short-term unsecured loans from our executive officers and others, which provide us with additional flexibility to support the ongoing deployment of capital. We expect, however, that our working capital requirements will increase over the next 12 months as we continue to pursue growth opportunities under favorable market conditions.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 24, 2026, we entered into an amendment to the Amended and Restated Credit Agreement that, among other things, (i) extended the maturity of the credit facility to February 28, 2029, (ii) modified certain portfolio composition requirements, including limiting mortgage loans outstanding for more than 30 months to 17.5% of the total portfolio, (iii) updated applicable interest margins, and (iv) revised certain mortgage loan eligibility criteria. In connection with the amendment, we paid a non-refundable amendment fee of approximately $20,000. Except as amended, all other material terms of the credit facility remain in full force and effect.

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Our executive officers and directors and their respective ages as of March 24, 2026 are as follows:

Name	Age	Position

Assaf Ran	60	Founder, Chairman of the Board, Chief Executive Officer and President

Vanessa Kao	48	Chief Financial Officer, Vice President, Treasurer, Secretary and Director

Michael Jackson (1)(2)(3)	61	Director

Eran Goldshmit (1)(2)(3)	59	Director

Lyron Bentovim (1)	56	Director

Phillip Michals (1)(2)(3)	56	Director

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

Set forth below is a brief description of the background and business experience of our executive officers and directors:

Assaf Ran, our founder, has been our Chief Executive Officer, president and chairman since our inception in 1989. Mr. Ran has 37 years of senior management experience leading public and private businesses. Mr. Ran started several yellow page and other businesses from the ground up and managed to make each one of them successful. Mr. Ran’s professional experience and background with us, as our director since March 1999, have given him the expertise needed to serve as one of our directors.

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

Lyron Bentovim has been a member of the Board since December 2008. Mr. Bentovim currently serves as the president and chief executive officer of The Glimpse Group, Inc. (Nasdaq: GGRP), an immersive technology company based in New York, NY. Mr. Bentovim also serves as a managing partner at Darklight Partners, a strategic advisor to small and mid-size public and private companies. Prior to that, from July 2014 to August 2015, Mr. Bentovim served as chief operating officer and chief financial officer of Top Image Systems Ltd. (formerly listed on Nasdaq: TISA), and from March 2013 to July 2014, Mr. Bentovim served as chief operating officer and chief financial officer of NIT Health Inc. and as chief operating officer and chief financial officer and managing director at Cabrillo Advisors LLC. From August 2009 until July 2012, Mr. Bentovim has served as chief operating officer and chief financial officer of Sunrise Telecom, Inc. Prior to joining Sunrise Telecom, Inc., from January 2002 until August 2009, Mr. Bentovim served as a portfolio manager for Skiritai Capital LLC, an investment advisor based in San Francisco. Mr. Bentovim has over 25 years of management experience, including his experience as a member of the board of directors at RTW Inc., Ault, Inc., Top Image Systems Ltd., Three-Five Systems Inc., Sunrise Telecom Inc., Blue Sphere Corporation, and Argonaut Technologies Inc. Prior to his position in Skiritai Capital LLC, Mr. Bentovim served as president, chief operating officer and co-founder of WebBrix, Inc. Additionally, Mr. Bentovim spent time as a senior engagement manager with strategy consultancies including USWeb/CKS, the Mitchell Madison Group LLC and McKinsey & Company Inc. Mr. Bentovim has an MBA from Yale School of Management and a law degree from the Hebrew University, Jerusalem, Israel. Mr. Bentovim’s professional experience and background with other companies and with us have given him the expertise needed to serve as one of our directors.

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

Michael J. Jackson has been a member of the Board since July 2000. Since May 2017, Mr. Jackson has been the chief financial officer of Radius Global Market Research. Since February 2025, Mr. Jackson has served as a member of the board of directors of Radius Holding Company. From March 2016 through April 2017, Mr. Jackson served as chief financial officer and executive vice president of both Ethology, Inc., a digital marketing agency, and Tallwave, LLC, a business design and innovation agency. From April 2007 through February 2016, he was the chief financial officer and the executive vice president of iCrossing, Inc., a digital marketing agency. From October 1999 to April 2007, he served as executive vice president and chief financial officer of AGENCY.COM, a global Internet professional services company. He also served as the chief accounting officer of AGENCY.com from May 2000 and as its corporate controller from August 1999 until September 2001. From October 1994 until August 1999, Mr. Jackson was a senior manager at Arthur Andersen, LLP and manager at Ernst & Young LLP. Mr. Jackson also served on the New York State Society Auditing Standards and Procedures Committee from 1998 to 1999 and served on the New York State Society’s Securities and Exchange Commission Committee from 1999 to 2001. Mr. Jackson holds an MBA in Finance from Hofstra University and is a certified public accountant. Mr. Jackson is a current member of the board of directors of AvenueZ, Inc., a privately held digital marketing technology company. Mr. Jackson’s professional experience and background with other companies and with us have given him the expertise needed to serve as one of our directors.

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

The Compensation Committee is comprised entirely of directors who satisfy the standards of independence applicable to compensation committee members under Section 16(b) of the Exchange Act. During the fiscal year ended December 31, 2025, the Compensation Committee did not utilize the services of a compensation consultant.

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

Item 11. Executive Compensation

The following Summary Compensation Table sets forth all compensation earned by or paid to, in all capacities, during the years ended December 31, 2025 and 2024 by (i) the Company’s Chief Executive Officer and (ii) the most highly compensated executive officers, other than the Chief Executive Officer, who were serving as executive officers and whose total compensation exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executives”):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	All Other Compensation	Total
		($)	($)	($)(1)	($)
Assaf Ran
Chief Executive Officer and President	2025	$365,385	$—	$41,400	$406,785
	2024	$365,000	$30,000	$50,875	$445,875

Vanessa Kao
Chief Financial Officer, Vice President,	2025	$185,000	$52,000	$13,545	$250,545
Treasurer and Secretary	2024	$177,500	$37,500	$12,545	$227,545

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

In June 2024, the Compensation Committee approved an increase in Mr. Ran’s annual base salary from $350,000 to $380,000. In December 2025, Mr. Ran voluntarily agreed to forgo $14,615 of base salary for the period from December 18, 2025 through December 31, 2025.

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

The following table sets forth information concerning outstanding equity awards to the Named Executives as of December 31, 2025.

Outstanding Equity Awards at Fiscal Year-End

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Assaf Ran Chief Executive Officer and President	1,000,000	4,650,000	(1)(2)

(1)	Calculated based on the closing market price of $4.65 at the end of the last completed fiscal year on December 31, 2025.

(2)	Mr. Ran may not sell, convey, transfer, pledge, encumber or otherwise dispose of the Restricted Shares until the earliest to occur of the following: (i) September 9, 2026, with respect to 1/3 of the Restricted Shares, September 9, 2027 with respect to an additional 1/3 of the Restricted Shares and September 9, 2028 with respect to the final 1/3 of the Restricted Shares; (ii) the date on which Mr. Ran’s employment is terminated by us for any reason other than for “Cause;” or (iii) on a Risk Termination Date. If at any time prior to a Risk Termination Date Mr. Ran’s employment is terminated by us for Cause or Mr. Ran voluntarily terminates his employment for any reason other than death or disability, Mr. Ran will forfeit that portion of the Restricted Shares which have not previously vested.

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

During the year ended December 31, 2025, there were no equity grants made to our executive officers during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the Securities and Exchange Commission, that were likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates.

Compensation of Directors

During 2025, the annual cash compensation paid to each independent member of the Board was $17,500, plus an additional $300 for each committee meeting attended. The table below summarizes the compensation paid to our directors for the year ended December 31, 2025:

Director Compensation

Name (a)	Fees Earned or Paid in Cash ($)
Michael Jackson	$18,700
Eran Goldshmit	$18,700
Lyron Bentovim	$18,700
Phillip Michals	$18,700

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table, together with the accompanying footnotes, sets forth information, as of March 24, 2026, regarding the beneficial ownership of our common shares by all persons known by us to beneficially own more than 5% of our outstanding common shares, each Named Executive Officer, each director, and all of our directors and executive officers as a group:

Name of Beneficial Owner	Amount of Beneficial Ownership (1)	Percentage of Class

Executive Officers and Directors
Assaf Ran (2)	2,610,000	22.8%
Vanessa Kao	8,236	*
Michael Jackson	41,344	*
Eran Goldshmit	10,978	*
Lyron Bentovim	41,044	*
Phillip Michals	101,058	*
All executive officers and directors as a group (6 persons)	2,812,660	24.6%

* Less than 1%

(1)	A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from March 24, 2026, upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from March 24, 2026 have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on 11,429,351 shares outstanding on March 24, 2026.

(2)	Includes 1,000,000 Restricted Shares granted to Mr. Ran on September 9, 2011, which was approved by shareholders at our 2011 annual meeting of shareholders. Mr. Ran may not sell, convey, transfer, pledge, encumber or otherwise dispose of the Restricted Shares until the earliest to occur of the following: (i) September 9, 2026, with respect to 1/3 of the Restricted Shares, September 9, 2027 with respect to an additional 1/3 of the Restricted Shares and September 9, 2028 with respect to the final 1/3 of the Restricted Shares; (ii) the date on which Mr. Ran’s employment is terminated by us for any reason other than for “Cause;” or (iii) on a Risk Termination Date. If at any time prior to a Risk Termination Date Mr. Ran’s employment is terminated by us for Cause or Mr. Ran voluntarily terminates his employment for any reason other than death or disability, Mr. Ran will forfeit that portion of the Restricted Shares which have not previously vested. Also includes 1,383,000 shares of common stock directly owned by Ran & Ran of NY Inc., which is currently wholly owned by Mr. Ran. Mr. Ran’s address is c/o Manhattan Bridge Capital, Inc., 60 Cutter Mill Road, Suite 205, Great Neck, New York 11021.

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

Item 14. Principal Accountant Fees and Services

The aggregate fees billed by our principal accounting firm, Hoberman & Lesser CPAs, LLP, for the fiscal years ended December 31, 2025, and 2024 (including for services for MBC Funding II) are as follows:

(a) Audit Fees

2025

The aggregate fees incurred during 2025 for our principal accountant were $73,500, covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2025.

2024

The aggregate fees incurred during 2024 for our principal accountant were $71,750, covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2024.

(b) Audit-Related Fees

There were no audit-related fees billed by our principal accountant during 2025 or 2024.

(c) Tax Fees

There were no tax fees billed by our principal accountant during 2025 or 2024.

(d) All Other Fees

No other fees, beyond those disclosed in this Item 14, were billed during 2025 or 2024 except that we were billed $1,500 in 2024 by our principal accountant for services rendered in connection with our Registration Statement on Form S-3.

Audit Committee Pre-Approval, Policies and Procedures

Our Audit Committee approved the engagement with Hoberman & Lesser CPAs, LLP. These services were pre-approved by our Audit Committee to assure that such services do not impair the auditor’s independence from us.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) 1. Financial Statements - See Index to Financial Statements on page F-1.

2. Financial Statement Schedules – See (c) below.

3. Exhibits – See (b) below.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation filed with the Secretary of State of New York in July 2014 (1)
3.2	Amended and Restated Bylaws effective in May 2014 (1)
4.1	Specimen Stock Certificate (2)
4.2	Description of Securities (10)
10.1**	Employment Agreement dated March 1, 1999 by and between Assaf Ran and the Company (3)
10.2**	2009 Stock Option Plan, as amended (5)
10.3	Lease, dated June 9, 2011, between the Company and Philips Cutter Mill Owner LLC for the premises located at 60 Cutter Mill Road, Great Neck, New York 11021 (***)
10.4	Amendment of Lease, dated July 21, 2016, between the Company and Philips Cutter Mill Owner LLC for the premises located at 60 Cutter Mill Road, Great Neck, New York 11021 (4)
10.5**	Restricted Share Agreement, dated September 9, 2011, between the Company and Assaf Ran (10)
10.6	Amended and Restated Revolving Credit Note, dated July 7, 2017, executed by Manhattan Bridge Capital, Inc (6)
10.7	Amended and Restated Credit and Security Agreement, effective August 8, 2017, among Manhattan Bridge Capital, Inc., Webster Bank, N.A. (as successor to Webster Business Credit Corporation), and Flushing Bank (7)
10.8	Waiver and Amendment No. 1 to Amended and Restated Credit and Security Agreement, effective July 11, 2018, among Manhattan Bridge Capital, Inc., Webster Bank, N.A. (as successor to Webster Business Credit Corporation), Flushing Bank and Assaf Ran (9)
10.9	Second Amended and Restated Revolving Credit Note, dated February 24, 2026, issued by the Company in favor of Webster Bank, National Association (19)
10.10	Amendment No. 2 to Amended and Restated Credit and Security Agreement, effective December 31, 2019, among Manhattan Bridge Capital, Inc., Webster Bank, N.A. (as successor to Webster Business Credit Corporation), Flushing Bank and Assaf Ran (10)
10.11	Amendment No. 3 to Amended and Restated Credit and Security Agreement, effective February 26, 2020, among Manhattan Bridge Capital, Inc., Webster Bank, N.A. (as successor to Webster Business Credit Corporation), Flushing Bank, Mizrahi and Assaf Ran (10)
10.12	Waiver Agreement, effective March 7, 2022, among Manhattan Bridge Capital, Inc., Webster Bank, N.A. (as successor to Webster Business Credit Corporation), Flushing Bank, Mizrahi and Assaf Ran (Amendment No. 4 to Amended and Restated Credit and Security Agreement) (***)
10.13	Amendment No. 5 to Amended and Restated Credit and Security Agreement, effective April 13, 2022, among Manhattan Bridge Capital, Inc., Webster Bank, N.A. (as successor to Webster Business Credit Corporation), Flushing Bank, Mizrahi and Assaf Ran (11)
10.14	Amendment No. 6 to Amended and Restated Credit and Security Agreement, effective January 2, 2023, among Manhattan Bridge Capital, Inc., Webster Bank, N.A. (as successor to Webster Business Credit Corporation), Flushing Bank, Mizrahi and Assaf Ran (12)

Exhibit No.	Description
10.15	Amendment No. 7 to Amended and Restated Credit and Security Agreement, effective March 31, 2024, among Manhattan Bridge Capital, Inc., Webster Bank, N.A. (as successor to Webster Business Credit Corporation), Flushing Bank, Mizrahi and Assaf Ran (15)
10.16	Revolving Credit Note dated February 25, 2020, between Manhattan Bridge Capital, Inc. and Mizrahi (10)
10.17	Amendment No. 8 to Amended and Restated Credit and Security Agreement, dated December 12, 2025, among Manhattan Bridge Capital, Inc., Webster Bank, National Association, Flushing Bank, Mizrahi and Assaf Ran (18)
10.18	Amendment No. 9 to Amended and Restated Credit and Security Agreement, dated February 24, 2026, among the Company, the Guarantors party thereto, the Lenders party thereto, and Webster Bank, National Association as lender and agent (19)
10.19	Amendment No. 10 to Amended and Restated Credit and Security Agreement, dated March 24, 2026, among the Company, the Guarantors party thereto, the Lenders party thereto, and Webster Bank, National Association as lender and agent (***)
10.20	Consent and Amendment Letter Agreement by and among Manhattan Bridge Capital Inc., Webster Bank, N.A. (as successor to Webster Business Credit Corporation), Flushing Bank and Mizrahi Tefahot Bank Ltd., dated July 2, 2021 (13)
10.21	Waiver Agreement by and among Manhattan Bridge Capital Inc., and Webster Bank, N.A. (as successor to Webster Business Credit Corporation), Flushing Bank and Mizrahi Tefahot Bank Ltd, a division of Webster Bank, N.A., dated March 7, 2022 (14)
10.22	Letter Agreement, dated December 12, 2025, among MBC Funding II Corp., Manhattan Bridge Capital, Inc., Assaf Ran and Valley National Bank. (18)
10.23	Line of Credit Note, dated December 12, 2025, made by MBC Funding II Corp. in favor of Valley National Bank (18)
10.24	Security Agreement, dated December 12, 2025, between MBC Funding II Corp. and Valley National Bank (18)
10.25	Guaranty, dated December 12, 2025, made by Manhattan Bridge Capital, Inc. in favor of Valley National Bank (18)
Limited Guaranty, dated December 12, 2025, made by Assaf Ran in favor of Valley National Bank (18)
10.26	Amendment to the Loan Documents, dated February 24, 2026, between MBC Funding II Corp., Manhattan Bridge Capital, Inc, and Valley National Bank (***)
19.1	Insider Trading Policy (17)
21.1	List of Subsidiaries (8)
23.1	Consent of Hoberman & Lesser CPA’s, LLP, dated March 27, 2026 (***)
31.1	Chief Executive Officer Certification under Rule 13a-14 (***)
31.2	Chief Financial Officer Certification under Rule 13a-14 (***)
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 (*)
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 (*)
97.1	Clawback policy (16)
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Schema Document
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

* Furnished herewith.

** Compensation plan or arrangement for current or former executive officers and directors.

*** Filed herewith.

(1)	Previously filed as exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference.
(2)	Previously filed as exhibit to Registration Statement on Form SB-2/A filed on April 23, 1999 and incorporated herein by reference.
(3)	Previously filed as exhibit to Registration Statement on Form SB-2 filed on March 10, 1999 and incorporated herein by reference.
(4)	Previously filed as exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and incorporated herein by reference.
(5)	Previously filed as Appendix A to Schedule 14A filed on August 5, 2011 and incorporated herein by reference.
(6)	Previously filed as exhibit to Current Report on Form 8-K filed on July 13, 2017 and incorporated herein by reference.
(7)	Previously filed as exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 and incorporated herein by reference.
(8)	Previously filed as exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and incorporated by reference herein.
(9)	Previously filed as exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference.
(10)	Previously filed as exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and incorporated by reference herein.
(11)	Previously filed as exhibit to Current Report on Form 8-K filed on April 25, 2022 and incorporated herein by reference.
(12)	Previously filed as exhibit to Current Report on Form 8-K filed on February 3, 2023 and incorporated herein by reference.
(13)	Previously filed as exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 and incorporated herein by reference.
(14)	Previously filed as exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and incorporated by reference herein.
(15)	Previously filed as exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and incorporated herein by reference.
(16)	Previously filed as exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and incorporated by reference herein.
(17)	Previously filed as exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and incorporated by reference herein.
(18)	Previously filed as exhibit to Current Report on Form 8-K filed on December 16, 2025 and incorporated herein by reference.
(19)	Previously filed as exhibit to Current Report on Form 8-K filed on February 25, 2026 and incorporated herein by reference.

(c)	No financial statement schedules are included because the information is either provided in the financial statements or is not required under the related instructions or is inapplicable and such schedules therefore have been omitted.

Item 16. 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Manhattan Bridge Capital, Inc.

By:	/s/ Assaf Ran
Assaf Ran, President, Chief Executive Officer and Chairman of the Board of Directors

Date: March 27, 2026

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Assaf Ran	President, Chief Executive Officer and Chairman of the Board of	March 27, 2026
Assaf Ran	Directors (Principal Executive Officer)

/s/ Vanessa Kao	Chief Financial Officer and Treasurer (Principal Financial and	March 27, 2026
Vanessa Kao	Accounting Officer), Director

/s/ Lyron Bentovim	Director	March 27, 2026
Lyron Bentovim

/s/ Eran Goldshmit	Director	March 27, 2026
Eran Goldshmit

/s/ Michael Jackson	Director	March 27, 2026
Michael Jackson

/s/ Phillip Michals	Director	March 27, 2026
Phillip Michals

MANHATTAN BRIDGE CAPITAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Manhattan Bridge Capital, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Manhattan Bridge Capital, Inc. and Subsidiary (collectively, the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and the PCAOB.

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

Addressing the critical audit matter involved performing procedures and evaluating audit evidence in connection with our overall opinion on the consolidated financial statements. The primary procedures included evaluating the appropriateness of the method and other variables used, testing the application of the method and other variables used, as well as testing the accuracy of data used with respect to the method and other variables. These procedures also included obtaining and evaluating the conclusions of the Company’s third-party valuation specialists, as well as obtaining and evaluating other publicly available independent empirical data, and comparing said values to the aggregate amounts owed by borrowers for indication of loan losses. We also evaluated management’s significant judgments applied in determining whether indicators of impairment were present, with respect to the Company’s loan portfolio and the underlying collateral, by obtaining evidence to corroborate such judgments and searching for evidence contrary to such judgments.

We have served as the Company’s auditors since 2007.

New York, New York
March 27, 2026

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2025 AND 2024

	2025	2024
Assets
Loans receivable, net of deferred origination and other fees	$60,218,841	$65,405,731
Interest and other fees receivable on loans	1,642,825	1,521,033
Cash	204,889	178,012
Cash – restricted	23,350	23,750
Other assets	60,742	62,080
Right-of-use asset – operating lease, net	101,226	154,039
Deferred financing costs, net	98,858	16,171
Total assets	$62,350,731	$67,360,816

Liabilities and Stockholders’ Equity
Liabilities:
Lines of credit	$17,601,132	$16,427,874
Senior secured notes (net of deferred financing costs of $96,985)	—	5,903,015
Accounts payable and accrued expenses	173,247	232,236
Operating lease liability	112,076	167,119
Loan holdback	50,000	50,000
Dividends payable	1,314,732	1,315,445
Total liabilities	19,251,187	24,095,689

Commitments and contingencies

Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common shares - $.001 par value; 25,000,000 shares authorized; 11,757,058 issued; 11,432,451 and 11,438,651 outstanding, respectively	11,757	11,757
Additional paid-in capital	45,575,006	45,561,941
Less: Treasury shares, at cost – 324,607 and 318,407 shares, respectively	(1,098,964)	(1,070,406)
Accumulated deficit	(1,388,255)	(1,238,165)
Total stockholders’ equity	43,099,544	43,265,127

Total liabilities and stockholders’ equity	$62,350,731	$67,360,816

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025	2024
Revenue:

Interest income from loans	$7,175,043	$8,046,560
Origination fees	1,491,264	1,642,081
Total Revenue	8,666,307	9,688,641

Operating costs and expenses:
Interest and amortization of deferred financing costs	1,755,353	2,337,032
Referral fees	3,257	1,847
General and administrative expenses	1,813,510	1,776,176
Total operating costs and expenses	3,572,120	4,115,055

Income from operations	5,094,187	5,573,586
Other income	18,000	18,000
Income before income tax expense	5,112,187	5,591,586
Income tax expense	(1,210)	(650)
Net income	$5,110,977	$5,590,936

Basic and diluted net income per common share outstanding:
—Basic	$0.45	$0.49
—Diluted	$0.45	$0.49

Weighted average number of common shares outstanding
—Basic	11,438,024	11,438,656
—Diluted	11,438,024	11,438,656

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Common Stock		Additional Paid-in	Treasury Shares		Accumulated
	Shares	Amount	Capital	Shares	Cost	Deficit	Totals
Balance, January 1, 2024	11,757,058	$11,757	$45,548,876	316,407	$(1,060,606)	$(1,567,321)	$42,932,706
Purchase of treasury shares				2,000	(9,800)		(9,800)
Non-cash compensation			13,065				13,065
Dividends paid						(3,946,335)	(3,946,335)
Dividends declared and payable						(1,315,445)	(1,315,445)
Net income for the year ended December 31, 2024						5,590,936	5,590,936
Balance, December 31, 2024	11,757,058	11,757	45,561,941	318,407	(1,070,406)	(1,238,165)	43,265,127
Purchase of treasury shares				6,200	(28,558)		(28,558)
Non-cash compensation			13,065				13,065
Dividends paid						(3,946,335)	(3,946,335)
Dividends declared and payable						(1,314,732)	(1,314,732)
Net income for the year ended December 31, 2025						5,110,977	5,110,977
Balance, December 31, 2025	11,757,058	$11,757	$45,575,006	324,607	$(1,098,964)	$(1,388,255)	$43,099,544

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025	2024
Cash flows from operating activities:
Net income	$5,110,977	$5,590,936
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	112,900	88,664
Depreciation	4,983	4,870
Non-cash compensation expense	13,065	13,065
Adjustment to right-of-use asset - operating lease and liability	(2,230)	(84)
Changes in operating assets and liabilities:
Interest and other fees receivable on loans	(134,914)	(552,755)
Other assets	(3,226)	705
Accounts payable and accrued expenses	(58,989)	(63,057)
Deferred origination fees	(113,500)	(150,485)
Net cash provided by operating activities	4,929,066	4,931,859

Cash flows from investing activities:
Issuance of short-term loans	(35,323,194)	(41,538,217)
Collections received from loans	40,636,706	49,089,982
Purchase of fixed assets	(418)	(4,018)
Net cash provided by investing activities	5,313,094	7,547,747

Cash flows from financing activities:
Repayment of lines of credit	(47,419,805)	(54,893,630)
Proceeds from lines of credit	48,593,063	46,169,166
Repayment of senior secured notes	(6,000,000)	—
Dividends paid	(5,261,780)	(5,233,408)
Purchase of treasury shares	(28,558)	(9,800)
Deferred financing costs incurred	(98,603)	(2,167)
Net cash used in financing activities	(10,215,683)	(13,969,839)

Net increase (decrease) in cash and restricted cash	26,477	(1,490,233)
Cash and restricted cash, beginning of year*	201,762	1,691,995
Cash and restricted cash, end of year*	$228,239	$201,762

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for taxes	$1,210	$650
Cash paid during the period for interest	$1,663,329	$2,323,520
Cash paid during the period for operating leases	$64,253	$63,084

Supplemental Schedule of Noncash Financing Activities: Dividend declared and payable	$1,314,732	$1,315,445
Loan holdback relating to mortgage receivable	$—	$50,000

Supplemental Schedule of Noncash Operating and Investing Activities:
Reduction in interest receivable in connection with the increase in loans receivable	$13,122	$427,627

*	At December 31, 2025 and 2024, cash and restricted cash included $23,350 and $23,750, respectively, of restricted cash.

The accompanying notes are an integral part of these consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

1.	Description of the Company

Manhattan Bridge Capital, Inc. (“MBC”) and its wholly-owned subsidiary, MBC Funding II Corp. (“MBC Funding II”) (collectively, the “Company”), offer short-term, secured, non–banking loans (sometimes referred to as “hard money” loans) to real estate investors to fund their acquisition, renovation, rehabilitation or development of residential or commercial properties located in the New York metropolitan area, including New Jersey and Connecticut, and in Florida.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared under the accrual basis and are in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) in compliance with the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”).

Principles of Consolidation

The consolidated financial statements include the accounts of Manhattan Bridge Capital, Inc. and its wholly-owned subsidiary, MBC Funding II. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management will base the use of estimates on (a) a preset number of assumptions that consider past experience, (b) future projections, and (c) general financial market conditions. Actual amounts could differ from those estimates.

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

Allowance for Credit Losses

The Company complies with Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (ASC Topic 326).” The CECL methodology utilizes a lifetime “expected credit loss” methodology for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses.

The Company estimates its CECL reserve primarily using the Weighted Average Remaining Maturity (“WARM”) method, which has been identified as an acceptable loss-rate method for estimating CECL reserves in the FASB Staff Q&A ASC Topic 326, No.1. The WARM method requires reference to historic loss data taking into consideration expected economic conditions over the relevant timeframe. The Company applies the WARM method for the majority of its loan portfolio, which loans share similar risk characteristics.

Application of the WARM method to estimate a CECL reserve requires judgment, including (i) the appropriate historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, and (iii) the current credit quality of the Company’s loan portfolio and expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to the Company’s portfolio, the Company reviews its historical loan performance, which includes zero realized principal losses since the inception of the Company’s business. In addition, the Company reviews each loan on a quarterly basis and evaluates the borrower’s ability to pay the monthly interest, the borrower’s likelihood of executing the original exit strategy, as well as the loan-to-value ratio. Based on these analyses, as of December 31, 2025 and 2024, no allowance for credit losses is required. Failure to properly measure an allowance for credit losses could result in the overstatement of earnings and the carrying value of the loans receivable. Actual losses, if any, could differ significantly from estimated amounts.

Income Taxes

The Company follows ASC Sub-Topic 740-10, “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2025 and 2024, the Company has no material uncertain tax positions to be accounted for in the consolidated financial statements. The Company recognizes interest and penalties related to uncertain tax positions, if any, as part of income tax expense.

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

Deferred Financing Costs

Deferred financing costs related to the Company’s former 6% senior secured notes (the “Notes”) were presented as a direct reduction of the related debt liability in accordance with ASU 2015-03 (ASC Sub-Topic 835-30) and were amortized over the term of the Notes. The remaining unamortized balance of costs was fully recognized upon redemption of the Notes in December 2025.

Deferred financing costs related to the Company’s credit facilities, including (i) the Amended and Restated Credit and Security Agreement, as amended (the “Amended and Restated Credit Agreement”) with Webster Bank, N.A. (as successor to Webster Business Credit Corporation) (“Webster”), Flushing Bank (“Flushing”) and Mizrahi Tefahot Bank Ltd. (“Mizrahi”) (the “Webster Credit Line”), and (ii) the letter agreement (the “Letter Agreement”) with Valley National Bank (“Valley”) that established a line of credit for MBC Funding II (the “Valley Credit Line”), are presented as an asset on the balance sheet in accordance with ASU 2015-15 (ASC Sub-Topic 835-30) and are amortized over the term of the respective agreements using the straight-line method.

Amortization of deferred financing costs is included in interest and amortization of deferred financing costs in the accompanying consolidated statements of operations.

Earnings Per Share (“EPS”)

Basic and diluted EPS are calculated in accordance with ASC Topic 260, “Earnings Per Share.” Under ASC Topic 260, basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution from the exercise of stock options and warrants for common shares using the treasury shares method. The numerator in calculating both basic and diluted EPS for each year is the reported net income. There were no outstanding stock options or warrants at December 31, 2025 and 2024.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s lines of credit and interest-bearing commercial loans approximate fair value due to the short-term and/or variable-rate nature of these instruments. The fair value of the Notes (when outstanding) was determined using quoted market prices.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Reclassifications

Certain amounts included in the December 31, 2024 consolidated financial statements have been reclassified to conform to the December 31, 2025 presentation.

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

For the years ended December 31, 2025 and 2024, the total amounts of $35,336,316 and $41,965,844, respectively, have been lent, offset by collections received from borrowers, under the commercial loans in the amount of $40,636,706 and $49,089,982, respectively. The face amounts of the loans the Company originated in the past seven years have ranged from a minimum of $40,000 to a maximum of $3,600,000. The Company’s board of directors established a policy limiting the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of the Company’s loan portfolio (not including the loan under consideration) and (ii) $4 million. The Company’s loans typically have a maximum initial term of 12 months and bear interest at a fixed rate of 9% to 12.5% per year. In addition, the Company usually receives origination fees, or “points,” ranging from 0% to 2% of the original principal amount of the loan as well as other fees relating to underwriting, funding and managing the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser), and in the case of construction financing, up to 80% of construction costs.

At December 31, 2025, the Company was committed to $4,402,556 in construction loans that can be drawn by the borrowers when certain conditions are met.

At December 31, 2024, the Company has made loans to four different entities in the aggregate amount of $7,225,000, or 11.0% of its loan portfolio. One individual holds at least a fifty percent interest in each of the different entities. This individual is not affiliated with any officers or directors of the Company. At December 31, 2025, the Company has made loans to three different entities in the aggregate amount of $6,245,000, or 10.3% of its loan portfolio. One individual holds at least a fifty percent interest in each of the different entities. This individual is not affiliated with any officers or directors of the Company.

The Company generally grants loans for a term of one year. When a performing loan reaches its maturity and the borrower requests an extension, the Company may extend the term of the loan beyond one year. Prior to granting an extension of any loan, the Company reevaluates the underlying collateral.

Credit Risk

Credit risk profile based on loan activity as of December 31, 2025 and 2024:

Performing loans	Developers-Residential	Developers-Commercial	Developers-Mixed Use	Total outstanding loans
December 31, 2025	$51,858,921	$7,314,954	$1,500,000	$60,673,875
December 31, 2024	$56,149,265	$7,380,000	$2,445,000	$65,974,265

At December 31, 2025, the Company’s loans receivable consisted of loans in the amount of $2,800, $920,250, $1,975,000, $7,111,624, $9,506,620 and $20,293,265, originally due or committed to lend to borrowers in 2016, 2020, 2022, 2023, 2024 and 2025, respectively. At December 31, 2024, the Company’s loans receivable consisted of loans in the amount of $18,756, $1,520,250, $120,000, $3,725,000, $13,738,817 and $17,155,000, originally due or committed to lend to borrowers in 2016, 2020, 2021, 2022, 2023 and 2024, respectively.

Generally, borrowers are paying their interest, and the Company receives a fee in connection with the extension of the loans. In all instances, the borrowers have either signed an extension agreement or are in the process of signing an extension. Accordingly, at December 31, 2025, no loan impairments exist and there are no provisions for impairment credit losses of loans or recoveries thereof.

In September 2025, the Company sold one of its loans receivable at its face value of $250,000.

Subsequent to the balance sheet date, approximately $10,931,000 of the loans receivable at December 31, 2025 were paid down or paid off, including approximately $6,353,000 originally due on or before December 31, 2025.

5.	Lines of Credit

As of December 31, 2025, the Company was party to an Amended and Restated Credit and Security Agreement with Webster, Flushing, and Mizrahi (the “Lenders”). The Amended and Restated Credit Agreement provides the Company with an aggregate revolving credit line of $32.5 million, secured by assignments of mortgages and other collateral. As of December 31, 2025, the Webster Credit Line was scheduled to mature on February 28, 2026.

Borrowings under the Webster Credit Line bear interest, at the Company’s election for each drawdown, at either (i) the Secured Overnight Financing Rate (“SOFR”) plus an applicable premium, including a 0.5% agency fee, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.00%, plus a 0.5% agency fee. The interest rate on outstanding borrowings fluctuates daily.

The Webster Credit Line contains customary covenants and restrictions, including, among others, limitations on borrowings relative to collateral value, requirements to maintain specified financial ratios, limitations on the terms of loans the Company makes to its customers, and restrictions, under certain circumstances, on dividends and share repurchases, asset dispositions, mergers or consolidations, the granting of liens, and transactions with affiliates. The Amended and Restated Credit Agreement also contains a cross-default provision pursuant to which a default under certain indebtedness of the Company or its subsidiary, MBC Funding II, may constitute a default under the Webster Credit Line. Under the Amended and Restated Credit Agreement, the Company may repurchase, redeem or otherwise retire its equity securities in an amount not to exceed ten percent of the Company’s annual net income from the prior fiscal year. The Webster Credit Line also includes restrictions, subject to negotiated exceptions, on additional indebtedness and other restricted payments. In addition, Mr. Ran has provided a personal guaranty of up to $1.0 million, plus enforcement costs, with respect to amounts that may be owed under the Webster Credit Line.

On December 12, 2025, MBC Funding II entered into a committed credit facility with Valley, providing for maximum borrowings of up to $10.0 million. The Valley Credit Line is secured by substantially all of the assets of MBC Funding II and is guaranteed by the Company and includes a limited guaranty from Mr. Ran capped at $500,000. Amounts available for borrowing under the Valley Credit Line are subject to a borrowing base based on eligible mortgage loans, as reflected in periodic borrowing base certificates and related schedules delivered to Valley pursuant to the Letter Agreement. Borrowings under the Valley Credit Line bear interest at a floating rate equal to the forward-looking term rate based on SOFR for the applicable interest period (“Term SOFR”), subject to a floor, plus an applicable margin, and are subject to customary fees. The Valley Credit Line matures on December 12, 2027, unless earlier accelerated in accordance with its terms. Borrowings under the Valley Credit Line were used, in part, to fund the redemption of MBC Funding II’s 6.0% Notes in December 2025 (see Note 6).

Deferred financing costs incurred to establish and amend the lines of credit are being amortized on a straight-line basis over the terms of the respective agreements. Amortization expense related to these costs was $15,915 and $13,578 for the years ended December 31, 2025 and 2024, respectively.

The Company was in compliance with all covenants under the Webster Credit Line, as amended, as of December 31, 2025 and 2024. MBC Funding II was in compliance with all covenants under the Valley Credit Line as of December 31, 2025.

As of December 31, 2025, outstanding borrowings under the Webster Credit Line were $11,558,632 and bore interest at a rate of approximately 7.3%, inclusive of the 0.5% agency fee. Outstanding borrowings under the Valley Credit Line were $6,042,500 and bore interest at a rate of approximately 6.7% as of December 31, 2025.

On February 24, 2026, the Company entered into an amendment to the Amended and Restated Credit Agreement that, among other things, (i) extended the term through March 31, 2026, (ii) provided for the departure of Mizrahi as a lender, and (iii) reallocated revolving commitments among the remaining lenders.

On March 24, 2026, the Company entered into an amendment to the Amended and Restated Credit Agreement that, among other things, (i) extended the maturity of the credit facility to February 28, 2029, (ii) modified certain portfolio composition requirements, including limiting mortgage loans outstanding for more than 30 months to 17.5% of the total portfolio, (iii) updated applicable interest margins, and (iv) revised certain mortgage loan eligibility criteria. In connection with the amendment, the Company paid a non-refundable amendment fee of $20,000. Except as amended, all other material terms of the credit facility remain in full force and effect.

6.	Senior Secured Notes

On April 25, 2016, in an initial public offering, MBC Funding II issued the Notes, due April 22, 2026, in the aggregate principal amount of $6,000,000 under the Indenture, dated April 25, 2016, among MBC Funding II, as issuer, the Company, as guarantor, and Worldwide Stock Transfer LLC, as indenture trustee (the “Indenture”). The Notes, with a principal amount of $1,000 each, were listed on the NYSE American and traded under the symbol “LOAN/26.” Interest on the Notes accrued commencing May 16, 2016 and was payable monthly in arrears on the 15th day of each calendar month. The Company guaranteed MBC Funding’s obligations under the Notes, which were secured by its pledge of 100% of the outstanding common shares of MBC Funding that it owns.

Pursuant to a notice of redemption delivered on November 26, 2025, MBC Funding II redeemed all outstanding Notes on December 15, 2025 at a redemption price equal to 100% of principal plus accrued and unpaid interest to, but excluding, the redemption date. Following the redemption, no Notes remained outstanding and trading of the Notes was suspended prior to market open on the redemption date.

7.	Simple IRA Plan

On October 26, 2000, the Board of Directors approved a Simple IRA Plan (the “IRA Plan”) to attract and retain valuable executives. The IRA Plan allows for participation by up to 100 eligible employees of the Company. Under the IRA Plan, eligible employees may contribute a portion of their pre-tax yearly salary, up to the maximum contribution limit for Simple IRA Plans as set forth under the Internal Revenue Code of 1986, as amended, with the Company matching on a dollar-for-dollar basis up to 3% of the employees’ annual pre-tax compensation. Contribution limits and other plan parameters are subject to change in accordance with applicable law and plan administration. For the years ended December 31, 2025 and 2024, the Company made matching contributions of $22,716 and $21,255, respectively, to the IRA Plan.

8.	Stockholders’ Equity

On April 11, 2023, the Company adopted a share repurchase program authorizing the repurchase of up to 100,000 shares of the Company’s common stock. The program expired on April 10, 2024. Prior to expiration, the Company repurchased an aggregate of 56,294 shares for an aggregate cost of $271,468, including 2,000 shares repurchased during the first quarter of 2024 for an aggregate cost of $9,800.

On November 20, 2025, the Company adopted a new share repurchase program authorizing the repurchase of up to 100,000 shares of the Company’s common stock over the subsequent 12 months. As of December 31, 2025, the Company had repurchased an aggregate of 6,200 shares under the program for an aggregate cost of approximately $29,000. Subsequent to December 31, 2025, the Company repurchased an additional 3,100 shares for an aggregate cost of approximately $14,000.

9.	Stock-Based Compensation

Stock-based compensation expense recognized under ASC Topic 718 of $13,065 for each of the years ended December 31, 2025 and 2024 reflects the amortization of the fair value of 1,000,000 restricted shares granted to the Company’s Chief Executive Officer on September 9, 2011 of $195,968, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value is being amortized over 15 years. At December 31, 2025, all 1,000,000 shares remain restricted, and the remaining unrecognized stock-based compensation amounted to $8,710. One third of such restricted shares shall vest on each of September 9, 2026, September 9, 2027, and September 9, 2028.

10.	Commitments and Contingencies

Operating Leases

On October 27, 2020, the Company amended its existing lease (the “Lease Amendment”) for its corporate headquarters located at 60 Cutter Mill Road, Great Neck, New York, to expand the office premises and to extend the term of the non-cancelable lease through November 30, 2027. Among other things, the Lease Amendment provides for gradual rent increases from approximately $4,500 per month during the first three years to $5,100 per month during the last year of the extension term, and requires payments for electricity and future escalation increases, as defined. The Company also leased office equipment under a non-cancelable lease that expired in March 2024.

At December 31, 2025, approximate future minimum lease payments, including mandatory fixed electricity charges, are as follows:

2026	$60,926
2027	55,848
Total minimum lease payments	116,774
Less: amount representing interest	(4,698)
Present Value of Net Minimum Lease Payments	$112,076

At December 31, 2025, the Company’s operating lease had a weighted-average remaining lease term of 1.92 years, and the weighted-average discount rate used was 4.14%, which was based on the Company’s incremental borrowing rate at the inception of the lease.

Rent expense, including fixed electricity charges and variable real estate taxes, in the years 2025 and 2024 was approximately $64,000 and $63,000, respectively.

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

In June 2024, the Compensation Committee approved an increase in Mr. Ran’s annual base salary from $350,000 to $380,000. In December 2025, Mr. Ran voluntarily agreed to forgo $14,615 of base salary for the period from December 18, 2025 through December 31, 2025. As a result, Mr. Ran’s base salary actually earned for 2025 and 2024 was $365,385 and $365,000, respectively. The Compensation Committee also approved a $30,000 annual bonus for Mr. Ran in 2024.

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

Net income from the Company’s reportable segment is as follows:

	2025	2024
Lending revenue:	$8,666,307	$9,688,641
Less:
Interest expense	1,642,453	2,248,368
Amortization of deferred financing costs	112,900	88,664
Referral fees	3,257	1,847
General and administrative expenses	1,813,510	1,776,176
Other income	(18,000)	(18,000)
Income tax expense	1,210	650
Net income	$5,110,977	$5,590,936

12.	Subsequent Events

Pursuant to a dividend declared by the Company’s Board of Directors on October 30, 2025, the Company paid a cash dividend of $0.115 per share, totaling $1,314,732, on January 15, 2026 to shareholders of record as of December 31, 2025.

On February 10, 2026, the Company’s Board of Directors declared a cash dividend of $0.11 per share, payable on April 15, 2026 to shareholders of record as of April 8, 2026.

