Form 10-Q
period 2026-03-31
MANHATTAN BRIDGE CAPITAL, INC
filed 2026-04-16
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________ to ______________________________

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

As of April 16, 2026, the registrant had a total of 11,429,351 common shares, $.001 par value per share, outstanding.

MANHATTAN BRIDGE CAPITAL, INC.

Forward Looking Statements

This report contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the words “believe,” “expect,” “intend,” “estimate” and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial condition and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements”), including but not limited to the following: (i) our loan origination activities, revenues and profits are limited by available funds; (ii) we operate in a highly competitive market and competition may limit our ability to originate loans with favorable interest rates; (iii) our Chief Executive Officer is critical to our business and our future success may depend on our ability to retain him; (iv) if we overestimate the yields on our loans or incorrectly value the collateral securing the loan, we may experience losses; (v) we may be subject to “lender liability” claims; (vi) our due diligence may not uncover all of a borrower’s liabilities or other risks to its business; (vii) borrower concentration could lead to significant losses; (viii) we may choose to make distributions in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive; and (ix) an increase in interest rates may impact our profitability. The accompanying information contained in this report, including the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” identifies important factors that could cause such differences. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

All references in this Form 10-Q to “Company,” “we,” “us,” or “our” refer to Manhattan Bridge Capital, Inc. and its wholly-owned subsidiary, MBC Funding II Corp., unless the context otherwise indicates.

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2026 (unaudited)	December 31, 2025 (audited)
Assets
Loans receivable, net of deferred origination and other fees	$61,944,470	$60,218,841
Interest and other fees receivable on loans	1,794,782	1,642,825
Cash	183,952	204,889
Cash – restricted	21,717	23,350
Other assets	98,171	60,742
Right-of-use asset – operating lease, net	88,023	101,226
Deferred financing costs, net	123,963	98,858
Total assets	$64,255,078	$62,350,731

Liabilities and Stockholders’ Equity
Liabilities:
Lines of credit	$19,436,277	$17,601,132
Accounts payable and accrued expenses	192,895	173,247
Operating lease liability	97,956	112,076
Loan holdback	164,598	50,000
Dividends payable	1,257,229	1,314,732
Total liabilities	21,148,955	19,251,187

Commitments and contingencies

Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common shares - $.001 par value; 25,000,000 shares authorized; 11,757,058 issued; 11,429,351 and 11,432,451 outstanding, respectively	11,757	11,757
Additional paid-in capital	45,578,272	45,575,006
Less: Treasury shares, at cost – 327,707 and 324,607 shares, respectively	(1,112,746)	(1,098,964)
Accumulated deficit	(1,371,160)	(1,388,255)
Total stockholders’ equity	43,106,123	43,099,544

Total liabilities and stockholders’ equity	$64,255,078	$62,350,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue:
Interest income from loans	$1,699,330	$1,833,914
Origination fees	368,314	439,799
Total revenue	2,067,644	2,273,713

Operating costs and expenses:
Interest and amortization of deferred financing costs	363,248	451,365
Referral fees	3,965	144
General and administrative expenses	430,607	453,570
Total operating costs and expenses	797,820	905,079

Income from operations	1,269,824	1,368,634
Other income	4,500	4,500
Net income	$1,274,324	$1,373,134

Basic and diluted net income per common share outstanding:
—Basic	$0.11	$0.12
—Diluted	$0.11	$0.12

Weighted average number of common shares outstanding:
—Basic	11,430,726	11,438,651
—Diluted	11,430,726	11,438,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Common Shares		Additional Paid-in	Treasury Shares		Accumulated
	Shares	Amount	Capital	Shares	Cost	Deficit	Totals
Balance, January 1, 2026	11,757,058	$11,757	$45,575,006	324,607	$(1,098,964)	$(1,388,255)	$43,099,544
Non-cash compensation			3,266				3,266
Purchase of treasury shares				3,100	(13,782)		(13,782)
Dividends declared and payable						(1,257,229)	(1,257,229)
Net income	-	-	-	-	-	1,274,324	1,274,324
Balance, March 31, 2026	11,757,058	$11,757	$45,578,272	327,707	$(1,112,746)	$(1,371,160)	$43,106,123

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Common Shares		Additional Paid-in	Treasury Shares		Accumulated
	Shares	Amount	Capital	Shares	Cost	Deficit	Totals
Balance, January 1, 2025	11,757,058	$11,757	$45,561,941	318,407	$(1,070,406)	$(1,238,165)	$43,265,127
Non-cash compensation			3,266				3,266
Dividends declared and payable						(1,315,445)	(1,315,445)
Net income	-	-	-	-	-	1,373,134	1,373,134
Balance, March 31, 2025	11,757,058	$11,757	$45,565,207	318,407	$(1,070,406)	$(1,180,476)	$43,326,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$1,274,324	$1,373,134
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	18,656	22,237
Adjustment to right-of-use asset - operating lease and liability	(916)	(345)
Depreciation	570	1,390
Non-cash compensation expense	3,266	3,266
Changes in operating assets and liabilities:
Interest and other fees receivable on loans	(151,957)	(110,915)
Other assets	(38,000)	(58,952)
Accounts payable and accrued expenses	19,648	(37,435)
Deferred origination and other fees	133,143	(11,437)
Net cash provided by operating activities	1,258,734	1,180,943

Cash flows from investing activities:
Issuance of short-term loans	(14,246,800)	(10,940,040)
Collections received from loans	12,388,029	12,698,051
Net cash (used in) provided by investing activities	(1,858,771)	1,758,011

Cash flows from financing activities:
Proceeds from lines of credit	15,018,720	12,667,992
Repayment of lines of credit	(13,183,575)	(14,270,131)
Proceeds from borrower escrow deposits	114,598	—
Dividend paid	(1,314,732)	(1,315,445)
Deferred financing costs incurred	(43,762)	—
Purchase of treasury shares	(13,782)	—
Net cash provided by (used in) financing activities	577,467	(2,917,584)

Net (decrease) increase in cash	(22,570)	21,370
Cash and restricted cash, beginning of period(1)	228,239	201,762
Cash and restricted cash, end of period(2)	$205,669	$223,132

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$329,665	$437,993
Cash paid during the period for operating leases	$16,602	$15,991

Supplemental Schedule of Noncash Financing Activities:
Dividend declared and payable	$1,257,229	$1,315,445

Supplemental Schedule of Noncash Operating and Investing Activities:
Reduction in interest receivable in connection with the increase in loans receivable	$—	$13,122

(1)	At December 31, 2025 and 2024, cash and restricted cash included $23,350 and $23,750, respectively, of restricted cash.

(2)	At March 31, 2026 and 2025, cash and restricted cash included $21,717 and $21,769, respectively, of restricted cash.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

1. DESCRIPTION OF THE COMPANY

The accompanying unaudited condensed consolidated financial statements of Manhattan Bridge Capital, Inc. (“MBC”), a New York corporation founded in 1989, and its consolidated subsidiary, MBC Funding II Corp. (“MBC Funding II”), a New York corporation formed in December 2015 (collectively referred to herein as the “Company”) have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual audited financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the year ended December 31, 2025 and the notes thereto included in the Company’s Annual Report on Form 10-K. Results of consolidated operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year.

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

Certain amounts in the condensed consolidated financial statements for March 31, 2025 have been reclassified to align with the presentation for March 31, 2026.

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

4. COMMERCIAL LOANS

Loans Receivable

The Company offers short-term secured non–banking loans to real estate investors (also known as hard money loans) to fund their acquisition and construction of properties located in the New York metropolitan area, including New Jersey and Connecticut, and in Florida. The loans are principally secured by collateral consisting of real estate and accompanied by personal guarantees from the principals of the borrowers. The loans are generally for a term of one year. The short-term loans are initially recorded, and carried thereafter, in the condensed consolidated financial statements at cost, net of deferred origination and other fees, which totaled approximately $588,000 and $455,000 at March 31, 2026 and December 31, 2025, respectively. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term. At March 31, 2026, the Company was committed to $4,360,756 in construction loans that can be drawn by the borrowers when certain conditions are met.

At March 31, 2026, the Company has made loans to three different entities in the aggregate amount of $6,245,000, or 10.0% of its loan portfolio. One individual holds at least a fifty percent interest in each of the different entities. This individual is not affiliated with any officers or directors of the Company.

The Company generally grants loans for a term of one year. When a performing loan reaches its maturity and the borrower requests an extension, the Company may extend the term of the loan beyond one year. Prior to granting an extension of any loan, the Company reevaluates the underlying collateral.

Credit Risk

Credit risk profile based on loan activity as of March 31, 2026 and December 31, 2025:

Performing loans	Developers- Residential	Developers- Commercial	Developers- Mixed Use	Total outstanding loans
March 31, 2026 (unaudited)	$53,567,692	$7,014,954	$1,950,000	$62,532,646
December 31, 2025 (audited)	$51,858,921	$7,314,954	$1,500,000	$60,673,875

At March 31, 2026, the Company’s loans receivable consisted of loans in the amount of $920,250, $1,500,000, $7,111,624, $9,626,620 and $14,005,765, originally due or committed to lend to borrowers in 2020, 2022, 2023, 2024 and 2025, respectively. The loans receivable also include loans in the amount of $4,526,000 originally due in the first quarter of 2026.

Generally, borrowers are paying their interest, and the Company receives a fee in connection with the extension of the loans. In all instances, the borrowers have either signed an extension agreement or are in the process of signing an extension. Accordingly, at March 31, 2026, no loan impairments exist and there are no provisions for impairment credit losses of loans or recoveries thereof.

Subsequent to the balance sheet date, approximately $1,238,000 of the loans receivable at March 31, 2026, were paid down or paid off, including $600,000 originally due on or before March 31, 2026.

5. LINES OF CREDIT

The Company is party to an Amended and Restated Credit and Security Agreement with Webster Bank, National Association (“Webster”) and Flushing Bank (“Flushing” and, together with Webster, the “Lenders”) (as amended, the “Amended and Restated Credit Agreement”), which provides for an aggregate revolving credit facility of $32.5 million (as amended, the “Webster Credit Line”), secured by assignments of mortgages and other collateral. On March 24, 2026, the Company entered into an amendment to the Amended and Restated Credit Agreement that, among other things, (i) extended the maturity of the credit facility to February 28, 2029, (ii) modified certain portfolio composition requirements, including limiting mortgage loans outstanding for more than 30 months to 17.5% of the total portfolio, (iii) updated applicable interest margins, and (iv) revised certain mortgage loan eligibility criteria. Except as amended, all other material terms of the credit facility remain in full force and effect.

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

MBC Funding II is party to a committed credit facility with Valley National Bank (“Valley”) (the “Valley Credit Line”), which provides for maximum borrowings of up to $10.0 million. The Valley Credit Line is secured by substantially all of the assets of MBC Funding II, and is guaranteed by the Company and includes a limited guaranty from Mr. Ran capped at $500,000. Amounts available for borrowing under the Valley Credit Line are subject to a borrowing base based on eligible mortgage loans, as reflected in periodic borrowing base certificates and related schedules delivered to Valley pursuant to the applicable agreement. Borrowings under the Valley Credit Line bear interest at a floating rate equal to the forward-looking term rate based on SOFR for the applicable interest period (“Term SOFR”), subject to a floor, plus an applicable margin, and are subject to customary fees. The Valley Credit Line matures on December 12, 2027, unless earlier accelerated in accordance with its terms.

The Company was in compliance with all covenants under the Webster Credit Line as of March 31, 2026, and MBC Funding II was in compliance with all covenants under the Valley Credit Line as of that date. As of March 31, 2026, outstanding borrowings under the Webster Credit Line were $13,393,777, bearing interest at approximately 6.9%, inclusive of the 0.5% agency fee. Outstanding borrowings under the Valley Credit Line were $6,042,500, bearing interest at approximately 6.6%.

6. EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share are calculated in accordance with Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed similarly, except that the weighted-average number of common shares outstanding is increased to include the potential dilutive effect of stock options and warrants, if any, using the treasury stock method. The numerator used in calculating both basic and diluted earnings per common share is net income for each period.

7. STOCK–BASED COMPENSATION

Stock-based compensation expense recognized under ASC Topic 718, “Compensation—Stock Compensation,” for each of the three-month periods ended March 31, 2026 and 2025 was $3,266. This expense represents the amortization of the grant-date fair value of 1,000,000 restricted shares granted to the Company’s Chief Executive Officer on September 9, 2011, with a total fair value of $195,968, as adjusted for the effect on the fair value of related stock options. The fair value of the award is being amortized on a straight-line basis over 15 years. As of March 31, 2026, all 1,000,000 shares remained unvested, and the remaining unrecognized stock-based compensation expense was $5,444. One-third of the restricted shares will vest on each of September 9, 2026, September 9, 2027, and September 9, 2028.

8. STOCKHOLDERS’ EQUITY

On November 20, 2025, the Company’s Board of Directors authorized a share repurchase program providing for the repurchase of up to 100,000 shares of the Company’s common stock over a twelve-month period. As of March 31, 2026, the Company had repurchased an aggregate of 9,300 shares under the program at a total cost of approximately $42,000. Of these amounts, 3,100 shares were repurchased during the three months ended March 31, 2026 at an aggregate cost of approximately $14,000.

9. SEGMENT REPORTING

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

Net income from the Company’s reportable segment is as follows:

	Three Months Ended March 31, (unaudited)
	2026	2025
Lending revenue:	$2,067,644	$2,273,713
Less:
Interest expense	344,592	429,128
Amortization of deferred financing costs	18,656	22,237
Referral fees	3,965	144
General and administrative expenses	430,607	453,570
Other income	(4,500)	(4,500)
Net income	$1,274,324	$1,373,134

10. SUBSEQUENT EVENTS

In accordance with the dividend declared by the Company’s Board of Directors on February 10, 2026, a cash dividend of $0.11 per share in an aggregate amount of $1,257,229 was paid on April 15, 2026, to all shareholders of record on April 8, 2026.

On April 14, 2026, the Company’s Board of Directors declared a cash dividend of $0.11 per share to be paid to all shareholders of record on July 8, 2026. The dividend will be paid on July 15, 2026.

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

The properties securing the loans are generally classified as residential or commercial real estate and, typically, are not income producing. All loans, except for one loan with a current outstanding principal balance of approximately $20,000, are secured by a first mortgage lien on real estate. In addition, each loan is personally guaranteed by the principal(s) of the borrower, which guarantee may be collaterally secured by a pledge of the guarantor’s interest in the borrower. The face amount of the loans we originated in the past seven years ranged from $40,000 to a maximum of $3.6 million. Our lending policy limits the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $4 million. Our loans typically have a maximum initial term of 12 months bearing interest at a fixed rate of 9% to 12.5% per year, except for one loan issued in June 2024, which initially bore interest at 11.5% per annum and, effective January 2, 2025, was modified to bear interest at 7.25% per annum for an extension term of up to one year, which term was subsequently extended for an additional year. In addition, we usually receive origination fees or “points” ranging from 0% to 2% of the original principal amount of the loan as well as other fees relating to underwriting and funding the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser) and in the case of construction financing, it is typically up to 80% of construction costs.

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

For the three-month periods ended March 31, 2026 and 2025, the total amounts of $14,246,800 and $10,940,040, respectively, have been lent, offset by collections received from borrowers, under our commercial loans of $12,388,029 and $12,698,051, respectively.

At March 31, 2026, we were committed to $4,360,756 in construction loans that can be drawn by our borrowers when certain conditions are met.

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

Results of Operations

Three months ended March 31, 2026 compared to three months ended March 31, 2025

Revenue

Total revenues for the three months ended March 31, 2026 were approximately $2,068,000, compared to approximately $2,274,000 for the same period in 2025, representing a decrease of $206,000, or 9.1%. The decrease was primarily attributable to lower interest income, driven by a period-over-period decline in loans receivable, as well as lower origination fees reflecting reduced loan origination activity. For the three months ended March 31, 2026, approximately $1,699,000 of our revenue represents interest income on secured commercial loans that we offer to real estate investors, compared to approximately $1,834,000 for the same period in 2025, and approximately $368,000 and $440,000, respectively, represent origination fees on such loans. The loans are principally secured by collateral consisting of real estate and accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for the three months ended March 31, 2026 were approximately $363,000, compared to approximately $451,000 for the same period in 2025, representing a decrease of $88,000, or 19.5%. The decrease was primarily attributable to lower interest expense resulting from reduced average borrowings under the Webster Credit Line and lower prevailing SOFR rates (see Note 5 to the condensed consolidated financial statements).

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2026 were approximately $431,000, compared to approximately $454,000 for the same period in 2025, representing a decrease of $23,000, or 5.1%. The decrease was primarily attributable to lower advertising and appraisal expenses, as well as the absence of a NYSE American listing fee related to the MBC Funding II 6.00% Senior Secured Notes (the “Notes”) incurred in the prior year period.

Net income

Net income for the three months ended March 31, 2026 was approximately $1,274,000 compared to approximately $1,373,000 for the same period in 2025, representing a decrease of $99,000, or 7.2%. The decrease was primarily attributable to lower revenue, partially offset by reduced interest expense.

Liquidity and Capital Resources

At March 31, 2026, we had cash of approximately $184,000, compared to cash of approximately $205,000 at December 31, 2025.

For the three months ended March 31, 2026, net cash provided by operating activities was approximately $1,259,000, compared to approximately $1,181,000 for the same period in 2025. The increase was primarily attributable to higher deferred origination and other fees, partially offset by lower net income and an increase in interest and other fees receivable on loans.

For the three months ended March 31, 2026, net cash used in investing activities was approximately $1,859,000, compared to net cash provided by investing activities of approximately $1,758,000 for the same period in 2025. Net cash used in investing activities for the three months ended March 31, 2026 consisted of the issuance of commercial loans of approximately $14,247,000, offset by the collection of our commercial loans of approximately $12,388,000. Net cash provided by investing activities for the three months ended March 31, 2025 consisted of the collection of our commercial loans of approximately $12,698,000, offset by the issuance of commercial loans of approximately $10,940,000.

For the three months ended March 31, 2026, net cash provided by financing activities was approximately $577,000, compared to net cash used in financing activities of approximately $2,918,000 for the same period in 2025. Financing cash flows for the three months ended March 31, 2026 reflected net proceeds from Webster Credit Line of approximately $1,835,000 and proceeds from borrower escrow deposits of approximately $115,000, partially offset by a dividend payment of approximately $1,315,000, deferred financing costs of approximately $44,000, and the repurchase of treasury shares of approximately $14,000. Financing cash flows for the three months ended March 31, 2025 reflected net repayments of the Webster Credit Line of approximately $1,602,000 and a dividend payment of approximately $1,315,000.

Our Amended and Restated Credit Agreement with Webster and Flushing provides for the Webster Credit Line. On March 24, 2026, we entered into an amendment to the Amended and Restated Credit Agreement that, among other things, (i) extended the maturity of the credit facility to February 28, 2029, (ii) modified certain portfolio composition requirements, including limiting mortgage loans outstanding for more than 30 months to 17.5% of the total portfolio, (iii) updated applicable interest margins, and (iv) revised certain mortgage loan eligibility criteria. Except as amended, all other material terms of the credit facility remain in full force and effect. The Webster Credit Line provides an aggregate borrowing capacity of $32.5 million, secured by assignments of mortgages and other collateral. As of March 31, 2026, borrowings under the Webster Credit Line bore interest, at our election for each drawdown, at either (i) SOFR plus an applicable premium, which was approximately 6.9%, inclusive of a 0.5% agency fee, or (ii) the Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.00%, plus a 0.5% agency fee.

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

On December 12, 2025, MBC Funding II entered into a letter agreement with Valley pursuant to which Valley agreed to provide MBC Funding II with a revolving line of credit of up to $10.0 million. In connection with the credit facility, MBC Funding II executed a Line of Credit Note evidencing the advances available under the facility and entered into an all-assets Security Agreement in favor of Valley. In addition, we and Mr. Ran provided guarantees of the obligations under the credit facility, including a limited guaranty from Mr. Ran capped at $500,000. The Valley Credit Line is secured by substantially all of the assets of MBC Funding II and is guaranteed by us. The Credit Facility matures on the earlier of December 12, 2027 or the acceleration of the obligations following an event of default. Borrowings under the Valley Credit Line are subject to a borrowing base based on eligible mortgage loans. The Valley Credit Line contains customary covenants and restrictions, including financial covenants and limitations on borrowings based on collateral values.

Outstanding borrowings under the Valley Credit Line bear interest at a floating rate equal to Term SOFR, subject to a floor of 3.00%, plus 2.95% per annum, and are subject to standard benchmark replacement provisions. The facility also requires the payment of an upfront fee equal to 0.20% of the total commitment and an unused line fee equal to 0.25% per annum on the average daily unused portion of the facility. As of March 31, 2026, borrowings under the Valley Credit Line bore interest at a floating rate equal to Term SOFR, subject to a floor, plus an applicable margin and customary fees, which rate was approximately 6.6%.

We were in compliance with all covenants under the Webster Credit Line and the Valley Credit Line as of March 31, 2026. As of that date, outstanding borrowings under the Webster Credit Line were $13,393,777 and outstanding borrowings under the Valley Credit Line were $6,042,500.

On November 20, 2025, our board of directors approved a new share repurchase program authorizing the repurchase of up to 100,000 shares of our common stock over the following 12 months. As of March 31, 2026, we had repurchased an aggregate of 9,300 shares under the program at a total cost of approximately $42,000. Of these amounts, 3,100 shares were repurchased during the three months ended March 31, 2026 at an aggregate cost of approximately $14,000.

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

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 20, 2025, the Company’s Board of Directors authorized a share repurchase program authorizing the repurchase of up to 100,000 shares of our common stock in the next twelve months. As of December 31, 2025, the Company had repurchased an aggregate of 6,200 shares under the program at a total cost of approximately $29,000. During the three months ended March 31, 2026, the Company repurchased an additional 3,100 shares of its common stock under the program at an aggregate cost of approximately $14,000.

The following table sets forth information regarding repurchases of the Company’s common stock during the quarter ended March 31, 2026:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2026	1,500	$4.48	1,500	92,300
February 1-28, 2026	1,100	$4.44	1,100	91,200
March 1-31, 2026	500	$4.37	500	90,700
Total	3,100	$4.45	3,100	90,700

Item 6. EXHIBITS

Exhibit No.	Description

31.1	Chief Executive Officer Certification under Rule 13a-14
31.2	Chief Financial Officer Certification under Rule 13a-14
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Schema Document
101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Manhattan Bridge Capital, Inc. (Registrant)

Date: April 16, 2026	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: April 16, 2026	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

