Form 10-Q
period 2026-06-30
MANHATTAN BRIDGE CAPITAL, INC
filed 2026-07-23
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 23, 2026, the registrant had a total of 11,425,509 common shares, $.001 par value per share, outstanding.

MANHATTAN BRIDGE CAPITAL, INC.

Forward Looking Statements

This report contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the words “believe,” “expect,” “intend,” “estimate” and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial condition and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements”), including but not limited to the following: (i) our loan origination activities, revenues and profits are limited by available funds; (ii) we operate in a highly competitive market and competition may limit our ability to originate loans with favorable interest rates; (iii) our Chief Executive Officer is critical to our business and our future success may depend on our ability to retain him; (iv) if we overestimate the yields on our loans, potential collections in foreclosures or incorrectly value the collateral securing the loan, we may experience losses; (v) we may be subject to “lender liability” claims; (vi) our due diligence may not uncover all of a borrower’s liabilities or other risks to its business; (vii) borrower concentration could lead to significant losses; (viii) we may choose to make distributions in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive; and (ix) an increase in interest rates may impact our profitability. The accompanying information contained in this report, including the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” identifies important factors that could cause such differences. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

All references in this Form 10-Q to “Company,” “we,” “us,” or “our” refer to Manhattan Bridge Capital, Inc. and its wholly-owned subsidiary, MBC Funding II Corp., unless the context otherwise indicates.

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2026 (unaudited)	December 31, 2025 (audited)
Assets
Loans receivable, net of deferred origination and other fees	$61,772,768	$60,218,841
Interest and other fees receivable on loans	1,637,865	1,642,825
Cash	229,547	204,889
Cash – restricted	27,000	23,350
Other assets	125,809	60,742
Right-of-use asset – operating lease, net	74,819	101,226
Deferred financing costs, net	125,716	98,858
Total assets	$63,993,524	$62,350,731

Liabilities and Stockholders’ Equity
Liabilities:
Lines of credit	$19,309,466	$17,601,132
Accounts payable and accrued expenses	190,002	173,247
Operating lease liability	83,689	112,076
Loan holdback	164,598	50,000
Dividends payable	1,256,806	1,314,732
Total liabilities	21,004,561	19,251,187
Commitments and contingencies

Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common shares - $.001 par value; 25,000,000 shares authorized; 11,757,058 issued; 11,425,509 and 11,432,451 outstanding, respectively	11,757	11,757
Additional paid-in capital	45,581,538	45,575,006
Less: Treasury shares, at cost – 331,549 and 324,607 shares, respectively	(1,129,013)	(1,098,964)
Accumulated deficit	(1,475,319)	(1,388,255)
Total stockholders’ equity	42,988,963	43,099,544

Total liabilities and stockholders’ equity	$63,993,524	$62,350,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Interest income from loans	$1,738,065	$1,899,403	$3,437,395	$3,733,317
Origination fees	307,138	455,833	675,452	895,632
Total revenue	2,045,203	2,355,236	4,112,847	4,628,949

Operating costs and expenses:
Interest and amortization of deferred financing costs	398,960	506,250	762,208	957,615
Referral fees	1,646	1,523	5,611	1,667
General and administrative expenses	495,150	437,785	925,757	891,355
Total operating costs and expenses	895,756	945,558	1,693,576	1,850,637
Income from operations	1,149,447	1,409,678	2,419,271	2,778,312
Other income	4,500	4,500	9,000	9,000
Income before income tax expense	1,153,947	1,414,178	2,428,271	2,787,312
Income tax expense	(1,300)	(1,210)	(1,300)	(1,210)
Net income	$1,152,647	$1,412,968	$2,426,971	$2,786,102

Basic and diluted net income per common share outstanding:
—Basic	$0.10	$0.12	$0.21	$0.24
—Diluted	$0.10	$0.12	$0.21	$0.24

Weighted average number of common shares outstanding:
—Basic	11,427,357	11,438,651	11,429,033	11,438,651
—Diluted	11,427,357	11,438,651	11,429,033	11,438,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2026

	Common Shares		Additional Paid	Treasury Shares		Accumulated
	Shares	Amount	in Capital	Shares	Cost	Deficit	Totals
Balance, April 1, 2026	11,757,058	$11,757	$45,578,272	327,707	$(1,112,746)	$(1,371,160)	$43,106,123
Non-cash compensation			3,266				3,266
Purchase of treasury shares				3,842	(16,267)		(16,267)
Dividends declared and payable						(1,256,806)	(1,256,806)
Net income						1,152,647	1,152,647
Balance, June 30, 2026	11,757,058	$11,757	$45,581,538	331,549	$(1,129,013)	$(1,475,319)	$42,988,963

FOR THE THREE MONTHS ENDED JUNE 30, 2025

	Common Shares		Additional Paid	Treasury Shares		Accumulated
	Shares	Amount	in Capital	Shares	Cost	Deficit	Totals
Balance, April 1, 2025	11,757,058	$11,757	$45,565,207	318,407	$(1,070,406)	$(1,180,476)	$43,326,082
Non-cash compensation			3,266				3,266
Dividends declared and payable						(1,315,445)	(1,315,445)
Net income						1,412,968	1,412,968
Balance, June 30, 2025	11,757,058	$11,757	$45,568,473	318,407	$(1,070,406)	$(1,082,953)	$43,426,871

FOR THE SIX MONTHS ENDED JUNE 30, 2026

	Common Shares		Additional Paid	Treasury Shares		Accumulated
	Shares	Amount	in Capital	Shares	Cost	Deficit	Totals
Balance, January 1, 2026	11,757,058	$11,757	$45,575,006	324,607	$(1,098,964)	$(1,388,255)	$43,099,544
Non-cash compensation			6,532				6,532
Purchase of treasury shares				6,942	(30,049)		(30,049)
Dividends paid						(1,257,229)	(1,257,229)
Dividends declared and payable						(1,256,806)	(1,256,806)
Net income						2,426,971	2,426,971
Balance, June 30, 2026	11,757,058	$11,757	$45,581,538	331,549	$(1,129,013)	$(1,475,319)	$42,988,963

FOR THE SIX MONTHS ENDED JUNE 30, 2025

	Common Shares		Additional Paid	Treasury Shares		Accumulated
	Shares	Amount	in Capital	Shares	Cost	Deficit	Totals
Balance, January 1, 2025	11,757,058	$11,757	$45,561,941	318,407	$(1,070,406)	$(1,238,165)	$43,265,127
Non-cash compensation			6,532				6,532
Dividends paid						(1,315,445)	(1,315,445)
Dividends declared and payable						(1,315,445)	(1,315,445)
Net income						2,786,102	2,786,102
Balance, June 30, 2025	11,757,058	$11,757	$45,568,473	318,407	$(1,070,406)	$(1,082,953)	$43,426,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$2,426,971	$2,786,102
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	37,958	44,473
Adjustment to right-of-use asset - operating lease and liability	(1,980)	(831)
Depreciation	926	2,790
Non-cash compensation expense	6,532	6,532
Changes in operating assets and liabilities:
Interest and other fees receivable on loans	4,960	(369,307)
Other assets	(65,994)	(93,403)
Accounts payable and accrued expenses	16,755	(33,614)
Deferred origination and other fees	151,047	64,338
Proceeds from borrower escrow deposits – loan holdback	114,598	—
Net cash provided by operating activities	2,691,773	2,407,080

Cash flows from investing activities:
Issuance of short-term loans	(29,007,320)	(23,482,540)
Collections received from loans	27,302,347	23,619,317
Purchase of fixed assets	—	(418)
Net cash (used in) provided by investing activities	(1,704,973)	136,359

Cash flows from financing activities:
Proceeds from lines of credit	30,608,460	26,460,484
Repayment of lines of credit	(28,900,126)	(26,365,153)
Dividends paid	(2,571,961)	(2,630,890)
Deferred financing costs incurred	(64,816)	—
Purchase of treasury shares	(30,049)	—
Net cash used in financing activities	(958,492)	(2,535,559)

Net increase in cash	28,308	7,880
Cash and restricted cash, beginning of period(1)	228,239	201,762
Cash and restricted cash, end of period(2)	$256,547	$209,642

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for taxes	$1,300	$1,210
Cash paid during the period for interest	$702,754	$903,251
Cash paid during the period for operating leases	$33,028	$31,982

Supplemental Schedule of Noncash Financing Activities:
Dividend declared and payable	$1,256,806	$1,315,445

Supplemental Schedule of Noncash Operating and Investing Activities:
Reduction in interest receivable in connection with the increase in loans receivable	$—	$13,122

(1)	At December 31, 2025 and 2024, cash and restricted cash included $23,350 and $23,750, respectively, of restricted cash.
(2)	At June 30, 2026 and 2025, cash and restricted cash included $27,000 and $875, respectively, of restricted cash.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

1. DESCRIPTION OF THE COMPANY

The accompanying unaudited condensed consolidated financial statements of Manhattan Bridge Capital, Inc. (“MBC”), a New York corporation founded in 1989, and its wholly-owned subsidiary, MBC Funding II Corp. (“MBC Funding II”), a New York corporation formed in December 2015 (collectively referred to herein as the “Company”) have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual audited financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the year ended December 31, 2025 and the notes thereto included in the Company’s Annual Report on Form 10-K. Results of consolidated operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year.

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

2. RECENTLY ISSUED TECHNICAL ACCOUNTING PRONOUNCEMENTS

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, which requires public companies to provide additional disclosures about certain expense categories included in income statement captions. The guidance is effective for the Company’s annual periods beginning January 1, 2027, and interim periods beginning January 1, 2028. Early adoption is permitted. The guidance is not expected to affect the recognition or measurement of amounts reported in the Company’s condensed consolidated financial statements but will require additional disclosures.

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

4. COMMERCIAL LOANS

Loans Receivable

The Company offers short-term secured non–banking loans to real estate investors (also known as hard money loans) to fund their acquisition and construction of properties located in the New York metropolitan area, including New Jersey and Connecticut, and in Florida. The loans are principally secured by collateral consisting of real estate and accompanied by personal guarantees from the principals of the borrowers. The loans are generally for a term of one year. The short-term loans are initially recorded, and carried thereafter, in the condensed consolidated financial statements at cost, net of deferred origination and other fees, which totaled approximately $606,000 and $455,000 at June 30, 2026 and December 31, 2025, respectively. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term. At June 30, 2026, the Company was committed to $3,927,235 in construction loans that can be drawn by the borrowers when certain conditions are met.

At June 30, 2026, no borrower or group of affiliated borrowers, including entities under common ownership or control, had loans outstanding representing more than 10% of the Company’s total outstanding loan portfolio.

The Company generally grants loans for a term of one year. When a performing loan reaches its maturity and the borrower requests an extension, the Company may extend the term of the loan beyond one year. Prior to granting an extension of any loan, the Company reevaluates the underlying collateral.

Credit Risk

Credit risk profile based on loan activity as of June 30, 2026 and December 31, 2025:

Outstanding loans	Developers- Residential	Developers- Commercial	Developers- Mixed Use	Total outstanding loans
June 30, 2026 (unaudited)	$51,398,894	$9,029,954	$1,950,000	$62,378,848
December 31, 2025 (audited)	$51,858,921	$7,314,954	$1,500,000	$60,673,875

At June 30, 2026, the Company’s loans receivable consisted of loans in the amount of $920,250, $1,500,000, $4,155,144, $6,426,620 and $11,179,765, originally due or committed to lend to borrowers in 2020, 2022, 2023, 2024 and 2025, respectively. The loans receivable also include loans in the amount of $7,640,000 originally due in the first six months of 2026.

Generally, borrowers are paying their interest, and the Company receives a fee in connection with the extension of the loans. Based on management’s evaluation of the collectability of its loan portfolio, including the estimated fair value of the collateral securing the Florida loan discussed below, management concluded that no allowance for credit losses was required as of June 30, 2026.

During the quarter ended June 30, 2026, one borrower with an aggregate outstanding principal balance of approximately $935,000 secured by two properties located in Florida became delinquent on its interest payment obligations. The borrower has not made interest payments for approximately three months and has not responded to the Company’s notice of default. The Company has engaged Florida foreclosure counsel to pursue available remedies, including foreclosure, if necessary. Management believes the estimated fair value of the collateral substantially exceeds the outstanding principal balance. Based on its evaluation of the collateral, expected recovery and other relevant facts and circumstances, management concluded that no impairment or allowance for credit losses was required as of June 30, 2026. The Company will continue to monitor the loan and reassess collectability and collateral value each reporting period.

Subsequent to the balance sheet date, approximately $3,701,000 of the loans receivable at June 30, 2026, were paid down or paid off, including $506,000 originally due on or before June 30, 2026.

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

The Company was in compliance with all covenants under the Webster Credit Line as of June 30, 2026, and MBC Funding II was in compliance with all covenants under the Valley Credit Line as of that date. As of June 30, 2026, outstanding borrowings under the Webster Credit Line were $13,266,966, bearing interest at approximately 6.9%, inclusive of the 0.5% agency fee. Outstanding borrowings under the Valley Credit Line were $6,042,500, bearing interest at approximately 6.6%.

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

7. STOCK–BASED COMPENSATION

Stock-based compensation expense recognized under ASC Topic 718, “Compensation-Stock Compensation,” for each of the three-month periods ended June 30, 2026 and 2025 of $3,266, and for each of the six-month periods ended June 30, 2026 and 2025 of $6,532 represent the amortization of the fair value of 1,000,000 restricted shares granted to the Company’s Chief Executive Officer on September 9, 2011 of $195,968, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value is being amortized over 15 years. As of June 30, 2026, all 1,000,000 shares remained restricted, and the remaining unrecognized stock-based compensation amounted to $2,177. One third of such restricted shares will vest on each of September 9, 2026, September 9, 2027, and September 9, 2028.

8. STOCKHOLDERS’ EQUITY

On November 20, 2025, the Company’s board of directors approved a new share repurchase program authorizing the repurchase of up to 100,000 shares of the Company’s common stock over the following 12 months. As of June 30, 2026, the Company had repurchased an aggregate of 13,142 shares under the program at a total cost of approximately $59,000. Of these amounts, 6,942 shares were repurchased during the six months ended June 30, 2026 at an aggregate cost of approximately $30,000.

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

Net income from the Company’s reportable segment is as follows:

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lending revenue:	$2,045,203	$2,355,236	$4,112,847	$4,628,949
Less:
Interest expense	379,658	484,013	724,250	913,142
Amortization of deferred financing costs	19,302	22,237	37,958	44,473
Referral fees	1,646	1,523	5,611	1,667
General and administrative expenses	495,150	437,785	925,757	891,355
Income tax expense	1,300	1,210	1,300	1,210
Other income	(4,500)	(4,500)	(9,000)	(9,000)
Net income	$1,152,647	$1,412,968	$2,426,971	$2,786,102

10. SUBSEQUENT EVENTS

In accordance with the dividend declared by the Company’s board of directors on April 14, 2026, a cash dividend of $0.11 per share in an aggregate amount of $1,256,806 was paid on July 15, 2026, to all shareholders of record on July 8, 2026.

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

The properties securing the loans are generally classified as residential or commercial real estate and, typically, are not income producing. All loans, except for one loan with a current outstanding principal balance of approximately $14,000, are secured by a first mortgage lien on real estate. In addition, each loan is personally guaranteed by the principal(s) of the borrower, which guarantee may be collaterally secured by a pledge of the guarantor’s interest in the borrower. The face amount of the loans we originated in the past seven years ranged from $40,000 to a maximum of $3.6 million. Our lending policy limits the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $4 million. Our loans typically have a maximum initial term of 12 months bearing interest at a fixed rate of 9% to 12% per year, except for one loan issued in June 2024, which initially bore interest at 11.5% per annum and, effective January 2, 2025, was modified to bear interest at 7.25% per annum for an extension term of up to one year, which term was subsequently extended for an additional year. In addition, we usually receive origination fees or “points” ranging from 0% to 2% of the original principal amount of the loan as well as other fees relating to underwriting and funding the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser) and in the case of construction financing, it is typically up to 80% of construction costs.

Since commencing our business in 2007, except as set forth below, we have not completed a foreclosure or taken title to any collateral property, although from time to time we have renewed or extended the term of a loan to enable the borrower to avoid premature sale or refinancing of the property. When we renew or extend a loan, we generally receive additional “points” and other fees.

During the quarter ended June 30, 2026, one borrower with an aggregate outstanding principal balance of approximately $935,000 secured by two properties located in Florida became delinquent on its interest payment obligations. We delivered a notice of default and, after the borrower failed to cure the default, retained Florida foreclosure counsel to pursue available remedies, including foreclosure, if necessary. Based on management’s evaluation of the estimated value of the underlying collateral, which management believes substantially exceeds the outstanding principal balance, we concluded that no allowance for credit losses was required as of June 30, 2026. We will continue to monitor the loan, the foreclosure process, if commenced, and the value of the underlying collateral each reporting period.

Our primary business objective is to grow our loan portfolio while protecting and preserving capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term through dividends. We intend to achieve this objective by continuing to selectively originate and fund loans secured by first mortgages on residential and commercial real estate held for investment located in the New York metropolitan area, including New Jersey and Connecticut, and in Florida, and to carefully manage and service our portfolio in a manner designed to generate attractive risk-adjusted returns across a variety of market conditions and economic cycles. We believe that current market dynamics, specifically the supply-and-demand imbalance for relatively small real estate loans, present opportunities for us to selectively originate high-quality first mortgage loans and we believe that these market conditions should persist for a number of years. We have built our business on a foundation of intimate knowledge of the New York metropolitan area real estate market combined with a disciplined credit and due diligence culture that is designed to protect and preserve capital. We believe that our flexibility and ability to structure loans that address the needs of our borrowers without compromising our standards on credit risk, our expertise, our intimate knowledge of the New York metropolitan area real estate market and our focus on newly originated first mortgage loans, have defined our success until now and should enable us to continue to achieve our objectives.

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

For the six-month periods ended June 30, 2026 and 2025, the total amounts of $29,007,320 and $23,482,540, respectively, have been lent, offset by collections received from borrowers, under our commercial loans of $27,302,347 and $23,619,317, respectively.

At June 30, 2026, we were committed to $3,927,235 in construction loans that can be drawn by our borrowers when certain conditions are met.

To date, none of the loans previously made have resulted in a credit loss or been determined to be uncollectible, although no assurances can be given that existing or future loans may not prove to be non-collectible or foreclosed in the future. As of June 30, 2026, one borrower with an outstanding principal balance of approximately $935,000 was in default, and we had retained Florida foreclosure counsel to pursue available remedies. Based on management’s assessment of the estimated value of the underlying collateral, which management believes substantially exceeds the outstanding principal balance, no allowance for credit losses was recorded as of June 30, 2026.

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

Results of Operations

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

Total revenue

Total revenue for the three months ended June 30, 2026 was approximately $2,045,000 compared to approximately $2,355,000 for the same period in 2025, a decrease of approximately $310,000, or 13.2%. The decrease occurred despite increases in both the number of loans originated and the amount of capital deployed and was primarily attributable to lower interest rates and origination fees charged to borrowers as a result of increased competition in the marketplace. In addition, the Company granted approximately $85,000 of discretionary payoff and refinancing credits to certain borrowers during the quarter. These credits were provided in connection with negotiated loan payoffs and other borrower-specific business matters. For the three months ended June 30, 2026 and 2025, approximately $1,738,000 and $1,899,000, respectively, of our revenues were attributable to interest income on secured commercial loans that we offer to real estate investors, and approximately $307,000 and $456,000, respectively, of our revenues were attributable to origination fees on such loans. The loans are principally secured by collateral consisting of real estate and accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for the three months ended June 30, 2026 were approximately $399,000 compared to approximately $506,000 for the same period in 2025, representing a decrease of approximately $107,000, or 21.1%. The decrease was primarily attributable to lower interest expense resulting from lower average borrowings and lower SOFR rates (see Note 5 to the condensed consolidated financial statements).

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2026 were approximately $495,000, compared to approximately $438,000 for the same period in 2025, representing an increase of approximately $57,000, or 13.0%. The increase was primarily attributable to increases in payroll, legal, bank, appraisal, and travel expenses.

Net income

Net income for the three months ended June 30, 2026 was approximately $1,153,000 compared to approximately $1,413,000 for the same period in 2025, representing a decrease of approximately $260,000, or 18.4%. The decrease was primarily attributable to lower revenue, partially offset by reduced interest expense.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

Total revenue

Total revenue for the six months ended June 30, 2026 was approximately $4,113,000 compared to approximately $4,629,000 for the same period in 2025, a decrease of approximately $516,000, or 11.1%. The decrease occurred despite increases in both the number of loans originated and the amount of capital deployed and was primarily attributable to lower interest rates and origination fees charged to borrowers as a result of increased competition in the marketplace. In addition, the Company granted approximately $91,000 of discretionary payoff and refinancing credits to certain borrowers during the six months. These credits were provided in connection with negotiated loan payoffs and other borrower-specific business matters. For the six months ended June 30, 2026 and 2025, revenues of approximately $3,437,000 and $3,733,000, respectively, were attributable to interest income on secured commercial loans that we offer to real estate investors, and approximately $675,000 and $896,000, respectively, were attributable to origination fees on such loans. The loans are principally secured by collateral consisting of real estate and accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for the six months ended June 30, 2026 were approximately $762,000 compared to approximately $958,000 for the same period in 2025, representing a decrease of approximately $196,000, or 20.5%. The decrease was primarily attributable to lower interest expense resulting from lower average borrowings and lower SOFR rates (see Note 5 to the condensed consolidated financial statements).

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2026 were approximately $926,000 compared to approximately $891,000 for the same period in 2025, representing an increase of approximately $35,000, or 3.9%. The increase was primarily attributable to increases in payroll and legal expenses, partially offset by the absence of a NYSE American listing fee related to the MBC Funding II 6.00% Senior Secured Notes (the “Notes”) incurred in the prior year period.

Net income

Net income for the six months ended June 30, 2026 was approximately $2,427,000 compared to approximately $2,786,000 for the same period in 2025, representing a decrease of approximately $359,000, or 12.9%. The decrease was primarily attributable to lower revenue, partially offset by reduced interest expense.

Liquidity and Capital Resources

At June 30, 2026, we had cash of approximately $230,000, compared to approximately $205,000 at December 31, 2025, excluding restricted cash, which primarily represents collections on commercial loans pending clearance and designated for repayment of the Webster Credit Line.

For the six months ended June 30, 2026, net cash provided by operating activities was approximately $2,692,000, compared to approximately $2,407,000 for the same period in 2025. The increase was primarily attributable to a decrease in interest and other fees receivable during the 2026 period, compared with an increase in such receivables during the 2025 period, proceeds from borrower escrow deposits, and a greater increase in deferred origination and other fees, partially offset by lower net income.

For the six months ended June 30, 2026, net cash used in investing activities was approximately $1,705,000, compared to net cash provided by investing activities of approximately $136,000 for the same period in 2025. Net cash used in investing activities for the six months ended June 30, 2026 consisted of the issuance of commercial loans of approximately $29,007,000, offset by the collection on commercial loans of approximately $27,302,000. Net cash provided by investing activities for the six months ended June 30, 2025 primarily consisted of the collection on commercial loans of approximately $23,619,000, offset by the issuance of commercial loans of approximately $23,483,000.

For the six months ended June 30, 2026, net cash used in financing activities was approximately $958,000, compared to approximately $2,536,000 for the same period in 2025. Net cash used in financing activities for the six months ended June 30, 2026 consisted of dividend payments of approximately $2,572,000, deferred financing costs of approximately $65,000, and repurchases of treasury shares of approximately $30,000, partially offset by net proceeds from the Webster Credit Line of approximately $1,708,000. Net cash used in financing activities for the six months ended June 30, 2025 consisted of dividend payments of approximately $2,631,000, partially offset by net proceeds from the Webster Credit Line of approximately $95,000.

Our Amended and Restated Credit Agreement with Webster and Flushing provides for the Webster Credit Line. On March 24, 2026, we entered into an amendment to the Amended and Restated Credit Agreement that, among other things, (i) extended the maturity of the credit facility to February 28, 2029, (ii) modified certain portfolio composition requirements, including limiting mortgage loans outstanding for more than 30 months to 17.5% of the total portfolio, (iii) updated applicable interest margins, and (iv) revised certain mortgage loan eligibility criteria. Except as amended, all other material terms of the credit facility remain in full force and effect. The Webster Credit Line provides an aggregate borrowing capacity of $32.5 million, secured by assignments of mortgages and other collateral. As of June 30, 2026, borrowings under the Webster Credit Line bore interest, at our election for each drawdown, at either (i) SOFR plus an applicable premium, which was approximately 6.9%, inclusive of a 0.5% agency fee, or (ii) the Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.00%, plus a 0.5% agency fee.

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

Outstanding borrowings under the Valley Credit Line bear interest at a floating rate equal to Term SOFR, subject to a floor of 3.00%, plus 2.95% per annum, and are subject to standard benchmark replacement provisions. The facility also requires the payment of an upfront fee equal to 0.20% of the total commitment and an unused line fee equal to 0.25% per annum on the average daily unused portion of the facility. As of June 30, 2026, borrowings under the Valley Credit Line bore interest at a floating rate equal to Term SOFR, subject to a floor, plus an applicable margin and customary fees, which rate was approximately 6.6%.

We were in compliance with all covenants under the Webster Credit Line and the Valley Credit Line as of June 30, 2026. As of that date, outstanding borrowings under the Webster Credit Line were $13,266,966 and outstanding borrowings under the Valley Credit Line were $6,042,500.

On November 20, 2025, our board of directors approved a new share repurchase program authorizing the repurchase of up to 100,000 shares of our common stock over the following 12 months. As of June 30, 2026, we had repurchased an aggregate of 13,142 shares under the program at a total cost of approximately $59,000. Of these amounts, 6,942 shares were repurchased during the six months ended June 30, 2026 at an aggregate cost of approximately $30,000.

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

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 20, 2025, the Company’s board of directors authorized a share repurchase program authorizing the repurchase of up to 100,000 shares of our common stock in the next twelve months. As of June 30, 2026, the Company had repurchased an aggregate of 13,142 shares under the program at a total cost of approximately $59,000. Of these amounts, 6,942 shares were repurchased during the six months ended June 30, 2026 at an aggregate cost of approximately $30,000.

The following table sets forth information regarding repurchases of the Company’s common stock during the quarter ended June 30, 2026:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2026	0	$—	0	90,700
May 1-31, 2026	3,842	$4.23	3,842	86,858
June 1-30, 2026	0	$—	0	86,858
Total	3,842	$4.23	3,842	86,858

Item 6. EXHIBITS

Exhibit No.	Description

10.1	Amendment to Loan Documents, dated April 27, 2026, by and among MBC Funding II Corp., Valley National Bank and Manhattan Bridge Capital, Inc., as guarantor
31.1	Chief Executive Officer Certification under Rule 13a-14
31.2	Chief Financial Officer Certification under Rule 13a-14
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Manhattan Bridge Capital, Inc. (Registrant)

Date: July 23, 2026	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: July 23, 2026	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

