Form 10-Q
period 2026-09-30
MANHATTAN BRIDGE CAPITAL, INC
filed 2026-10-21
CIK 1080340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of October 21, 2026, the registrant had a total of 11,347,523 common shares, $.001 par value per share, outstanding.

MANHATTAN BRIDGE CAPITAL, INC.

Forward Looking Statements

This report contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the words “believe,” “expect,” “intend,” “estimate” and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial condition and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements”), including but not limited to the following: (i) our loan origination activities, revenues and profits are limited by available funds; (ii) we operate in a highly competitive market and competition may limit our ability to originate loans with favorable interest rates; (iii) our Chief Executive Officer is critical to our business and our future success may depend on our ability to retain him; (iv) if we overestimate the yields on our loans, potential collections in foreclosures or incorrectly value the collateral securing the loan, we may experience losses; (v) we may be subject to “lender liability” claims; (vi) our due diligence may not uncover all of a borrower’s liabilities or other risks to its business; (vii) borrower concentration could lead to significant losses; (viii) we may choose to make distributions in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive; and (ix) changes in interest rates may impact our profitability. The accompanying information contained in this report, including the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” identifies important factors that could cause such differences. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

All references in this Form 10-Q to “Company,” “we,” “us,” or “our” refer to Manhattan Bridge Capital, Inc. and its wholly-owned subsidiary, MBC Funding II Corp., unless the context otherwise indicates.

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2026 (unaudited)	December 31, 2025 (audited)

Assets
Loans receivable, net of deferred origination and other fees	$59,478,735	$60,218,841
Interest and other fees receivable on loans	1,566,838	1,642,825
Cash	168,093	204,889
Cash – restricted	8,750	23,350
Other assets	88,508	60,742
Right-of-use asset – operating lease, net	61,616	101,226
Deferred financing costs, net	107,000	98,858
Total assets	$61,479,540	$62,350,731

Liabilities and Stockholders’ Equity
Liabilities:
Lines of credit	$17,034,621	$17,601,132
Accounts payable and accrued expenses	170,734	173,247
Operating lease liability	69,274	112,076
Loan holdback	164,598	50,000
Dividends payable	1,250,834	1,314,732
Total liabilities	18,690,061	19,251,187
Commitments and contingencies

Stockholders’ equity:
Preferred shares - $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common shares - $.001 par value; 25,000,000 shares authorized; 11,757,058 issued; 11,377,466 and 11,432,451 outstanding, respectively	11,757	11,757
Additional paid-in capital	45,583,716	45,575,006
Less: Treasury shares, at cost – 379,592 and 324,607 shares, respectively	(1,318,303)	(1,098,964)
Accumulated deficit	(1,487,691)	(1,388,255)
Total stockholders’ equity	42,789,479	43,099,544

Total liabilities and stockholders’ equity	$61,479,540	$62,350,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Interest income from loans	$1,661,896	$1,770,377	$5,099,291	$5,503,694
Origination fees	391,662	265,376	1,067,114	1,161,008
Total revenue	2,053,558	2,035,753	6,166,405	6,664,702

Operating costs and expenses:
Interest and amortization of deferred financing costs	369,477	421,980	1,131,684	1,379,595
Referral fees	2,844	2,575	8,455	4,242
General and administrative expenses	447,275	413,518	1,373,033	1,304,873
Total operating costs and expenses	819,596	838,073	2,513,172	2,688,710
Income from operations	1,233,962	1,197,680	3,653,233	3,975,992
Other income	4,500	4,500	13,500	13,500
Income before income tax expense	1,238,462	1,202,180	3,666,733	3,989,492
Income tax expense	—	—	(1,300)	(1,210)
Net income	$1,238,462	$1,202,180	$3,665,433	$3,988,282

Basic and diluted net income per common share outstanding:
—Basic	$0.11	$0.11	$0.32	$0.35
—Diluted	$0.11	$0.11	$0.32	$0.35

Weighted average number of common shares outstanding:
—Basic	11,410,412	11,438,651	11,422,745	11,438,651
—Diluted	11,410,412	11,438,651	11,422,745	11,438,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026

	Common Shares		Additional Paid in	Treasury Shares		Accumulated
	Shares	Amount	Capital	Shares	Cost	Deficit	Totals
Balance, July 1, 2026	11,757,058	$11,757	$45,581,538	331,549	$(1,129,013)	$(1,475,319)	$42,988,963
Non-cash compensation			2,178				2,178
Purchase of treasury shares				48,043	(189,290)		(189,290)
Dividends declared and payable						(1,250,834)	(1,250,834)
Net income						1,238,462	1,238,462
Balance, September 30, 2026	11,757,058	$11,757	$45,583,716	379,592	$(1,318,303)	$(1,487,691)	$42,789,479

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025

	Common Shares		Additional Paid in	Treasury Shares		Accumulated
	Shares	Amount	Capital	Shares	Cost	Deficit	Totals
Balance, July 1, 2025	11,757,058	$11,757	$45,568,473	318,407	$(1,070,406)	$(1,082,953)	$43,426,871
Non-cash compensation			3,266				3,266
Dividends declared and payable						(1,315,445)	(1,315,445)
Net income						1,202,180	1,202,180
Balance, September 30, 2025	11,757,058	$11,757	$45,571,739	318,407	$(1,070,406)	$(1,196,218)	$43,316,872

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

	Common Shares		Additional Paid in	Treasury Shares		Accumulated
	Shares	Amount	Capital	Shares	Cost	Deficit	Totals
Balance, January 1, 2026	11,757,058	$11,757	$45,575,006	324,607	$(1,098,964)	$(1,388,255)	$43,099,544
Non-cash compensation			8,710				8,710
Purchase of treasury shares				54,985	(219,339)		(219,339)
Dividends paid						(2,514,035)	(2,514,035)
Dividends declared and payable						(1,250,834)	(1,250,834)
Net income						3,665,433	3,665,433
Balance, September 30, 2026	11,757,058	$11,757	$45,583,716	379,592	$(1,318,303)	$(1,487,691)	$42,789,479

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

	Common Shares		Additional Paid in	Treasury Shares		Accumulated
	Shares	Amount	Capital	Shares	Cost	Deficit	Totals
Balance, January 1, 2025	11,757,058	$11,757	$45,561,941	318,407	$(1,070,406)	$(1,238,165)	$43,265,127
Non-cash compensation			9,798				9,798
Dividends paid						(2,630,890)	(2,630,890)
Dividends declared and payable						(1,315,445)	(1,315,445)
Net income						3,988,282	3,988,282
Balance, September 30, 2025	11,757,058	$11,757	$45,571,739	318,407	$(1,070,406)	$(1,196,218)	$43,316,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$3,665,433	$3,988,282
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	56,675	66,710
Adjustment to right-of-use asset - operating lease and liability	(3,191)	(1,459)
Depreciation	1,281	4,007
Non-cash compensation expense	8,710	9,798
Changes in operating assets and liabilities:
Interest and other fees receivable on loans	75,987	(70,895)
Other assets	(29,049)	(69,940)
Accounts payable and accrued expenses	(2,513)	(60,678)
Deferred origination and other fees	138,546	(59,801)
Proceeds from borrower escrow deposits – loan holdback	114,598	—
Net cash provided by operating activities	4,026,477	3,806,024

Cash flows from investing activities:
Issuance of short-term loans	(40,832,273)	(27,957,494)
Collections received from loans	41,433,833	35,474,993
Purchase of fixed assets	—	(418)
Net cash provided by investing activities	601,560	7,517,081

Cash flows from financing activities:
Repayment of lines of credit	(43,901,366)	(40,751,845)
Proceeds from lines of credit	43,334,855	33,373,595
Dividends paid	(3,828,767)	(3,946,335)
Purchase of treasury shares	(219,339)	—
Deferred financing costs incurred	(64,816)	—
Net cash used in financing activities	(4,679,433)	(11,324,585)

Net decrease in cash and restricted cash	(51,396)	(1,480)
Cash and restricted cash, beginning of period(1)	228,239	201,762
Cash and restricted cash, end of period(2)	$176,843	$200,282

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for taxes	$1,300	$1,210
Cash paid during the period for interest	$1,074,078	$1,346,361
Cash paid during the period for operating leases	$49,454	$47,973

Supplemental Schedule of Noncash Financing Activities:
Dividend declared and payable	$1,250,834	$1,315,445

Supplemental Schedule of Noncash Operating and Investing Activities:
Reduction in interest receivable in connection with the increase in loans receivable	$—	$13,122

(1)	At December 31, 2025 and 2024, cash and restricted cash included $23,350 and $23,750, respectively, of restricted cash.
(2)	At September 30, 2026 and 2025, cash and restricted cash included $8,750 and $13,847, respectively, of restricted cash.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MANHATTAN BRIDGE CAPITAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

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

Loans Receivable

The Company offers short-term secured non–banking loans to real estate investors (also known as hard money loans) to fund their acquisition and construction of properties located in the New York metropolitan area, including New Jersey and Connecticut, and in Florida. The loans are principally secured by collateral consisting of real estate and accompanied by personal guarantees from the principals of the borrowers. The loans are generally for a term of one year. The short-term loans are initially recorded, and carried thereafter, in the condensed consolidated financial statements at cost, net of deferred origination and other fees, which totaled approximately $594,000 and $455,000 at September 30, 2026 and December 31, 2025, respectively. Most of the loans provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term. At September 30, 2026, the Company was committed to $4,882,283 in construction loans that can be drawn by the borrowers when certain conditions are met.

At September 30, 2026, no borrower or group of affiliated borrowers, including entities under common ownership or control, had loans outstanding representing more than 10% of the Company’s total outstanding loan portfolio.

The Company generally grants loans for a term of one year. When a performing loan reaches its maturity and the borrower requests an extension, the Company may extend the term of the loan beyond one year. Prior to granting an extension of any loan, the Company reevaluates the underlying collateral.

Credit Risk

Credit risk profile based on loan activity as of September 30, 2026 and December 31, 2025:

Outstanding loans	Developers- Residential	Developers- Commercial	Developers- Mixed Use	Total outstanding loans
September 30, 2026 (unaudited)	$49,117,930	$6,429,385	$4,525,000	$60,072,315
December 31, 2025 (audited)	$51,858,921	$7,314,954	$1,500,000	$60,673,875

At September 30, 2026, the Company’s loans receivable consisted of loans in the amount of $920,250, $1,500,000, $4,155,144, $6,426,620 and $8,707,850, originally due or committed to lend to borrowers in 2020, 2022, 2023, 2024 and 2025, respectively. The loans receivable also include loans in the amount of $7,090,000 originally due in the first nine months of 2026.

Generally, borrowers are paying their interest, and the Company receives a fee in connection with the extension of the loans. Based on management’s evaluation of the collectability of its loan portfolio, including the estimated fair value of the collateral securing the Florida loan discussed below, management concluded that no allowance for credit losses was required as of September 30, 2026.

During the quarter ended September 30, 2026, one borrower with an aggregate outstanding principal balance of approximately $935,000 secured by two properties located in Florida remained delinquent on its interest payment obligations, and had not cured the default following the Company’s notice of default. The Company has engaged Florida foreclosure counsel and commenced foreclosure proceedings against the borrower and other relevant parties. On October 6, 2026, the court clerk entered a default against one of the defendants for failure to timely respond to the foreclosure complaint. Two additional defendants failed to respond by the October 6, 2026 deadline, and the Company’s foreclosure counsel is also seeking entry of defaults against those defendants. The foreclosure proceedings remain pending, and the timing and outcome of the proceedings cannot currently be determined. The collateral properties are also subject to municipal code-enforcement and unsafe-structure proceedings, which could result in demolition or other action affecting their value. In the foreclosure proceedings, Palm Beach County has asserted that its liens against the collateral have priority over the Company’s mortgages. The Company is evaluating these matters with foreclosure counsel. Based on currently available information, including estimated collateral value and potential recovery, management determined that no allowance for credit losses was required as of September 30, 2026. However, the ultimate outcome and recoverability remain uncertain. The Company will continue to monitor developments and reassess the loan as appropriate.

Subsequent to the balance sheet date, approximately $3,087,000 of the loans receivable at September 30, 2026, were paid down or paid off, including $615,000 originally due on or before September 30, 2026.

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

The Company was in compliance with all covenants under the Webster Credit Line as of September 30, 2026, and MBC Funding II was in compliance with all covenants under the Valley Credit Line as of that date. As of September 30, 2026, outstanding borrowings under the Webster Credit Line were $10,992,121, bearing interest at approximately 7.2%, inclusive of the 0.5% agency fee. Outstanding borrowings under the Valley Credit Line were $6,042,500, bearing interest at approximately 6.7%.

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

Stock-based compensation expense recognized under ASC Topic 718, “Compensation—Stock Compensation,” was $2,178 and $3,266 for the three-month periods ended September 30, 2026 and 2025, respectively, and $8,710 and $9,798 for the nine-month periods ended September 30, 2026 and 2025, respectively. These amounts represent the amortization of the $195,968 fair value of 1,000,000 restricted shares granted to the Company’s Chief Executive Officer on September 9, 2011, after adjusting for the effect on the fair value of the stock options related to this transaction. The fair value was amortized over 15 years and was fully amortized as of September 30, 2026.

One-third of the restricted shares vested on September 9, 2026. One-half of the remaining restricted shares will vest on each of September 9, 2027 and September 9, 2028.

8.	STOCKHOLDERS’ EQUITY

On November 20, 2025, the Company’s board of directors authorized a share repurchase program authorizing the repurchase of up to 100,000 shares of the Company’s common stock in the next twelve months. As of September 30, 2026, the Company had repurchased an aggregate of 61,185 shares under the program at a total cost of approximately $248,000. Of these amounts, 54,985 shares were repurchased during the nine months ended September 30, 2026 at an aggregate cost of approximately $219,000.

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

Net income from the Company’s reportable segment is as follows:

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Lending revenue:	$2,053,558	$2,035,753	$6,166,405	$6,664,702
Less:
Interest expense	350,760	399,744	1,075,009	1,312,885
Amortization of deferred financing costs	18,717	22,236	56,675	66,710
Referral fees	2,844	2,575	8,455	4,242
General and administrative expenses	447,275	413,518	1,373,033	1,304,873
Income tax expense	—	—	1,300	1,210
Other income	(4,500)	(4,500)	(13,500)	(13,500)
Net income	$1,238,462	$1,202,180	$3,665,433	$3,988,282

10.	SUBSEQUENT EVENTS

On October 8, 2026, the Company’s board of directors approved an amendment to the existing share repurchase program, increasing the aggregate number of shares authorized for repurchase from 100,000 to 250,000 shares and extending the program for a new 12-month period commencing on October 8, 2026.

In accordance with the dividend declared by the Company’s board of directors on July 28, 2026, a cash dividend of $0.11 per share in an aggregate amount of $1,250,834 was paid on October 15, 2026, to all shareholders of record on October 8, 2026.

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

The properties securing the loans are generally classified as residential or commercial real estate and, typically, are not income producing. All loans, except for one loan with a current outstanding principal balance of approximately $10,000, are secured by a first mortgage lien on real estate. In addition, each loan is personally guaranteed by the principal(s) of the borrower, which guarantee may be collaterally secured by a pledge of the guarantor’s interest in the borrower. The face amount of the loans we originated in the past seven years ranged from $40,000 to a maximum of $3.6 million. Our lending policy limits the maximum amount of any loan to the lower of (i) 9.9% of the aggregate amount of our loan portfolio (not including the loan under consideration) and (ii) $4 million. Our loans typically have a maximum initial term of 12 months bearing interest at a fixed rate of 9% to 12% per year, except for one loan issued in June 2024, which initially bore interest at 11.5% per annum and, effective January 2, 2025, was modified to bear interest at 7.25% per annum for an extension term of up to one year, which term was subsequently extended for an additional year. In addition, we usually receive origination fees or “points” ranging from 0% to 2% of the original principal amount of the loan as well as other fees relating to underwriting and funding the loan. Interest is always payable monthly, in arrears. In the case of acquisition financing, the principal amount of the loan usually does not exceed 75% of the value of the property (as determined by an independent appraiser) and in the case of construction financing, it is typically up to 80% of construction costs.

Since commencing our business in 2007, except as set forth below, we have not completed a foreclosure or taken title to any collateral property, although from time to time we have renewed or extended the term of a loan to enable the borrower to avoid premature sale or refinancing of the property. When we renew or extend a loan, we generally receive additional “points” and other fees.

During the quarter ended September 30, 2026, one borrower with an aggregate outstanding principal balance of approximately $935,000 secured by two properties located in Florida remained delinquent on its interest payment obligations. We delivered a notice of default and, after the borrower failed to cure the default, retained Florida foreclosure counsel and commenced foreclosure proceedings. On October 6, 2026, a default was entered against one of the defendants for failure to respond to the foreclosure complaint. Two additional defendants failed to respond within the applicable deadline, and our foreclosure counsel is also seeking entry of defaults against those defendants. The foreclosure proceedings remain pending. The collateral properties are also subject to municipal code-enforcement and unsafe-structure proceedings, which could result in demolition or other action affecting their value. In the foreclosure proceedings, Palm Beach County has asserted that its liens against the collateral have priority over the Company’s mortgages. The Company is evaluating these matters with foreclosure counsel. Based on currently available information, including estimated collateral value and potential recovery, we determined that no allowance for credit losses was required as of September 30, 2026. However, the ultimate outcome and recoverability remain uncertain. We will continue to monitor developments and reassess the loan as appropriate.

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

For the nine-month periods ended September 30, 2026 and 2025, the total amounts of $40,832,273 and $27,957,494, respectively, have been lent, offset by collections received from borrowers, under our commercial loans of $41,433,833 and $35,474,993, respectively.

At September 30, 2026, we were committed to $4,882,283 in construction loans that can be drawn by our borrowers when certain conditions are met.

As of September 30, 2026, one borrower with an outstanding principal balance of approximately $935,000 was in default, and we had retained Florida foreclosure counsel to pursue available remedies. We commenced foreclosure proceedings with respect to those properties, and subsequent to September 30, 2026, a default was entered against one of the defendants for failure to respond to the foreclosure complaint. Two additional defendants failed to respond within the applicable deadline, and our foreclosure counsel is also seeking entry of defaults against those defendants. The foreclosure proceedings remain pending. Based on currently available information, including the estimated collateral value and potential recovery, management determined that no allowance for credit losses was required as of September 30, 2026. The Company will continue to monitor developments and reassess the loan as appropriate.

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

Results of Operations

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

Revenue

Total revenues for the three months ended September 30, 2026 were approximately $2,054,000, compared to approximately $2,036,000 for the same period in 2025, representing an increase of approximately $18,000, or 0.9%. The increase was primarily attributable to higher origination fees, partially offset by lower interest income resulting from lower interest rates charged to borrowers due to increased competition in the marketplace. For the three months ended September 30, 2026 and 2025, approximately $1,662,000 and $1,770,000, respectively, of our revenues were attributable to interest income on secured commercial loans offered to real estate investors, and approximately $392,000 and $265,000, respectively, of our revenues were attributable to origination fees on such loans. The loans are principally secured by real estate collateral and accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for the three months ended September 30, 2026 were approximately $369,000, compared to approximately $422,000 for the same period in 2025, representing a decrease of approximately $53,000, or 12.6%. The decrease was primarily attributable to lower interest expense resulting from lower SOFR rates (see Note 5 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2026 were approximately $447,000, compared to approximately $414,000 for the same period in 2025, representing an increase of approximately $33,000, or 8.0%. The increase was primarily attributable to higher payroll and travel expenses.

Net income

Net income for the three months ended September 30, 2026 was approximately $1,238,000, compared to approximately $1,202,000 for the same period in 2025, representing an increase of approximately $36,000, or 3.0%. The increase was primarily attributable to lower interest expense and higher origination fee income, partially offset by lower interest income and higher general and administrative expenses.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

Revenue

Total revenues for the nine months ended September 30, 2026 were approximately $6,166,000, compared to approximately $6,665,000 for the same period in 2025, representing a decrease of approximately $499,000, or 7.5%. The decrease occurred despite increases in both the number of loans originated and the amount of capital deployed and was primarily attributable to lower interest rates and origination fees charged to borrowers as a result of increased competition in the marketplace. For the nine months ended September 30, 2026 and 2025, approximately $5,099,000 and $5,504,000, respectively, of our revenues were attributable to interest income on secured commercial loans offered to real estate investors, and approximately $1,067,000 and $1,161,000, respectively, were attributable to origination fees on such loans. The loans are principally secured by real estate collateral and accompanied by personal guarantees from the principals of the borrowers.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for the nine months ended September 30, 2026 were approximately $1,132,000, compared to approximately $1,380,000 for the same period in 2025, representing a decrease of approximately $248,000, or 18.0%. The decrease was primarily attributable to lower interest expense resulting from lower average borrowings and lower SOFR rates (see Note 5 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2026 were approximately $1,373,000, compared to approximately $1,305,000 for the same period in 2025, representing an increase of approximately $68,000, or 5.2%. The increase was primarily attributable to higher payroll, legal and travel expenses, partially offset by the absence of a NYSE American listing fee related to the MBC Funding II 6.00% Senior Secured Notes (the “Notes”) incurred in the prior-year period.

Net income

Net income for the nine months ended September 30, 2026 was approximately $3,665,000, compared to approximately $3,988,000 for the same period in 2025, representing a decrease of approximately $323,000, or 8.1%. The decrease was primarily attributable to lower revenues and higher general and administrative expenses, partially offset by lower interest expense.

Liquidity and Capital Resources

At September 30, 2026, we had cash of approximately $168,000, compared to approximately $205,000 at December 31, 2025, excluding restricted cash, which primarily represents collections on commercial loans pending clearance and designated for repayment of the Webster Credit Line.

For the nine months ended September 30, 2026, net cash provided by operating activities was approximately $4,026,000, compared to approximately $3,806,000 for the same period in 2025. The increase was primarily attributable to a decrease in interest and other fees receivable during the 2026 period, compared to an increase in such receivables during the 2025 period, an increase in deferred origination and other fees, and proceeds from borrower escrow deposits, partially offset by lower net income.

For the nine months ended September 30, 2026, net cash provided by investing activities was approximately $602,000, compared to approximately $7,517,000 for the same period in 2025. Net cash provided by investing activities for the nine months ended September 30, 2026 primarily consisted of collections on commercial loans of approximately $41,434,000, offset by the issuance of commercial loans of approximately $40,832,000. Net cash provided by investing activities for the same period in 2025 primarily consisted of collections on commercial loans of approximately $35,475,000, offset by the issuance of commercial loans of approximately $27,957,000.

For the nine months ended September 30, 2026, net cash used in financing activities was approximately $4,679,000, compared to approximately $11,325,000 for the same period in 2025. Net cash used in financing activities for the 2026 period primarily consisted of dividend payments of approximately $3,829,000, net repayments of the Webster Credit Line of approximately $567,000, repurchases of common stock of approximately $219,000, and deferred financing costs of approximately $65,000. Net cash used in financing activities for the 2025 period consisted of net repayments of the Webster Credit Line of approximately $7,378,000 and dividend payments of approximately $3,946,000.

Our Amended and Restated Credit Agreement with Webster and Flushing provides for the Webster Credit Line. On March 24, 2026, we entered into an amendment to the Amended and Restated Credit Agreement that, among other things, (i) extended the maturity of the credit facility to February 28, 2029, (ii) modified certain portfolio composition requirements, including limiting mortgage loans outstanding for more than 30 months to 17.5% of the total portfolio, (iii) updated applicable interest margins, and (iv) revised certain mortgage loan eligibility criteria. Except as amended, all other material terms of the credit facility remain in full force and effect. The Webster Credit Line provides an aggregate borrowing capacity of $32.5 million, secured by assignments of mortgages and other collateral. As of September 30, 2026, borrowings under the Webster Credit Line bore interest, at our election for each drawdown, at either (i) SOFR plus an applicable premium, which was approximately 7.2%, inclusive of a 0.5% agency fee, or (ii) the Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.00%, plus a 0.5% agency fee.

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

On December 12, 2025, MBC Funding II entered into a letter agreement with Valley pursuant to which Valley agreed to provide MBC Funding II with a revolving line of credit of up to $10.0 million. In connection with the credit facility, MBC Funding II executed a Line of Credit Note evidencing the advances available under the facility and entered into an all-assets Security Agreement in favor of Valley. In addition, we and Mr. Ran provided guarantees of the obligations under the credit facility, including a limited guaranty from Mr. Ran capped at $500,000. The Valley Credit Line is secured by substantially all of the assets of MBC Funding II and is guaranteed by us. The Valley Credit Line matures on the earlier of December 12, 2027 or the acceleration of the obligations following an event of default. Borrowings under the Valley Credit Line are subject to a borrowing base based on eligible mortgage loans. The Valley Credit Line contains customary covenants and restrictions, including financial covenants and limitations on borrowings based on collateral values.

Outstanding borrowings under the Valley Credit Line bear interest at a floating rate equal to Term SOFR, subject to a floor of 3.00%, plus 2.95% per annum, and are subject to standard benchmark replacement provisions. The facility also requires the payment of an upfront fee equal to 0.20% of the total commitment and an unused line fee equal to 0.25% per annum on the average daily unused portion of the facility. As of September 30, 2026, borrowings under the Valley Credit Line bore interest at a floating rate equal to Term SOFR, subject to a floor, plus an applicable margin and customary fees, which rate was approximately 6.7%.

We were in compliance with all covenants under the Webster Credit Line and the Valley Credit Line as of September 30, 2026. As of that date, outstanding borrowings under the Webster Credit Line were $10,992,121 and outstanding borrowings under the Valley Credit Line were $6,042,500.

On November 20, 2025, our board of directors approved a new share repurchase program authorizing the repurchase of up to 100,000 shares of our common stock over the following 12 months. As of September 30, 2026, we had repurchased an aggregate of 61,185 shares under the program at a total cost of approximately $248,000. Of these amounts, 54,985 shares were repurchased during the nine months ended September 30, 2026 at an aggregate cost of approximately $219,000.

On October 8, 2026, our board of directors approved an amendment to the existing share repurchase program, increasing the aggregate number of shares authorized for repurchase from 100,000 to 250,000 shares and extending the program for a new 12-month period commencing on October 8, 2026.

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

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 20, 2025, the Company’s board of directors authorized a share repurchase program authorizing the repurchase of up to 100,000 shares of our common stock in the next twelve months. As of September 30, 2026, the Company had repurchased an aggregate of 61,185 shares under the program at a total cost of approximately $248,000. Of these amounts, 54,985 shares were repurchased during the nine months ended September 30, 2026 at an aggregate cost of approximately $219,000.

The following table sets forth information regarding repurchases of the Company’s common stock during the quarter ended September 30, 2026:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2026	16,128	$3.98	16,128	70,730
August 1-31, 2026	2,487	$4.03	2,487	68,243
September 1-30, 2026	29,428	$3.91	29,428	38,815
Total	48,043	$3.94	48,043	38,815

On October 8, 2026, our board of directors approved an amendment to the existing share repurchase program, increasing the aggregate number of shares authorized for repurchase from 100,000 to 250,000 shares and extending the program for a new 12-month period commencing on October 8, 2026. The maximum number of shares that may yet be purchased (38,815), at September 30, 2026, does not include the increase.

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

Manhattan Bridge Capital, Inc. (Registrant)

Date: October 21, 2026	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: October 21, 2026	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

